Form 10-K
period 1994-12-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1995-03-24
CIK 95574

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-5869-1

                        SUPERIOR SURGICAL MFG. CO., INC.

Incorporated - New York                           I.R.S. Employer Identification
                                                  No. 11-1385670
10099 Seminole Blvd.
Seminole, Florida 34642

Telephone                                         (813) 397-9611

Securities registered pursuant to Section 12 (b) of the Act:

Common Shares with a par value                    Listed on
of $1.00 each                                     American Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X            No
                    -----            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

         As of March 17, 1995, 8,363,552 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $62.5 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).


Documents Incorporated by Reference:

         Registrant's Proxy Statement to be filed on or before March 30, 1995, for its Annual Meeting of Shareholders to be held May 1, 1995, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

         Exhibit index may be found on Page 22.

                                     PART I

Item 1.                           Business

                 (a) The business (organized in 1920) of Superior Surgical Mfg. Co., Inc. ("registrant" or the "Company") has not changed in any significant way during the past five years.

                 (b) Although registrant operates, for selling, promotional and other reasons through various divisions, nevertheless there are no distinct segments or lines of business; registrant's entire business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

                 (c)      Registrant manufactures and sells a wide range of
                                  apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

                          1.      Uniforms and service apparel for personnel of:

                                  A)       Hospitals and health facilities;
                                  B)       Hotels, commercial buildings,
                                           residential buildings, and food
                                           service facilities;
                                  C)       General and special purpose
                                           industrial uses;
                                  D)       Commercial enterprises (career
                                           apparel for banks, airlines, etc.);
                                  E)       Public and private safety and
                                           security organizations;
                                  F)       Miscellaneous service uses.

                          2.      Miscellaneous products directly related to:

                                  A)       Uniforms and service apparel
                                           specified above (e.g. operating room
                                           masks, boots, and sheets);
                                  B)       Linen suppliers and industrial
                                           launderers, to whom a substantial
                                           portion of the registrant's uniforms
                                           and service apparel are sold; such
                                           products being primarily industrial
                                           laundry bags.

                          Uniforms and service apparel account for 90-95% of total sales and revenues; no single class of product listed above as a miscellaneous product of the registrant accounts for more than 10% of total sales and revenues.

                          Registrant competes with national and regional manufacturers and also with local firms in most major metropolitan areas. Industry statistics are not available, but the registrant believes that it is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Registrant experiences competition primarily in the areas of product development, styling and pricing.

                          Registrant competes with more than three dozen firms including divisions of larger corporations. The nature and degree of competition varies with the customer and market where it occurs.





                                      I-1                          Page 2 of 34

                          Registrant has a substantial number of customers, the largest of which accounted for no more than 4% of registrant's 1994 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of February 28, 1995, the backlog of all orders was approximately $9,300,000, compared to approximately $9,800,000 a year earlier.

                          Registrant markets itself to its customers as a "stock house". Therefore, registrant at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Registrant's principal raw materials are textile products, generally available from a number of sources.

                          While registrant owns and uses several trademarks, its mark "Fashion Seal Uniforms" (presently registered to August 7, 2007, subject to renewal) is important since more than 50% of registrant's products are sold under that name. In view of the nature of registrant's business, compliance with Federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no serious effect upon its operations or earnings. Substantially all of registrant's business is non-seasonal in nature. The registrant has about 1,900 employees.

Item 2.          Properties

         All Properties are in satisfactory condition, are currently fully utilized (except as otherwise noted), and have aggregate productive capacity to meet registrant's present needs as well as those of the foreseeable future.

         (a)     Seminole, Florida - Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.
         (b)     Eudora, Arkansas - Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping.
         (c)     Leesburg, Georgia - Plant of approximately 85,000 square feet, leased from Development Authority of Leesburg, Georgia under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping.
         (d)     Lake Village, Arkansas - Plant of approximately 35,000 square feet, leased from the City of Lake Village under lease requiring payment of only a nominal amount; used for manufacturing.
         (e)     Tampa, Florida - Plant of approximately 46,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping, and small retail operation.





                                      I-2                          Page 3 of 34

         (f)     Miami, Florida - Plant of approximately 9,000 square feet, leased from private owners under a lease expiring in 1997; used for regional sales office, warehousing, shipping, and small retail operation.
         (g)     McGehee, Arkansas - Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.
         (h)     Memphis, Tennessee - Plant of approximately 15,000 square
                          feet, leased from private owners under lease expiring 1995; used for warehousing, shipping and retail sales.
         (i)     Miscellaneous-
                          New Orleans, Louisiana, sales office - leased; Burbank, California, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office
                          - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Houston, Texas, sales office - leased; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - leased; Tallulah, Louisiana, used for manufacturing - leased; Charlotte, North Carolina, used for warehouse and sales office - leased; Pine Bluff, Arkansas, used for manufacturing - owned; Terry, Mississippi, used for manufacturing - owned.

Item 3.          Legal Proceedings

         The Company has been advised that it is a target of a Federal criminal investigation relating to a previously reported dispute involving alleged false statements and false claims purportedly made in connection with contracts ostensibly awarded by the U.S. Department of Veterans Affairs. The investigation is also evaluating actions by agents of the Company in connection with the matter, including those of Gerald M. Benstock, a Director of the Company. A former vice president of the Company has entered into a plea agreement with Federal authorities in connection with this matter; the specific terms and conditions of which are not known to the Company. Federal authorities are also pursuing a civil investigation of the Company relating to these matters. The dispute does not involve the integrity of the Company's products.

         The Company is cooperating with these investigations, and settlement discussions are continuing. The Company previously offered to settle all potential charges relating to these matters and in 1993 recorded a liability in that amount which is reflected in its financial statements. That offer, however, was rejected by Federal authorities. While the Company has further concluded that it possesses specific defenses which will be vigorously asserted in the event the parties are unable to arrive at a negotiated settlement, the Company is unable to estimate the outcome of this uncertainty.

         Additionally, in the event the Company is indicted or convicted on criminal charges, or if significant civil damages are pursued, certain collateral consequences are likely to result, such as suspension or debarment from the award of future Federal government contracts. The Company believes that a suspension or debarment in connection with Federal government contracts would not have a material adverse effect on the Company; however, such action may also impede the Company's ability to receive certain contracts awarded under various Federal grant and other non-procurement programs. The precise impact of any potential exclusion under various Federal grant and other non-procurement programs is not clear.





                                      I-3                          Page 4 of 34

Item 4.                   Submission of Matters to a Vote of Security Holders

         (a)     None

                                    PART II

Item 5. Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters.

                          The principal market on which registrant's common shares are traded is the American Stock Exchange; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

                          The table below presents, for registrant's common shares, dividend information and high and low sales prices as reported in the consolidated transaction reporting system of the American Stock Exchange.

                                                      QUARTER ENDED
                      --------------------------------------------------------------------------------------------
                                          1994                                            1993
                      --------------------------------------------     -------------------------------------------
                      Mar. 31     June 30     Sept. 30     Dec. 31     Mar. 31    June 30     Sept. 30     Dec. 31
                      -------     -------     --------     -------     -------    -------     --------     -------
Common Shares:
 High                 $16         $14-1/2     $15-1/8      $15-1/8     $22-1/4    $18-3/8     $17-5/8      $16-3/8

 Low                  $13-5/8     $12-3/8     $11-3/4      $12-3/8     $16-5/8    $15-7/8     $12-3/8      $13-1/8

 Dividends (total
 for 1994-$.32;
 1993-$.28)           $.08        $.08        $.08         $.08        $.07       $.07        $.07         $.07



         Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable; under the most restrictive debt agreement, retained earnings of approximately $9,799,000 were available at December 31, 1994 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, will increase from time to time.

         As of March 17, 1995, registrant had 620 shareholders of record.

         On March 17, 1995, the closing price for registrant's common shares on the American Stock Exchange was $ 11.25 per share.





                                   I-4, II-1                       Page 5 of 34

Item 6.

Selected Financial Data

Years Ended December 31,                          1994            1993           1992            1991            1990
                                              ------------    ------------    ------------   ------------    ------------
Net sales   . . . . . . . . . . . . . . . .   $135,067,397    $130,126,690    $128,665,516   $117,502,780    $123,002,478
                                              ------------    ------------    ------------   ------------    ------------
Costs and expenses:
 Cost of goods sold . . . . . . . . . . . .     89,308,729    $ 87,280,624    $ 85,250,260   $ 78,059,449    $ 82,310,560
 Selling and administrative
  expenses  . . . . . . . . . . . . . . . .     28,537,946      27,835,521      26,964,446     25,779,480      25,861,916
 Provision for dispute
  settlement  . . . . . . . . . . . . . . .         -            2,250,000           -              -               -
 Interest expense - net . . . . . . . . . .        959,715         641,669         586,628        823,623       1,074,837
                                              ------------    ------------    ------------   ------------    ------------
                                              $118,806,390    $118,007,814    $112,801,334   $104,662,552    $109,247,313
                                              ------------    ------------    ------------   ------------    ------------
Earnings before taxes on
 income . . . . . . . . . . . . . . . . . .   $ 16,261,007    $ 12,118,876    $ 15,864,182   $ 12,840,228    $ 13,755,165
Taxes on income . . . . . . . . . . . . . .      6,180,000       4,415,000       5,950,000      4,815,000       5,090,000
                                              ------------    ------------    ------------   ------------    ------------
Net earnings  . . . . . . . . . . . . . . .   $ 10,081,007    $  7,703,876    $  9,914,182   $  8,025,228    $  8,665,165
                                              ============    ============    ============   ============    ============
Net earnings per common
 share  . . . . . . . . . . . . . . . . . .   $       1.17    $        .89    $       1.15   $        .94    $       1.00
                                              ============    ============    ============   ------------    ------------
Cash dividends per common
 share  . . . . . . . . . . . . . . . . . .   $        .32    $        .28    $        .25   $        .22    $        .18
                                              ============    ============    ============   ============    ============
At year end:
 Total assets . . . . . . . . . . . . . . .   $104,864,385    $ 87,168,003    $ 80,585,153   $ 74,470,776    $ 69,192,818
                                              ------------    ------------    ------------   ------------    ------------
 Long-term debt . . . . . . . . . . . . . .   $ 18,600,000    $  4,200,000    $  4,955,000   $  7,110,385    $  8,945,544
                                              ------------    ------------   ------------    ------------    ------------
 Working capital  . . . . . . . . . . . . .   $ 64,295,804    $ 53,096,945    $ 51,353,415   $ 47,873,560    $ 43,241,802
                                              ------------    ------------    ------------   ------------    ------------
 Shareholders' equity . . . . . . . . . . .   $ 70,937,920    $ 68,568,495    $ 63,082,410   $ 54,659,128    $ 47,685,519
                                              ------------    ------------    ------------   ------------    ------------

================================================================================

Item 7.

Management's Discussion And Analysis Of
Financial Condition And Results Of Operations

OPERATIONS: Net sales of the Company increased by 10% in 1992 compared to 1991. The increases in 1992 were attributable to new customers and new uniform programs for existing customers. Net sales for 1993 increased by 1% over 1992, due to the continuation of new uniform Programs and new customers for non-healthcare marketplaces, offset by the uncertain and sluggish healthcare marketplace which negatively affected those sales in 1993. Sales increased by 4% in 1994 over 1993 due to increased demand continuing the trend from 1993.

As a percent of sales, cost of goods sold was 66.1% in 1994, 67.1% in 1993 and 66.3% in 1992. The reductions in 1992 and 1994 were the result of greater manufacturing efficiencies. The increase in 1993 was due to increased costs and the inability of the Company to raise sales prices.

Selling and administrative expenses increased by 3% in 1993 and 1994. The increases were attributable to normal cost pressures. As a percentage of sales, selling and administrative expenses have not changed significantly over the past several years, and no dramatic change is anticipated in 1995.

The provision for dispute settlement in the amount of $2,250,000 in 1993 involves certain sales by the Company to an agency of the Federal government as previously reported. The government has yet to make any claim in connection with the dispute. While management continues to believe that the Company has complied with the terms and conditions of its obligations with the government, the Company sought resolution of the dispute by offering $2,250,000
($1,415,000 net of tax effect) for full and complete settlement of the matter. The Company elected to accrue the offered amount for the fourth quarter of 1993 which represents an after tax charge against earnings of approximately $.16 per share. The offer of settlement has been rejected by the government. While the future impact is unclear, the dispute and Federal investigation concerning the dispute may have an adverse effect on future sales and a material, one-time payment may be necessary to resolve this matter. See Note 12 of Notes to Financial Statements for this continuing contingency.

Interest expense as a percentage of sales was 0.7% in 1994; it was 0.5% in 1993 and 0.4% in 1992. The reductions in 1992 and 1993 as a percentage of sales are principally due to reduced borrowings by the Company. The Increase in 1994 was due to increased borrowings.

The effective income tax rate in 1994 was 38.0%; in 1993 it was 36.4% and in 1992 it was 37.5%. Included in the income tax provision for 1993 is the effect of recalculating the effective income tax rate for 1993, based on the Revenue Reconciliation Act of 1993, which raised corporate income tax rates retroactive to January 1, 1993. Also included is the adjustment to the deferred income tax provision necessary to comply with Financial Accounting Standards Board Statement No.109 (FAS No.109), requiring deferred tax calculations on the liability method. The aggregate effect of these changes was to decrease the income tax provision and increase net earnings for 1993 by approximately $.02 per share.

In 1994, the Company showed net income (after taxes) of 7.5% of sales, with a return of 14.5% on average equity; for 1993 net income was 5.9% of sales, with a return of 11.7% on average equity, while for 1992 the corresponding figures were 7.7% and 16.8%.

                                      II-2                      Page 6 of 34

 Management's Discussion and Analysis of
 Financial Condition and Results of Operations (cont'd)

LIQUIDITY AND CAPITAL RESOURCES. The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 1994 was $64,295,804 and the working capital ratio 6.3 to 1; for 1993 it was $53,096,945 and the ratio 5.8 to 1, while for 1992 the figures were $51,353,415 and 5.7 to 1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate.

In 1994, the Company's percentage of long-term debt to long-term debt and equity was 20.8%; in 1993 it was 5.8% and in 1992 it was 7.3%.

The Company has an ongoing capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $9,100,000, $6,800,000 and $5,450,000 in the years 1994, 1993 and 1992, respectively.
Projected capital expenditures (principally for manufacturing enhancements) for 1995, while different from those of the last several years are expected to be substantially lower in 1995 than in 1994. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

In 1993, the Company's cash and certificates of deposit balance increased by approximately $406,000 due to a decelerating rate of increase in accounts receivable and inventories compared to 1992, increases in depreciation, offset by a decrease in net earnings and increases in capital expenditures.

In 1994, the Company's cash and certificates of deposit balance increased by approximately $8,200,000 principally due to new borrowings in the amount of $15,000,000 offset by the repurchase of 550,000 shares of its common stock for an aggregate consideration of $6,765,000.

As of December 31, 1994, under its existing revolving credit agreement, the Company had $9,000,000 available to it. In addition, under the most restrictive terms of its agreements with its lenders, the Company could avail itself of $6,000,000 in short-term credit (see Note 4 of Notes to Financial Statements). With funds from such credit facility, positive cash flows generated from normal operations, and other favorable credit sources readily available, the Company believes for the foreseeable future that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including expansion at a normal rate.

                                      II-3                      Page 7 of 34

 Item 8 - Financial Statements and Supplementary Data

 SUPERIOR SURGICAL MFG. CO., INC.

Statements of Earnings
Years Ended December 31, 1994, 1993 and 1992

                                                               1994             1993             1992
                                                            ------------    ------------     ------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .   $135,067,397    $130,126,690     $128,665,516
                                                            ------------    ------------     ------------

Costs and expenses:
 Cost of goods sold . . . . . . . . . . . . . . . . . . .   $ 89,308,729    $ 87,280,624     $ 85,250,260
 Selling and administrative expenses  . . . . . . . . . .     28,537,946      27,835,521       26,964,446
 Provision for dispute settlement . . . . . . . . . . . .        -             2,250,000          -
 Interest expense - net . . . . . . . . . . . . . . . . .        959,715         641,669          586,628
                                                            ------------    ------------     ------------
                                                            $118,806,390    $118,007,814     $112,801,334
                                                            ------------    ------------     ------------

Earnings before taxes on income . . . . . . . . . . . . .   $ 16,261,007    $ 12,118,876     $ 15,864,182
Taxes on income . . . . . . . . . . . . . . . . . . . . .      6,180,000       4,415,000        5,950,000
                                                            ------------    ------------     ------------
Net earnings  . . . . . . . . . . . . . . . . . . . . . .   $ 10,081,007    $  7,703,876     $  9,914,182
                                                            ============    ============     ============
Net earnings per common share . . . . . . . . . . . . . .   $       1.17    $        .89     $       1.15
                                                            ============    ============     ============
Dividends per common share  . . . . . . . . . . . . . . .   $        .32    $        .28     $        .25
                                                            ============    ============     ============

=================================================================================================================

Statements of Shareholders' Equity
Years Ended December 31, 1994, 1993 and 1992

                                                                    Additional                          Total
                                                      Common          Paid-In         Retained      Shareholders'
                                                      Shares          Capital         Earnings          Equity
                                                    ----------      -----------      -----------     -----------
Balance, January 1, 1992  . . . . . . . . . .       $2,144,738      $ 3,837,974      $48,676,416     $54,659,128
 Net earnings . . . . . . . . . . . . . . . .                                          9,914,182       9,914,182
 Shares issued under four-for-one
  stock split of June 1992  . . . . . . . . .        6,497,814       (4,358,074)      (2,139,740)
 Common shares issued upon exercise
  of options  . . . . . . . . . . . . . . . .           35,800          635,238                          671,038
 Cash dividends declared ($.25 per share) . .                                         (2,161,938)     (2,161,938)
                                                    ----------      -----------      -----------     -----------
Balance, December 31, 1992  . . . . . . . . .       $8,678,352      $   115,138      $54,288,920     $63,082,410
 Net earnings . . . . . . . . . . . . . . . .                                          7,703,876       7,703,876
 Common shares issued upon exercise
  of options  . . . . . . . . . . . . . . . .           24,900          191,456                          216,356
 Cash dividends declared ($.28 per share) . .                                         (2,434,147)     (2,434,147)
                                                    ----------      -----------      -----------     -----------
Balance, December 31, 1993  . . . . . . . . .       $8,703,252      $   306,594      $59,558,649     $68,568,495
 Net earnings . . . . . . . . . . . . . . . .                                         10,081,007      10,081,007
 Common shares issued upon exercise
  of options  . . . . . . . . . . . . . . . .          210,300        1,604,894                        1,815,194
 Purchase and retirement of common Shares . .         (550,000)        (109,817)      (6,105,183)     (6,765,000)
 Cash dividends declared ($.32 per share) . .                                         (2,761,776)     (2,761,776)
                                                    ----------      -----------      -----------     -----------
Balance, December 31, 1994  . . . . . . . . .       $8,363,552      $ 1,801,671      $60,772,697     $70,937,920
                                                    ==========      ===========      ===========     ===========

See Notes to Financial Statements.


                                      II-4                      Page 8 of 34

 SUPERIOR SURGICAL MFG. Co., INC.

                                                          Balance Sheets
                                                    December 31, 1994 and 1993

                                                              ASSETS


CURRENT ASSETS                                                                                    1994           1993
                                                                                              -----------     ----------
 Cash and certificates of deposit . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,233,700    $ 3,030,013
 Accounts receivable, less allowance for doubtful accounts of $250,000  . . . . . . . .        23,356,474     20,850,179
 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,991,963     39,632,993
 Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . . . . .           875,132        688,268
                                                                                              -----------     ----------
  TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 76,457,269    $64,201,453
PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,234,749     20,872,656
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED . . . . . . . . . . . . . . . . . . .           827,577        832,417
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,344,790      1,261,477
                                                                                              -----------     ----------
                                                                                             $104,864,385    $87,168,003
                                                                                              ===========     ==========




                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  7,471,452   $  7,139,464
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,126,813      2,594,959
 Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           963,200        615,085
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .           600,000        755,000
                                                                                              -----------    -----------
  TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 12,161,465   $ 11,104,508
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,600,000      4,200,000
LIABILITY FOR DISPUTE SETTLEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,250,000      2,250,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           915,000      1,045,000
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 par value - authorized 300,000 shares (none issued)  . . . . . . .      $      -       $      -
 Common stock, $1 par value - authorized 50,000,000 shares, issued and outstanding -
  8,363,552 and 8,703,252, respectively . . . . . . . . . . . . . . . . . . . . . . . .         8,363,552      8,703,252
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,801,671        306,594
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,772,697     59,558,649
                                                                                              -----------    -----------
  TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 70,937,920   $ 68,568,495
                                                                                              -----------    -----------
                                                                                             $104,864,385   $ 87,168,003
                                                                                              ===========    ===========

  See Notes to Financial Statements.

                                      II-5                         Page 9 of 34

 SUPERIOR SURGICAL MFG. CO., INC.

                                                     Statements of Cash Flows
                                           Years Ended December 31, 1994, 1993, and 1992



                                                                             1994            1993             1992
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .      $10,081,007      $ 7,703,876      $ 9,914,182
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization  . . . . . . . . . . . . . . . . .        2,864,847        2,503,726        2,169,028
   Liability for dispute settlement . . . . . . . . . . . . . . . .            -            2,250,000            -
   Deferred Income Taxes  . . . . . . . . . . . . . . . . . . . . .         (130,000)        (625,000)         345,000
   Changes in assets and liabilities:
     Accounts receivable  . . . . . . . . . . . . . . . . . . . . .       (2,506,295)        (532,998)      (2,077,700)
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .       (1,358,970)        (773,143)      (4,945,480)
     Prepaid expenses and other current assets  . . . . . . . . . .         (186,864)        (257,826)         305,080
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . .          331,988          567,010         (173,451)
     Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .          531,854           37,890          208,153
     Taxes on income  . . . . . . . . . . . . . . . . . . . . . . .          348,115         (173,135)        (158,062)
                                                                         -----------      -----------      -----------
Net cash flows provided from operating activities . . . . . . . . .      $ 9,975,682      $10,700,400      $ 5,586,750
                                                                         -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant and equipment . . . . . . . . . . . .      $(9,109,599)     $(6,808,039)     $(5,452,080)
 Carrying amount of property, plant and equipment disposals . . . .          887,499           82,944          149,503
 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          (83,313)        (391,186)             507
                                                                         -----------      -----------      -----------
 Net cash used in investing activities  . . . . . . . . . . . . . .      $(8,305,413)     $(7,116,281)     $(5,302,070)
                                                                         -----------      -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in long-term debt . . . . . . . . . . . . . . . . . . . .      $15,000,000      $ 3,500,000      $     -
 Reduction in long-term debt  . . . . . . . . . . . . . . . . . . .         (755,000)      (4,460,000)      (2,530,545)
 Declaration of cash dividends  . . . . . . . . . . . . . . . . . .       (2,761,776)      (2,434,147)      (2,161,938)
 Proceeds received on exercise of stock options . . . . . . . . . .        1,815,194          216,356          671,038
 Common stock reacquired and retired  . . . . . . . . . . . . . . .       (6,765,000)           -                -
                                                                         -----------      -----------      -----------
 Net cash provided in financing activities  . . . . . . . . . . . .      $ 6,533,418      $(3,177,791)     $(4,021,445)
                                                                         -----------      -----------      -----------


  Net increase (decrease) in cash and certificates of deposit . . .      $ 8,203,687      $   406,328      $(3,736,765)
Cash and certificates of deposit balance, beginning of year . . . .        3,030,013        2,623,685        6,360,450
                                                                         -----------      -----------      -----------
Cash and certificates of deposit balance, end of year . . . . . . .      $11,233,700      $ 3,030,013      $ 2,623,685
                                                                         ===========      ===========      ===========

See Notes to Financial Statements.

                                      II-6                      Page 10 of 34

SUPERIOR SURGICAL MFG. CO., INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

NOTE 1 - Summary Of Significant Accounting Policies:

a) Business description
The Company manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, leisure and public safety markets. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.

b) Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.

c) Property, plant and equipment
Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of earnings.

d) Excess of cost over fair value of assets acquired
Excess costs over fair value of assets acquired arising prior to 1972 (approximately $742,000) are being carried until such time as there may be evidence of diminution of value or the term of existence of such value becomes limited. The Company's policy is to amortize excess costs arising subsequent to 1971 between 20 and 40 years.

e) Depreciation and amortization
Plants and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings and improvements and 6-2/3% to 20% for machinery, equipment and fixtures. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.

f) Employee benefits
Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company has no post-retirement benefit plans other than pensions.

g) Taxes on income
The Company computes taxes currently payable upon determination of taxable income which differs from pre-tax financial statement income. Deferred taxes are provided on this difference, primarily the effect of computing depreciation of plant and equipment by accelerated methods for tax purposes and by the straight-line method for financial reporting purposes. Included in the income tax provision for 1993 is the effect of recalculating the effective income tax rate for 1993, based on the Revenue Reconciliation Act of 1993, which raised corporate income taxes retroactive to January 1, 1993. Also included is the adjustment to the deferred income tax provision necessary to comply with Financial Accounting Standards Board Statement No. 109 (FAS No. 109), requiring deferred tax calculations on the liability method. The aggregate effect of these changes was to decrease the income tax provision and increase net earnings for 1993 by approximately $.02 per share.

- ---------------------------------------------------------------------------------------------------------------
NOTE 2 - Inventories:
                                                                                        December 31,
                                                                             ----------------------------------
                                                                                1994                    1993
                                                                             -----------            -----------
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . .          $23,887,026            $23,364,435
Work in process   . . . . . . . . . . . . . . . . . . . . . . . . .            4,306,872              4,453,175
Raw materials   . . . . . . . . . . . . . . . . . . . . . . . . . .           12,798,065             11,815,383
                                                                             -----------            -----------
                                                                             $40,991,963            $39,632,993
                                                                             ===========            ===========

The opening inventory used in computing cost of goods sold for 1993 was $38,859,850.

- ---------------------------------------------------------------------------------------------------------------
NOTE 3 - Property, Plant And Equipment:
                                                                                        December 31,
                                                                             ----------------------------------
                                                                                1994                   1993
                                                                             -----------            -----------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 1,102,886            $ 1,096,951
Buildings, improvements and leaseholds  . . . . . . . . . . . . . .           12,408,158              9,692,279
Machinery, equipment and fixtures   . . . . . . . . . . . . . . . .           32,487,680             27,707,971
                                                                             -----------            -----------
                                                                             $45,998,724            $38,497,201
Accumulated depreciation and amortization   . . . . . . . . . . . .           19,763,975             17,624,545
                                                                             -----------            -----------
                                                                             $26,234,749            $20,872,656
                                                                             ===========            ===========

Depreciation and amortization charges were $2,860,007, $2,496,718 and $2,162,019 in 1994, 1993 and 1992, respectively.





                                      II-7                        Page 11 of 34

NOTE 4 - Long-Term Debt:

                                                                                           December 31,
                                                                                   ----------------------------
                                                                                      1994              1993
                                                                                   -----------       ----------
Note payable-bank, pursuant to revolving credit and term loan agreement   . .      $        --       $       --
6.65% note payable to Massachusetts Mutual Life Insurance Company due
 $1,666,667 annually, 1997-2005   . . . . . . . . . . . . . . . . . . . . . .       15,000,000               --
9.9% note payable to Massachusetts Mutual Life Insurance Company, due
 $600,000 annually, 1995-2001   . . . . . . . . . . . . . . . . . . . . . . .        4,200,000        4,800,000
9-1/4% note payable-bank, paid 1994 . . . . . . . . . . . . . . . . . . . . .               --          110,000
Principal payable under factory lease, paid 1994  . . . . . . . . . . . . . .               --           45,000
                                                                                   -----------       ----------
                                                                                   $19,200,000       $4,955,000
Less payments due within one year included in current liabilities . . . . . .          600,000          755,000
                                                                                   -----------       ----------
                                                                                   $18,600,000       $4,200,000
                                                                                   ===========       ==========

On December 1, 1990, the Company, by amending its 1982 Credit Agreement, entered into an 8 year Credit Agreement (extended an additional year in 1993) which made available to the Company up to $9,000,000 for 5 years on a revolving credit basis and thereafter for 4 years as a term loan with installment repayments of principal. Interest is payable at the prime rate of the lender (8-1/2% at December 31, 1994) for funds borrowed in domestic currency and at the lender's Eurodollar rate plus 1/2% for funds borrowed in the Eurodollar market. The Company pays a 1/10% commitment fee per annum on funds not borrowed during the 5 year revolving credit period. The debt due under the credit agreement may be prepaid, in part or in full at any time without penalty; in addition, any amount prepaid during the 5 year revolving credit term may be reborrowed without penalty. The Credit Agreement also permits additional unsecured short-term borrowing from banks up to $6,000,000 without any "clean-up" requirements.

The Credit Agreement and the agreements with Massachusetts Mutual Life Insurance Company contain restrictive provisions concerning minimum working capital ($20,000,000), debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1), and payment of dividends. At December 31, 1994, under the most restrictive terms of the debt agreements, retained earnings of approximately $9,799,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Principal payments on long-term obligations, including the assumed conversion in 1995 of the revolving credit note to a term note for the full $9,000,000, are approximately $2,400,000 in 1996, $4,066,668 in 1997, $4,066,668 in 1998
and $5,866,668 in 1999.

- --------------------------------------------------------------------------------------------------------------
NOTE 5 - Taxes On Income:

Aggregate income tax provisions (benefits) consist of the following:

                                                                          1994           1993          1992
                                                                       ----------    ----------     ----------
Current:
 Federal  . . . . . . . . . . . . . . . . . . . . . . . . . .          $5,520,000    $4,340,000     $4,865,000
 State and local  . . . . . . . . . . . . . . . . . . . . . .             790,000       700,000        740,000
                                                                       ----------    ----------     ----------
                                                                       $6,310,000    $5,040,000     $5,605,000
Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . .            (130,000)     (625,000)       345,000
                                                                       ----------    ----------     ----------
                                                                       $6,180,000    $4,415,000     $5,950,000
                                                                       ==========    ==========     ==========

The difference between the total statutory Federal income tax rate and the actual effective tax rate is accounted for as follows:

                                                                         1994            1993          1992
                                                                       ----------    ----------     ----------
Statutory Federal income tax rate . . . . . . . . . . . . . . . .        34.5%           34.2%         34.0%
State and local income taxes, net of Federal income tax benefit .         3.0             3.2           3.1
FAS No. 109 implementation  . . . . . . . . . . . . . . . . . . .          --            (1.3)           --
Other items . . . . . . . . . . . . . . . . . . . . . . . . . . .         0.5             0.3           0.4
                                                                       ----------    ----------     ----------
Effective tax rate  . . . . . . . . . . . . . . . . . . . . . . .        38.0%           36.4%         37.5%
                                                                       ==========    ==========     ==========





                                      II-8                        Page 12 of 34

NOTE 6 -  Pension Plans:

Noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, cover all eligible employees (as defined). Periodic benefit payments on retirement are determined based on a fixed amount applied to service or determined as a percentage of earnings prior to retirement. Pension plan assets for retirement benefits consist primarily of fixed income securities and common stock equities.

Net periodic pension cost for 1994 1993 and 1992 included the following components:

                                                                         1994          1993           1992
                                                                      ---------    -----------    -----------
Service cost - benefits earned during the period  . . . . . .         $ 640,000    $   687,000    $   613,000
Interest cost on projected benefit obligation   . . . . . . .           824,000        865,000        763,000
Actual (return) loss on assets  . . . . . . . . . . . . . . .           199,000     (1,397,000)    (1,315,000)
Net amortization and deferral . . . . . . . . . . . . . . . .          (970,000)       780,000        842,000
Effect of settlement distributions  . . . . . . . . . . . . .                --        (15,000)            --
                                                                      ---------    -----------    -----------
Net periodic pension cost   . . . . . . . . . . . . . . . . .         $ 693,000    $   920,000    $   903,000
                                                                      =========    ===========    ===========

Assumptions used in the pension accounting for the three years ended December 31, 1994 were: (a) a discount rate between 7% and 8% (b) 0 - 6% rates for compensation increases, and (c) an expected long-term rate of return on assets of 8%.

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1994 and 1993, for its pension plans:

                                                            December 31, 1994           December 31, 1993
                                                            -----------------           -----------------
                                                      Assets Exceed  Accumulated   Assets Exceed  Accumulated
                                                       Accumulated     Benefits     Accumulated     Benefits
                                                        Benefits    Exceed Assets    Benefits    Exceed Assets
                                                      -----------    -----------   -----------    -----------
Actuarial present value of benefit obligations:
 Vested benefit obligation  . . . . . . . . . . . . . $(5,101,000)   $(2,838,000)  $(6,127,000)   $(2,846,000)
                                                      ===========    ===========   ===========    ===========
 Accumulated benefit obligation   . . . . . . . . . . $(5,405,000)   $(2,874,000)  $(6,433,000)   $(2,886,000)
                                                      ===========    ===========   ===========    ===========
 Projected benefit obligation . . . . . . . . . . . . $(8,158,000)   $(2,874,000)  $(8,667,000)   $(2,886,000)
Plan assets at fair value   . . . . . . . . . . . . .   7,742,000      2,362,000     8,707,000      2,519,000
                                                      -----------    -----------   -----------    -----------
Projected benefit obligation
 under (over) plan assets . . . . . . . . . . . . . . $  (416,000)   $  (512,000)  $    40,000    $  (367,000)
Unrecognized net (gain) or loss   . . . . . . . . . .    (564,000)       122,000      (537,000)      (135,000)
Prior service cost not yet recognized in net
 periodic pension cost  . . . . . . . . . . . . . . .     917,000        177,000     1,066,000        196,000
Unrecognized net (asset) obligation at date of
 initial application  . . . . . . . . . . . . . . . .     (58,000)       284,000      (134,000)       337,000
Adjustment required to recognize minimum
 liability  . . . . . . . . . . . . . . . . . . . . .          --       (583,000)           --       (398,000)
                                                      -----------    -----------   -----------   -----------
Prepaid pension cost (pension liability)  . . . . . . $  (121,000)   $  (512,000)  $   435,000    $  (367,000)
                                                      ===========    ===========   ===========    ===========

- -------------------------------------------------------------------------------------------------------------


NOTE 7 - Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $619,000 $669,000 and $697,000 for the years ended December 31, 1994, 1993 and 1992, respectively. Long-term lease commitments, the last of which expire in 1998, are not material.





                                      II-9                        Page 13 of 34

NOTE 8 - Quarterly Results For 1992, 1993 And 1994:

                                                                           Quarter Ended
                                                      -------------------------------------------------------
                                                        March 31,      June 30,    September 30,  December 31,
                                                          1992           1992          1992           1992
                                                      -----------    -----------   -----------    -----------
                                                                            (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . .   $30,176,330    $32,840,528   $32,912,162    $32,736,496
                                                      -----------    -----------   -----------    -----------
Gross profit  . . . . . . . . . . . . . . . . . . .   $10,111,338    $11,104,558   $10,980,306    $11,219,054
                                                      -----------    -----------   -----------    -----------
Earnings before taxes on income   . . . . . . . . .   $ 3,262,852    $ 4,262,268   $ 4,022,182    $ 4,316,880
                                                      -----------    -----------   -----------    -----------
Net earnings  . . . . . . . . . . . . . . . . . . .   $ 2,037,852    $ 2,667,268   $ 2,512,182    $ 2,696,880
                                                      ===========    ===========   ===========    ===========
Net earnings per common share   . . . . . . . . . .   $       .24    $       .31   $       .29    $       .31
                                                      ===========    ===========   ===========    ===========
Dividends per common share. . . . . . . . . . . . .   $     .0625    $     .0625   $     .0625    $     .0625
                                                      ===========    ===========   ===========    ===========
Average outstanding shares  . . . . . . . . . . . .     8,592,360      8,655,538     8,669,924      8,672,115
                                                      ===========    ===========   ===========    ===========

                                                                           Quarter Ended
                                                      -------------------------------------------------------
                                                        March 31,      June 30,    September 30,  December 31,
                                                          1993           1993          1993           1993
                                                      -----------    -----------   -----------    -----------
                                                                            (Unaudited)
Net sales.  . . . . . . . . . . . . . . . . . . . .   $31,578,095    $33,751,918   $32,382,493    $32,414,184
                                                      -----------    -----------   -----------    -----------
Gross profit  . . . . . . . . . . . . . . . . . . .   $10,639,493    $11,205,813   $10,362,782    $10,637,978
                                                      -----------    -----------   -----------    -----------
Earnings before taxes on income   . . . . . . . . .   $ 3,585,072    $ 4,001,685   $ 3,328,443    $ 1,203,676
                                                      -----------    -----------   -----------    -----------
Net earnings  . . . . . . . . . . . . . . . . . . .   $ 2,465,072    $ 2,506,685   $ 1,993,443    $   738,676
                                                      ===========    ===========   ===========    ===========
Net earnings per common share.  . . . . . . . . . .   $       .28    $       .29   $       .23    $       .09
                                                      ===========    ===========   ===========    ===========
Dividends per common share. . . . . . . . . . . . .   $       .07    $       .07   $       .07    $       .07
                                                      ===========    ===========   ===========    ===========
Average outstanding shares. . . . . . . . . . . . .     8,686,233      8,691,775     8,692,413      8,699,593
                                                      ===========    ===========   ===========    ===========

                                                                           Quarter Ended
                                                      -------------------------------------------------------
                                                        March 31,      June 30,    September 30,  December 31,
                                                          1994           1994          1994           1994
                                                      -----------    -----------   -----------    -----------
                                                                            (Unaudited)
Net sales   . . . . . . . . . . . . . . . . . . . .   $31,907,441    $35,873,454   $33,247,093    $34,039,409
                                                      -----------    -----------   -----------    -----------
Gross profit  . . . . . . . . . . . . . . . . . . .   $10,591,394    $12,050,846   $11,312,800    $11,803,628
                                                      -----------    -----------   -----------    -----------
Earnings before taxes on income   . . . . . . . . .   $ 3,209,622    $ 4,598,653   $ 3,971,762    $ 4,480,970
                                                      -----------    -----------   -----------    -----------
Net earnings  . . . . . . . . . . . . . . . . . . .   $ 1,989,622    $ 2,853,653   $ 2,461,762    $ 2,775,970
                                                      ===========    ===========   ===========    ===========
Net earnings per common share.  . . . . . . . . . .   $       .23    $       .32   $       .29    $       .33
                                                      ===========    ===========   ===========    ===========
Dividends per common share. . . . . . . . . . . . .   $       .08    $       .08   $       .08    $       .08
                                                      ===========    ===========   ===========    ===========
Average outstanding shares. . . . . . . . . . . . .     8,818,554      8,897,552     8,509,791      8,363,552
                                                      ===========    ===========   ===========    ===========

The independent certified public accountants made a limited review of the 1992, 1993 and 1994 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such review was substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.





                                     II-10                        Page 14 of 34

NOTE 9 - Stock Options:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 1994 (including option transactions from a 1983 Plan which expired in 1993) follows:

                                                                                  Option Prices
                                                                  --------------------------------------------
                                                      No. of        Range Per                          Market
                                                      Shares          Share           Total            Price
                                                     --------     -------------    -----------      ----------
Outstanding January 1, 1992   . . . . . . . . . .     337,200     $ 5.37-$ 9.47    $ 2,713,150
 Granted.   . . . . . . . . . . . . . . . . . . .     341,400     $16.44-$18.08      5,654,500      $5,611,763
 Exercised  . . . . . . . . . . . . . . . . . . .     (99,400)    $ 5.37-$16.44       (671,038)     $1,508,784
 Cancelled  . . . . . . . . . . . . . . . . . . .      (3,600)    $ 5.37-$16.44        (42,750)
                                                     --------                      -----------

Outstanding December 31, 1992   . . . . . . . . .     575,600     $ 8.56-$18.08    $ 7,653,862
 Exercised  . . . . . . . . . . . . . . . . . . .     (24,900)    $ 8.56-$16.44       (216,356)     $  435,750
 Cancelled  . . . . . . . . . . . . . . . . . . .      (6,000)    $ 8.56-$16.44        (82,875)
                                                     --------                      -----------

Outstanding December 31, 1993   . . . . . . . . .     544,700     $ 8.56-$18.08    $ 7,354,631
 Granted.   . . . . . . . . . . . . . . . . . . .     104,925     $13.75-$15.13      1,451,794      $1,442,719
 Exercised  . . . . . . . . . . . . . . . . . . .    (210,300)    $ 8.56-$ 9.47     (1,815,194)     $3,032,588
 Cancelled  . . . . . . . . . . . . . . . . . . .     (15,100)    $13.75-$16.44       (246,325)
                                                     --------                      -----------
Outstanding December 31, 1994.  . . . . . . . . .     424,225     $13.75-$18.08    $ 6,744,906
                                                     ========                      ===========

- --------------------------------------------------------------------------------
NOTE 10 - Earnings Per Share:

Historical per share data is based on the weighted average number of shares outstanding. The exercise of outstanding stock options would not have a significant effect on earnings per share. The weighted average number of shares outstanding during 1994, 1993 and 1992 was 8,645,739, 8,692,540 and 8,647,613,
respectively.

- --------------------------------------------------------------------------------
NOTE 11 - Capital Stock:

On May 27, 1992, the Board of Directors authorized a four-for-one stock split, effective June, 1992. The accounting treatment was to charge the Additional Paid-in Capital account for $4,358,074 (the aggregate available additional paid-in capital prior to the split), charge the Retained Earnings account $2,139,740 and credit the Common Stock account for $6,497,814. All references in the financial statements with regard to outstanding shares, average numbers of shares of common stock and related prices, dividends and per share amounts have been restated to reflect the foregoing common stock split. In April, 1993, following approval at the Annual Meeting of Shareholders, the Company's Certificate of Incorporation was amended to increase the authorized Common Shares of the Company from 10,000,000 to 50,000,000 shares.

- --------------------------------------------------------------------------------
NOTE 12 - Dispute With Governmental Agency:

The Company has been advised that it is a target of a Federal criminal investigation relating to a previously reported dispute involving alleged false statements and false claims purportedly made in connection with contracts ostensibly awarded by the U.S. Department of Veterans Affairs. A former vice president of the Company has entered into a plea agreement with Federal authorities in connection with this matter; the specific terms and conditions of which are not known to the Company. Federal authorities are also pursuing a civil investigation of the Company relating to these matters. The dispute does not involve the integrity of the Company's products.

The Company is cooperating with these investigations, and settlement discussions are continuing. The Company previously offered to settle all potential charges relating to these matters and in 1993 recorded a liability in that amount which is reflected in its financial statements. That offer, however, was rejected by Federal authorities. While the Company has further concluded that it possesses specific defenses which will be vigorously asserted in the event the parties are unable to arrive at a negotiated settlement, the Company is unable to estimate the outcome of this uncertainty.

Additionally, in the event the Company is indicted or convicted on criminal charges, or if significant civil damages are pursued, certain collateral consequences are likely to result, such as suspension or debarment from the award of future Federal government contracts. The Company believes that a suspension or debarment in connection with Federal government contracts would not have a material adverse effect on the Company; however, such action may also impede the Company's ability to receive certain contracts awarded under various Federal grant and other non-procurement programs. The precise impact of any potential exclusion under various Federal grant and other non-procurement programs is not clear.





                                     II-11                       Page 15 of 34

NOTE 13 - Accrued Expenses:

                                                                       December 31,
                                                              -------------------------------
                                                                 1994                 1993
                                                              ----------           ----------
Salaries, wages, commissions and vacation
pay . . . . . . . . . . . . . . . . . . . . . . . . .         $1,812,730           $1,728,901

Other accrued expenses  . . . . . . . . . . . . . . .          1,314,083              866,058
                                                              ----------           ----------
                                                              $3,126,813           $2,594,959
                                                              ==========           ==========

- --------------------------------------------------------------------------------------------------------------------

NOTE 14 - Supplemental Information:

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                 1994              1993            1992
                                              ----------        ----------      ----------
Income taxes paid . . . . . . . . . .         $5,961,885        $5,213,135      $5,763,063
                                              ==========        ==========      ==========

Interest paid . . . . . . . . . . . .         $1,436,998        $  680,083      $  748,833
                                              ==========        ==========      ==========

                                II-12                            Page 16 of 34


DELOITTE & TOUCHE LLP
- ---------------------                  -----------------------------------------------------------------------
               [LOGO]                  Certified Public Accountants    Suite 1200
                                                                       201 East Kennedy Boulevard
                                                                       Tampa, Florida 33602-5821
INDEPENDENT AUDITORS' REPORT                                            Telephone: (813) 223-7591

Board of Directors and Shareholders
Superior Surgical Mfg. Co., Inc.
Seminole. Florida

We have audited the accompanying balance sheets of Superior Surgical Mfg. Co., Inc. as of December 31, 1994 and 1993, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Surgical Mfg. Co., Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As described in Note 12 to the financial statements, the Company is engaged in a dispute with an agency of the U.S. Government. In connection with this dispute, the Company has made a settlement offer of $2,250,000. The ultimate outcome of this dispute cannot presently be determined. Accordingly, no provision for any additional loss that may result upon resolution of this matter has been made in the accompanying financial statements.

As described in Note 1 to the financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.

/s/ Deloitte & Touche LLP
- -------------------------
    Deloitte & Touche LLP

February 24, 1995


                                 II-13                            Page 17 of 34

DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL

                                    PART II



Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     NONE



                                   PART III



Items 10, 11,      Directors and Executive Officers; Executive Compensation;
  12 and 13        Security Ownership of Management and others; Certain
                   Transactions.

Management's Proxy Statement to be filed on or before March 30, 1995 for the Annual Meeting of Shareholders to be held May 1, 1995, is herein incorporated by reference to furnish substantially all the information required by the above items.

                           II-14, III-I                           Page 18 of 34

                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)     1.     Financial Statements                                                            Page
                         The following financial statements of Superior Surgical Mfg. Co., Inc.
                         are included in Part II, Item 8:
                           Statements of earnings - years ended
                             December 31, 1994, 1993 and 1992..................................        II-4
                           Statements of shareholders' equity - years
                             ended December 31, 1994, 1993 and
                             1992..............................................................        II-4
                           Balance sheets - December 31, 1994 and
                             1993..............................................................        II-5
                           Statements of cash flows - years ended
                             December 31, 1994, 1993 and 1992..................................        II-6
                           Notes to financial statements.......................................    II-7 to II-12
                           Opinion of independent certified public
                             accountants.......................................................        II-13
        (a)     2.     Financial Statement Schedules
                          All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

        (a)     3.     Exhibits
                           Exhibit No.:
                                   3.2   By-Laws of the Registrant filed as Exhibit 3.2
                                         to the Registrant's 1992 Annual Report on Form
                                         10-K and incorporated herein by reference.
                                   4.1   Credit Agreement dated December 1, 1982,
                                         as amended on December 1, 1990, between
                                         the Registrant and Manufacturers Hanover
                                         Trust Company (Chemical Bank) filed as Exhibit
                                         4.1 to the Registrant's 1992 Annual Report on
                                         Form 10-K and incorporated herein by reference.
                                   4.2   Note Agreement dated January 5, 1994 between
                                         the registrant and Massachusetts Mutual Life
                                         Insurance Company filed with the Commission
                                         as Exhibit 4.2 in Registrant's 1994 Form 10-Q
                                         for the three months ended March 31, 1994
                                         which is hereby incorporated herein by
                                         reference.
                                   4.3   The Registrant, by signing this Registration
                                         Statement, agrees to furnish the Commission
                                         upon its request a copy of any instrument which
                                         defines the rights of holders of long-term debt
                                         of the Registrant and which authorizes a
                                         total amount of securities not in excess of
                                         10% of the total assets of the Registrant.


                                       IV-I                      Page 19 of 34

                                 10.1  Description of the informal bonus plan for
                                       officers of the Registrant filed as Exhibit 10 to the
                                       Registrant's 1992 Annual Report on Form 10-K
                                       and incorporated herein by reference.
                                 10.2  1993 Incentive Stock Option Plan of the Registrant
                                       filed as Exhibit 4.3 to the Registrant's August 18,
                                       1993 Registration Statement on Form S-8 and
                                       incorporated herein by reference.
                                 10.3  1994 Superior Surgical Mfg. Co., Inc.                           IV-5
                                       Supplemental Pension Plan
                                 13.   Forms 10-Q for the first three quarters of 1994 herein
                                       incorporated by reference to Registrant's filings thereof
                                       with the Securities and Exchange Commission.
                                 23.   Consents of experts and counsel.                                IV-6
                                 27.   Financial Data Schedule (for SEC use only)
                                 99.   The information contained under the headings
                                       "Directors and Executive Officers, Executive
                                       Compensation; "Security Ownership of
                                       Certain Beneficial Owners and Management;
                                       and "Certain Relationships and Related
                                       Transactions" in the definitive Proxy
                                       Statement of the Registrant to be used in
                                       connection with the Registrant's 1995 Annual
                                       Meeting of Stockholders, to be filed on or
                                       before March 30, 1995, is hereby incorporated
                                       herein by reference.
        (b)     Reports on Form 8-K:

                          There were no reports on Form 8-K for the three months ended December 31, 1994.

        (c)     See (a) 3. above.

        (d)     None





                                       IV-2                       Page 20 of 34

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SUPERIOR SURGICAL MFG. CO., INC.


                                                /s/ Gerald M. Benstock
                                              ----------------------------------
                                              BY: Gerald M. Benstock
                                                  (Chairman and Chief Executive
                                                  Officer)

                                                /s/ John W. Johansen
                                              ----------------------------------
                                              BY: John W. Johansen
                                                  (Chief Financial Officer and
                                                  Principal Accounting
                                                  Officer, Sr. Vice President,
                                                  Treasurer and Secretary)


DATE: March 24, 1995



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Saul Schechter                              /s/ Alan D. Schwartz
- -------------------------------                 --------------------------------
Saul Schechter, March 24, 1995                  Alan D. Schwartz, March 24, 1995
(Director)                                      (Director)

/s/ Manuel Gaetan                               /s/ Michael Benstock
- -------------------------------                 --------------------------------
Manuel Gaetan, March 24, 1995                   Michael Benstock, March 24, 1995
(Director)                                      (Director)

/s/ Thomas K. Riden                             /s/ Peter Benstock
- -------------------------------                 --------------------------------
Thomas K. Riden, March 24, 1995                 Peter Benstock, March 24, 1995
(Director)                                      (Director)


                                    IV-3                          Page 21 of 34

                        SUPERIOR SURGICAL MFG. CO., INC.
                                 EXHIBIT INDEX


(a)     3.            Exhibits
                         Exhibit No.:
                                 3.2   By-Laws of the Registrant filed as Exhibit 3.2
                                       to the Registrant's 1992 Annual Report on Form
                                       10-K and incorporated herein by reference.
                                 4.1   Credit Agreement dated December 1, 1982,
                                       as amended on December 1, 1990, between
                                       the Registrant and Manufacturers Hanover
                                       Trust Company (Chemical Bank) filed as Exhibit
                                       4.1 to the Registrant's 1992 Annual Report on
                                       Form 10-K and incorporated herein by reference.
                                 4.2   Note Agreement dated January 5, 1994 between
                                       the registrant and Massachusetts Mutual Life
                                       Insurance Company filed with the Commission
                                       as Exhibit 4.2 in Registrant's 1994 Form 10-Q
                                       for the three months ended March 31, 1994
                                       which is hereby incorporated herein by reference.
                                 4.3   The Registrant, by signing this Registration
                                       Statement, agrees to furnish the Commission
                                       upon its request a copy of any instrument which
                                       defines the rights of holders of long-term debt
                                       of the Registrant and which authorizes a
                                       total amount of securities not in excess of
                                       10% of the total assets of the Registrant.
                                 10.1  Description of the informal bonus plan for
                                       officers of the Registrant filed as Exhibit 10 to the
                                       Registrant's 1992 Annual Report on Form 10-K
                                       and incorporated herein by reference.
                                 10.2  1993 Incentive Stock Option Plan of the Registrant
                                       filed as Exhibit 4.3 to the Registrant's August 18,
                                       1993 Registration Statement on Form S-8 and
                                       incorporated herein by reference.
                                 10.3  1994 Superior Surgical Mfg. Co., Inc. Supplemental                     IV-5
                                       Pension Plan.
                                 13.   Forms 10-Q for the first three quarters of 1994 herein
                                       incorporated by reference to Registrant's filings thereof
                                       with the Securities and Exchange Commission.
                                 23.   Consents of experts and counsel.                                       IV-6
                                 27.   Financial Data Schedule (for SEC use only)
                                 99.   The information contained under the headings
                                       "Directors and Executive Officers, Executive
                                       Compensation; "Security Ownership of
                                       Certain Beneficial Owners and Management";
                                       and "Certain Relationships and Related
                                       Transactions" in the definitive Proxy
                                       Statement of the Registrant to be used in
                                       connection with the Registrant's 1995 Annual
                                       Meeting of Stockholders, to be filed on or
                                       before March 30, 1995, is hereby incorporated
                                       herein by reference.




                                         IV-4                   Page 22 of 34