Form 10-Q
period 1995-03-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1995-04-28
CIK 95574

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

                        SUPERIOR SURGICAL MFG. CO., INC.


Incorporated - New York                             Employer Identification No.
                                                            11-1385670



                            10099 Seminole Boulevard
                              Post Office Box 4002
                          Seminole, Florida 34642-0002
                          Telephone No.:  813-397-9611


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---          ---

          As of the date of this report, the registrant had 8,363,552 common shares outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements

                                                 SUPERIOR SURGICAL MFG. CO., INC.
                                                  CONDENSED SUMMARY OF OPERATIONS



                                                                    Three Months Ended March 31,
                                                                  ---------------------------------
                                                                     1995                  1994
                                                                  -----------          ------------
                                                                             (Unaudited)
Net sales   . . . . . . . . . . . . . . . . . . .                 $34,116,921           $31,907,441
                                                                  -----------           -----------
Costs and expenses:
  Cost of goods sold  . . . . . . . . . . . . . .                 $22,686,795           $21,316,047
  Selling and administrative expenses . . . . . .                   7,613,697             7,108,437
  Interest expense  . . . . . . . . . . . . . . .                     215,112               273,335
                                                                  -----------           -----------
                                                                  $30,515,604           $28,697,819
                                                                  -----------           -----------
Earnings before taxes on income . . . . . . . . .                 $ 3,601,317           $ 3,209,622
Taxes on income . . . . . . . . . . . . . . . . .                   1,370,000             1,220,000
                                                                  -----------           -----------
Net earnings  . . . . . . . . . . . . . . . . . .                 $ 2,231,317           $ 1,989,622
                                                                  ===========           ===========
Weighted average number of shares out-
  standing during the period  . . . . . . . . . .                   8,363,552  Shs.       8,818,554  Shs.

  Net earnings per common share . . . . . . . . .                 $      0.27           $      0.23
                                                                  ===========           ===========
  Cash dividends declared per common
    share . . . . . . . . . . . . . . . . . . . .                 $      0.09           $      0.08
                                                                  ===========           ===========

The results of the three months ended March 31, 1995 are not necessarily indicative of results to be expected for the full year ending December 31, 1995.


                                                 SUPERIOR SURGICAL MFG. CO., INC.
                                                     CONDENSED BALANCE SHEETS


                                                              ASSETS
                                                              ------
                                                                                      March 31,
                                                                                         1995                   December 31,
                                                                                     (Unaudited)                    1994
                                                                                     -----------                ------------
                                                                                                                     (1)
CURRENT ASSETS:
          Cash and certificates of deposit  . . . . . . . . . . . . . . . . .        $ 11,190,311               $ 11,233,700
          Accounts receivable and other current assets. . . . . . . . . . . .          25,388,056                 24,231,606
          Inventories*  . . . . . . . . . . . . . . . . . . . . . . . . . . .          43,390,134                 40,991,963
                                                                                     ------------               ------------

               TOTAL CURRENT ASSETS   . . . . . . . . . . . . . . . . . . . .        $ 79,968,501               $ 76,457,269

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . .          27,141,352                 26,234,749
EXCESS OF COST OVER FAIR VALUE OF
          ASSETS ACQUIRED . . . . . . . . . . . . . . . . . . . . . . . . . .             826,414                    827,577
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,560,569                  1,344,790
                                                                                     ------------               ------------
                                                                                     $109,496,836               $104,864,385
                                                                                     ============               ============


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 ------------------------------------

CURRENT LIABILITIES:
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . .        $  8,632,204               $  7,471,452
          Other current liabilities   . . . . . . . . . . . . . . . . . . . .           6,068,115                  4,090,013
          Current portion of long-term debt   . . . . . . . . . . . . . . . .             600,000                    600,000
                                                                                     ------------               ------------

               TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . .        $ 15,300,319                 12,161,465

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,600,000                 18,600,000
LIABILITY FOR DISPUTE SETTLEMENT  . . . . . . . . . . . . . . . . . . . . . .           2,250,000                  2,250,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . .             930,000                    915,000
SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          72,416,517                 70,937,920
                                                                                     ------------               ------------
                                                                                     $109,496,836               $104,864,385
                                                                                     ============               ============


*         Inventories consist of the following:

                                                                                       March 31,
                                                                                         1995                   December 31,
                                                                                      (Unaudited)                   1994
                                                                                     ------------               ------------
          Finished goods  . . . . . . . . . . . . . . . . . . . . .                  $ 25,052,728               $ 23,887,026
          Work in process   . . . . . . . . . . . . . . . . . . . .                     4,066,671                  4,306,872
          Raw materials   . . . . . . . . . . . . . . . . . . . . .                    14,270,735                 12,798,065
                                                                                     ------------               ------------
                                                                                       43,390,134                 40,991,963
                                                                                     ============               ============

(1) The balance sheet as of December 31, 1994 has been taken from the audited financial statement as of that date and has been condensed.


                                                 SUPERIOR SURGICAL MFG. CO., INC.
                                                       SUMMARY OF CASH FLOWS



                                                                                        Three Months Ended March 31,
                                                                                      -----------------------------
                                                                                         1995              1994
                                                                                      -----------       -----------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 2,231,317       $ 1,989,622
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . .                     799,125           623,475
          Deferred income taxes   . . . . . . . . . . . . . . . . . .                      15,000           (60,000)
          Changes in assets and liabilities:
            Accounts receivable and other current
               assets   . . . . . . . . . . . . . . . . . . . . . . .                  (1,156,450)       (1,230,822)
            Inventories   . . . . . . . . . . . . . . . . . . . . . .                  (2,398,171)         (791,218)
            Accounts payable  . . . . . . . . . . . . . . . . . . . .                   1,160,752            46,571
            Other current liabilities   . . . . . . . . . . . . . . .                   1,978,102           283,705
                                                                                      -----------       -----------

     Net cash flows provided from operating
       activities . . . . . . . . . . . . . . . . . . . . . . . . . .                 $ 2,629,675       $   861,333
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant, and equipment  . . . . . . . . . .                 $(1,704,565)      $(2,391,876)
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                    (215,779)           47,862
                                                                                      -----------       -----------

     Net cash (used) in investing activities  . . . . . . . . . . . .                 $(1,920,344)      $(2,344,014)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in long-term debt   . . . . . . . . . . . . . . . . . .                 $      -          $15,000,000
     Reduction in long-term debt  . . . . . . . . . . . . . . . . . .                        -             (100,000)
     Declaration of cash dividends  . . . . . . . . . . . . . . . . .                    (752,720)         (711,804)
     Proceeds received on exercise of stock options   . . . . . . . .                        -            1,663,694
                                                                                      -----------       -----------

     Net cash (used) provided in financing activities   . . . . . . .                 $  (752,720)      $15,851,890
                                                                                      -----------       -----------

          Net (decrease) increase in cash and
            certificates of deposit . . . . . . . . . . . . . . . . .                 $   (43,389)      $14,369,209

Cash and certificates of deposit balance,
     beginning of year  . . . . . . . . . . . . . . . . . . . . . . .                  11,233,700         3,030,013
                                                                                      -----------       -----------

Cash and certificates of deposit balance,
     end of period    . . . . . . . . . . . . . . . . . . . . . . . .                 $11,190,311       $17,399,222
                                                                                      ===========       ===========

                        SUPERIOR SURGICAL MFG. CO., INC.
                NOTES TO SUMMARIZED INTERIM FINANCIAL STATEMENTS

Note 1 - Summary of Significant Interim Accounting Policies:

         a)      Recognition of costs and expenses

Costs and expenses other than product costs are charged to income in interim periods as incurred, or allocated among interim periods based on an estimate of time expired, benefit received or activity associated with the periods. Procedures adopted for assigning specific cost and expense items to an interim period are consistent with the bases followed by the registrant in reporting results of operations at annual reporting dates. However, when a specific cost or expense item charged to expense for annual reporting purposes benefits more than one interim period, the cost or expense item is allocated to the interim periods.

         b)      Inventories

Inventories at interim dates are determined by using both perpetual records and gross profit calculations.

         c)      Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year.

         d)      Earnings per share

Earnings per share have been computed based on the weighted average number of shares outstanding during each period. The exercise of outstanding stock options would not have a significant effect on earnings per share.

Note 2 - Dispute with Governmental Agency:

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

- - --------------------------------------------------------------------------------

The interim information contained above is not certified or audited; it reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.

The financial information included in this form has been reviewed by Deloitte & Touche, independent certified public accountants; such review was made in accordance with established professional standards and procedures for such a review.

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1994, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1994, heretofore filed with registrant's Form 10-K.

DELOITTE &
  TOUCHE LLP
- - ------------            --------------------------------------------------------
         (LOGO)         Certified Public Accountants  Suite 1200
                                                      201 East Kennedy Boulevard
                                                      Tampa, Florida 33602-5821
                                                      Telephone: (813) 223-7591
BOARD OF DIRECTORS
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of March 31, 1995, and the condensed summaries of operations and cash flows for the three-month periods ended March 31, 1995 and 1994. This condensed financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial information for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2 to the condensed financial statements, the Company is engaged in a dispute with an agency of the U.S. Government.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1994, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1995, we expressed an unqualified opinion with two explanatory paragraphs relating to an agency of the U.S. Government and a change in the Company's method of accounting for income taxes on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Deloitte & Touche LLP

April 21, 1995

- - ---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
- - ---------------

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of the registrant have continued to increase due to new customers and new uniform programs.

Cost of goods sold approximated 66-1/2% for the three months ended March 31, 1995 and 1994.

Selling and administrative expenses, as a percentage of sales, were approximately 22-1/2% for the first three months of 1995 and 1994.

Interest expense of $215,112 for the three month period ended March 31, 1995 decreased 21% from $273,335 for the similar period ended March 31, 1994 due to repayments of debt.

Net earnings increased 12% to $2,231,317 for the three months ended March 31, 1995 as compared to net earnings of $1,989,622 for the same period ended March 31, 1994 as a result of increased sales.

Accounts receivable and other current assets increased 5% from $24,231,606 on December 31, 1994 to $25,388,056 as of March 31, 1995 primarily due to increased sales.

Inventories as of March 31, 1995 increased 6% to $43,390,134 from $40,991,963 on December 31, 1994 mainly to support expected customer demand.

Accounts payable increased 15-1/2% from $7,471,452 on December 31, 1994 to $8,632,204 on March 31, 1995 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $600,000 and long-term debt of $18,600,000 for March 31, 1995 is unchanged compared to December 31, 1994.

See Note 2 of Notes to Summarized Interim Financial Information for a contingency resulting from a dispute which may have an effect on future operating results.

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

Liquidity and Capital Resources

Cash and certificates of deposit decreased by $43,389 from $11,233,700 on December 31, 1994 to $11,190,311 as of March 31, 1995. The change is primarily a result of normal operations. Additionally, as of March 31, 1995, under its existing revolving Credit Agreement, the registrant had $9,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, has been more than adequate.

In the foreseeable future, the registrant will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The registrant at all times evaluates its capital expenditure program in light of prevailing economic conditions. The registrant believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its funding requirements for the remainder of the year and for the foreseeable future.


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

         The Company is cooperating with these investigations, and settlement discussions are continuing. The Company previously offered to settle all potential charges relating to these matters and in 1993 recorded a liability in that amount which is reflected in its financial statements. That offer, however, was rejected by Federal authorities. While the Company has further concluded that it possesses the specific defenses which will be vigorously asserted in the event the parties are unable to arrive at a negotiated settlement, the Company is unable to estimate the outcome of this uncertainty.

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

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.  Submission of matters to a vote of security-holders

         None.

ITEM 5.  Other Information

     Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         15     Letter re: Unaudited Interim Financial Information.
         27     Financial Data Schedule (for SEC use only)

     b)  Reports on Form 8-K

         Form 8-K filed with the Commission on February 24, 1995 is herein incorporated by reference.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 28, 1995             SUPERIOR SURGICAL MFG. CO., INC.

                                  By /s/ Gerald M. Benstock
                                     -----------------------------
                                         Gerald M. Benstock
                                         Chairman and Chief Executive Officer

                                  By /s/ John W. Johansen
                                     -----------------------------
                                         John W. Johansen
                                         Chief Financial Officer and Principal
                                         Accounting Officer, Sr. Vice President
                                         and Treasurer