Form 10-Q
period 1995-06-30
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1995-07-28
CIK 95574

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995

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

Yes  X           No
   ------          ------

         As of the date of this report, the registrant had 8,363,552 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS


                                                                                            Three Months Ended June 30,
                                                                                            ---------------------------
                                                                                               1995            1994
                                                                                            -----------     -----------
                                                                                                    (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $33,045,056     $35,873,454
                                                                                            -----------     -----------
Costs and expenses:
   Cost of goods sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $22,075,331     $23,822,608
   Selling and administrative expenses  . . . . . . . . . . . . . . . . . . . . . .           7,494,238       7,238,773
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             231,861         213,420
                                                                                            -----------     -----------
                                                                                            $29,801,430     $31,274,801
                                                                                            -----------     -----------

Earnings before taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,243,626     $ 4,598,653
Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,230,000       1,745,000
                                                                                            -----------     -----------

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 2,013,626     $ 2,853,653
                                                                                            ===========     ===========

Weighted average number of shares out-
   standing during the period   . . . . . . . . . . . . . . . . . . . . . . . . . .           8,363,552 Shs.  8,897,552 Shs.

   Net earnings per common share  . . . . . . . . . . . . . . . . . . . . . . . . .         $      0.24     $      0.32
                                                                                            ===========     ===========

   Cash dividends declared per common
      share   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      0.09     $      0.08
                                                                                            ===========     ===========
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                             Six Months Ended June 30,
                                                                                           ----------------------------
                                                                                              1995              1994
                                                                                           -----------      -----------
                                                                                                     (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $67,161,977     $67,780,895
                                                                                            -----------     -----------
Costs and expenses:
   Cost of goods sold   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $44,762,126     $45,138,655
   Selling and administrative expenses  . . . . . . . . . . . . . . . . . . . . . .          15,107,935      14,347,210
   Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             446,973         486,755
                                                                                            -----------     -----------
                                                                                            $60,317,034     $59,972,620
                                                                                            -----------     -----------

Earnings before taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 6,844,943     $ 7,808,275
Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,600,000       2,965,000
                                                                                            -----------     -----------

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,244,943     $ 4,843,275
                                                                                            ===========     ===========

Weighted average number of shares out-
   standing during the period   . . . . . . . . . . . . . . . . . . . . . . . . . .           8,363,552 Shs.  8,858,271 Shs.

   Net earnings per common share  . . . . . . . . . . . . . . . . . . . . . . . . .         $      0.51     $      0.55
                                                                                            ===========     ===========

   Cash dividends declared per common
      share   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $      0.18     $      0.16
                                                                                            ===========     ===========

The results of the six months ended June 30, 1995 are not necessarily indicative of results to be expected for the full year ending December 31, 1995.

                        SUPERIOR SURGICAL MFG. CO., INC.
                            CONDENSED BALANCE SHEETS


                                                        ASSETS
                                                        ------

                                                                                             June 30,
                                                                                               1995           December 31,
                                                                                           (Unaudited)            1994
                                                                                           ------------       ------------
                                                                                                                  (1)
CURRENT ASSETS:
     Cash and certificates of deposit   . . . . . . . . . . . . . . . . . . . . .          $ 10,384,673       $ 11,233,700
     Accounts receivable and other current assets   . . . . . . . . . . . . . . .            23,175,880         24,231,606
     Inventories* . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,863,132         40,991,963
                                                                                           ------------       ------------

          TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .          $ 78,423,685       $ 76,457,269

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . .            26,799,879         26,234,749
EXCESS OF COST OVER FAIR VALUE OF
     ASSETS ACQUIRED  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               825,252            827,577
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,538,346          1,344,790
                                                                                           ------------       ------------
                                                                                           $107,587,162       $104,864,385
                                                                                           ============       ============


                                         LIABILITIES AND SHAREHOLDERS' EQUITY
                                         ------------------------------------

CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  7,926,284       $  7,471,452
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .             3,613,454          4,090,013
     Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . .               600,000            600,000
                                                                                           ------------       ------------

          TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .          $ 12,139,738       $ 12,161,465

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,300,000         18,600,000
LIABILITY FOR DISPUTE SETTLEMENT  . . . . . . . . . . . . . . . . . . . . . . . .             2,250,000          2,250,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,220,000            915,000
SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            73,677,424         70,937,920
                                                                                           ------------       ------------
                                                                                           $107,587,162       $104,864,385
                                                                                           ============       ============



*  Inventories consist of the following:


                                                                                             June 30,
                                                                                               1995           December 31,
                                                                                           (Unaudited)            1994
                                                                                           ------------       ------------
     Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 25,984,967       $ 23,887,026
     Work in process  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,042,039          4,306,872
     Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,836,126         12,798,065
                                                                                           ------------       ------------
                                                                                           $ 44,863,132       $ 40,991,963
                                                                                           ============       ============


(1) The balance sheet as of December 31, 1994 has been taken from the audited financial statement as of that date and has been condensed.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS


                                                                                               Six Months Ended June 30,
                                                                                            ------------------------------
                                                                                               1995               1994
                                                                                            -----------        -----------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 4,244,943        $ 4,843,275
     Adjustments to reconcile net earnings to net
          cash provided by operating activities:
               Depreciation and amortization  . . . . . . . . . . . . . . . . . .             1,712,053          1,278,958
               Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .               305,000            115,000
               Changes in assets and liabilities:
                   Accounts receivable and other current
                     assets   . . . . . . . . . . . . . . . . . . . . . . . . . .             1,055,726         (3,700,995)
                   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . .            (3,871,169)           693,060
                   Accounts payable   . . . . . . . . . . . . . . . . . . . . . .               454,832            635,607
                   Other current liabilities  . . . . . . . . . . . . . . . . . .              (476,559)         1,389,219
                                                                                            -----------        -----------

     Net cash flows provided from operating
          activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 3,424,826        $ 5,254,124
                                                                                            -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment   . . . . . . . . . . . . . . . .           $(2,274,858)       $(5,638,299)
     Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (193,556)            75,644
                                                                                            -----------        -----------

     Net cash (used) in investing activities  . . . . . . . . . . . . . . . . . .           $(2,468,414)       $(5,562,655)
                                                                                            -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in long-term debt   . . . . . . . . . . . . . . . . . . . . . . . .           $         -        $15,000,000
     Reduction in long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .              (300,000)          (455,000)
     Declaration of cash dividends  . . . . . . . . . . . . . . . . . . . . . . .            (1,505,439)        (1,423,608)
     Proceeds received on exercise of stock options   . . . . . . . . . . . . . .                     -          1,663,694
                                                                                            -----------        -----------

     Net cash (used) provided in financing activities . . . . . . . . . . . . . .           $(1,805,439)       $14,785,086
                                                                                            -----------        -----------

          Net (decrease) increase in cash and
               certificates of deposit  . . . . . . . . . . . . . . . . . . . . .           $  (849,027)       $14,476,555

Cash and certificates of deposit balance,
     beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,233,700          3,030,013
                                                                                            -----------        -----------

Cash and certificates of deposit balance,
     end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $10,384,673        $17,506,568
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

The financial information included in this form has been reviewed by Deloitte & Touche LLP, independent certified public accountants; such review was made in accordance with established professional standards and procedures for such a review.

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1994, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1994, heretofore filed with registrant's Form 10-K.

DELOITTE & TOUCHE LLP (LOGO)



BOARD OF DIRECTORS
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of June 30, 1995, and the condensed summaries of operations for the three-months and six-months ended June 30, 1995 and 1994 and cash flows for the six-months ended June 30, 1995 and 1994. This condensed financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1994, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1995, we expressed an unqualified opinion with two explanatory paragraphs relating to an uncertainty of a dispute with an agency of the U.S. Government and a change in the Company's method of accounting for income taxes on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Deloitte & Touche LLP

July 21, 1995

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of the registrant increased by approximately 7% in the first quarter of 1995 compared to the first quarter of 1994 due to new customers and new uniform programs. For the second quarter of 1995 compared to the second quarter of 1994, sales decreased by approximately 8% due to a general slowdown in the economic activities in the marketplaces served by the registrant. Accordingly, for the six months ended June 30, 1995, sales were approximately 1% less than the six months ended June 30, 1994.

Cost of goods sold approximated 66.6% for the six months ended June 30, 1995 and 1994.

Selling and administrative expenses, as a percentage of sales, were approximately 21.9% for the first six months of 1995 and 1994.

Interest expense of $446,973 for the six month period ended June 30, 1995 decreased 8% from $486,755 for the similar period ended June 30, 1994 due to repayment of debt.

Net earnings decreased 29% to $2,013,626 for the three months ended June 30, 1995 as compared to net earnings of $2,853,653 for the same period ended June 30, 1994 as a result of decreased sales and higher costs.

Accounts receivable and other current assets decreased 4% from $24,231,606 on December 31, 1994 to $23,175,880 as of June 30, 1995 primarily due to decreased sales.

Inventories as of June 30, 1995 increased 9% to $44,863,132 from $40,991,963 on December 31, 1994 mainly to support expected future customer demand.

Accounts payable increased 6% from $7,471,452 on December 31, 1994 to $7,926,284 on June 30, 1995 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $600,000 and long-term debt of $18,300,000 for June 30, 1995 is $300,000 less than it was at December 31, 1994, due to scheduled repayments of debt.

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

Liquidity and Capital Resources

Cash and certificates of deposit decreased by $849,027 from $11,233,700 on December 31, 1994 to $10,384,673 as of June 30, 1995. The change is primarily a result of normal operations. Additionally, as of June 30, 1995, under its existing revolving Credit Agreement, the registrant had $9,000,000 available to it. The registrant has

Liquidity and Capital Resources (CON'T)

operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, has been more than adequate.

In the foreseeable future, the registrant will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The registrant at all times evaluates its capital expenditure program in light of prevailing economic conditions. The registrant believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its funding requirements for the foreseeable future.


                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.

     The Company has been advised that it is a target of a Federal criminal investigation relating to a previously reported dispute involving alleged false statements and false claims purportedly made in connection with contracts ostensibly awarded by the U.S. Department of Veterans Affairs. The investigation is also evaluating actions by agents of the Company in connection with the matter, including those of Gerald M. Benstock, a Director of the Company. A former vice president of the Company has entered into a plea agreement with Federal authorities in connection with this matter, the specific terms and conditions of which are not known to the Company. Federal authorities are also pursuing a civil investigation of the Company relating to these matters. The dispute does not involve the integrity of the Company's products.

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

     None.

ITEM 3.    Defaults Upon Senior Securities

     Inapplicable.

ITEM 4.    Submission of matters to a vote of security-holders

     The Annual Meeting of Shareholders was held on May 1, 1995. Of the 8,363,552 shares outstanding and entitled to vote at the meeting, 7,230,783 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

    a)        Voted for the nomination of all proposed Directors being, Messrs.
              G.M. Benstock, A.D. Schwartz, M. Benstock, S. Schechter,
              P. Benstock, T.K. Riden and M. Gaetan, PhD. The votes on all directors nominated were as follows:

              Nominee                                 Votes For:                                   Votes Withheld:
              -------                                 ----------                                   ---------------
              Gerald M. Benstock                      7,149,913                                        80,870
                                                      ---------                                        ------

              Saul Schechter                          7,152,453                                        78,330
                                                      ---------                                        ------

              Alan D. Schwartz                        7,153,313                                        77,470
                                                      ---------                                        ------

              Michael Benstock                        7,150,453                                        80,330
                                                      ---------                                        ------

              Peter Benstock                          7,151,414                                        79,369
                                                      ---------                                        ------

              Manuel Gaetan                           7,140,254                                        90,529
                                                      ---------                                        ------

              Thomas K. Riden                         7,134,654                                        96,129
                                                      ---------                                        ------


    b) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 1995 with 7,179,352 votes for the motion, 32,415 votes against and 19,016 votes abstaining.

ITEM 5.       Other Information

    Inapplicable.

ITEM 6.       Exhibits and Reports on Form 8-K

    a)        Exhibits

              15    Letter re: Unaudited Interim Financial Information
              27    Financial Data Schedule (for SEC use only)

    b)        Reports on Form 8-K

              None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 28, 1995                   SUPERIOR SURGICAL MFG. CO., INC.

                                       By /s/ Gerald M. Benstock
                                          ------------------------------------
                                          Gerald M. Benstock
                                          Chairman and Chief Executive Officer

                                       By /s/ John W. Johansen
                                          ------------------------------------
                                          John W. Johansen
                                          Chief Financial Officer and Principal
                                          Accounting Officer, Sr. Vice President
                                          and Treasurer