Form 10-Q
period 1995-09-30
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1995-10-27
CIK 95574

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995

                                      OR

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

Yes   X    No
    ----      ----

     As of the date of this report, the registrant had 8,133,552 common shares outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                       SUPERIOR SURGICAL MFG. CO., INC.
                       CONDENSED SUMMARY OF OPERATIONS

                                                               Three Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                               1995              1994
                                                           -------------     ------------
                                                                     (Unaudited)
Net sales  .............................................   $ 33,267,467      $ 33,247,093
                                                           ------------      ------------
Costs and expenses:
  Cost of goods sold ...................................   $ 22,221,843      $ 21,934,293
  Selling and administrative expenses ..................      7,548,589         7,103,429
  Interest expense .....................................        250,601           237,609
                                                           ------------      ------------
                                                           $ 30,021,033      $ 29,275,331
                                                           ------------      ------------
Earnings before taxes on income ........................   $  3,246,434      $  3,971,762
Taxes on income ........................................      1,235,000         1,510,000
                                                           ------------      ------------

Net earnings ...........................................   $  2,011,434      $  2,461,762
                                                           ============      ============
Weighted average number of shares
  outstanding during the period ........................      8,363,552 Shs.    8,509,791 Shs.

Net earnings per common share ..........................   $       0.24      $       0.29
                                                           ============      ============
Cash dividends declared per common share ...............   $       0.09      $       0.08
                                                           ============      ============
-----------------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                                   September 30,
                                                           ---------------------------
                                                               1995              1994
                                                           -------------     ------------
                                                                     (Unaudited)
Net sales  .............................................   $100,429,444      $101,027,988
                                                           ------------      ------------
Costs and expenses:
  Cost of goods sold ...................................   $ 66,983,969      $ 67,072,948
  Selling and administrative expenses ..................     22,656,524        21,450,639
  Interest expense .....................................        697,574           724,364
                                                           ------------      ------------
                                                           $ 90,338,067      $ 89,247,951
                                                           ------------      ------------
Earnings before taxes on income ........................   $ 10,091,377      $ 11,780,037
Taxes on income ........................................      3,835,000         4,475,000
                                                           ------------      ------------
Net earnings ...........................................   $  6,256,377      $  7,305,037
                                                           ============      ============
Weighted average number of shares
  outstanding during the period ........................      8,363,552 Shs.    8,740,835 Shs.

Net earnings per common share ..........................   $       0.75      $       0.84
                                                           ============      ============
Cash dividends declared per common share ...............   $       0.27      $       0.24
                                                           ============      ============


The results of the nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the full year ending December 31, 1995.

                       SUPERIOR SURGICAL MFG. CO., INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                           September 30,
                                                                               1995          December 31,
                                                                            (Unaudited)         1994
                                                                           -------------     -------------
                                                                                                 (1)
CURRENT ASSETS:
  Cash and certificates of deposit . . . . . . . . . . . . . . . . . . .   $   9,074,401     $  11,233,700
  Accounts receivable and other current assets . . . . . . . . . . . . .      24,215,348        24,231,606
  Inventories* . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,683,142        40,991,963
                                                                           -------------     -------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .     $  77,972,891     $  76,457,269

PROPERTY, PLANT AND EQUIPMENT  . . . . . . . . . . . . . . . . . . . .        29,135,573        26,234,749
EXCESS OF COST OVER FAIR VALUE OF
    ASSETS ACQUIRED  . . . . . . . . . . . . . . . . . . . . . . . . .           824,089           827,577
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,587,772         1,344,790
                                                                           -------------     -------------
                                                                           $ 109,520,325     $ 104,864,385
                                                                           =============     =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     $   7,703,592     $   7,471,452
  Other current liabilities  . . . . . . . . . . . . . . . . . . . . .         4,525,595         4,090,013
  Current portion of long-term debt  . . . . . . . . . . . . . . . . .           600,000           600,000
                                                                           -------------     -------------

    TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . .     $  12,829,187        12,161,465

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,300,000        18,600,000
LIABILITY FOR DISPUTE SETTLEMENT . . . . . . . . . . . . . . . . . . .         2,250,000         2,250,000
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . .         1,205,000           915,000
SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . .        74,936,138        70,937,920
                                                                           -------------     -------------
                                                                           $ 109,520,325     $ 104,864,385
                                                                           =============     =============

*  Inventories consist of the following:
                                                                           September 30,
                                                                               1995          December 31,
                                                                            (Unaudited)         1994
                                                                           -------------     -------------
    Finished goods . . . . . . . . . . . . . . . . . . . . . . . . . .     $  25,986,471     $  23,887,026
    Work in process  . . . . . . . . . . . . . . . . . . . . . . . . .         4,143,836         4,306,872
    Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . .        14,552,835        12,798,065
                                                                           -------------     -------------
                                                                           $  44,683,142        40,991,963
                                                                           =============     =============


(1) The balance sheet as of December 31, 1994 has been taken from the audited financial statement as of that date and has been condensed.

                       SUPERIOR SURGICAL MFG. CO., INC.
                            SUMMARY OF CASH FLOWS

                                                                           Nine Months Ended September 30,
                                                                           -------------------------------
                                                                               1995              1994
                                                                           -------------     -------------
                                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   6,256,377     $   7,305,037
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . .         2,654,432         1,928,459
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .           290,000           (20,000)
    Changes in assets and liabilities:
      Accounts receivable and other current assets . . . . . . . . . .            16,258        (3,127,594)
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,691,179)       (1,788,367)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .           232,140         1,753,616
      Other current liabilities  . . . . . . . . . . . . . . . . . . .           435,582         1,912,446
                                                                           -------------     -------------

  Net cash flows provided from operating activities .  . . . . . . . .     $   6,193,610     $   7,963,597
                                                                           -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant, and equipment  . . . . . . . . . . . .     $  (5,551,768)    $  (6,539,826)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (242,982)         (133,283)
                                                                           -------------     -------------

  Net cash (used) in investing activities  . . . . . . . . . . . . . .     $  (5,794,750)    $  (6,673,109)
                                                                           -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt . . . . . . . . . . . . . . . . . . . . .     $       -         $  15,000,000
  Reduction in long-term debt  . . . . . . . . . . . . . . . . . . . .          (300,000)         (455,000)
  Declaration of cash dividends  . . . . . . . . . . . . . . . . . . .        (2,258,159)       (2,092,692)
  Proceeds received on exercise of stock options . . . . . . . . . . .             -             1,815,194
  Common stock re-acquired and retired . . . . . . . . . . . . . . . .             -            (6,765,000)
                                                                           -------------     -------------

  Net cash (used) provided in financing activities . . . . . . . . . .     $  (2,558,159)    $   7,502,502
                                                                           -------------     -------------

    Net (decrease) increase in cash and
      certificates of deposit  . . . . . . . . . . . . . . . . . . . .     $  (2,159,299)    $   8,792,990

Cash and certificates of deposit balance,
  beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . .     $  11,233,700     $   3,030,013
                                                                           -------------     -------------

Cash and certificates of deposit balance,
  end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   9,074,401     $  11,823,003
                                                                           =============     =============

                        SUPERIOR SURGICAL MFG. CO., INC.
                NOTES TO SUMMARIZED INTERIM FINANCIAL STATEMENTS



Note 1 - Summary of Significant Interim Accounting Policies:

         a)      Recognition of costs and expenses

Costs and expenses other than product costs are charged to income in interim periods as incurred, or allocated among interim periods based on an estimate of time expired, benefit received or activity associated with the periods. Procedures adopted for assigning specific cost and expense items to an interim period are consistent with the basis followed by the registrant in reporting results of operations at annual reporting dates. However, when a specific cost or expense item charged to expense for annual reporting purposes benefits more than one interim period, the cost or expense item is allocated to the interim periods.


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

Note 3 - Capital Stock:

Pursuant to authorization by the Board of Directors in February 1990, during the third quarter of 1994, the registrant re-acquired and retired 550,000 shares of its common stock for an aggregate consideration of $6,765,000.

Pursuant to authorization by the Board of Directors in July, 1995, during October 1995, the registrant re-acquired and retired 230,000 shares of its common stock for an aggregate consideration of $2,191,900.

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

DELOITTE &
 TOUCHE LLP
-----------             --------------------------------------------------------
         (LOGO)         Certified Public Accountants  Suite 1200
                                                      201 East Kennedy Boulevard
                                                      Tampa, Florida 33602-5821
                                                      Telephone: (813) 223-7591



BOARD OF DIRECTORS
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of September 30, 1995, and the condensed summaries of operations for the three-months and nine-months ended September 30, 1995 and 1994 and cash flows for the nine-months ended September 30, 1995 and 1994. This condensed financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1994, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1995, we expressed an unqualified opinion on those financial statements with two explanatory paragraphs relating to an uncertainty of the outcome of a dispute with an agency of the U.S. Government and to a change in the Company's method of accounting for income taxes. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP


October 24, 1995

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of the registrant increased by approximately 7% in the first quarter of 1995 compared to the first quarter of 1994 due to new customers and new uniform programs (a look common to a theme). For the second quarter of 1995 compared to the second quarter of 1994, sales decreased by approximately 8% due to a general slowdown in the economic activities in the marketplaces served by the registrant. In the third quarter of 1995, sales were flat compared to the comparable period in 1994. Accordingly, for the nine months ended September 30, 1995, sales were approximately 1% less than the nine months ended September 30, 1994.

Cost of goods sold approximated 66-1/2% for the nine months ended September 30, 1995 and 1994.

Selling and administrative expenses, as a percentage of sales, were in the area of 22% for the first nine months of 1995 and 1994.

Interest expense of $697,574 for the nine month period ended September 30, 1995 decreased 4% from $724,364 for the similar period ended September 30, 1994 due to repayment of debt.

Net earnings decreased 18% to $2,011,434 for the three months ended September 30, 1995 as compared to net earnings of $2,461,762 for the same period ended September 30, 1994 as a result of higher costs.

Accounts receivable and other current assets were essentially unchanged from $24,231,606 on December 31, 1994 to $24,215,348 as of September 30, 1995.

Inventories as of September 30, 1995 increased 9% to $44,683,142 from $40,991,963 on December 31, 1994 mainly to support expected future customer demand and new uniform designs.

Accounts payable increased 3% from $7,471,452 on December 31, 1994 to $7,703,592 on September 30, 1995 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $600,000 and long-term debt of $18,300,000 for September 30, 1995 is $300,000 less than it was at December 31, 1994, due to scheduled repayments of debt.

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

Liquidity and Capital Resources

Cash and certificates of deposit decreased by $2,159,299 from $11,233,700 on December 31, 1994 to $9,074,401 as of September 30, 1995. The change is primarily a result of normal operations. Additionally, as of September 30, 1995, under its existing revolving Credit Agreement, the registrant had $9,000,000 available to it. The registrant's Credit Agreement makes available to the registrant up to $9,000,000 for 5 years on a revolving credit basis and thereafter for 4 years as a term loan with installment repayments of principal. Interest is payable at the prime rate of the lender for funds borrowed in domestic currency and at the lender's Eurodollar rate plus 1/2% for funds borrowed in the Eurodollar market. The registrant pays a 1/10% commitment fee per annum on funds not borrowed during the 5 year revolving credit period. The debt due under the credit agreement may be prepaid in part or in full at any time without penalty; in addition, any amount prepaid during the 5 year revolving credit term may be reborrowed without penalty. The Credit Agreement also permits additional unsecured short-term borrowing from banks up to $6,000,000 without any "clean-up" requirements.

Liquidity and Capital Resources (con't)


The Credit Agreement and the agreements with Massachusetts Mutual Life Insurance Company contain restrictive provisions concerning minimum working capital ($20,000,000), debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1), and payment of dividends. The registrant is in full compliance with all terms, conditions and covenants of the various credit agreements. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, has been more than adequate.

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


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company has been advised that it is a target of a Federal criminal investigation relating to a previously reported dispute involving alleged false statements and false claims purportedly made in connection with contracts ostensibly awarded by the U.S. Department of Veterans Affairs. The government alleges the omission of information concerning the Company's pricing and discount policies in connection with government solicitations regarding the contracts existing between 1983 and 1992 and over-pricing by the Company for products provided thereunder. The investigation is also evaluating actions by agents of the Company in connection with the matter, including those of Gerald
M. Benstock, a Director of the Company. A former vice president of the Company has entered into a plea agreement with Federal authorities in connection with this matter; the specific terms and conditions of which are not known to the Company. Federal authorities are also pursuing a civil investigation of the Company relating to these matters. The dispute does not involve the integrity of the Company's products.

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

Date:  October 27, 1995        SUPERIOR SURGICAL MFG. CO., INC.


                               By    /s/ Gerald M. Benstock
                                     --------------------------------------
                                     Gerald M. Benstock
                                     Chairman and Chief Executive Officer


                               By    /s/ John W. Johansen
                                     --------------------------------------
                                     John W. Johansen
                                     Chief Financial Officer and Principal
                                     Accounting Officer, Sr. Vice President
                                     and Treasurer