Form 10-K
period 1995-12-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1996-03-29
CIK 95574

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X                    No
           ---                       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ----

     As of March 22, 1996, 8,133,552 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $53.2 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).


Documents Incorporated by Reference:

     Registrant's Proxy Statement to be filed on or before March 30, 1996, for its Annual Meeting of Shareholders to be held May 3, 1996, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

     Exhibit index may be found on Page 22.

                                    PART I




Item 1.              Business

      (a) Superior Surgical Mfg. Co., Inc. ("registrant" or the "Company") was organized as a New York corporation in 1920. Registrant's business has not changed in any significant way during the past five years.

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





                                     I-1                          Page 2 of 95

                 Registrant has a substantial number of customers, the largest of which accounted for no more than 4% of registrant's 1995 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of February 29, 1996, the backlog of all orders was approximately $7,300,000, compared to approximately $9,300,000 a year earlier.

                 Registrant markets itself to its customers as a "stock house". Therefore, registrant at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Registrant's principal raw materials are textile products, generally available from a number of sources.

                 While registrant owns and uses several trademarks, its mark "Fashion Seal Uniforms" (presently registered to August 7, 2007, subject to renewal) is important since more than 50% of registrant's products are sold under that name. In view of the nature of registrant's business, compliance with Federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon its operations or earnings. Substantially all of registrant's business is non-seasonal in nature. The registrant has approximately 1,900 employees.

Item 2.    Properties

     The Company has an ongoing program designed to maintain and improve its facilities. Generally, all Properties are in satisfactory condition. The Company's Properties are currently fully utilized (except as otherwise noted), and have aggregate productive capacity to meet registrant's present needs as well as those of the foreseeable future. The material manufacturing locales are rented for nominal amounts due to cities providing incentives for manufacturers to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material.


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

     (d)  Lake Village, Arkansas - Plant of approximately 35,000 square feet, leased the City of Lake Village under lease requiring payment of only a nominal amount; used for manufacturing.

     (e)  Tampa, Florida - Plant of approximately 111,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping, and small retail operation.

     (f)  Miami, Florida - Plant of approximately 9,000 square feet, leased from private owners under a lease expiring in 1997;
                 used for regional sales office, warehousing, shipping, and small retail operation.




                                     I-2                          Page 3 of 95

(g) McGehee, Arkansas - Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.

(h) Memphis, Tennessee - Plant of approximately 4,000 under lease expiring 2002; used for warehousing, square feet, leased from private owners shipping and retail sales.

(i)  Miscellaneous -
      New Orleans, Louisiana, sales office - leased; Burbank,
      California, sales office - leased; Las Vegas, Nevada, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - owned; Tallulah, Louisiana, used for manufacturing - leased; Pine Bluff, Arkansas, used for manufacturing - owned.

Item 3. Legal Proceedings

     As previously reported, the Company has been a target of a federal criminal investigation relating to a previously reported dispute involving alleged false statements and false claims purportedly made in connection with contracts ostensibly awarded by the U. S. Department of Veterans Affairs. The investigation has also evaluated actions by agents of the Company in connection with the matter, including those of Gerald M. Benstock, a Director of the Company. A former vice president of the Company has entered into a plea agreement with federal authorities in connection with this matter; the specific terms and conditions of which are not known to the Company. Federal authorities have also conducted a civil investigation of the Company relating to these matters. The dispute does not involve the integrity of the Company's products.

     The Company has reached tentative agreements with the Department of Justice and the United States Attorney's Office in Tampa, Florida, to resolve these previously announced disputes. The tentative agreements are subject to additional approvals within the government and by the court. If finalized, the agreements will resolve the disputes and criminal and civil investigations of the Company arising from the VA contracts. The agreements provide for a $6,200,000 payment to settle civil and contractual disputes and a $300,000 fine coupled with a guilty plea by the Company for one count for a violation of the Federal False Statements Act. The Company is not certain whether or not a previously terminated officer will be charged in connection with the matter. However, upon finalization of the agreements, the investigations are expected to be concluded with none of the Company's existing officers or directors being charged. The Company is in active discussions with the Department of Veterans Affairs (formerly the Veterans Administration) with regard to the Company's ability to receive future Federal contracts and other benefits. Management expects that no restrictions will be placed on the Company upon finalization of the agreements and resulting plea. The Company charged $4,250,000, or approximately $.51 per share against its earnings in the fourth quarter of 1995 in anticipation of the dispute settlement. Management is not aware of any additional charges that may result should a finalization of the settlement occur.

     While there can be no assurances, the Company believes the settlement will be finalized. Should settlement not occur, the Company will vigorously assert specific defenses in the matter. However, in such event, the Company is unable to estimate the outcome or the potential effect on the Company.

     Additionally, in the event the settlement is not effected and the Company is indicted or convicted on criminal charges, or if significant civil damages are pursued, certain collateral consequences would be likely to result, such as suspension or debarment from the award of future federal government contracts. The Company believes that a suspension or debarment in connection with federal government contracts would not have a material adverse effect on the Company; however, such action may also impede the Company's ability to receive certain contracts awarded under various federal grant and other non-procurement programs. The precise impact of any potential exclusion under various federal grant and other non-procurement programs is not clear.


                                     I-3                        Page 4 of 95

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


                                                         QUARTER ENDED
                     ---------------------------------------------------------------------------------------
                                     1995                                             1994
                     ------------------------------------------    -----------------------------------------
                      Mar. 31    June 30    Sept. 30    Dec. 31    Mar. 31    June 30    Sept. 30    Dec. 31
Common Shares:        -------    -------    --------    -------    -------    -------    --------    -------
  High                $14-3/4    $13          $11       $10-3/8    $16        $14-1/2    $15-1/8     $15-1/8
  Low                 $10-3/4    $10-3/4      $9-1/2    $ 8-3/4    $13-5/8    $12-3/8    $11-3/4     $12-3/8

  Dividends (total
  for 1995-$.36;
  1994-$.32)          $   .09    $   .09      $  .09    $   .09    $   .08    $   .08    $   .08     $   .08

     Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $9,630,000 were available at December 31, 1995 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

     On March 22, 1996, registrant had 567 shareholders of record and the closing price for registrant's common shares on the American Stock Exchange was $10 per share.




                                     I-4, II-1                  Page 5 of 95

Item 6.

SELECTED FINANCIAL DATA


Years Ended December 31,                1995           1994            1993           1992          1991
                                     ------------   ------------   ------------   ------------   ------------
Net sales ........................   $135,197,798   $135,067,397   $130,126,690   $128,665,516   $117,502,780
                                     ------------   ------------   ------------   ------------   ------------
Costs and expenses:

   Cost of goods sold ............   $ 91,169,728   $ 89,308,729   $ 87,280,624   $ 85,250,260   $ 78,059,449
   Selling and administrative
     expenses ....................     30,162,203     28,537,946     27,835,521     26,964,446     25,779,480
   Provision for dispute
     settlement ..................      4,250,000           --        2,250,000           --
   Interest expense - net ........        968,830        959,715        641,669        586,628        823,623
                                     ------------   ------------   ------------   ------------   ------------
                                     $126,550,761   $118,806,390   $118,007,814   $112,801,334   $104,662,552
                                     ------------   ------------   ------------   ------------   ------------
Earnings before taxes on
  income .........................   $  8,647,037   $ 16,261,007   $ 12,118,876   $ 15,864,182   $ 12,840,228
Taxes on income ..................      4,885,000      6,180,000      4,415,000      5,950,000      4,815,000
                                     ------------   ------------   ------------   ------------   ------------
Net earnings .....................   $  3,762,037   $ 10,081,007   $  7,703,876   $  9,914,182   $  8,025,228
                                     ------------   ------------   ------------   ------------   ------------
Net earnings per common
  share ..........................   $        .45   $       1.17   $        .89   $       1.15   $        .94
                                     ============   ============   ============   ============   ============
Cash dividends per common
  share ..........................   $        .36   $        .32   $        .28   $        .25   $        .22
                                     ============   ============   ============   ============   ============
At year end:
   Total assets ..................   $106,133,637   $104,864,385   $ 87,168,003   $ 80,585,153   $ 74,470,776
                                     ------------   ------------   ------------   ------------   ------------
   Long-term debt ................   $ 18,000,000   $ 18,600,000   $  4,200,000   $  4,955,000   $  7,110,385
                                     ------------   ------------   ------------   ------------   ------------
   Working capital ...............   $ 55,081,842   $ 64,295,804   $ 53,096,945   $ 51,353,415   $ 47,873,560
                                     ------------   ------------   ------------   ------------   ------------
   Shareholders' equity ..........   $ 69,517,878   $ 70,937,920   $ 68,568,495   $ 63,082,410   $ 54,659,128
                                     ------------   ------------   ------------   ------------   ------------
=============================================================================================================

Item 7.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

OPERATIONS: Net sales for 1993 increased by 1% over 1992, due to the continuation of new uniform programs (the Company manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets) and new customers for non-health care products offset by the uncertain and sluggish healthcare market which negatively affected those sales in 1993. Sales increased by 4% in 1994 over 1993 due to increased demand, resulting principally from a continuation of those factors increasing sales in 1993. Sales in 1995 were essentially the same as those in 1994, which the Company believes were primarily due to general business conditions in the market in which the Company sold in 1995.

As a percent of sales, cost of goods sold were 67.4% in 1995, 66.1% in 1994 and 67.1% in 1993. The increases in 1993 and 1995 were due to increased costs and the inability to raise sales prices sufficiently to cover increased costs.

Selling and administrative expenses increased by 6% in 1995 and by 3% in each of 1994 and 1993. The increases were attributable to increases in costs. As a percentage of sales, selling and administrative expenses have not changed significantly over the past several years and no material change is expected in 1996.

The total of the provision for dispute settlement in the amount of $2,250,000 in 1993 and $4,250,000 in 1995 represent the sum of the payment to be made under tentative agreements with the Department of Justice and the United States Attorney's Office in Tampa, Florida to resolve the previously-announced dispute with the federal government arising out of certain contractual relations. (See
Note 11 of Notes to Financial Statements.)

Interest expense as a percentage of sales was 0.7% in 1995 and 1994; it was 0.5% in 1993. The reduction in 1993 as a percentage of sales was principally due to reduced borrowings by the Company.

The effective income tax rate in 1995 was 56.5%; in 1994, it was 38.0% and in 1993, it was 36.4%. Included in the 1995 calculations is the non-deductible portion of the dispute charge. The effective tax rate for 1995 with-

                                      II-2                        Page 6 of 95

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

out this charge would have been 37.9%. Included in the income tax provision for 1993 is the effect of recalculating the effective income tax rate for 1993, based on the Revenue Reconciliation Act of 1993, which raised corporate income tax rates retroactive to January 1, 1993. Also included is the adjustment to the deferred income tax provision necessary to comply with the Financial Accounting Standards Board Statement No. 109 (FAS No. 109), requiring deferred tax calculations on the liability method. The aggregate effect of these changes was to decrease the income tax provision and increase net earnings for 1993 by approximately $.02 per share.

In 1995, the Company showed net income (after taxes) of 2.8% of sales, with a return of 5.4% on average equity; for 1994, net income was 7.5% of sales, with a return of 14.5% on average equity, while for 1993, the corresponding figures were 5.9% and 11.7%.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios; long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 1995 was $55,081,842 and the working capital ratio 4.2:1; for 1994, it was $64,295,804 and the ratio 6.3:1; while for 1993, the figures were $53,096,945 and 5.8:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate.

In 1995, the Company's percentage of long-term debt to long-term debt and equity was 20.6%; in 1994, it was 20.8% and in 1993, it was 5.8%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $9,750,000, $9,100,000 and $6,800,000 in the years 1995, 1994 and 1993, respectively.
Projected capital expenditures for 1996, while different from those of the last several years, are expected to be lower in 1996 than in 1995 or 1994. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

In 1993, the Company's cash and certificates of deposit balance increased by approximately $400,000 due to a decelerating rate of increase in accounts receivable and inventories compared to 1992, increases in depreciation, offset by a decrease in net earnings and increases in capital expenditures. In 1994, the Company's cash and certificates of deposit balance increased by approximately $8,200,000, principally due to new borrowings in the amount of $15,000,000 offset by the repurchase of 550,000 shares of its common stock for an aggregate consideration of $6,765,000. In 1995, the Company's cash and certificates of deposit balance decreased by approximately $5,800,000, principally due to capital expenditures, expenditures in financing activities (dividends and repurchase of 230,000 shares of its common stock) offset by cash flows from operating activities.

As of December 31, 1995, under its existing revolving credit agreement, the Company had $9,000,000 available to it. In addition, under the most restrictive terms of its agreements with its lenders, the Company could avail itself of $6,000,000 in short-term credit (see Note 4 of Notes to Financial Statements). The revolving credit agreement and the agreements with Massachusetts Mutual Life Insurance Company contain restrictive provisions concerning minimum working capital ($20,000,000), debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1) and payment of dividends. On December 31, 1995, under the most restrictive terms of the debt agreements, retained earnings of approximately $9,630,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. On January 31, 1996, the Company entered into a 7-year Credit Agreement, which made available to the Company up to $10,000,000 for 4 years on a revolving credit basis and thereafter for 3 years as a term loan with installment repayments of principal. The new credit agreement, which replaces the agreement entered into December 1, 1990, is written with substantially the same terms and conditions as the terminated agreement. With funds from such credit facility, anticipated cash flows generated from operations and other available credit sources readily available, the Company believes for the foreseeable future that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion.

Item 8 - Financial Statements and Supplementary Data

SUPERIOR SURGICAL MFG. CO., INC.

Statements of Earnings
Years Ended December 31, 1995, 1994 and 1993

                                                           1995           1994           1993
                                                       ------------   ------------   ------------
Net sales ..........................................   $135,197,798   $135,067,397   $130,126,690
                                                       ------------   ------------   ------------
Costs and expenses:

   Cost of goods sold ..............................   $ 91,169,728   $ 89,308,729   $ 87,280,624
   Selling and administrative expenses .............     30,162,203     28,537,946     27,835,521
   Provision for dispute settlement ................      4,250,000           --        2,250,000
   Interest expense - net ..........................        968,830        959,715        641,669
                                                       ------------   ------------   ------------
                                                       $126,550,761   $118,806,390   $118,007,814
                                                       ------------   ------------   ------------

Earnings before taxes on income ....................   $  8,647,037   $ 16,261,007   $ 12,118,876
Taxes on income ....................................      4,885,000      6,180,000      4,415,000
                                                       ------------   ------------   ------------
Net earnings .......................................   $  3,762,037   $ 10,081,007   $  7,703,876
                                                       ============   ============   ============
Net earnings per common share ......................   $        .45   $       1.17   $        .89
                                                       ============   ============   ============
Dividends per common share .........................   $        .36   $        .32   $        .28
                                                       ============   ============   ============
-------------------------------------------------------------------------------------------------


Statements of Shareholders' Equity
Years Ended December 31, 1995, 1994 and 1993

                                                                           Additional                      Total
                                                          Common            Paid-In       Retained      Shareholders'
                                                          Shares            Capital       Earnings         Equity
                                                       ------------    -------------   ------------    ------------
Balance, January 1, 1993 ...........................   $  8,678,352    $    115,138    $ 54,288,920    $ 63,082,410
   Net earnings ....................................                                      7,703,876       7,703,876
   Common shares issued upon exercise
   of options ......................................         24,900         191,456                         216,356
   Cash dividends declared ($.28 per share) ........                                     (2,434,147)     (2,434,147)
                                                       ------------    ------------    ------------    ------------
Balance, December 31, 1993 .........................   $  8,703,252    $    306,594    $ 59,558,649    $ 68,568,495
   Net earnings ....................................                                     10,081,007      10,081,007
   Common shares issued upon exercise
   of options ......................................        210,300       1,604,894                       1,815,194
   Purchase and retirement of common shares ........       (550,000)       (109,817)     (6,105,183)     (6,765,000)
   Cash dividends declared ($.32 per share) ........                                     (2,761,776)     (2,761,776)
                                                       ------------    ------------    ------------    ------------
Balance, December 31, 1994 .........................   $  8,363,552    $  1,801,671    $ 60,772,697    $ 70,937,920
   Net earnings ....................................                                      3,762,037       3,762,037
   Purchase and retirement of common shares ........       (230,000)        (49,541)     (1,912,359)     (2,191,900)
   Cash dividends declared ($.36 per share) ........                                     (2,990,179)     (2,990,179)
                                                       ------------    ------------    ------------    ------------
Balance, December 31, 1995 .........................   $  8,133,552    $  1,752,130    $ 59,632,196    $ 69,517,878
                                                       ============    ============    ============    ============


See Notes to Financial Statements.

                                     11-4                           Page 8 of 95

SUPERIOR SURGICAL MFG. CO., INC.

                                Balance Sheets
                          December 31, 1995 and 1994

                                    ASSETS
CURRENT ASSETS

                                                                                                    1995           1994
                                                                                               -------------   ------------
   Cash and certificates of deposit .........................................................   $  5,421,553   $ 11,233,700
   Accounts receivable, less allowance for doubtful accounts of $250,000 ....................     24,783,217     23,356,474
   Inventories ..............................................................................     41,089,948     40,991,963
   Prepaid expenses and other current assets ................................................      1,092,883        875,132
                                                                                                ------------   ------------
     TOTAL CURRENT ASSETS ...................................................................   $ 72,387,601   $ 76,457,269
PROPERTY, PLANT AND EQUIPMENT ...............................................................     30,734,584     26,234,749
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED ...........................................        822,926        827,577
OTHER ASSETS ................................................................................      2,188,526      1,344,790
                                                                                                ------------   ------------
                                                                                                $106,133,637   $104,864,385
                                                                                                ============   ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES

   Accounts payable  ........................................................................   $  6,630,608   $  7,471,452
   Accrued expenses  ........................................................................      3,061,018      3,126,813
   Liability for dispute settlement  ........................................................      6,500,000           -
   Taxes on income  .........................................................................        514,133        963,200
   Current portion of long-term debt  .......................................................        600,000        600,000
                                                                                                ------------   ------------
     TOTAL CURRENT LIABILITIES ..............................................................   $ 17,305,759   $ 12,161,465
LONG-TERM DEBT ..............................................................................     18,000,000     18,600,000
LIABILITY FOR DISPUTE SETTLEMENT ............................................................         -           2,250,000
DEFERRED INCOME TAXES .......................................................................      1,310,000        915,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value - authorized 300,000 shares (none issued)  .................   $     -        $       -
   Common stock, $1 par value - authorized 50,000,000 shares, issued and
     outstanding 8,133,552 and 8,363,552, respectively ......................................      8,133,552      8,363,552
   Additional paid-in capital  ..............................................................      1,752,130      1,801,671
   Retained earnings  .......................................................................     59,632,196     60,772,697
                                                                                                ------------   ------------
     TOTAL SHAREHOLDERS' EQUITY .............................................................   $ 69,517,878   $ 70,937,920
                                                                                                ------------   ------------
                                                                                                $106,133,637   $104,864,385
                                                                                                ============   ============

See Notes to Financial Statements.

                                     II-5                          Page 9 of 95

SUPERIOR SURGICAL MFG. CO., INC.

                           Statements of Cash Flows
                Years Ended December 31, 1995, 1994, and 1993

                                                                                  1995            1994            1993
                                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ...........................................................   $  3,762,037    $ 10,081,007    $  7,703,876
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization ......................................      3,748,341       2,864,847       2,503,726
       Liability for dispute settlement ...................................      4,250,000               -       2,250,000
       Deferred income taxes ..............................................        395,000        (130,000)       (625,000)
       Changes in assets and liabilities:
         Accounts receivable ..............................................     (1,426,743)     (2,506,295)       (532,998)
         Inventories ......................................................        (97,985)     (1,358,970)       (773,143)
         Prepaid expenses and other current assets ........................       (217,751)       (186,864)       (257,826)
         Accounts payable .................................................       (840,844)        331,988         567,010
         Accrued expenses .................................................        (65,795)        531,854          37,890
         Taxes on income ..................................................       (449,067)        348,115        (173,135)
                                                                              ------------    ------------    ------------
   Net cash flows provided from operating activities ......................   $  9,057,193    $  9,975,682    $ 10,700,400
                                                                              ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment .............................   $ (9,745,755)   $ (9,109,599)   $ (6,808,039)
   Carrying amount of property, plant and equipment disposals .............      1,502,230         887,499          82,944
   Other assets ...........................................................       (843,736)        (83,313)       (391,186)
                                                                              ------------    ------------    ------------
   Net cash (used) in investing activities ................................   $ (9,087,261)   $ (8,305,413)   $ (7,116,281)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in long-term debt .............................................   $          -    $ 15,000,000    $  3,500,000
   Reduction in long-term debt ............................................       (600,000)       (755,000)     (4,460,000)
   Declaration of cash dividends ..........................................     (2,990,179)     (2,761,776)     (2,434,147)
   Proceeds received on exercise of stock options .........................              -       1,815,194         216,356
   Common stock reacquired and retired ....................................     (2,191,900)     (6,765,000)              -
                                                                              ------------    ------------    ------------
   Net cash (used) provided in financing activities .......................   $ (5,782,079)   $  6,533,418    $ (3,177,791)
                                                                              ------------    ------------    ------------

     Net (decrease) increase in cash and certificates of deposit ..........   $ (5,812,147)   $  8,203,687    $    406,328
Cash and certificates of deposit balance, beginning of year ...............     11,233,700       3,030,013       2,623,685
                                                                              ------------    ------------    ------------
Cash and certificates of deposit balance, end of year .....................   $  5,421,553    $ 11,233,700    $  3,030,013
                                                                              ============    ============    ============

See Notes to Financial Statements.



                                     II-6                          Page 10 of 95

SUPERIOR SURGICAL MFG. CO., INC.

Notes to Financial Statements
Years Ended December 31, 1995, 1994 and 1993

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

e) Depreciation and amortization
Plants and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.

f)  Employee benefits
Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company has no post-retirement benefit plans other than pensions.

g) Taxes on income
The Company computes taxes currently payable upon determination of taxable income which differs from pre-tax financial statement income. Deferred taxes are provided on this difference, primarily the effect of computing depreciation of plant and equipment by accelerated methods for tax purposes and by the straight-line method for financial reporting purposes. Included in the income tax provision for 1993 is the effect of recalculating the effective income tax rate for 1993, based on the Revenue Reconciliation Act of 1993, which raised corporate income taxes retroactive to January 1, 1993. Also included is the adjustment to the deferred income tax provision necessary to comply with Financial Accounting Standards Board Statement No. 109 (FAS No. 109), requiring deferred tax calculations on the liability method. The aggregate effect of these changes was to decrease the income tax provision and increase net earnings for 1993 by approximately $.02 per share.
--------------------------------------------------------------------------------
NOTE 2 - Inventories:

                                                              December 31,
                                                       -------------------------
                                                           1995         1994
                                                       -----------   -----------
Finished goods ......................................  $24,783,647   $23,887,026
Work in process .....................................    3,515,698     4,306,872
Raw materials .......................................   12,790,603    12,798,065
                                                       -----------   -----------
                                                       $41,089,948   $40,991,963
                                                       ===========   ===========

The opening inventory used in computing cost of goods sold for 1994 was $39,632,993. General and administrative costs capitalized to inventories are not material.
--------------------------------------------------------------------------------
NOTE 3 - Property, Plant and Equipment:

                                                              December 31,
                                                       -------------------------
                                                           1995         1994
                                                       -----------   -----------
Land ...............................................   $ 2,101,351   $ 1,102,886
Buildings, improvements and leaseholds .............    10,611,343    12,408,158
Machinery, equipment and fixtures ..................    38,292,834    32,487,680
                                                       -----------   -----------
                                                       $51,005,528   $45,998,724
Accumulated depreciation and amortization...........    20,270,944    19,763,975
                                                       -----------   -----------
                                                       $30,734,584   $26,234,749
                                                       ===========   ===========

Depreciation and amortization charges were $3,743,690, $2,860,007, and $2,496,718 in 1995, 1994 and 1993, respectively.

NOTE 4 - Long-Term Debt:

                                                                                      December 31,
                                                                                -------------------------
                                                                                    1995         1994
                                                                                -----------   -----------
Note payable-bank, pursuant to revolving credit and term loan agreement ......  $      --     $      --
6.65% note payable to Massachusetts Mutual Life Insurance Company, due
  $1,666,667 annually, 1997-2005  ............................................   15,000,000    15,000,000
9.9% note payable to Massachusetts Mutual Life Insurance Company, due
  $600,000 annually, 1996-2001 ...............................................    3,600,000     4,200,000
                                                                                -----------   -----------
                                                                                $18,600,000   $19,200,000
Less payments due within one year included in current liabilities ............      600,000       600,000
                                                                                -----------   -----------
                                                                                $18,000,000   $18,600,000
                                                                                ===========   ===========

On December 1, 1990, the Company entered into an 8-year Credit Agreement which made available to the Company up to $9,000,000 for 5 years on a revolving credit basis and thereafter for 3 years as a term loan with installment repayments of principal. Interest is payable at the prime rate of the lender (8-1/2% at December 31, 1995) for funds borrowed in domestic currency and at the lender's Eurodollar rate plus 1/2% for funds borrowed in the Eurodollar market. The Company pays a 1/10% commitment fee per annum on funds not borrowed during the 5 year revolving credit period. The debt due under the credit agreement may be prepaid, in part or in full at any time without penalty; in addition, any amount prepaid during the 5 year revolving credit term may be reborrowed without penalty. The Credit Agreement also permits additional unsecured short-term borrowing from banks up to $6,000,000 without any "clean-up" requirements.

The Credit Agreement and the agreements with Massachusetts Mutual Life Insurance Company contain restrictive provisions concerning minimum working capital ($20,000,000), debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1), and payment of dividends. At December 31, 1995, under the most restrictive terms of the debt agreements, retained earnings of approximately $9,630,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Principal payments on long-term obligations are $2,266,667 in each of the years 1997 through 2000.

On January 31, 1996, the Company entered into a 7 year Credit Agreement which made available to the Company up to $10,000,000 for 4 years on a revolving credit basis and thereafter for 3 years as a term loan with installment repayments of principal. The new Credit Agreement, which replaces the agreement entered into December 1, 1990, is written with substantially the same terms and conditions as the terminated agreement.

--------------------------------------------------------------------------------

NOTE 5 - Taxes on Income:

Aggregate income tax provisions (benefits) consist of the following:

                                                                      1995           1994          1993
                                                                   -----------   -----------    -----------
Current:
   Federal .....................................................   $ 3,865,000   $ 5,520,000    $ 4,340,000
   State and local .............................................       625,000       790,000        700,000
                                                                   -----------   -----------    -----------
                                                                   $ 4,490,000   $ 6,310,000    $ 5,040,000
Deferred .......................................................       395,000      (130,000)      (625,000)
                                                                   -----------   -----------    -----------
                                                                   $ 4,885,000   $ 6,180,000    $ 4,415,000
                                                                   ===========   ===========    ===========

The difference between the total statutory Federal income tax rate and the actual effective tax rate is accounted for as follows:

                                                                       1995         1994           1993
                                                                       ----         ----           ----
Statutory Federal income tax rate ..............................       34.0%        34.5 %         34.2 %
State and local income taxes, net of Federal income tax benefit         3.2%         3.0            3.2
FAS No. 109 implementation .....................................         -            -            (1.3)
Non deductible dispute settlement costs ........................       18.7%          -              -
Other items ....................................................        0.6%         0.5            0.3
                                                                       ----         ----           ----
Effective tax rate .............................................       56.5%        38.0 %         36.4 %
                                                                       =====        ======         ======




                                      II-8                        Page 12 of 95

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

Net periodic pension cost for 1995, 1994 and 1993 included the following components:

                                                                 1995            1994           1993
                                                              -----------    -----------    -----------
Service cost - benefits earned during the period ..........   $   651,000    $   640,000    $   687,000
Interest cost on projected benefit obligation .............       960,000        824,000        865,000
Actual (return) loss on assets ............................    (2,107,000)       199,000     (1,397,000)
Net amortization and deferral .............................     1,593,000       (970,000)       780,000
Effect of settlement distributions ........................        -               -            (15,000)
                                                              -----------    -----------    -----------
Net periodic pension cost .................................   $ 1,097,000    $   693,000    $   920,000
                                                              ===========    ===========    ===========

Assumptions used in the pension accounting (one corporate plan and four plant/factory plans) for the three years ended December 31, 1995 were:

                                                        Long Term Rate
                            Discount Rate                of Return                Salary Scale
                           ---------------           --------------------       ----------------
                           Corp.    Plants           Corp.         Plants       Corp.     Plants
                           -----    ------           -----         ------       -----     ------
         1993              7.00%    7.50%            8.00%          8.00%       6.00%      N/A
         1994              8.00%    8.00%            8.00%          8.00%       6.00%      N/A
         1995              7.00%    7.00%            8.00%          8.00%       4.50%      N/A

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1995 and 1994, for its pension plans:

                                                                     December 31, 1995                December 31, 1994
                                                               -----------------------------    ------------------------------
                                                                Assets Exceed   Accumulated     Assets Exceed    Accumulated
                                                                 Accumulated     Benefits        Accumulated      Benefits
                                                                  Benefits     Exceed Assets      Benefits      Exceed Assets
                                                               -------------   -------------    -------------   --------------
Actuarial present value of benefit obligations:
   Vested benefit obligation ...............................   $ (7,529,000)   $ (3,960,000)    $ (5,101,000)    $ (2,838,000)
                                                               ============    ============     ============     ============
   Accumulated benefit obligation ..........................   $ (7,812,000)   $ (4,010,000)    $ (5,405,000)    $ (2,874,000)
                                                               ============    ============     ============     ============
   Projected benefit obligation ............................   $(10,197,000)   $ (4,358,000)    $ (8,158,000)    $ (2,874,000)
Plan assets at fair value ..................................      9,192,000       3,113,000        7,742,000        2,362,000
                                                               ------------    ------------     ------------     ------------
Projected benefit obligation
   over plan assets ........................................   $ (1,005,000)   $ (1,245,000)    $   (416,000)    $   (512,000)
Unrecognized net (gain) or loss ............................     (1,155,000)        289,000         (564,000)         122,000
Prior service cost not yet recognized in net
   periodic pension cost ...................................      2,052,000         734,000          917,000          177,000
Unrecognized net (asset) obligation at date of
   initial application .....................................          -             231,000          (58,000)         284,000
Adjustment required to recognize minimum
   liability ...............................................          -            (906,000)           -             (583,000)
                                                               ------------    ------------     ------------     ------------
Prepaid pension cost (pension liability) ...................   $   (108,000)   $   (897,000)    $   (121,000)    $   (512,000)
                                                               ============    ============     ============     ============


                                      II-9                         Page 13 of 95

NOTE 7 - Quarterly Results for 1993, 1994 and 1995:

                                                                              Quarter Ended
                                                      ----------------------------------------------------------
                                                        March 31,      June 30,    September 30,    December 31,
                                                          1993           1993          1993            1993
                                                      ------------   ------------   ------------   -------------
                                                                              (Unaudited)
Net sales .........................................   $ 31,578,095   $ 33,751,918   $ 32,382,493   $ 32,414,184
                                                      ------------   ------------   ------------   ------------
Gross profit ......................................   $ 10,639,493   $ 11,205,813   $ 10,362,782   $ 10,637,978
                                                      ------------   ------------   ------------   ------------
Earnings before taxes on income ...................   $  3,585,072   $  4,001,685   $  3,328,443   $  1,203,676
                                                      ------------   ------------   ------------   ------------
Net earnings ......................................   $  2,465,072   $  2,506,685   $  1,993,443   $    738,676
                                                      ============   ============   ============   ============
Net earnings per common share .....................   $        .28   $        .29   $        .23   $        .09
                                                      ============   ============   ============   ============
Dividends per common share ........................   $        .07   $        .07   $        .07   $        .07
                                                      ============   ============   ============   ============
Average outstanding shares ........................      8,686,233      8,691,775      8,692,413      8,699,593
                                                      ============   ============   ============   ============

                                                                              Quarter Ended
                                                      ----------------------------------------------------------
                                                        March 31,      June 30,     September 30,   December 31,
                                                          1994           1994           1994           1994
                                                      ------------   ------------   ------------   -------------
                                                                              (Unaudited)
Net sales .........................................   $ 31,907,441   $ 35,873,454   $ 33,247,093   $ 34,039,409
                                                      ------------   ------------   ------------   ------------
Gross profit ......................................   $ 10,591,394   $ 12,050,846   $ 11,312,800   $ 11,803,628
                                                      ------------   ------------   ------------   ------------
Earnings before taxes on income ...................   $  3,209,622   $  4,598,653   $  3,971,762   $  4,480,970
                                                      ------------   ------------   ------------   ------------
Net earnings ......................................   $  1,989,622   $  2,853,653   $  2,461,762   $  2,775,970
                                                      ============   ============   ============   ============
Net earnings per common share .....................   $        .23   $        .32   $        .29   $        .33
                                                      ============   ============   ============   ============
Dividends per common share ........................   $        .08   $        .08   $        .08   $        .08
                                                      ============   ============   ============   ============
Average outstanding shares ........................      8,818,554      8,897,552      8,509,791      8,363,552
                                                      ============   ============   ============   ============

                                                                              Quarter Ended
                                                      ----------------------------------------------------------
                                                        March 31,      June 30,     September 30,   December 31,
                                                          1995           1995           1995           1995
                                                      ------------   ------------   ------------   -------------
                                                                              (Unaudited)
Net sales .........................................   $ 34,116,921   $ 33,045,056   $ 33,267,467   $ 34,768,354
                                                      ------------   ------------   ------------   ------------
Gross profit ......................................   $ 11,430,126   $ 10,969,725   $ 11,045,624   $ 10,582,595
                                                      ------------   ------------   ------------   ------------
Earnings (loss) before taxes on income ............   $  3,601,317   $  3,243,626   $  3,246,434   $ (1,444,340)
                                                      ------------   ------------   ------------   ------------
Net earnings (loss) ...............................   $  2,231,317   $  2,013,626   $  2,011,434   $ (2,494,340)
                                                      ============   ============   ============   ============
Net earnings (loss) per common share ..............   $        .27   $        .24   $        .24   $       (.30)
                                                      ============   ============   ============   ============
Dividends per common share ........................   $        .09   $        .09   $        .09          $. 09
                                                      ============   ============   ============   ============
Average outstanding shares ........................      8,363,552      8,363,552      8,363,552      8,193,552
                                                      ============   ============   ============   ============

The independent certified public accountants made a limited review of the 1993, 1994 and 1995 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such review was substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.

                                     II-10                         Page 14 of 95

NOTE 8 - Stock Options:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 1995 (including option transactions from a 1983 Plan which expired in 1993) follows:

                                                                                                  Option Prices
                                                                            --------------------------------------------------------
                                                                 No. of           Range Per                                Market
                                                                 Shares             Share               Total               Price
                                                               --------     -------------------     -------------       ------------
Outstanding January 1, 1993 ..............................     575,600      $    8.56 - $ 18.08      $   7,653,862
   Exercised..............................................     (24,900)     $    8.56 - $ 16.44          (216,356)      $    435,750
   Cancelled..............................................      (6,000)     $    8.56 - $ 16.44           (82,875)
                                                               -------                              -------------
Outstanding December 31, 1993 ............................     544,700      $    8.56 - $ 18.08     $   7,354,631
   Granted................................................     104,925      $   13.75 - $ 15.13         1,451,794       $  1,442,719
   Exercised..............................................    (210,300)     $    8.56 - $  9.47        (1,815,194)      $  3,032,588
   Cancelled..............................................     (15,100)     $   13.75 - $ 16.44          (246,325)
                                                               -------                              -------------
Outstanding December 31, 1994 ............................     424,225      $   13.75 - $ 18.08     $   6,744,906
   Granted................................................     145,400      $   10.75 - $ 11.83         1,571,865       $  1,563,050
   Cancelled..............................................     (19,575)     $   10.75 - $ 16.44          (289,243)
                                                               -------                              -------------
Outstanding December 31, 1995 ............................     550,050      $   10.75 - $ 18.08     $   8,027,528
                                                               =======                              =============

--------------------------------------------------------------------------------

NOTE 9 - Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $567,000, $619,000, and $669,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Long-term lease commitments, the last of which expire in 2002, are not material.

--------------------------------------------------------------------------------

NOTE 10- Earnings per Share:

Historical per share data is based on the weighted average number of shares outstanding. The exercise of outstanding stock options would not have a significant effect on earnings per share. The weighted average number of shares outstanding during 1995, 1994 and 1993 was 8,320,703, 8,645,739 and 8,692,540,
respectively.

--------------------------------------------------------------------------------

NOTE 11 - Dispute with Governmental Agency:

The Company has reached tentative agreements with the Department of Justice and the United States Attorney's Office in Tampa, Florida, to resolve its previously announced disputes with the federal government arising out of certain contractual relations with the Veterans Administration from 1983 to 1992. The tentative agreements are subject to additional approvals within the government and by the court. If finalized, the agreements will resolve the disputes and the criminal and civil investigations of the Company arising from the VA contracts. The agreements provide for a $6,200,000 payment to settle civil and contractual disputes and a $300,000 fine coupled with a guilty plea by the Company for one count for a violation of the Federal False Statements Act. The Company is not certain whether or not a previously terminated officer will be charged in connection with the matter. However, upon finalization of the agreements, the investigations are expected to be concluded with none of the Company's existing officers or directors being charged. The Company is in active discussions with the Department of Veterans Affairs (formerly the Veterans Administration) with regard to the Company's ability to receive future federal contracts and other benefits. Management expects that no restrictions will be placed on the Company as a result of the agreements and resulting plea. The Company charged $4,250,000, or approximately $.51 per share against its earnings in the fourth quarter of 1995 in anticipation of the dispute settlement. Management is not aware of any additional charges that may result should a finalization of the settlement occur.

                                     II-11                         Page 15 of 95

NOTE 12 - Accrued Expenses:


                                                                 December 31,
                                                          -----------------------
                                                             1995          1994
                                                          ----------   ----------
Salaries, wages, commissions and vacation pay..........   $1,348,561   $1,812,730
Other accrued expenses.................................    1,712,457    1,314,083
                                                          ----------   ----------
                                                          $3,061,018   $3,126,813
                                                          ==========   ==========



NOTE 13 - Supplemental Information:


                                                 Year Ended December 31,
                                           ----------------------------------
                                              1995        1994        1993
                                           ----------  ----------  ----------
  Income taxes paid......................  $4,939,067  $5,961,885  $5,213,135
                                           ==========  ==========  ==========

  Interest paid..........................  $1,411,805  $1,436,998  $  680,083
                                           ==========  ==========  ==========



                                     II-12                        Page 16 of 95

SUPERIOR SURGICAL MFG. CO., INC.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Superior Surgical Mfg. Co., Inc.
Seminole, Florida

We have audited the accompanying balance sheets of Superior Surgical Mfg. Co., Inc. as of December 31, 1995 and 1994, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Surgical Mfg. Co., Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/  DELOITTE & TOUCHE, LLP
----------------------------
Deloitte & Touche, LLP
Certified Public Accountants

Tampa, Florida
March 8, 1996



                                    II-13                          Page 17 of 95

                                    PART II


Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     NONE


                                   PART III


Items 10, 11,  Directors and Executive Officers; Executive Compensation;
12 and 13      Security Ownership of Management and others; Certain
               Transactions.


Management's Proxy Statement to be filed on or before March 30, 1996 for the Annual Meeting of Shareholders to be held May 3, 1996, is herein incorporated by reference to furnish substantially all the information required by the above items.




                                  II-14, III-1                    Page 18 of 95

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)       1.      Financial Statements                                                         Page
                                The following financial statements of Superior Mfg. Co., Inc.
                                are included in Part II, Item 8:
                                    Statements of earnings - years ended
                                      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .        II-4
                                    Statements of shareholders' equity - years ended
                                      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .        II-4
                                    Balance sheets - December 31, 1995 and 1994  . . . . . . . .        II-5
                                    Statements of cash flows - years ended
                                      December 31, 1995, 1994 and 1993 . . . . . . . . . . . . .        II-6
                                    Notes to financial statements  . . . . . . . . . . . . . . .    II-7 to II-12
                                    Opinion of independent certified public accountants  . . . .        II-13

         (a)       2.      Financial Statement Schedules
                                    All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)       3.      Exhibits
                                    Exhibit No.:
                                            3.2      By-Laws of the Registrant filed as Exhibit
                                                     3.2 to the Registrant's 1992 Annual Report
                                                     on Form 10-K and incorporated herein by
                                                     reference.
                                            4.1      Credit Agreement dated January 31, 1996,
                                                     between the Registrant and Chemical Bank.          IV-5
                                            4.2      Note Agreement dated January 5, 1994 between
                                                     the registrant and Massachusetts Mutual Life
                                                     Insurance Company filed with the Commission
                                                     as Exhibit 4.2 in registrant's 1994 Form 10-
                                                     Q for the three months ended March 31, 1994
                                                     which is hereby incorporated herein by
                                                     reference.
                                            4.3      The Registrant, by signing this Registration
                                                     Statement, agrees to furnish the Commission
                                                     upon its request a copy of any instrument
                                                     which defines the rights of holders of long-
                                                     term debt of the Registrant and which
                                                     authorizes a total amount of securities not
                                                     in excess of 10% of the total assets of the
                                                     Registrant.





                                        IV-1                       Page 19 of 95

                                            10.1     Description of the informal bonus plan for
                                                     officers of the Registrant filed as Exhibit
                                                     10 to the Registrant's 1992 Annual Report on
                                                     Form 10-K and incorporated herein by
                                                     reference.
                                            10.2     1993 Incentive Stock Option Plan of the
                                                     Registrant filed as Exhibit 4.3 to the
                                                     Registrant's August 18, 1993 Registration
                                                     Statement on Form S-8 and incorporated
                                                     herein by reference.
                                            10.3     1994 Superior Surgical Mfg. Co., Inc.
                                                     Supplemental Pension Plan filed as Exhibit
                                                     10.3 to the Registrant's 1994 Annual Report
                                                     on Form 10-K and incorporated herein by
                                                     reference.
                                             13.     Forms 10-Q for the first three quarters of
                                                     1995 - herein incorporated by reference to
                                                     Registrant's filings thereof with the
                                                     Securities and Exchange Commission.
                                             23.     Consent of independent accountants.                IV-6
                                             99.     The information contained under the headings
                                                     "Directors and Executive Officers, Executive
                                                     Compensation";"Security Ownership of Certain
                                                     Beneficial Owners and Management"; and
                                                     "Certain Relationships and Related
                                                     Transactions" in the definitive Proxy
                                                     Statement of the Registrant to be used
                                                     in connection with the Registrant's 1996
                                                     Annual Meeting of Stockholders, to be filed
                                                     on or before March 30, 1996, is hereby
                                                     incorporated herein by reference.

         (b)               Reports on Form 8-K:

                                    There were no reports on Form 8-K for the three months ended
                                    December 31, 1995.

         (c)               See (a)3. above.

         (d)               None





                                     IV-2                          Page 20 of 95

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SUPERIOR SURGICAL MFG. CO., INC.

                                      /s/ Gerald M. Benstock
                                      ---------------------------------------
                                      BY: Gerald M. Benstock
                                      (Chairman and Chief Executive
                                      Officer)

                                      /s/ John W. Johansen
                                      ---------------------------------------
                                      BY: John W. Johansen
                                      (Chief Financial Officer and Principal
                                      Accounting Officer, Sr. Vice President,
                                      Treasurer and Secretary)

DATE:  March 28, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Saul Schechter                   /s/ Alan D. Schwartz
------------------------------       ----------------------------------------
Saul Schechter, March 28, 1996       Alan D. Schwartz, March 28, 1996
(Director)                           (Director)

/s/ Manuel Gaetan                    /s/ Michael Benstock
------------------------------       ----------------------------------------
Manuel Gaetan, March 28, 1996        Michael Benstock, March 28, 1996
(Director)                           (Director)

/s/ Thomas K. Riden                  /s/ Peter Benstock
------------------------------       ----------------------------------------
Thomas K. Riden, March 28, 1996      Peter Benstock, March 28, 1996
(Director)                           (Director)





                                  IV-3                          Page 21 of 95

                        SUPERIOR SURGICAL MFG. CO., INC.

                                 EXHIBIT INDEX

     (a) 3. Exhibits

Exhibit No.:
------------
     3.2       By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant's 1992
               Annual Report on Form 10-K and incorporated herein by reference.
     4.1       Credit Agreement dated January 31, 1996, between the Registrant and
               Chemical Bank.                                                               IV-5
     4.2       Note Agreement dated January 5, 1994 between the registrant and
               Massachusetts Mutual Life Insurance Company filed with the Commission as
               Exhibit 4.2 in registrant's 1994 Form 10-Q for the three months ended
               March 31, 1994 which is hereby incorporated herein by reference.
     4.3       The Registrant, by signing this Registration Statement, agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.
    10.1       Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant's 1992 Annual Report on Form 10-K
               and incorporated herein by reference.
    10.2       1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant's August 18, 1993 Registration Statement on Form S-8
               and incorporated herein by reference.
    10.3       1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as
               Exhibit 10.3 to the Registrant's 1994 Annual Report on Form 10-K and
               incorporated herein by reference.
    13.        Forms 10-Q for the first three quarters of 1995 -- herein incorporated by reference to Registrant's filings thereof with the Securities and
               Exchange Commission.
    23.        Consent of independent accountants.                                          IV-6
    99.        The information contained under the headings "Directors and Executive
               Officers, Executive Compensation"; "Security Ownership of Certain
               Beneficial Owners and Management"; and "Certain Relationships and Related
               Transactions" in the definitive Proxy Statement of the Registrant to be used in connection with the Registrant's 1996 Annual Meeting of
               Stockholders, to be filed on or before March 30, 1996, is hereby incorporated herein by reference.


                                     IV-4                         Page 22 of 95