Form 10-Q
period 1996-03-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1996-04-30
CIK 95574

                                  FORM 10-Q
                                  ---------

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

                       SUPERIOR SURGICAL MFG. CO., INC.

Incorporated - New York                           Employer Identification No.
                                                          11-1385670


                           10099 Seminole Boulevard
                             Post Office Box 4002
                         Seminole, Florida 34645-0002
                         Telephone No.: 813-397-9611


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------




ITEM 1.   Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS


                                                                              Three Months Ended March 31,
                                                                             -------------------------------
                                                                                 1996              1995
                                                                             ------------       ------------
                                                                                       (Unaudited)
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $34,672,192       $34,116,921
                                                                              -----------       -----------
Costs and expenses:
 Cost of goods sold   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $23,191,176       $22,686,795
 Selling and administrative expenses  . . . . . . . . . . . . . . . . . . .     8,096,154         7,613,697
 Interest expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       293,545           215,112
                                                                              -----------       -----------
                                                                              $31,580,875       $30,515,604
                                                                              -----------       -----------

Earnings before taxes on income . . . . . . . . . . . . . . . . . . . . . .   $ 3,091,317       $ 3,601,317
Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,175,000         1,370,000
                                                                              -----------       -----------

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,916,317       $ 2,231,317
                                                                              ===========       ===========
Weighted average number of shares out-
 standing during the period   . . . . . . . . . . . . . . . . . . . . . . .     8,133,552 Shs.    8,363,552 Shs.

 Net earnings per common share  . . . . . . . . . . . . . . . . . . . . . .   $      0.24       $      0.27
                                                                              ===========       ===========
 Cash dividends declared per common
 share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      0.09       $      0.09
                                                                              ===========       ===========


The results of the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

                        SUPERIOR SURGICAL MFG. CO., INC.
                            CONDENSED BALANCE SHEETS

                                                          ASSETS
                                                          ------

                                                                                March 31,
                                                                                   1996          December 31,
                                                                               (Unaudited)           1995
                                                                               -----------       ------------
                                                                                                     (1)
CURRENT ASSETS:
 Cash and certificates of deposit   . . . . . . . . . . . . . . . . . . . .  $  9,653,225      $  5,421,553
 Accounts receivable and other current assets   . . . . . . . . . . . . . .    25,571,883        25,876,100
 Inventories*   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,184,683        41,089,948
                                                                             ------------      ------------
     TOTAL CURRENT ASSETS   . . . . . . . . . . . . . . . . . . . . . . . .  $ 77,409,791      $ 72,387,601

PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . .    30,171,375        30,734,584
EXCESS OF COST OVER FAIR VALUE OF
 ASSETS ACQUIRED  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       821,764           822,926
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,763,893         2,188,526
                                                                             ------------      ------------
                                                                             $111,166,823      $106,133,637
                                                                             ============      ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

CURRENT LIABILITIES:
 Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,792,032      $  6,630,608
 Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . .     5,077,616         3,575,151
 Liability for dispute settlement   . . . . . . . . . . . . . . . . . . . .     6,500,000         6,500,000
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . .       600,000           600,000
                                                                             ------------      ------------
     TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . .  $ 20,969,648      $ 17,305,759

LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,000,000        18,000,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,495,000         1,310,000
SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . .    70,702,175        69,517,878
                                                                             ------------      ------------
                                                                             $111,166,823      $106,133,637
                                                                             ============      ============

*    Inventories consist of the following:

                                                                                March 31,
                                                                                  1996          December 31,
                                                                               (Unaudited)          1995
                                                                              ------------      ------------
         Finished goods   . . . . . . . . . . . . . . . . . . . . . . . . .   $24,766,532       $24,783,647
         Work in process  . . . . . . . . . . . . . . . . . . . . . . . . .     4,106,308         3,515,698
         Raw materials  . . . . . . . . . . . . . . . . . . . . . . . . . .    13,311,843        12,790,603
                                                                              -----------       -----------
                                                                              $42,184,683       $41,089,948
                                                                              ===========       ===========

(1) The balance sheet as of December 31, 1995 has been taken from the audited financial statement as of that date and has been condensed.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS




                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                   1996              1995
                                                                                ----------       -----------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,916,317      $  2,231,317
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . .     1,037,293           799,125
     Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .       185,000            15,000
     Changes in assets and liabilities:
      Accounts receivable and other current
       assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       304,217        (1,156,450)
      Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,094,735)       (2,398,171)
      Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     2,161,424         1,160,752
      Other current liabilities   . . . . . . . . . . . . . . . . . . . . .     1,502,465         1,978,102
                                                                             ------------      ------------
 Net cash flows provided from operating
   activities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  6,011,981      $  2,629,675
                                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property,plant,and equipment  . . . . . . . . . . . . . . . .  $   (472,922)     $ (1,704,565)
 Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (575,367)         (215,779)
                                                                             ------------      ------------
 Net cash (used) in investing activities  . . . . . . . . . . . . . . . . .  $ (1,048,289)     $ (1,920,344)
                                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Declaration of cash dividends  . . . . . . . . . . . . . . . . . . . . . .  $   (732,020)     $   (752,720)
                                                                             ------------      ------------
 Net cash (used) provided  in financing activities  . . . . . . . . . . . .  $   (732,020)     $   (752,720)
                                                                             ------------      ------------
 Net increase (decrease) in cash and
   certificates of deposit  . . . . . . . . . . . . . . . . . . . . . . . .  $  4,231,672      $    (43,389)

Cash and certificates of deposit balance,
 beginning of year  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,421,553        11,233,700
                                                                             ------------      ------------
Cash and certificates of deposit balance,
 end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,653,225      $ 11,190,311
                                                                             ============      ============

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

Note 2 - Dispute with Governmental Agency:

The Company has been a target of a Federal criminal investigation relating to a previously reported dispute involving alleged false statements and false claims purportedly made in connection with contracts awarded by the U. S. Department of Veterans Affairs. Federal authorities were also pursuing a civil investigation of the Company relating to these matters. The dispute did not involve the integrity of the Company's products.

The Company and the government have signed settlement agreements which, subject to court approval, should resolve all issues regarding the investigation and dispute. In addition, the Company is currently in active discussions with the Department of Veterans Affairs (formerly the Veterans Administration) with regard to the Company's ability to receive future Federal contracts and other benefits. Management expects that no restrictions will be placed on the Company upon finalization of the agreements.





_______________________________________________________________________________

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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1995, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1995, heretofore filed with registrant's Form 10-K.

DELOITTE &
  TOUCHE LLP
        (LOGO)           Certified Public Accountants Suite 1200
                                                      201 East Kennedy Boulevard
                                                      Tampa, Florida 33602-5821
                                                      Telephone: (813) 273-8300


BOARD OF DIRECTORS
Superior Surgical Mfg. Co., Inc.
Seminole, Florida



We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of March 31, 1996, and the condensed summaries of operations and cash flows for the three-months ended March 31, 1996 and 1995. This condensed financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1995, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
April 22, 1996

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Results Of Operations

Net sales of the registrant have continued to increase due to new customers and new uniform programs.

Cost of goods sold approximated 66.7% for the three months ended March 31, 1996 and 1995.

Selling and administrative expenses, as a percentage of sales, were approximately 22.9% for the first three months of 1996 and 1995.

Interest expense of $293,545 for the three month period ended March 31, 1996 increased 36% from $215,112 for the similar period ended March 31, 1995 due to lesser cash balances invested in certificates of deposit in 1996.

Net earnings decreased 14% to $1,916,317 for the three months ended March 31, 1996 as compared to net earnings of $2,231,317 for the same period ended March 31, 1995 as a result of increased expenses, primarily selling and administrative.

Accounts receivable and other current assets decreased 1% from $25,876,100 on December 31, 1995 to $25,571,883 as of March 31, 1996.

Inventories as of March 31, 1996 increased 3% to $42,184,683 from $41,089,948 on December 31, 1995 mainly to support expected customer demand.

Accounts payable increased 33% from $6,630,608 on December 31, 1995 to $8,792,032 on March 31, 1996 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $600,000 and long-term debt of $18,000,000 for March 31, 1996 is unchanged compared to December 31, 1995.

Liquidity And Capital Resources

Cash and certificates of deposit increased by $4,231,672 from $5,421,553 on December 31, 1995 to $9,653,225 as of March 31, 1996. The change is primarily a result of normal operations. Additionally, as of March 31, 1996, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

In the foreseeable future, the registrant will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The registrant at all times evaluates its capital expenditure program in light of prevailing economic conditions. The registrant believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  Legal Proceedings

         As previously reported, the Company has been a target of a federal criminal investigation relating to a dispute involving alleged false statements and false claims purportedly made in connection with contracts ostensibly awarded by the U. S. Department of Veterans Affairs. Federal authorities have also conducted a civil investigation of the Company relating to these matters. The dispute does not involve the integrity of the Company's products.

         The Company has reached agreements with the Department of Justice and the United States Attorney's Office in Tampa, Florida, to resolve these previously announced disputes. The agreements are subject to additional approval by the Court. If finalized, the agreements will resolve the disputes and criminal and civil investigations of the Company arising from the VA contracts. The agreements provide for a $6,200,000 payment to settle civil and contractual disputes and a $300,000 fine coupled with a guilty plea by the Company for one count for a violation of the Federal False Statements Act. The Company is not certain whether or not a previously terminated officer will be charged in connection with the matter. However, upon finalization of the agreements, the investigations are expected to be concluded with none of the Company's existing officers or directors being charged. The Company is in active discussions with the Department of Veterans Affairs (formerly the Veterans Administration) with regard to the Company's ability to receive future Federal contracts and other benefits. Management expects that no restrictions will be placed on the Company upon finalization of the agreements and resulting plea. The Company accrued $6,500,000 through December 31, 1995 in anticipation of the dispute settlement. Management is not aware of any additional charges that may result should a finalization of the settlement occur.




ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

         None.

ITEM 5.  Other Information

         Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a)      Exhibits

                 15       Letter re: Unaudited Interim Financial Information.
                 27       Financial Data Schedule (for SEC use only).

         b)      Reports on Form 8-K

                 None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April 26, 1996              SUPERIOR SURGICAL MFG. CO., INC.

                                    By  /s/ Gerald M. Benstock
                                        --------------------------------------
                                        Gerald M. Benstock
                                        Chairman and Chief Executive Officer

                                    By  /s/ John W. Johansen
                                        --------------------------------------
                                        John W. Johansen
                                        Chief Financial Officer and Principal
                                        Accounting Officer, Sr. Vice President
                                        Treasurer