Form 10-Q
period 1996-06-30
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1996-08-01
CIK 95574

                                   FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission file number 1-5869-1


                        SUPERIOR SURGICAL MFG. CO., INC.

Incorporated - New York                            Employer Identification No.
                                                          11-1385670



                            10099 Seminole Boulevard
                              Post Office Box 4002
                          Seminole, Florida 33775-0002
                          Telephone No.:  813-397-9611



          Indicate by check mark whether the registrant (1) has filed all reports required to be f by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------    ------

          As of the date of this report, the registrant had 8,133,552 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS

                                                                                       Three Months Ended June 30,
                                                                                      -----------------------------
                                                                                         1996               1995
                                                                                      ----------         ----------
                                                                                               (Unaudited)
         Net sales............................................                       $34,896,958        $33,045,056
                                                                                      ----------         ----------
         Costs and expenses:
           Cost of goods sold.................................                       $23,260,874         22,075,331
           Selling and administrative expenses................                         7,876,081          7,494,238
           Interest expense...................................                           340,147            231,861
                                                                                      ----------         ----------
                                                                                     $31,477,102        $29,801,430
                                                                                      ----------         ----------

         Earnings before taxes on income......................                       $ 3,419,856        $ 3,243,626
         Taxes on income......................................                         1,300,000          1,230,000
                                                                                      ----------         ----------

         Net earnings.........................................                       $ 2,119,856        $ 2,013,626
                                                                                      ==========         ==========

         Weighted average number of shares out-
           standing during the period.........................                         8,133,552 Shs.     8,363,552 Shs.

           Net earnings per common share......................                       $      0.26        $      0.24
                                                                                      ==========         ==========
           Cash dividends declared per common
             share............................................                       $      0.09        $      0.09
                                                                                      ==========         ==========
- --------------------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended June 30,
                                                                                      -----------------------------
                                                                                          1996             1995
                                                                                      ----------         ----------
                                                                                               (Unaudited)
         Net sales............................................                       $69,569,150        $67,161,977
                                                                                      ----------         ----------

         Costs and expenses:
           Cost of goods sold.................................                       $46,452,050        $44,762,126
           Selling and administrative expenses................                        15,972,235         15,107,935
           Interest expense...................................                           633,692            446,973
                                                                                      ----------         ----------
                                                                                     $63,057,977        $60,317,034
                                                                                      ----------         ----------

         Earnings before taxes on income......................                       $ 6,511,173        $ 6,844,943
         Taxes on income......................................                         2,475,000          2,600,000
                                                                                      ----------         ----------

         Net earnings.........................................                       $ 4,036,173        $ 4,244,943
                                                                                      ==========         ==========
         Weighted average number of shares out-
           standing during the period.........................                         8,133,552 Shs.     8,363,552 Shs.

           Net earnings per common share......................                       $      0.50        $      0.51
                                                                                      ==========         ==========
           Cash dividends declared per common
             share............................................                       $      0.18        $      0.18
                                                                                      ==========         ==========

         The results of the six months ended June 30, 1996 are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

                        SUPERIOR SURGICAL MFG. CO., INC.
                            CONDENSED BALANCE SHEETS



                                                                June 30 ,
                                                                  1996      December 31,
                                                              (Unaudited)       1995
                                                              -----------   ------------
                          ASSETS                                                (1)

   CURRENT ASSETS:
     Cash and certificates of deposit.....................  $  8,278,012   $  5,421,553
     Accounts receivable and other current assets.........    25,549,069     25,876,100
     Inventories*.........................................    42,472,090     41,089,948
                                                            ------------   ------------

            TOTAL CURRENT ASSETS..........................  $ 76,299,171   $ 72,387,601

   PROPERTY, PLANT AND EQUIPMENT..........................    30,202,482     30,734,584
   EXCESS OF COST OVER FAIR VALUE OF
      ASSETS ACQUIRED.....................................       820,601        822,926
   OTHER ASSETS...........................................     2,831,154      2,188,526
                                                            ------------   ------------
                                                            $110,153,408   $106,133,637
                                                            ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable.....................................  $  7,554,433   $  6,630,608
     Other current liabilities............................     3,848,963      3,575,151
     Liability for dispute settlement.....................     6,500,000      6,500,000
     Current portion of long-term debt....................     1,433,333        600,000
                                                            ------------   ------------
            TOTAL CURRENT LIABILITIES.....................  $ 19,336,729   $ 17,305,759

   LONG-TERM DEBT.........................................    16,866,667     18,000,000
   DEFERRED INCOME TAXES..................................     1,860,000      1,310,000
   SHAREHOLDERS' EQUITY...................................    72,090,012     69,517,878
                                                            ------------   ------------
                                                            $110,153,408   $106,133,637
                                                            ============   ============

   *    Inventories consist of the following:

                                                                June 30,
                                                                  1996      December 31,
                                                              (Unaudited)       1995
                                                           -------------  --------------
                Finished goods............................ $  25,687,670  $  24,783,647
                Work in process...........................     4,263,773      3,515,698
                Raw materials.............................    12,520,647     12,790,603
                                                           -------------  -------------
                                                           $  42,472,090  $  41,089,948
                                                           =============  =============

   (1) The balance sheet as of December 31, 1995 has been taken from the audited financial statement as of that date and has been condensed.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS



                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                      1996           1995
                                                                                   ----------     -----------
                                                                                          (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings........................................                     $ 4,036,173   $  4,244,943
         Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation and amortization....................                       2,088,343      1,712,053
            Deferred income taxes............................                         550,000        305,000
            Changes in assets and liabilities:
              Accounts receivable and other current
                assets.......................................                         327,031      1,055,726
              Inventories....................................                      (1,382,142)    (3,871,169)
              Accounts payable ..............................                         923,825        454,832
              Other current liabilities......................                         273,812       (476,559)
                                                                                  -----------   ------------
         Net cash flows provided from operating
          activities.........................................                     $ 6,817,042   $  3,424,826
                                                                                  -----------   ------------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant and equipment..........                     $(1,553,916)  $ (2,274,858)
         Other assets........................................                        (642,628)      (193,556)
                                                                                  -----------   ------------

         Net cash (used) in investing activities.............                     $(2,196,544)  $ (2,468,414)
                                                                                  -----------   ------------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Reduction in long-term debt.........................                     $  (300,000)  $   (300,000)
         Declaration of cash dividends.......................                      (1,464,039)    (1,505,439)
                                                                                  -----------   ------------

         Net cash (used) in financing activities.............                     $(1,764,039)  $ (1,805,439)
                                                                                  -----------   ------------

           Net  increase (decrease) in cash and
            certificates of deposit..........................                     $ 2,856,459   $   (849,027)

     Cash and certificates of deposit balance,
       beginning of year.....................................                       5,421,553     11,233,700
                                                                                  -----------   ------------
     Cash and certificates of deposit balance,
       end of period.........................................                     $ 8,278,012   $ 10,384,673
                                                                                  ===========   ============

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

Note 2 - Dispute with Governmental Agency:

The previously announced settlement agreements entered into with the Federal government resolving all existing legal claims and proceedings by the government in connection with certain business dealings between the Company and the Department of Veterans Affairs were approved in Federal court on July 24, 1996 with no additional monetary amounts to be paid beyond what was reserved as a liability at December 31, 1995.

In addition, the Company has reached an understanding with the Department of Veterans Affairs which enables the Company to continue to receive Federal contracts and benefits in the future provided that certain minimal internal administrative procedures are established by the Company.




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

                      [DELOITTE & TOUCHE LLP LETTERHEAD]




BOARD OF DIRECTORS
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of June 30, 1996, the condensed summaries of operations for the six-months and three-months ended June 30, 1996 and 1995 and the condensed summaries of cash flows for the six-months ended June 30, 1996 and 1995. This condensed financial information is the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial information for them to be in conformity with generally accepted accounting principles.

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




/s/  Deloitte & Touche LLP
- ------------------------------
July 26, 1996

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant increased by approximately 2% in the first quarter of 1996 compared to the first quarter of 1995 due to new customers and new uniform programs. For the second quarter of 1996 compared to the second quarter of 1995, sales increased by approximately 6% due to continued momentum in the economic activities in the marketplaces served by the registrant. Accordingly, for the six months ended June 30, 1996, sales were approximately 4% more than the six months ended June 30, 1995.

Cost of goods sold approximated 66-2/3% for the six months ended June 30, 1996 and 1995.

Selling and administrative expenses, as a percentage of sales, were approximately 23% for the first six months of 1996 and 1995.

Interest expense of $633,692 for the six month period ended June 30, 1996 increased 42% from $446,973 for the similar period ended June 30, 1995 due to repayment of debt and lesser cash balances invested in certificates of deposit.

Net earnings increased 5% to $2,119,856 for the three months ended June 30, 1996 as compared to net earnings of $2,013,626 for the same period ended June 30, 1995 as a result of increased sales.

Accounts receivable and other current assets decreased 1% from $25,876,100 on December 31, 1995 to $25,549,069 as of June 30, 1996.

Inventories as of June 30, 1996 increased 3% to $42,472,090 from $41,089,948 on December 31, 1995 mainly to support expected future customer demand.

Accounts payable increased 14% from $6,630,608 on December 31, 1995 to $7,554,433 on June 30, 1996 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $1,433,333 and long-term debt of $16,866,667 for June 30, 1996 is $300,000 less than it was at December 31, 1995, due to scheduled repayments of debt.

As a result of earlier charges taken by the Company prior to 1996 in connection with the Federal government settlement, there will be no additional effect on earnings resulting from finalization of the matter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and certificates of deposit increased by $2,856,459 from $5,421,553 on December 31, 1995 to $8,278,012 as of June 30, 1996. The change is primarily a result of normal operations. Additionally, as of June 30, 1996, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

In the foreseeable future, the registrant will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The registrant at all times evaluates its capital expenditure program in light of
prevailing economic conditions.    The Company paid $6,500,000 in the third
quarter of 1996 in connection with the settlement of its dispute with the Federal government. The registrant believes that its cash flow from operating activities together with other capital resources and funds from credit sources are adequate to meet all of its funding requirements for the foreseeable future.

                          PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The previously announced settlement agreements entered into with the Federal government resolving all existing legal claims and proceedings by the government in connection with certain business dealings between the Company and the Department of Veterans Affairs were approved in Federal court on July 24, 1996 with no additional monetary amounts to be paid beyond what was reserved as a liability at December 31, 1995.

In addition, the Company has reached an understanding with the Department of Veterans Affairs which enables the Company to continue to receive Federal contracts and benefits in the future provided that certain minimal internal administrative procedures are established by the Company.



ITEM 2.  Changes in Securities

      None.

ITEM 3.  Defaults Upon Senior Securities

      Inapplicable.

ITEM 4.  Submission of matters to a vote of security-holders


     The Annual Meeting of Shareholders was held on May 3, 1996. Of the 8,133,552 shares outstanding and entitled to vote at the meeting, 7,483,786 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted for the nomination of all proposed Directors being, Messrs. G.M. Benstock, A.D. Schwartz, M. Benstock, S. Schechter, P. Benstock, T.K. Riden and M. Gaetan, PhD. The votes on all directors nominated were as follows:


                Nominee             Votes For:  Votes Withheld:
                ------------------  ----------  ---------------
                Gerald M. Benstock  7,422,915   60,871
                                    ----------  ---------------

                Saul Schechter      7,424,415   59,371
                                    ----------  ---------------
                Alan D. Schwartz    7,424,415   59,371
                                    ----------  ---------------
                Michael Benstock    7,424,515   59,271
                                    ----------  ---------------
                Peter Benstock      7,424,515   59,271
                                    ----------  ---------------

                Manuel Gaetan       7,422,215   61,571
                                    ----------  ---------------

                Thomas K. Riden     7,422,215   61,571
                                    ----------  ---------------


   b) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 1996 with 7,454,487 votes for the motion, 18,359 votes against and 10,940 votes abstaining.


ITEM 5. Other Information

   Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K


   a) Exhibits

      15 Letter re: Unaudited Interim Financial Information.
      27 Financial Data Schedule.

   b) Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 29, 1996            SUPERIOR SURGICAL MFG. CO., INC.

                                By /s/ Gerald M. Benstock
                                   -----------------------------------
                                   Gerald M. Benstock
                                   Chairman and Chief Executive Officer

                                By /s/ John W. Johansen
                                   -----------------------------------
                                   John W. Johansen
                                   Chief Financial Officer and Principal
                                   Accounting Officer, Sr. Vice President
                                   and Treasurer