Form 10-Q
period 1996-09-30
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1996-11-01
CIK 95574

                                   FORM lO-Q
                                   ---------

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                    20549


(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

                                     OR

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS

                                                  Three Months Ended September 30,
                                                ------------------------------------
                                                     1996                  1995
                                                -------------          -------------
                                                           (Unaudited)
Net sales.................................      $ 35,433,226            $ 33,267,467
                                                ------------            ------------
Costs and expenses:
  Cost of goods sold......................      $ 23,261,706            $ 22,221,843
  Selling and administrative expenses.....         8,161,832               7,548,589
  Interest expense........................           339,971                 250,601
                                                ------------            ------------
                                                $ 31,763,509            $ 30,021,033
                                                ------------            ------------

Earnings before taxes on income...........      $  3,669,717            $  3,246,434
Taxes on income...........................         1,390,000               1,235,000
                                                ------------            ------------
Net earnings..............................      $  2,279,717            $  2,011,434
                                                ============            ============
Weighted average number of shares out-
  standing during the period..............         8,133,552 Shs.          8,363,552 Shs.

  Net earnings per common share...........             $0.28                   $0.24
                                                ============            ============
  Cash dividends declared per common
    share.................................             $0.09                   $0.09
                                                ============            ============

--------------------------------------------------------------------------------

                                                   Nine Months Ended September 30,
                                                ------------------------------------
                                                     1996                  1995
                                                -------------          -------------
                                                           (Unaudited)
Net sales.................................      $105,002,376            $100,429,444
                                                ------------            ------------
Costs and expenses:
  Cost of goods sold......................      $ 69,713,756            $ 66,983,969
  Selling and administrative expenses.....        24,134,067              22,656,524
  Interest expense........................           973,663                 697,574
                                                ------------            ------------
                                                $ 94,821,486            $ 90,338,067
                                                ------------            ------------

Earnings before taxes on income...........      $ 10,180,890            $ 10,091,377
Taxes on income...........................         3,865,000               3,835,000
                                                ------------            ------------
Net earnings..............................      $  6,315,890            $  6,256,377
                                                ============            ============
Weighted average number of shares out-
  standing during the period..............         8,133,552 Shs.          8,363,552 Shs.

  Net earnings per common share...........             $0.78                   $0.75
                                                ============            ============
  Cash dividends declared per common
    share.................................             $0.27                   $0.27
                                                ============            ============

The results of the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

                        SUPERIOR SURGICAL MFG. CO., INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                      September 30,
                                                         1996         December 31,
                                                      (Unaudited)        1995(1)
                                                     --------------   ------------
   CURRENT ASSETS:
     Cash and certificates of deposit.............  $  5,078,758      $  5,421,553
     Accounts receivable and other current assets.    24,617,734        25,876,100
     Inventories*.................................    45,616,415        41,089,948
                                                    ------------      ------------
            TOTAL CURRENT ASSETS..................  $ 75,312,907      $ 72,387,601

   PROPERTY, PLANT AND EQUIPMENT..................    29,690,220        30,734,584
   EXCESS OF COST OVER FAIR VALUE OF
      ASSETS ACQUIRED.............................       819,439           822,926
   OTHER ASSETS...................................     2,807,890         2,188,526
                                                    ------------      ------------
                                                    $108,630,456      $106,133,637
                                                    ============      ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable.............................  $  8,641,482      $  6,630,608
     Other current liabilities....................     5,826,265         3,575,151
     Liability for dispute settlement.............          -            6,500,000
     Current portion of long-term debt............     1,850,000           600,000
                                                    ------------      ------------
            TOTAL CURRENT LIABILITIES.............  $ 16,317,747      $ 17,305,759

   LONG-TERM DEBT.................................    16,450,000        18,000,000
   DEFERRED INCOME TAXES..........................     2,225,000         1,310,000
   SHAREHOLDERS' EQUITY...........................    73,637,709        69,517,878
                                                    ------------      ------------
                                                    $108,630,456      $106,133,637
                                                    ============      ============

   *    Inventories consist of the following:

                                                      September 30,
                                                         1996          December 31,
                                                      (Unaudited)         1995
                                                      ------------    ------------
                Finished goods.................     $ 27,210,739       $ 24,783,647
                Work in process...................     3,816,668          3,515,698
                Raw materials.....................    14,589,008         12,790,603
                                                    ------------       ------------
                                                    $ 45,616,415       $ 41,089,948
                                                    ============       ============


   (1) The balance sheet as of December 31, 1995 has been taken from the audited financial statement as of that date and has been condensed.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS



                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                           1996              1995
                                                       ------------       ------------
                                                                 (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings................................. $  6,315,890       $  6,256,377
         Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation and amortization.............    3,170,941          2,654,432
            Deferred income taxes.....................      915,000            290,000
            Changes in assets and liabilities:
              Accounts receivable and other current
                assets................................    1,258,366             16,258
              Inventories.............................   (4,526,467)        (3,691,179)
              Accounts payable .......................    2,010,874            232,140
              Other current liabilities...............    2,251,114            435,582
               Liability for dispute settlement.......   (6,500,000)              -
                                                        -----------        -----------
         Net cash flows provided from operating
          activities..................................  $ 4,895,718        $ 6,193,610
                                                        -----------        -----------
     CASH FLOWS FROM INVESTING ACTIVITIES
         Additions to property, plant, and equipment..  $(2,123,090)       $(5,551,768)
         Other assets.................................     (619,364)          (242,982)
                                                        -----------        -----------

         Net cash (used) in investing activities......  $(2,742,454)       $(5,794,750)
                                                        -----------        -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Reduction in long-term debt..................  $  (300,000)       $  (300,000)
         Declaration of cash dividends................   (2,196,059)        (2,258,159)
                                                        -----------        -----------

         Net cash (used) in financing activities......  $(2,496,059)       $(2,558,159)
                                                        -----------        -----------
           Net (decrease) in cash and
             certificates of deposit..................  $  (342,795)       $(2,159,299)

     Cash and certificates of deposit balance,
       beginning of year..............................    5,421,553         11,233,700
                                                        -----------        -----------
     Cash and certificates of deposit balance,
       end of period.........................,,,,,....  $ 5,078,758        $ 9,074,401
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


Note 2 - Capital Stock:

Pursuant to authorization by the Board of Directors in July, 1995, during October, 1995, the registrant re-acquired and retired 230,000 shares of its common stock for an aggregate consideration of $2,191,900.

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

                     [LETTERHEAD OF DELOITTE & TOUCHE LLP]



BOARD OF DIRECTORS
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of September 30, 1996, the condensed summaries of operations for the nine-months and three-months ended September 30, 1996 and 1995 and the condensed summaries of cash flows for the nine-months ended September 30, 1996 and 1995. This condensed financial information is the responsibility of the Company's management.

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


October 17, 1996

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant increased by approximately 2% in the first quarter of 1996 compared to the first quarter of 1995 due to new customers and new uniform programs. For the second and third quarters of 1996 compared to 1995, sales increased by approximately 6% and 7% respectively due to continued momentum in the economic activities in the marketplaces served by the registrant. Accordingly, for the nine months ended September 30, 1996, sales were approximately 5% more than the nine months ended September 30, 1995.

Cost of goods sold approximated 66-1/2% for the nine months ended September 30, 1996 and 1995.

Selling and administrative expenses, as a percentage of sales, were approximately 22-3/4% for the first nine months of 1996 and 1995.

Interest expense of $973,663 for the nine month period ended September 30, 1996 increased 40% from $697,574 for the similar period ended September 30, 1995 due to repayment of debt and lesser cash balances invested in certificates of deposit.

Net earnings increased 13% to $2,279,717 for the three months ended September 30, 1996 as compared to net earnings of $2,011,434 for the same period ended September 30, 1995 as a result of increased sales.

Accounts receivable and other current assets decreased 5% from $25,876,100 on December 31, 1995 to $24,617,734 as of September 30, 1996.

Inventories as of September 30, 1996 increased 11% to $45,616,415 from $41,089,948 on December 31, 1995 mainly to support expected future customer demand.

Accounts payable increased 30% from $6,630,608 on December 31, 1995 to $8,641,482 on September 30, 1996 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $1,850,000 and long-term debt of $16,450,000 for September 30, 1996 is $300,000 less than it was at December 31, 1995, due to scheduled repayments of debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash and certificates of deposit decreased by $342,795 from $5,421,553 on December 31, 1995 to $5,078,758 as of September 30, 1996. The change is primarily a result of normal operations and the payment in the third quarter of 1996 of $6,500,000 to settle and finalize the previously announced dispute with the federal government. Additionally, as of September 30, 1996, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

In the foreseeable future, the registrant will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The registrant at all times evaluates its capital expenditure program in light of prevailing economic conditions. The registrant believes that its cash flow from operating activities together with other capital resources and funds from credit sources are adequate to meet its anticipated funding requirements for the foreseeable future.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.


ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.  Submission of Matters to a Vote of Security-holders

         None.

ITEM 5.  Other Information

         Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

             3    By-Laws of Registrant as amended August 9, 1996.
            15    Letter re: Unaudited Interim Financial Information.
            27    Financial Data Schedule (FOR SEC USE ONLY).


         b)      Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 30, 1996              SUPERIOR SURGICAL MFG. CO., INC.


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