Form 10-K
period 1996-12-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1997-03-28
CIK 95574

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-5869-1

                        SUPERIOR SURGICAL MFG. CO., INC.

Incorporated - New York                          I.R.S. Employer Identification
                                                 No. 11-1385670
10099 Seminole Blvd.
Seminole, Florida 33772

Telephone                                        (813) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

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

         As of March 21, 1997, 8,056,752 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $68.2 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).


Documents Incorporated by Reference:

         Registrant's Proxy Statement to be filed on or before March 30, 1997, for its Annual Meeting of Shareholders to be held May 2, 1997, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

         Exhibit index may be found on Page 22.

                                     PART I

Item 1.                           Business

                 (a)      Superior Surgical Mfg. Co., Inc. ("registrant" or
                                  the "Company") was organized as a New York company in 1920 and was incorporated in 1922. Registrant's business has not changed in any significant way during the past five years.

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



                                        I-1                             Page 2

                          Registrant has a substantial number of customers, the largest of which accounted for no more than 4% of registrant's 1996 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of February 28, 1997, the backlog of all orders was approximately $7,400,000, compared to approximately $7,300,000 a year earlier.

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

         (a)     Seminole, Florida - Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.
         (b)     Eudora, Arkansas - Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping .
         (c)     Leesburg, Georgia - Plant of approximately 85,000 square feet, leased from Development Authority of Leesburg, Georgia under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping .
         (d)     Lake Village, Arkansas - Plant of approximately 35,000 square feet, leased from the City of Lake Village under lease requiring payment of only a nominal amount;
                         used for manufacturing.
         (e)     Tampa, Florida - Plant of approximately 111,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping and small retail operation.
         (f)     Miami, Florida - Plant of approximately 9,000 square feet, leased from private owners under a lease expiring in 1997; used for regional sales office, warehousing, shipping, and small retail operation.




                                    I-2                                 Page 3

         (g)     McGehee, Arkansas - Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.
         (h)     Memphis, Tennessee - Plant of approximately 4,000 square feet, leased from private owners under lease expiring 2002; used for warehousing, shipping and retail sales.
         (I)     Miscellaneous -
                         New Orleans, Louisiana, sales office - leased; Burbank, California, sales office - leased; Las Vegas, Nevada, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - owned; Tallulah, Louisiana, used for manufacturing - leased; Pine Bluff, Arkansas, used for manufacturing - scheduled to be sold.

Item 3.          Legal Proceedings

                          None.





                                        I-3                              Page 4

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


                                                                 QUARTER ENDED
                        ----------------------------------------------------------------------------------------------------
                                               1996                                                1995
                        -------------------------------------------------      ---------------------------------------------
                        Mar. 31       June 30       Sept. 30      Dec. 31      Mar. 31       June 30     Sept. 30    Dec. 31
                        -------       -------       --------      -------      -------       -------     --------    -------
 Common Shares:
   High                 $10-1/2       $12-1/8       $12-1/8       $13-1/2      $14-3/4       $13         $11         $10-3/8

   Low                  $ 8-7/8       $10-1/4       $10           $11-7/8      $10-3/4       $10-3/4     $9-1/2      $8-3/4

   Dividends (total
     for 1996-$.38;
       1995-$.36)       $.09          $.09          $.09          $.11         $.09          $.09        $.09        $.09



         Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $13,060,000 were available at December 31, 1996 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

         On March 21, 1997, registrant had 504 shareholders of record and the closing price for registrant's common shares on the American Stock Exchange was $13.00 per share.





                              I-4, II-1                                Page 5

Item 6.

SELECTED FINANCIAL DATA

Years Ended December 31,                      1996             1995             1994             1993            1992
                                       ---------------      ------------     ------------    ------------     ------------
Net sales . . . . . . . . . . . . . .      $141,420,626     $135,197,798     $135,067,397    $130,126,690     $128,665,516
                                           ------------     ------------     ------------    ------------     ------------
Costs and expenses:
    Cost of goods sold  . . . . . . .      $ 93,897,373     $ 91,169,728     $ 89,308,729    $ 87,280,624     $ 85,250,260
    Selling and administrative
      expenses  . . . . . . . . . . .        32,333,924       30,162,203       28,537,946      27,835,521       26,964,446
    Provision for dispute
      settlement  . . . . . . . . . .            -             4,250,000           -            2,250,000           -
 Interest expense - net                       1,295,233          968,830          959,715         641,669          586,628
                                           ------------     ------------     ------------    ------------     ------------
                                           $127,526,530     $126,550,761     $118,806,390    $118,007,814     $112,801,334
                                           ------------     ------------     ------------    ------------     ------------
Earnings before taxes on
    income  . . . . . . . . . . . . .      $ 13,894,096     $  8,647,037     $ 16,261,007    $ 12,118,876     $ 15,864,182
Taxes on income . . . . . . . . . . .         5,200,000        4,885,000        6,180,000       4,415,000        5,950,000
                                           ------------     ------------     ------------    ------------     ------------
Net earnings  . . . . . . . . . . . .      $  8,694,096     $  3,762,037     $ 10,081,007    $  7,703,876     $  9,914,182
                                           ============     ============     ============    ============     ============
Net earnings per common
    share   . . . . . . . . . . . . .             $1.07           $  .45         $   1.17         $   .89          $  1.15
                                                  =====           ======         ========         =======          =======
Cash dividends per common
    share   . . . . . . . . . . . . .             $ .38           $  .36         $    .32         $   .28          $   .25
                                                  =====           ======         ========         =======          =======
At year end:
    Total assets  . . . . . . . . . .      $105,659,094     $106,133,637     $104,864,385    $ 87,168,003     $ 80,585,153
                                           ------------     ------------     ------------    ------------     ------------
    Long-term debt  . . . . . . . . .      $ 15,733,333     $ 18,000,000     $ 18,600,000    $  4,200,000     $  4,955,000
                                           ------------     ------------     ------------    ------------     ------------
    Working capital . . . . . . . . .      $ 60,242,628     $ 55,081,842     $ 64,295,804    $ 53,096,945     $ 51,353,415
                                           ------------     ------------     ------------    ------------     ------------
    Shareholders Equity . . . . . . .      $ 74,156,424     $ 69,517,878     $ 70,937,920    $ 68,568,495     $ 63,082,410
                                           ------------     ------------     ------------    ------------     ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OPERATIONS: Net sales for 1994 increased by 4% over 1993 due to the continuation of new uniform programs (the Company manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets). Sales in 1995 were essentially the same as those in 1994, which the Company believes was primarily due to general business conditions in the market in which the Company sold in 1994. In 1996, the trends appearing in 1995 were overcome along the lines as they were in 1994, resulting in a 5% increase in 1996 over 1995.

    As a percent of sales, cost of goods sold were 66.4% in 1996, 67.4% in 1995 and 66.1% in 1994. The increase in 1995 was due principally to increased costs and the inability to raise sales prices sufficiently to cover increased costs. The decrease in 1996 was primarily the result of increased manufacturing efficiencies.

    Selling and administrative expenses increased by 7% in 1996, 6% in 1995 and by 3% in 1994. The increases were attributable to increases in costs. As a percentage of sales, selling and administrative expenses have not changed significantly over the past several years and no material change is expected in 1997.

    The provision for dispute settlement in the amount of $4,250,000 in 1995 represents the final sum of the payment to be made under agreements with the Department of Justice and the United States Attorney's Office in Tampa, Florida to resolve the previously-announced dispute with the federal government arising out of certain contractual relations.



                                      II-2                               Page 6

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CON'T)

(See Note 11 of Notes to Financial Statements.)

Interest expense as a percentage of sales was 0.9% in 1996; in 1995 and 1994 it was 0.7%. The increase in 1996 as a percentage of sales was principally due to lesser interest income generated on certificates of deposit.

The effective income tax rate in 1996 was 37.4%; in 1995 , it was 56.5% and in 1994, it was 38.0%. Included in the 1995 calculations is the non-deductible portion of the dispute charge. The effective tax rate for 1995 without this charge would have been 37.9%.

In 1996, the Company showed net income (after taxes) of 6.2% of sales with a return of 12.1% on average equity; for 1995, net income was 2.8% of sales with a return of 5.4% on average equity, while in 1994, the corresponding figures were 7.5% and 14.5%.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios; long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 1996 was $60,242,628 and the working capital ratio 5.6:1; for 1995, it was $55,081,842 and the ratio 4.2:1; while for 1994, the figures were $64,295,804 and 6.3:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate.

In 1996, the Company's percentage of long term debt to long-term debt and equity was 17.5%; in 1995, it was 20.6% and in 1994, it was 20.8%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,625,000, $9,750,000 and $9,100,000 in the years 1996, 1995 and 1994, respectively. Projected capital expenditures for 1997, while different from those of the last several years, are expected to be more in line with 1996 expenditures than those in 1995 and 1994. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

In 1994, the Company's cash and certificates of deposit balance increased by approximately $8,200,000, principally due to new borrowings in the amount of $15,000,000 offset by the repurchase of 550,000 shares of its common stock for an aggregate consideration of $6,765,000. In 1995, the Company's cash and certificates of deposit balance decreased by approximately $5,800,000, principally due to capital expenditures, expenditures in financing activities (dividends and repurchase of 230,000 shares of its common stock) offset by cash flows from operating activities. In 1996, the accumulation of cash balances which would normally be placed in certificates of deposit were depleted significantly by the one-time payment of $6,500,000 to settle the government dispute as discussed earlier. In addition, the repurchase of 80,000 common shares of the Company's stock had the effect of decreasing cash balances by approximately $965,000.

As of December 31,1996, under its existing revolving credit agreement, the Company had $10,000,000 available to it. In addition, under the most restrictive terms of its agreements with its lenders, the Company could avail itself of $6,000,000 in short-term credit (see Note 4 of Notes to Financial Statements). The revolving credit agreement and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1) and payment of dividends. On December 31, 1996, under the most restrictive terms of the debt agreements, retained earnings of approximately $13,060,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. With funds from such credit facility, anticipated cash flows generated from operations and other available credit sources readily available, the Company believes for the foreseeable future that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion.




                                 II-3                                  Page 7

Item 8 - Financial Statements and Supplementary Data

SUPERIOR SURGICAL MFG. CO., INC.

STATEMENTS OF EARNINGS
Years Ended December 31, 1996, 1995 and 1994

                                                                        1996              1995               1994
                                                                    -------------    -------------      -------------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .         $ 141,420,626    $ 135,197,798      $ 135,067,397
                                                                    -------------    -------------      -------------

Costs and expenses:
   Cost of goods sold   . . . . . . . . . . . . . . . . . .         $  93,897,373    $  91,169,728     $   89,308,729
   Selling and administrative expenses  . . . . . . . . . .            32,333,924       30,162,203         28,537,946
   Provision for dispute settlement . . . . . . . . . . . .                 -            4,250,000              -
   Interest expense - net   . . . . . . . . . . . . . . . .             1,295,233          968,830            959,715
                                                                    -------------    -------------      -------------
                                                                    $ 127,526,530    $ 126,550,761      $ 118,806,390
                                                                    -------------    -------------      -------------
Earnings before taxes on income . . . . . . . . . . . . . .         $  13,894,096    $   8,647,037      $  16,261,007
Taxes on income . . . . . . . . . . . . . . . . . . . . . .             5,200,000        4,885,000          6,180,000
                                                                    -------------    -------------      -------------
Net earnings  . . . . . . . . . . . . . . . . . . . . . . .         $   8,694,096    $   3,762,037      $  10,081,007
                                                                    =============    =============      =============
Net earnings per common share . . . . . . . . . . . . . . .                 $1.07         $    .45              $1.17
                                                                            =====         ========              =====
Dividends per common share  . . . . . . . . . . . . . . . .                 $ .38         $    .36              $ .32
                                                                            =====         ========              =====


STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1996, 1995 and 1994

                                                                                  Additional                          Total
                                                                       Common       Paid-In        Retained        Shareholders'
                                                                       Shares       Capital        Earnings           Equity
                                                                   -------------  -----------   --------------   -------------
Balance, January 1, 1994  . . . . . . . . . . . . . . . . .         $  8,703,252  $   306,594   $   59,558,649   $  68,568,495
         Net earnings . . . . . . . . . . . . . . . . . . .                                         10,081,007      10,081,007
         Common shares issued upon exercise
           of options . . . . . . . . . . . . . . . . . . .              210,300    1,604,894                        1,815,194
         Purchase and retirement of common shares . . . . .             (550,000)    (109,817)      (6,105,183)     (6,765,000)
         Cash dividends declared ($.32 per share) . . . . .                                         (2,761,776)     (2,761,776)
                                                                    ------------  -----------   --------------   -------------
Balance, December 31, 1994  . . . . . . . . . . . . . . . .         $  8,363,552  $ 1,801,671   $   60,772,697   $  70,937,920
         Net earnings . . . . . . . . . . . . . . . . . . .                                          3,762,037       3,762,037
         Purchase and retirement of common shares . . . . .             (230,000)     (49,541)      (1,912,359)     (2,191,900)
         Cash dividends declared ($.36 per share) . . . . .                                         (2,990,179)     (2,990,179)
                                                                    ------------  -----------   --------------   -------------
Balance, December 31, 1995  . . . . . . . . . . . . . . . .         $  8,133,552  $ 1,752,130   $   59,632,196   $  69,517,878
         Net earnings . . . . . . . . . . . . . . . . . . .                                          8,694,096       8,694,096
         Purchase and retirement of common shares . . . . .              (80,000)     (17,234)        (867,566)       (964,800)
         Cash dividends declared ($.38 per share) . . . . .                                         (3,090,750)     (3,090,750)
                                                                    ------------  -----------   --------------   -------------
Balance, December 31, 1996  . . . . . . . . . . . . . . . .         $  8,053,552  $ 1,734,896   $   64,367,976   $  74,156,424
                                                                    ============  ===========   ==============   =============

See Notes to Financial Statements.





                                        II-4                            Page 8

SUPERIOR SURGICAL MFG. CO., INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


CURRENT ASSETS                                                                                 1996                1995
                                                                                          ---------------     -------------
   Cash and certificates of deposit . . . . . . . . . . . . . . . . . . . . . . . . .     $     4,718,632     $   5,421,553
   Accounts receivable, less allowance for doubtful accounts of $250,000  . . . . . .          23,267,237        24,783,217
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          44,112,968        41,089,948
   Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . . . .           1,283,128         1,092,883
                                                                                          ---------------     -------------
            TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    73,381,965     $  72,387,601
PROPERTY, PLANT AND EQUIPMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,995,394        30,734,584
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED . . . . . . . . . . . . . . . . . .             818,276           822,926
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,463,459         2,188,526
                                                                                          ---------------     -------------
                                                                                          $   105,659,094     $ 106,133,637
                                                                                          ===============     =============
                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     6,417,139     $   6,630,608
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,108,202         3,061,018
   Liability for dispute settlement . . . . . . . . . . . . . . . . . . . . . . . . .                -            6,500,000
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             347,329           514,133
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . .           2,266,667           600,000
                                                                                          ---------------     -------------
       TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . . . . . .     $    13,139,337     $  17,305,759
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,733,333        18,000,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,630,000         1,310,000
SHAREHOLDERS' EQUITY:
   Preferred stock, $1 par value - authorized 300,000 shares (none issued). . . . . .     $          -        $        -
   Common stock, $1 par value - authorized 50,000,000 shares, issued and
       outstanding - 8,053,552 and 8,133,552 respectively.  . . . . . . . . . . . . .           8,053,552         8,133,552
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,734,896         1,752,130
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,367,976        59,632,196
                                                                                          ---------------     -------------
       TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .     $    74,156,424     $  69,517,878
                                                                                          ---------------     -------------
                                                                                          $   105,659,094     $ 106,133,637
                                                                                          ===============     =============

See Notes to Financial Statements.


                                  II-5                                    Page 9

SUPERIOR SURGICAL MFG. CO., INC.

                          STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                                                    1996             1995              1994
                                                                                -------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  8,694,096    $   3,762,037    $  10,081,007
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . . . . . . . . . . .        4,354,477        3,748,341        2,864,847
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .        1,320,000          395,000         (130,000)
         Changes in assets and liabilities:
           Accounts receivable  . . . . . . . . . . . . . . . . . . . . . .        1,515,980       (1,426,743)      (2,506,295)
           Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,023,020)         (97,985)      (1,358,970)
           Prepaid expenses and other current assets  . . . . . . . . . . .         (190,245)        (217,751)        (186,864)
           Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         (213,469)        (840,844)         331,988
           Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . .        1,047,184          (65,795)         531,854
           Liability for dispute settlement . . . . . . . . . . . . . . . .       (6,500,000)       4,250,000             -
           Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . .         (166,804)        (449,067)         348,115
                                                                                ------------      -----------    -------------
  Net cash flows provided from operating activities   . . . . . . . . . . .     $  6,838,199    $   9,057,193    $   9,975,682
                                                                                ------------      -----------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment  . . . . . . . . . . . . . . .       (2,623,072)   $  (9,745,755)   $  (9,109,599)
  Carrying amount of property, plant and equipment disposals  . . . . . . .           12,435        1,502,230          887,499
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (274,933)        (843,736)         (83,313)
                                                                                ------------      -----------    -------------
  Net cash (used) in investing activities   . . . . . . . . . . . . . . . .     $ (2,885,570)   $  (9,087,261)   $  (8,305,413)
                                                                                ------------      -----------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in long-term debt  . . . . . . . . . . . . . . . . . . . . . . .     $       -       $        -       $  15,000,000
  Reduction in long-term debt   . . . . . . . . . . . . . . . . . . . . . .         (600,000)        (600,000)        (755,000)
  Declaration of cash dividends   . . . . . . . . . . . . . . . . . . . . .       (3,090,750)      (2,990,179)      (2,761,776)
  Proceeds received on exercise of stock options  . . . . . . . . . . . . .             -                -           1,815,194
  Common stock reacquired and retired . . . . . . . . . . . . . . . . . . .         (964,800)      (2,191,900)      (6,765,000)
                                                                                ------------      -----------    -------------
  Net cash (used) provided in financing activities  . . . . . . . . . . . .     $ (4,655,550)   $  (5,782,079)   $   6,533,418
                                                                                ------------      -----------    -------------

  Net (decrease) increase in cash and certificates of deposit   . . . . . .     $   (702,921)   $  (5,812,147)   $   8,203,687
Cash and certificates of deposit balance, beginning of year . . . . . . . .        5,421,553       11,233,700        3,030,013
                                                                                ------------      -----------    -------------
Cash and certificates of deposit balance, end of year . . . . . . . . . . .     $  4,718,632    $   5,421,553    $  11,233,700
                                                                                ============    =============    =============

See Notes to Financial Statements.




                                    II-6                                 Page 10

SUPERIOR SURGICAL MFG. CO., INC.


NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 1996, 1995 and 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)  Business description
The Company manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, leisure and public safety markets. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.
b)  Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.
c)  Property, plant and equipment
Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of earnings.
d)  Excess of cost over fair value of assets acquired
Excess costs over fair value of assets acquired arising prior to 1972 (approximately $742,000) are being carried until such time as there may be evidence of diminution of value or the term of existence of such value becomes limited. The Company's policy is to amortize excess costs arising subsequent to 1971 between 20 and 40 years.
e)  Depreciation and amortization
Plants and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.
f)  Employee benefits
Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company has no post-retirement benefit plans other than pensions.
g)  Taxes on income
The Company computes taxes currently payable upon determination of taxable income which differs from pre-tax financial statement income. Deferred taxes are provided on this difference, primarily the effect of computing depreciation of plant and equipment by accelerated methods for tax purposes and by the straight-line method for financial reporting purposes.
h) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORIES:

                                                                              December 31
                                                                         1996              1995
                                                                    ------------        ------------
Finished goods  . . . . . . . . . . . . . . . . . . . . .           $ 27,926,040        $ 24,783,647
Work in process . . . . . . . . . . . . . . . . . . . . .              3,577,252           3,515,698
Raw materials . . . . . . . . . . . . . . . . . . . . . .             12,609,676          12,790,603
                                                                    ------------        ------------
                                                                    $ 44,112,968        $ 41,089,948
                                                                    ============        ============

The opening inventory used in computing cost of goods sold for 1995 was $40,991,963. General and administrative costs capitalized to inventories are not material.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

                                                                              December 31
                                                                       1996                   1995
                                                                    ------------         -------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . .           $  2,113,030         $   2,101,351
Buildings, improvements and leaseholds  . . . . . . . . .             10,775,494            10,611,343
Machinery, equipment and fixtures . . . . . . . . . . . .             39,596,614            38,292,834
                                                                    ------------         -------------
                                                                    $ 52,485,138         $  51,005,528
Accumulated depreciation and amortization . . . . . . . .             23,489,744            20,270,944
                                                                    ------------         -------------
                                                                    $ 28,995,394         $  30,734,584
                                                                    ============         =============


Depreciation and amortization charges were $4,349,827, $3,743,690, and $2,860,007 in 1996, 1995 and 1994, respectively.



                                    II-7                               Page 11

NOTE 4 - LONG-TERM DEBT:


                                                                                                            December 31,
                                                                                                      1996            1995
                                                                                                  -------------   --------------
Note payable-bank, pursuant to revolving credit and term loan agreement . . . . . . . . .         $       -       $         -
6.65% note payable to MassMutual Life Insurance Company, due
    $1,666,667 annually, 1997-2005  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,000,000      15,000,000
9.9% note payable to MassMutual Life Insurance Company, due
    $600,000 annually, 1997-2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,000,000       3,600,000
                                                                                                  ------------    ------------
                                                                                                  $ 18,000,000    $ 18,600,000
Less payments due within one year included in current liabilities . . . . . . . . . . . .            2,266,667         600,000
                                                                                                  ------------    ------------
                                                                                                  $ 15,733,333    $ 18,000,000
                                                                                                  ============    ============

On January 31, 1996, the Company entered into a 7-year Credit Agreement which made available to the Company up to $10,000,000 for 4 years on a revolving credit basis and thereafter for 3 years as a term loan with installment repayments of principal. Interest is payable at the prime rate of the lender (8-1/4% at December 31, 1996) for funds borrowed in domestic currency and at the lender's Eurodollar rate plus 1/2% for funds borrowed in the Eurodollar market. The Company pays a 1/10% commitment fee per annum on funds not borrowed during the 4 year revolving credit period. The debt due under the credit agreement may be prepaid, in part or in full at any time without penalty; in addition, any amount prepaid during the 4 year revolving credit term may be reborrowed without penalty. The Credit Agreement also permits additional unsecured short-term borrowing from banks up to $6,000,000 without any "clean-up" requirements.

The Credit Agreement and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1), and payment of dividends. At December 31, 1996, under the most restrictive terms of the debt agreements, retained earnings of approximately $13,060,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Principal payments on long-term obligations are $2,266,667 in each of the years 1998 through 2001, assuming debt on the revolving Credit Agreement is rolled over and the amount then outstanding, if any, does not convert to a term loan.

NOTE 5 - TAXES ON INCOME:

Aggregate income tax provisions (benefits) consist of the following:

                                                               1996               1995            1994
                                                           -------------     --------------   -------------
Current:
    Federal   . . . . . . . . . . . . . . . . . . .        $   3,205,000     $    3,865,000   $   5,520,000
    State and local   . . . . . . . . . . . . . . .              675,000            625,000         790,000
                                                           -------------     --------------   -------------
                                                           $   3,880,000     $    4,490,000   $   6,310,000
Deferred  . . . . . . . . . . . . . . . . . . . . .            1,320,000            395,000        (130,000)
                                                           -------------     --------------   -------------
                                                           $   5,200,000     $    4,885,000   $   6,180,000
                                                           =============     ==============   =============





The difference between the total statutory Federal income tax rate and the actual effective tax rate is accounted for as follows:

                                                                                           1996          1995           1994
                                                                                         --------      --------       ---------
Statutory Federal income tax rate . . . . . . . . . . . . . . . . . . . . .              34.2%           34.0%          34.5%
State and local income taxes, net of Federal income tax benefit . . . . . .               3.2             3.2            3.0
Non deductible dispute settlement costs . . . . . . . . . . . . . . . . . .                -             18.7             -
Other items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -              0.6            0.5
                                                                                       ------          ------         ------
Effective tax rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              37.4%           56.5%          38.0%
                                                                                       ======          ======         ======



                                    II-8                                 Page 12

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

Net periodic pension cost for 1996, 1995 and 1994 included the following components:


                                                                             1996               1995              1994
                                                                          -----------      ------------     ----------------
Service cost - benefits earned during the period  . . . . . . . . . .     $   702,000      $    651,000       $   640,000
Interest cost on projected benefit obligation . . . . . . . . . . . .       1,041,000           960,000           824,000
Actual (return) loss on assets  . . . . . . . . . . . . . . . . . .        (1,784,000)       (2,107,000)          199,000
Net amortization and deferral . . . . . . . . . . . . . . . . . . . .       1,163,000         1,593,000          (970,000)
                                                                          -----------      ------------       -----------
Net periodic pension cost . . . . . . . . . . . . . . . . . . . . . .     $ 1,122,000      $  1,097,000       $   693,000
                                                                          ===========      ============       ===========

Assumptions used in the pension accounting (one corporate plan and four plant/factory plans) for the three years ended December 31, 1996 were:

                                                                     Long Term Rate
                                Discount Rate                           of Return                      Salary Scale
                                -------------                       -----------------                  ------------
                              Corp.        Plants                   Corp.     Plants                 Corp.        Plants
                              -----        ------                   -----     ------                 -----        ------
            1994              8.00%        8.00%                    8.00%       8.00%                6.00%        N/A
            1995              7.00%        7.00%                    8.00%       8.00%                4.50%        N/A
            1996              7.50%        7.50%                    8.00%       8.00%                4.50%        N/A

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1996 and 1995, for its pension plans:


                                                            December 31, 1996                   December 31, 1995
                                                    --------------------------------       ----------------------------
                                                    Assets Exceed       Accumulated        Assets Exceed    Accumulated
                                                     Accumulated          Benefits           Accumulated      Benefits
                                                       Benefits        Exceed Assets           Benefits     Exceed Assets
                                                    -------------      -------------       -------------    -------------
Actuarial present value of benefit obligations:
      Vested benefit obligation   . . . . . . .     $     (8,120,000)   $   (4,058,000)    $    (7,529,000)  $  (3,960,000)

                                                    ================    ==============     ===============   =============
      Accumulated benefit obligation  . . . . .     $     (8,399,000)   $   (4,105,000)    $    (7,812,000)  $  (4,010,000)
                                                    ================    ==============     ===============   =============

      Projected benefit obligation  . . . . . .     $    (11,100,000)   $   (4,470,000)    $   (10,197,000)  $  (4,358,000)
Plan assets at fair value . . . . . . . . . . .           10,903,000         3,527,000           9,192,000       3,113,000
                                                    ----------------    --------------     ---------------   -------------
Projected benefit obligation
      over plan assets  . . . . . . . . . . . .     $       (197,000)   $     (943,000)    $    (1,005,000)  $  (1,245,000)
Unrecognized net (gain) or loss . . . . . . . .           (1,792,000)          (54,000)         (1,155,000)        289,000
Prior service cost not yet recognized in net
      periodic pension cost   . . . . . . . . .            1,820,000           692,000           2,052,000         734,000
Unrecognized net (asset) obligation at date of
      initial application   . . . . . . . . . .                -               179,000                -            231,000
Adjustment required to recognize minimum  . . .
      liability   . . . . . . . . . . . . . . .                -              (452,000)               -           (906,000)
                                                    ----------------    --------------     ---------------   -------------
Prepaid pension cost (pension liability)  . . .     $       (169,000)   $     (578,000)    $      (108,000)  $    (897,000)
                                                    ================    ==============     ===============   =============


                                   II-9                                  Page 13

NOTE 7 - QUARTERLY RESULTS FOR 1994, 1995 AND 1996:


                                                                                 Quarter Ended
                                                    ------------------------------------------------------------------------
                                                      March 31,            June 30,           September 30,      December 31,
                                                        1994                1994                  1994               1994
                                                    --------------     --------------         -------------     ------------
                                                                                 (Unaudited)
Net sales . . . . . . . . . . . . . . . . .         $   31,907,441     $   35,873,454         $  33,247,093      $  34,039,409
                                                    --------------     --------------         -------------      -------------
Gross profit  . . . . . . . . . . . . . . .         $   10,591,394     $   12,050,846         $  11,312,800      $  11,803,628
                                                    --------------     --------------         -------------      -------------
Earnings before taxes on income . . . . . .         $    3,209,622     $    4,598,653         $   3,971,762      $   4,480,970
                                                    --------------     --------------         -------------      -------------
Net earnings  . . . . . . . . . . . . . . .         $    1,989,622     $    2,853,653         $   2,461,762      $   2,775,970
                                                    ==============     ==============         =============     ==============
Net earnings per common share . . . . . . .                  $ .23           $    .32                $  .29               $.33
                                                             =====           ========                ======               ====
Dividends per common share  . . . . . . . .                  $ .08           $    .08                $  .08               $.08
                                                             =====           ========                ======               ====
Average outstanding shares  . . . . . . . .              8,818,554          8,897,552             8,509,791          8,363,552
                                                    ==============     ==============         =============      =============


                                                                                 Quarter Ended
                                                    ------------------------------------------------------------------------
                                                      March 31,            June 30,            September 30,    December 31,
                                                        1995                1995                   1995             1995
                                                    --------------     --------------         -------------     ------------
                                                                                 (Unaudited)

Net sales . . . . . . . . . . . . . . . . .         $   34,116,921     $   33,045,056         $  33,267,467      $  34,768,354
                                                    --------------     --------------         -------------      -------------
Gross profit  . . . . . . . . . . . . . . .         $   11,430,126     $   10,969,725         $  11,045,624      $  10,582,595
                                                    --------------     --------------         -------------      -------------
Earnings (loss) before taxes on income              $    3,601,317     $    3,243,626         $   3,246,434      $  (1,444,340)
                                                    --------------     --------------         -------------      -------------
Net earnings (loss) . . . . . . . . . . . .         $    2,231,317     $    2,013,626         $   2,011,434      $  (2,494,340)
                                                    ==============     ==============         =============      =============
Net earnings (loss) per common share                         $ .27           $    .24                $  .24              $(.30)
                                                             =====           ========                ======              =====
Dividends per common share                                   $ .09           $    .09                $  .09              $ .09
                                                             =====           ========                ======              =====
Average outstanding shares  . . . . . . . .              8,363,552          8,363,552             8,363,552          8,193,552
                                                    ==============     ==============         =============      =============



                                                                                 Quarter Ended
                                                    ------------------------------------------------------------------------
                                                      March 31,            June 30,           September 30,      December 31,
                                                        1996                1996                  1996              1996
                                                    --------------     --------------         -------------      ------------
                                                                                 (Unaudited)
Net sales . . . . . . . . . . . . . . . . .         $   34,672,192     $   34,896,958         $  35,433,226     $   36,418,250
                                                    --------------     --------------         -------------      -------------
Gross profit  . . . . . . . . . . . . . . .         $   11,481,016     $   11,636,084         $  12,171,520     $   12,234,633
                                                    --------------     --------------         -------------     --------------
Earnings before taxes on income . . . . . .         $    3,091,317     $    3,419,856         $   3,669,717     $    3,713,206
                                                    --------------     --------------         -------------     --------------
Net earnings  . . . . . . . . . . . . . . .         $    1,916,317     $    2,119,856         $   2,279,717     $    2,378,206
                                                    ==============     ==============         =============     ==============
Net earnings per common share . . . . . . .                 $  .24             $  .26                 $ .28           $    .29
                                                            ======             ======                 =====           ========
Dividends per common share  . . . . . . . .                 $  .09             $  .09                 $ .09           $    .11
                                                            ======             ======                 =====           ========
Average outstanding shares  . . . . . . . .              8,133,552          8,133,552             8,133,552          8,101,378
                                                    ==============     ==============         =============      =============


The independent certified public accountants made a limited review of the 1994, 1995 and 1996 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such review was substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.

NOTE 8 - STOCK OPTIONS:
In 1993 the Company adopted an Incentive Stock Option Plan under which options
on 1,500,000 shares were reserved for grant.   All options under the Plan have
or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the
balance is credited to additional paid-in capital.   A summary of option
transactions during the three years ended December 31, 1996 (including option transactions from a 1983 Plan which expired in 1993) follows:

                                    II-10                                Page 14

                                                                                  Option Prices
                                                                         -----------------------------
                                                              No. of         Range Per                     Market
                                                              Shares          Share           Total         Price
                                                           ----------    ---------------  -------------   ----------
Outstanding January 1, 1994 . . . . . . . . . . .            544,700     $ 8.56 - $18.08  $   7,354,631
    Granted   . . . . . . . . . . . . . . . . . .            104,925     $13.75 - $15.13      1,451,794   $1,442,719
    Exercised . . . . . . . . . . . . . . . . . .           (210,300)    $ 8.56 - $ 9.47     (1,815,194)  $3,032,588
    Cancelled . . . . . . . . . . . . . . . . . .            (15,100)    $13.75 - $16.44       (246,325)
                                                            --------                      -------------
 Outstanding December 31, 1994  . . . . . . . . .            424,225     $13.75 - $18.08  $   6,744,906
    Granted   . . . . . . . . . . . . . . . . . .            145,400     $10.75 - $11.83      1,571,865   $1,563,050
    Cancelled . . . . . . . . . . . . . . . . . .            (19,575)    $10.75 - $16.44       (289,243)
                                                            --------                      -------------
Outstanding December 31, 1995 . . . . . . . . . .            550,050     $10.75 - $18.08  $   8,027,528
    Granted   . . . . . . . . . . . . . . . . . .            163,825     $10.25 - $11.28      1,730,449   $1,721,378
    Cancelled   . . . . . . . . . . . . . . . . .            (11,550)    $10.25 - $16.44       (155,763)
                                                            --------                      -------------
Outstanding December 31, 1996 . . . . . . . . . .            702,325     $10.25 - $18.08  $   9,602,214
                                                             =======                      =============

At December 31, options available to issue were 1,380,975 for 1994, 1,255,150 for 1995, and 1,102,875 for 1996. Options have never been repriced by the Company in any year.

The effect on compensation expense, if determined under the provisions of SFAS No. 123, based on the fair value at the grant date consistent with those provisions is not material to net earnings or net earnings per common share. The fair value of options granted is not significant. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model based on the following assumptions:

                                                         Related Party
                                                             Options                      Other Options
                                                         ---------------                  -------------
Exercise price
    1996                                                    $11.28                        $10.25 - $10.88
    1995                                                    $11.83                        $10.75
Market price
    1996                                                    $10.25                        $10.25 - $10.88
    1995                                                    $10.75                        $10.75
Risk free interest rate
    1996                                                    5.25%                         5.25% - 6.55%
    1995                                                    6.20%                         6.20%
Expected option life                                        5 years                       5 years
Expected volatility
    1996                                                    25.2%                         25.2% - 25.7%
    1995                                                    25.0%                         25.0%
Dividend yield                                               3%                            3%


NOTE 9 - RENTALS:
Aggregate rent expense, including month-to-month rentals, approximated $550,000, $567,000, and $619,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Long-term lease commitments, the last of which expire in 2002, are not material.

NOTE 10 - EARNINGS PER SHARE:
Historical per share data is based on the weighted average number of shares outstanding. The exercise of outstanding stock options would not have a significant effect on earnings per share. The weighted average number of shares outstanding during 1996, 1995 and 1994 was 8,125,465, 8,320,703, and
8,645,739, respectively.

NOTE 11 - DISPUTE WITH GOVERNMENTAL AGENCY:
The Company reached agreements in 1996 with the Department of Justice and the United States Attorney's Office in Tampa, Florida, to resolve its previously announced disputes with the Federal government arising out of certain contractual relations with the Department of Veterans Affairs (formerly the Veterans Administration) from 1983 to 1992. The agreements and $6,500,000 payment resolved investigations of the Company arising from the VA contracts. The Company charged $4,250,000, or approximately $.51 per share against its earnings in the fourth quarter of 1995 in anticipation of the settlements. No additional charges resulted from the settlements in 1996 and the Company is free to continue to sell to all Federal agencies, including the VA.


                                  II-11                                  Page 15

NOTE 12 - ACCRUED EXPENSES:

                                                             December 31,
                                                    -----------------------------
                                                        1996            1995
                                                    ------------     ------------
 Salaries, wages, commissions and vacation
 pay............................................    $2,247,570       $1,348,561

 Other accrued expenses ........................     1,860,632        1,712,457
                                                    ----------       ----------
                                                    $4,108,202       $3,061,018
                                                    ==========       ==========



NOTE 13 - SUPPLEMENTAL INFORMATION:

                                                                    Year Ended December 31,
                                                            --------------------------------------------
                                                              1996              1995            1994
                                                            -----------      -----------      ----------
Income taxes paid................................           $ 3,846,804      $ 4,939,067      $5,961,885
                                                            ===========      ===========      ==========

Interest paid.........................................      $ 1,453,201      $ 1,411,805      $1,436,998
                                                            ===========      ===========      ==========





                                        II-12                           Page 16

SUPERIOR SURGICAL MFG. CO., INC.



                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Superior Surgical Mfg. Co., Inc.
Seminole, Florida

We have audited the accompanying balance sheets of Superior Surgical Mfg. Co., Inc. as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Surgical Mfg. Co., Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principals.



Deloitte & Touche, LLP
Certified Public Accountants

Tampa, Florida
February 20, 1997

                                    PART II


Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      NONE


                                    PART III



Items 10, 11,             Directors and Executive Officers; Executive
  12 and 13               Compensation; Security Ownership of Management and
                          others; Certain Transactions.


The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Directors and Officers, Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 1997, a copy of which will be filed with the Securities and Exchange Commission on or before March 30, 1997.





                              II-14, III-1                              Page 18

                                   PART IV


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                      Page
                                                                                                      ----
    (a)    1.      Financial Statements
                      The following financial statements of Superior Surgical Mfg. Co., Inc.
                      are included in Part II, Item 8:
                           Statements of earnings - years ended
                                   December 31, 1996, 1995 and 1994..........................          II-4
                           Statements of shareholders' equity - years
                                   ended December 31, 1996, 1995 and
                                   1994.......................................................         II-4
                           Balance sheets - December 31, 1996 and
                                   1995.......................................................         II-5
                           Statements of cash flows - years ended
                                   December 31, 1996, 1995 and 1994..........................          II-6
                           Notes to financial statements......................................      II-7 to II-12
                           Opinion of independent certified public
                                   accountants................................................         II-13



(a)     2.         Financial Statement Schedules
                             All schedules are omitted because they are not
                   applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(a)     3.         Exhibits


               Exhibit No.:
                  3.2             By-Laws of the Registrant filed as Exhibit
                                  to the Registrant's 1996 third quarter Interim on Form
                                  10-Q and incorporated herein by reference.
                  4.1             Credit Agreement dated January 31, 1996,
                                  between the Registrant and Chemical Bank, filed
                                  with the Commission as Exhibit 4.1 in registrant's
                                  1995 Form 10-K which is hereby incorporated
                                  herein by reference.
                  4.2             Note Agreement dated January 5, 1994 between
                                  the registrant and Massachusetts Mutual Life
                                  Insurance Company filed with the Commission
                                  as Exhibit 4.2 in registrant's 1994 Form 10-Q
                                  for the three months ended March 31, 1994
                                  which is hereby incorporated herein by
                                  reference.
                  4.3             The Registrant, by signing this Registration
                                  Statement, agrees to furnish the Commission
                                  upon its request a copy of any instrument which
                                  defines the rights of holders of long-term debt
                                  of the Registrant and which authorizes a
                                  total amount of securities not in excess of
                                  10% of the total assets of the Registrant.


                                  IV-1                                Page 19


                  10.1            Description of the informal bonus plan for
                                  officers of the Registrant filed as Exhibit 10 to the
                                  Registrant's 1992 Annual Report on Form 10-K
                                  and incorporated herein by reference.
                  10.2            1993 Incentive Stock Option Plan of the Registrant
                                  filed as Exhibit 4.3 to the Registrant's August 18,
                                  1993 Registration Statement on Form S-8 and
                                  incorporated herein by reference.
                  10.3            1994 Superior Surgical Mfg. Co., Inc.
                                  Supplemental Pension Plan filed as Exhibit 10.3 to
                                  the Registrant's 1994 Annual Report on Form 10-K
                                  and incorporated herein by reference.
                  13.             Forms 10-Q for the first three quarters of 1996 -
                                  herein incorporated by reference to Registrant's
                                  filings thereof with the Securities and Exchange
                                  Commission.
                  23.             Consent of independent accountants.                            IV-5
                  27.             Financial Data Schedule for year ended
                                  December 31, 1996 (For SEC use only.)
                  99.             The information contained under the headings
                                  "Directors and Executive Officers, Executive
                                  Compensation"; "Security Ownership of
                                  Certain Beneficial Owners and Management";
                                  and "Certain Relationships and Related
                                  Transactions" in the definitive Proxy
                                  Statement of the Registrant to be used in
                                  connection with the Registrant's 1997 Annual
                                  Meeting of Stockholders, to be filed on or
                                  before March 30, 1997, is hereby incorporated
                                  herein by reference.


(b)                     Reports on Form 8-K:

                          There were no reports on Form 8-K for the three months ended December 31, 1996.

(c)                     See (a) 3. above.

(d)                     None




                                IV-2                                   Page 20

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPERIOR SURGICAL MFG. CO., INC.

                                        /s/  Gerald M. Benstock
                                        -------------------------------------
                                        BY: Gerald M. Benstock
                                            (Chairman and Chief Executive
                                            Officer)

                                        /s/  John W. Johansen
                                        -------------------------------------
                                        BY: John W. Johansen
                                        (Chief Financial Officer and Principal
                                        Accounting Officer, Sr. Vice
                                        President, Treasurer and Secretary)

DATE:  March 28, 1997


                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/  Saul Schechter                    /s/  Alan D. Schwartz
---------------------------------      ---------------------------------------
Saul Schechter, March 28, 1997         Alan D. Schwartz, March 28, 1997
(Director)                             (Director)


/s/  Manuel Gaetan                     /s/  Michael Benstock
---------------------------------      ---------------------------------------
Manuel Gaetan, March 28, 1997          Michael Benstock, March 28, 1997
(Director)                             (Director)


/s/  Thomas K. Riden                   /s/  Peter Benstock
---------------------------------      ---------------------------------------
Thomas K. Riden, March 28, 1997        Peter Benstock, March 28, 1997
(Director)                             (Director)


/s/  Sidney Kirschner
---------------------------------
Sidney Kirschner, March 28, 1997
(Director)

                                        IV-3                            Page 21

                      SUPERIOR SURGICAL MFG. CO., INC.
                                EXHIBIT INDEX


(a)    3.     Exhibits

             Exhibit No.:
                3.2             By-Laws of the Registrant filed as Exhibit
                                to the Registrant's 1996 third quarter Interim on Form
                                10-Q and incorporated herein by reference.
                4.1             Credit Agreement dated January 31, 1996,
                                between the Registrant and Chemical Bank, filed
                                with the Commission as Exhibit 4.1 in registrant's
                                1995 Form 10-K which is hereby incorporated herein
                                by reference.
                4.2             Note Agreement dated January 5, 1994 between
                                the registrant and Massachusetts Mutual Life
                                Insurance Company filed with the Commission
                                as Exhibit 4.2 in registrant's 1994 Form 10-Q
                                for the three months ended March 31, 1994
                                which is hereby incorporated herein by reference.
                4.3             The Registrant, by signing this Registration
                                Statement, agrees to furnish the Commission
                                upon its request a copy of any instrument which
                                defines the rights of holders of long-term debt
                                of the Registrant and which authorizes a
                                total amount of securities not in excess of
                                10% of the total assets of the Registrant.
               10.1             Description of the informal bonus plan for
                                officers of the Registrant filed as Exhibit 10 to the
                                Registrant's 1992 Annual Report on Form 10-K
                                and incorporated herein by reference.
               10.2             1993 Incentive Stock Option Plan of the Registrant
                                filed as Exhibit 4.3 to the Registrant's August 18,
                                1993 Registration Statement on Form S-8 and
                                incorporated herein by reference.
               10.3             1994 Superior Surgical Mfg. Co., Inc. Supplemental
                                Pension Plan filed as Exhibit 10.3 to the Registrant's
                                1994 Annual Report on Form 10-K and incorporated
                                herein by reference.
               13.              Forms 10-Q for the first three quarters of 1996 -
                                herein incorporated by reference to Registrant's
                                filings thereof with the Securities and Exchange
                                Commission.
               23.              Consent of independent accountants.                             IV-5
               27.              Financial Data Schedule for year ended
                                December 31, 1996 (For SEC use only.)
               99.              The information contained under the headings
                                "Directors and Executive Officers, Executive
                                Compensation"; "Security Ownership of
                                Certain Beneficial Owners and Management";
                                and "Certain Relationships and Related
                                Transactions" in the definitive Proxy
                                Statement of the Registrant to be used in
                                connection with the Registrant's 1997 Annual
                                Meeting of Stockholders, to be filed on or
                                before March 30, 1997, is hereby incorporated
                                herein by reference.



                                           IV-4                         Page 22