Form 10-Q
period 1997-03-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1997-04-28
CIK 95574

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997


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

        As of the date of this report, the registrant had 7,959,752 common shares outstanding.

                         PART I - FINANCIAL INFORMATION




             ITEM 1.   Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS


                                                            Three Months Ended March 31,
                                                           ------------------------------
                                                               1997              1996
                                                           ------------      ------------
                                                                    (Unaudited)
 Net sales ....................................            $ 33,513,631      $ 34,672,192
                                                           ------------      ------------

 Costs and expenses:
   Cost of goods sold .........................            $ 22,243,695      $ 23,191,176
   Selling and administrative expenses ........               8,045,282         8,096,154
   Interest expense ...........................                 304,598           293,545
                                                           ------------      ------------
                                                           $ 30,593,575      $ 31,580,875
                                                           ------------      ------------

 Earnings before taxes on income ..............            $  2,920,056      $  3,091,317
 Taxes on income ..............................               1,095,000         1,175,000
                                                           ------------      ------------

 Net earnings .................................            $  1,825,056      $  1,916,317
                                                           ============      ============

 Weighted average number of shares out-
   standing during the period .................               8,054,905 Shs     8,133,552 Shs

   Net earnings per common share ..............            $       0.23      $       0.24
                                                           ============      ============

   Cash dividends declared per common
     share ....................................            $       0.11      $       0.09
                                                           ============      ============


 The results of the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the full year ending December 31, 1997.

      See accompanying notes to summarized interim financial statements.

                       SUPERIOR SURGICAL MFG. CO., INC.
                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                             March 31,
                                                               1997           December 31,
                                                            (Unaudited)           1996
                                                            -----------       ------------
                                                                                  (1)
CURRENT ASSETS:
   Cash and certificates of deposit ...........            $  3,694,650      $  4,718,632
   Accounts receivable and other current assets              25,171,839        24,550,365
   Inventories* ...............................              46,776,554        44,112,968
                                                           ------------      ------------

          TOTAL CURRENT ASSETS ................            $ 75,643,043      $ 73,381,965

 PROPERTY, PLANT AND EQUIPMENT ................              28,302,184        28,995,394
 EXCESS OF COST OVER FAIR VALUE OF
    ASSETS ACQUIRED ...........................                 817,113           818,276
 OTHER ASSETS .................................               2,554,566         2,463,459
                                                           ------------      ------------
                                                           $107,316,906      $105,659,094
                                                           ============      ============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................            $  7,510,070      $  6,417,139
   Other current liabilities ..................               4,340,967         4,455,531
   Current portion of long-term debt ..........               2,266,667         2,266,667
                                                           ------------      ------------

          TOTAL CURRENT LIABILITIES ...........            $ 14,117,704      $ 13,139,337

 LONG-TERM DEBT ...............................              15,316,666        15,733,333
 DEFERRED INCOME TAXES ........................               2,720,000         2,630,000
 SHAREHOLDERS' EQUITY .........................              75,162,536        74,156,424
                                                           ------------      ------------
                                                           $107,316,906      $105,659,094
                                                           ============      ============

*    Inventories consist of the following:

                                                             March 31,
                                                               1997          December 31,
                                                            (Unaudited)          1996
                                                           ------------      ------------
         Finished goods .......................            $ 28,056,504      $ 27,926,040
         Work in process ......................               3,440,119         3,577,252
         Raw materials ........................              15,279,931        12,609,676
                                                           ------------      ------------
                                                           $ 46,776,554      $ 44,112,968
                                                           ============      ============

(1) The balance sheet as of December 31, 1996 has been taken from the audited financial statement as of that date and has been condensed.

See accompanying notes to summarized interim financial statements.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS


                                                        Three Months Ended March 31,
                                                        ---------------------------
                                                            1997           1996
                                                        ------------    -----------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings ....................................   $ 1,825,056    $ 1,916,317
     Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Depreciation and amortization ................     1,090,109      1,037,293
        Deferred income taxes ........................        90,000        185,000
        Changes in assets and liabilities:
          Accounts receivable and other current
            assets ...................................      (621,474)       304,217
          Inventories ................................    (2,663,586)    (1,094,735)
          Accounts payable ...........................     1,092,931      2,161,424
          Other current liabilities ..................      (114,564)     1,502,465
                                                         -----------    -----------

     Net cash flows provided from operating
      activities .....................................   $   698,472    $ 6,011,981
                                                         -----------    -----------


 CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant, and equipment .....   $  (395,735)   $  (472,922)
     Other assets ....................................       (91,107)      (575,367)
                                                         -----------    -----------

     Net cash (used) in investing activities .........   $  (486,842)   $(1,048,289)
                                                         -----------    -----------


 CASH FLOWS FROM FINANCING ACTIVITIES
     Declaration of cash dividends ...................   $  (885,957)   $  (732,020)
     Reduction in Long-Term Debt .....................      (416,667)           -0-
     Proceeds received on exercised stock options ....        67,012            -0-
                                                         -----------    -----------

     Net cash (used) provided in financing activities    $(1,235,612)   $  (732,020)
                                                         -----------    -----------

     Net (decrease) increase in cash and
        certificates of deposit ......................   $(1,023,982)   $ 4,231,672

 Cash and certificates of deposit balance,
   beginning of year .................................     4,718,632      5,421,553
                                                         -----------    -----------

 Cash and certificates of deposit balance,
   end of period .....................................   $ 3,694,650    $ 9,653,225
                                                         ===========    ===========

See accompanying notes to summarized interim financial statements.

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

         e)   Use of Estimates

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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1996, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1996, heretofore filed with registrant's Form 10-K.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]


Board of Directors
Superior Surgical Mfg. Co., Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of March 31, 1997, the condensed summaries of operations and cash flows for the three-months ended March 31, 1997 and 1996. This condensed financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Superior Surgical Mfg. Co., Inc. as of December 31, 1996, and the related statements of earnings, shareholders' equity, and cash flows for the year ended (not presented herein); and in our report dated February 20, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Deloitte & Touche LLP

April 25, 1997

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

While the registrant's sales of employee identification and career apparel increased, net sales have declined due to weaknesses in healthcare markets.

Cost of goods sold approximated 66.7% for the three months ended March 31, 1997 and 1996.

Selling and administrative expenses, as a percentage of sales, were approximately 23.7% for the first three months of 1997 and 1996.

Interest expense of $304,598 for the three month period ended March 31, 1997 increased 4% from $293,545 for the similar period ended March 31, 1996 due to lesser cash balances invested in certificates of deposit in 1997. .

Net earnings decreased 5% to $1,825,056 for the three months ended March 31, 1997 as compared to net earnings of $1,916,317 for the same period ended March 31, 1996 as a result of decreased sales in healthcare markets.

Accounts receivable and other current assets increased 3% from $24,550,365 on December 31, 1996 to $25,171,839 as of March 31, 1997.

Inventories as of March 31, 1997 increased 6% to $46,776,554 from $44,112,968 on December 31, 1996 mainly to support expected customer demand.

Accounts payable increased 17% from $6,417,139 on December 31, 1996 to $7,510,070 on March 31, 1997 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $2,266,667 is unchanged, and its long-term debt of $17,583,333 reflects first quarter principal reduction payments for March 31, 1997, as compared to December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and certificates of deposit decreased by $1,023,982 from $4,718,632 on December 31, 1996 to $3,694,650 as of March 31, 1997. The change is a result of acquiring inventories and principal reductions of long-term debt. Additionally, as of March 31, 1997, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

      None.

ITEM 5.      Other Information

      Inapplicable.

ITEM 6.      Exhibits and Reports on Form 8-K

      a)     Exhibits

              15         Letter re: unaudited interim financial information.
              27         Financial Data Schedule for the quarter ended March
                         31, 1997 (for SEC use only).

      b)     Reports on Form 8-K

             None.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April 28, 1997           SUPERIOR SURGICAL MFG. CO., INC.

                                 By  /s/ Gerald M. Benstock
                                     ----------------------
                                     Gerald M. Benstock
                                     Chairman and Chief Executive Officer


                                 By  /s/ John W. Johansen
                                     --------------------
                                     John W. Johansen
                                     Chief Financial Officer and Principal
                                     Accounting Officer, Sr. Vice President
                                     and Treasurer