Form 10-Q
period 1997-06-30
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1997-07-28
CIK 95574

                                   FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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

          As of the date of this report, the registrant had 7,975,752 common shares outstanding.

PART I - FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1997            1996
                                                    ----------     ------------
                                                            (Unaudited)
  Net sales...................................      $37,518,173     $34,896,958
                                                    -----------     -----------
  Costs and expenses:
    Cost of goods sold........................      $24,956,939     $23,260,874
    Selling and administrative expenses.......        8,543,667       7,876,081
    Interest expense..........................          298,965         340,147
                                                    -----------     -----------
                                                    $33,799,571     $31,477,102
                                                    -----------     -----------

  Earnings before taxes on income.............      $ 3,718,602     $ 3,419,856
  Taxes on income.............................        1,395,000       1,300,000
                                                    -----------     -----------

  Net earnings................................      $ 2,323,602     $ 2,119,856
                                                    ===========     ===========
  Weighted average number of shares out-
    standing during the period................        7,992,148 Shs.  8,133,552 Shs.

    Net earnings per common share.............      $      0.29     $      0.26
                                                    ===========     ===========
    Cash dividends declared per common
      share...................................      $      0.11     $      0.09
                                                    ===========     ===========

                                                      Six Months Ended June 30,
                                                    ---------------------------
                                                      1997             1996
                                                    -----------     -----------
                                                            (Unaudited)
  Net sales...................................      $71,031,804     $69,569,150
                                                    -----------     -----------
  Costs and expenses:
    Cost of goods sold........................      $47,200,634     $46,452,050
    Selling and administrative expenses.......       16,588,949      15,972,235
    Interest expense..........................          603,563         633,692
                                                    -----------     -----------
                                                    $64,393,146     $63,057,977
                                                    -----------     -----------

  Earnings before taxes on income.............      $ 6,638,658     $ 6,511,173
  Taxes on income.............................        2,490,000       2,475,000
                                                    -----------     -----------
  Net earnings................................      $ 4,148,658     $ 4,036,173
                                                    ===========     ===========
  Weighted average number of shares out-
    standing during the period................        8,023,353 Shs.  8,133,552 Shs.

    Net earnings per common share.............      $      0.52     $      0.50
                                                    ===========     ===========
    Cash dividends declared per common
      share...................................      $      0.22     $      0.18
                                                    ===========     ===========

         The results of the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the full year ending December 31, 1997.

                        SUPERIOR SURGICAL MFG. CO., INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                   June 30,
                                                                     1997          December 31,
                                                                  (Unaudited)         1996
                                                                  -----------      ------------
                                                                                       (1)
   CURRENT ASSETS:
     Cash and certificates of deposit........................    $  4,953,513     $  4,718,632
     Accounts receivable and other current assets............      26,775,251       24,550,365
     Inventories*............................................      43,970,405       44,112,968
                                                                 ------------     ------------
            TOTAL CURRENT ASSETS.............................    $ 75,699,169     $ 73,381,965

   PROPERTY, PLANT AND EQUIPMENT...........................        27,560,542       28,995,394
   EXCESS OF COST OVER FAIR VALUE OF
      ASSETS ACQUIRED........................................         815,951          818,276
   OTHER ASSETS..............................................       2,649,820        2,463,459
                                                                 ------------     ------------
                                                                 $106,725,482     $105,659,094
                                                                 ============     ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
     Accounts payable........................................    $  7,087,937     $  6,417,139
     Other current liabilities...............................       4,305,073        4,455,531
     Current portion of long-term debt.......................       2,266,667        2,266,667
                                                                 ------------     ------------
            TOTAL CURRENT LIABILITIES........................    $ 13,659,677     $ 13,139,337

   LONG-TERM DEBT............................................      14,600,000       15,733,333
   DEFERRED INCOME TAXES.....................................       2,870,000        2,630,000
   SHAREHOLDERS' EQUITY......................................      75,595,805       74,156,424
                                                                 ------------     ------------
                                                                 $106,725,482     $105,659,094
                                                                 ============     ============

   *    Inventories consist of the following:

                                                    June 30,
                                                      1997          December 31,
                                                   (Unaudited)          1996
                                                 ---------------  ---------------
   Finished goods............................... $    26,428,183  $    27,926,040
   Work in process..............................       3,554,167        3,577,252
   Raw materials................................      13,988,055       12,609,676
                                                 ---------------  ---------------
                                                 $    43,970,405  $    44,112,968
                                                 ===============  ===============

   (1) The balance sheet as of December 31, 1996 has been taken from the audited financial statement as of that date and has been condensed.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS



                                                                            Six Months Ended June 30,
                                                                          -----------------------------
                                                                             1997               1996
                                                                          ---------            --------
                                                                                   (Unaudited)
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net earnings...............................................      $  4,148,658      $  4,036,173
         Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Depreciation and amortization...........................         2,176,500         2,088,343
            Deferred income taxes...................................           240,000           550,000
            Changes in assets and liabilities:
              Accounts receivable and other current
                assets..............................................        (2,224,886)          327,031
              Inventories...........................................           142,563        (1,382,142)
              Accounts payable .....................................           670,798           923,825
              Other current liabilities.............................          (150,458)          273,812
                                                                          ------------      ------------
         Net cash flows provided from operating
          activities................................................      $  5,003,175      $  6,817,042
                                                                          ------------      ------------

     CASH FLOWS FROM INVESTING ACTIVITIES
         Net additions to property, plant and equipment.............      $   (739,323)     $ (1,553,916)
         Other assets...............................................          (186,361)         (642,628)
                                                                          ------------      ------------
         Net cash (used) in investing activities....................      $   (925,684)     $ (2,196,544)
                                                                          ------------      ------------

     CASH FLOWS FROM FINANCING ACTIVITIES
         Reduction in long-term debt................................      $ (1,133,333)     $   (300,000)
         Declaration of cash dividends..............................        (1,763,290)       (1,464,039)
         Proceeds received on exercised stock options...............           235,013             -
         Common stock reacquired and retired........................        (1,181,000)            -
                                                                          ------------      ------------
         Net cash (used) in financing activities....................      $ (3,842,610)     $ (1,764,039)
                                                                          ------------      ------------
         Net increase (decrease) in cash and
            certificates of deposit.................................      $    234,881      $  2,856,459

     Cash and certificates of deposit balance,
       beginning of year............................................         4,718,632         5,421,553
                                                                          ------------      ------------
     Cash and certificates of deposit balance,
       end of period................................................      $  4,953,513      $  8,278,012
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

DELOITTE &
 TOUCHE  [LOGO & LETTERHEAD]


Board of Directors
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of June 30, 1997, the condensed summaries of operations for the six-months and three-months ended June 30, 1997 and 1996 and the condensed summaries of cash flows for the six-months ended June 30, 1997 and 1996. This condensed financial information is the responsibility of the Company's management.

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

July 25, 1997

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant decreased by approximately 3% in the first quarter of 1997 compared to the first quarter of 1996 due to weakness in healthcare markets. For the second quarter of 1997 compared to the second quarter of 1996, sales increased by approximately 8% due to continued momentum in the economic activities in the marketplaces served by the registrant. Accordingly, for the six months ended June 30, 1997, sales were approximately 2% more than the six months ended June 30, 1996.

Cost of goods sold approximated 66-2/3% for the six months ended June 30, 1997 and 1996.

Selling and administrative expenses, as a percentage of sales, were approximately 23% for the first six months of 1997 and 1996.

Interest expense of $603,563 for the six month period ended June 30, 1997 decreased 5% from $633,692 for the similar period ended June 30, 1996 due to repayment of debt and greater cash balances invested in certificates of deposit.

Net earnings increased 10% to $2,323,602 for the three months ended June 30, 1997 as compared to net earnings of $2,119,856 for the same period ended June 30, 1996 as a result of increased sales.

Accounts receivable and other current assets increased 9% from $24,550,365 on December 31, 1996 to $26,775,251 as of June 30, 1997.

Inventories as of June 30, 1997 decreased less than 1% to $43,970,405 from $44,112,968 on December 31, 1996.

Accounts payable increased 11% from $6,417,139 on December 31, 1996 to $7,087,937 on June 30, 1997 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $2,266,667 and long-term debt of $14,600,000 for June 30, 1997 is $1,133,333 less than it was at December 31, 1996, due to scheduled repayments of debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash and certificates of deposit increased by $234,881 from $4,718,632 on December 31, 1996 to $4,953,513 as of June 30, 1997. The change is primarily a result of normal operations. Additionally, as of June 30, 1997, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

          None.

ITEM 3.  Defaults Upon Senior Securities

          Inapplicable.

ITEM 4.  Submission of matters to a vote of security-holders


     The Annual Meeting of Shareholders was held on May 2, 1997. Of the 8,056,752 shares outstanding and entitled to vote at the meeting, 7,218,337 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

  a) Voted for the nomination of all proposed Directors being, Messrs. G.M. Benstock, A.D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, T. K. Riden and S. Kirschner. The votes on all directors nominated were as follows:


          NOMINEE                       VOTES FOR:         VOTES WITHHELD:
          -------                       ----------         ---------------
          Gerald M. Benstock            7,185,289               33,048

          Saul Schechter                7,186,089               32,248

          Alan D. Schwartz              7,185,689               32,648

          Michael Benstock              7,185,689               32,648

          Peter Benstock                7,185,797               32,540

          Manuel Gaetan                 7,160,597               57,740

          Thomas K. Riden               7,161,597               56,740

          Sidney Kirschner              7,160,597               57,740

  b) Approved the 1997 Non-Employee Director Nonstatutory Stock Option Plan with 6,492,926 votes for the motion, 693,906 votes against, and 31,505 votes abstaining.


  c) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 1997 with 7,193,659 votes for the motion, 12,991 votes against and 11,687 votes abstaining.


ITEM 5.  Other Information

  Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K


  a) Exhibits

     15 Letter re: Unaudited Interim Financial Information.
     27 Financial Data Schedule for Quarter and Six Months ended June 30, 1997.
        (For SEC use only.)

  b) Reports on Form 8-K

     None.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 28, 1997       SUPERIOR SURGICAL MFG. CO., INC.

                           By /s/ Gerald M. Benstock
                             -------------------------------------------------
                              Gerald M. Benstock
                              Chairman and Chief Executive Officer

                           By /s/ Stephen D. Purifoy
                             -------------------------------------------------
                              Stephen D. Purifoy
                              Chief Financial Officer and Principal
                              Accounting Officer, Vice President and Treasurer