Form 10-Q
period 1997-09-30
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1997-10-30
CIK 95574

                                  FORM lO-Q
                                  ---------

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         As of the date of this report, the registrant had 7,977,652 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements


                        SUPERIOR SURGICAL MFG. CO., INC.
                        CONDENSED SUMMARY OF OPERATIONS


                                                  Three Months Ended September 30,
                                                  --------------------------------
                                                      1997                1996
                                                  ------------        ------------
                                                             (Unaudited)
Net sales .....................................   $ 37,117,239        $ 35,433,226
                                                  ------------        ------------

Costs and expenses:
  Cost of goods sold ..........................   $ 24,630,986        $ 23,261,706
  Selling and administrative expenses .........      8,304,976           8,161,832
  Interest expense ............................        249,084             339,971
                                                  ------------        ------------
                                                  $ 33,185,046        $ 31,763,509
                                                  ------------        ------------

Earnings before taxes on income ...............   $  3,932,193        $  3,669,717
Taxes on income ...............................      1,474,000           1,390,000
                                                  ------------        ------------

Net earnings ..................................   $  2,458,193        $  2,279,717
                                                  ============        ============

Weighted average number of shares out-
  standing during the period ..................      7,975,914 Shs.      8,133,552 Shs.

  Net earnings per common share ...............   $       0.31        $       0.28
                                                  ============        ============

  Cash dividends declared per common share ....   $       0.11        $       0.09
                                                  ============        ============

---------------------------------------------------------------------------------------

                                                   Nine Months Ended September 30,
                                                  --------------------------------
                                                      1997                1996
                                                  ------------        ------------
                                                             (Unaudited)
Net sales .....................................   $108,149,043        $105,002,376
                                                  ------------        ------------

Costs and expenses:
  Cost of goods sold ..........................   $ 71,831,620        $ 69,713,756
  Selling and administrative expenses .........     24,893,925          24,134,067
  Interest expense ............................        852,647             973,663
                                                  ------------        ------------
                                                  $ 97,578,192        $ 94,821,486
                                                  ------------        ------------

Earnings before taxes on income ...............   $ 10,570,851        $ 10,180,890
Taxes on income ...............................      3,964,000           3,865,000
                                                  ------------        ------------

Net earnings ..................................   $  6,606,851        $  6,315,890
                                                  ============        ============

Weighted average number of shares out-
  standing during the period ..................      8,007,366 Shs.      8,133,552 Shs.

  Net earnings per common share ...............   $       0.83        $       0.78
                                                  ============        ============

  Cash dividends declared per common share ....   $       0.33        $       0.27
                                                  ============        ============

The results of the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the full year ending December 31, 1997.

                        SUPERIOR SURGICAL MFG. CO., INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                           September 30,
                                                               1997       December 31,
                                                            (Unaudited)       1996
                                                           -------------  ------------
                                                                                 (1)
CURRENT ASSETS:
  Cash and certificates of deposit .....................   $  9,432,898   $  4,718,632
  Accounts receivable and other current assets .........     27,610,158     24,550,365
  Inventories* .........................................     42,915,529     44,112,968
                                                           ------------   ------------

         TOTAL CURRENT ASSETS ..........................   $ 79,958,585   $ 73,381,965

PROPERTY, PLANT AND EQUIPMENT ..........................     26,704,599     28,995,394
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED .....................................        814,788        818,276
OTHER ASSETS ...........................................      2,798,109      2,463,459
                                                           ------------   ------------
                                                           $110,276,081   $105,659,094
                                                           ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable .....................................   $  8,201,275   $  6,417,139
  Other current liabilities ............................      5,601,027      4,455,531
  Current portion of long-term debt ....................      2,266,667      2,266,667
                                                           ------------   ------------

         TOTAL CURRENT LIABILITIES .....................   $ 16,068,969   $ 13,139,337

LONG-TERM DEBT .........................................     14,183,333     15,733,333
DEFERRED INCOME TAXES ..................................      2,870,000      2,630,000
SHAREHOLDERS' EQUITY ...................................     77,153,779     74,156,424
                                                           ------------   ------------
                                                           $110,276,081   $105,659,094
                                                           ============   ============

* Inventories consist of the following:


                                                           September 30,
                                                               1997       December 31,
                                                            (Unaudited)       1996
                                                           -------------  ------------
             Finished goods ............................   $ 25,429,622   $ 27,926,040
             Work in process ...........................      4,474,765      3,577,252
             Raw materials .............................     13,011,142     12,609,676
                                                           ------------   ------------
                                                           $ 42,915,529   $ 44,112,968
                                                           ============   ============


(1) The balance sheet as of December 31, 1996 has been taken from the audited financial statement as of that date and has been condensed.

                        SUPERIOR SURGICAL MFG. CO., INC.
                             SUMMARY OF CASH FLOWS


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     1997              1996
                                                                --------------    -------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ..............................................   $  6,606,851    $ 6,315,890
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization ..........................      3,277,622      3,170,941
       Deferred income taxes ..................................        240,000        915,000
       Changes in assets and liabilities:
         Accounts receivable and other current assets .........     (3,059,793)     1,258,366
         Inventories ..........................................      1,197,439     (4,526,467)
         Accounts payable .....................................      1,784,136      2,010,874
         Other current liabilities ............................      1,145,496      2,251,114
          Liability for dispute settlement ....................             --     (6,500,000)
                                                                  ------------    -----------

    Net cash flows provided from operating activities .........   $ 11,191,751    $ 4,895,718
                                                                  ------------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment ...............   $   (983,339)   $(2,123,090)
    Other assets ..............................................       (334,650)      (619,364)
                                                                  ------------    -----------

    Net cash (used) in investing activities ...................   $ (1,317,989)   $(2,742,454)
                                                                  ------------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Reduction in long-term debt ...............................   $ (1,550,000)   $  (300,000)
    Declaration of cash dividends .............................     (2,640,403)    (2,196,059)
    Proceeds received on exercised stock options ..............        329,407             --
    Common stock reacquired and retired .......................     (1,298,500)            --
                                                                  ------------    -----------

    Net cash (used) in financing activities ...................   $ (5,159,496)   $(2,496,059)
                                                                  ------------    -----------

      Net increase (decrease) in cash and
       certificates of deposit ................................   $  4,714,266    $  (342,795)

Cash and certificates of deposit balance,
  beginning of year ...........................................      4,718,632      5,421,553
                                                                  ------------    -----------

Cash and certificates of deposit balance,
  end of period ...............................................   $  9,432,898    $ 5,078,758
                                                                  ============    ===========

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

The financial statements included in this form has been reviewed by Deloitte & Touche LLP, independent certified public accountants; such review was made in accordance with established professional standards and procedures for such a review.

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

                       [DELOITTE & TOUCHE LLP LETTERHEAD]


Board of Directors
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of September 30, 1997, the condensed summaries of operations for the nine-months and three-months ended September 30, 1997 and 1996 and the condensed summaries of cash flows for the nine-months ended September 30, 1997 and 1996. This condensed financial information is the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 24, 1997

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant decreased by approximately 3% in the first quarter of 1997 compared to the first quarter of 1996 due to weakness in healthcare markets. For the second and third quarters of 1997 compared to 1996, sales increased by approximately 8% and 5% respectively due to continued momentum in the economic activities in the marketplaces served by the registrant. Accordingly, for the nine months ended September 30, 1997 sales were approximately 3% more than the nine months ended September 30, 1996.

Cost of goods sold approximated 66-1/3% for the nine months ended September 30, 1997 and 1996.

Selling and administrative expenses, as a percentage of sales, were approximately 23% for the first nine months of 1997 and 1996.

Interest expense of $852,647 for the nine month period ended September 30, 1997 decreased 12% from $973,663 for the similar period ended September 30, 1996 due to repayment of debt and greater cash balances invested in certificates of deposit.

Net earnings increased 8% to $2,458,193 for the three months ended September 30, 1997 as compared to net earnings of $2,279,717 for the same period ended September 30, 1996 as a result of increased sales.

Accounts receivable and other current assets increased 12.5% from $24,550,365 on December 31, 1996 to $27,610,158 as of September 30, 1997.

Inventories as of September 30, 1997 decreased 2.7% to $42,915,529 from $44,112,968 on December 31, 1996 due mainly to higher turnover in finished goods to support increasing sales.

Accounts payable increased 28% from $6,417,139 on December 31, 1996 to $8,201,275 on September 30, 1997 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $2,266,667 and long-term debt of $ 14,183,333 for September 30, 1997 is $ 1,550,000 less than it was at December 31, 1996, due to scheduled repayments of debt.


LIQUIDITY AND CAPITAL RESOURCES

Cash and certificates of deposit increased by $4,714,266 from $4,718,632 on December 31, 1996 to $9,432,898 as of September 30, 1997. The change is primarily a result of normal operations. Additionally, as of September 30, 1997, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

Date: October 30, 1997             SUPERIOR SURGICAL MFG. CO., INC.


                                   By  /s/ Gerald M. Benstock
                                      ------------------------------------
                                      Gerald M. Benstock
                                      Chairman and Chief Executive Officer

                                   By  /s/ Stephen D. Purifoy
                                      ------------------------------------
                                      Stephen D. Purifoy
                                      Chief Financial Officer and Principal
                                      Accounting Officer, Vice President
                                      and Treasurer