Form 10-K
period 1997-12-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1998-03-27
CIK 95574

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

         As of March 20, 1998, 7,852,052 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $88 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).

Documents Incorporated by Reference:

         Registrant's Proxy Statement to be filed on or before March 30, 1998, for its Annual Meeting of Shareholders to be held May 8, 1998, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

\


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

                  Registrant has a substantial number of customers, the largest of which accounted for no more than 4% of registrant's 1997 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of February 28, 1998, the backlog of all orders was approximately $8,500,000, compared to approximately $7,400,000 a year earlier.

                  Registrant markets itself to its customers as a "stock house". Therefore, registrant at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Registrant's principal raw materials are textile products, generally available from a number of sources.

                  While registrant owns and uses several trademarks, its mark "Fashion Seal Uniforms" (presently registered to August 7, 2007, subject to renewal) is important since more than 50% of registrant's products are sold under that name. In view of the nature of registrant's business, compliance with Federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon its operations or earnings. Substantially all of registrant's business is non-seasonal in nature. The registrant has approximately 1,700 employees.

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

         (c)      Leesburg, Georgia - Plant of approximately 85,000 square feet, owned by Registrant; used for manufacturing, warehousing and shipping until the fourth quarter of 1997, when operations were terminated. Scheduled to be sold.

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

         (f)      Miami, Florida - Plant of approximately 9,000 square feet, leased from private owners under a lease expiring in 2002; used for regional sales office, warehousing, shipping, and small retail operation.

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

         (i)      Miscellaneous -
                           New Orleans, Louisiana, sales office - leased; Burbank, California, sales office leased; Las Vegas, Nevada, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - owned; Tallulah, Louisiana, used for manufacturing - lease terminated in 1997; Pine Bluff, Arkansas, used for manufacturing first part of 1997 - scheduled to be sold.

Item 3.           Legal Proceedings

                           None.

Item 4.           Submission of Matters to a Vote of Security Holders

                           None

                                     PART II

Item 5. Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters.

                  (a) The principal market on which registrant's common shares are traded is the American Stock Exchange; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

                           The table below presents, for registrant's common shares, dividend information and high and low sales prices as reported in the consolidated transaction reporting system of the American Stock Exchange.

                                                                  QUARTER ENDED
                       -------------------------------------------------------------------------------------------------
                                             1997                                                   1996
                       ------------------------------------------------      -------------------------------------------
                       Mar. 31       June 30      Sept. 30      Dec. 31      Mar. 31     June 30    Sept. 30     Dec. 31
                       -------       -------      --------      -------      -------     -------    --------     -------
Common Shares:
  High                 $14-3/8       $13          $16-3/4       $ 16         $ 10-1/2    $12-1/8    $12-1/8      $13-1/2

  Low                  $12-7/8       $11          $11-3/8       $ 13-1/2     $  8-7/8    $10-1/4    $10          $11-7/8

Dividends (total
  for 1997-$.455;
  1996-$.38)           $.11          $.11         $.11          $.12-1/2     $.09        $.09       $.09         $.11



         Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $16,320,000 were available at December 31, 1997 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

         On March 20, 1998, registrant had 453 shareholders of record and the closing price for registrant's common shares on the American Stock Exchange was $17.25 per share.


                  (b)      Not applicable

Item 6.  SELECTED FINANCIAL DATA

Years Ended December 31,                 1997            1996           1995           1994          1993
                                      ------------   ------------   ------------   ------------   ------------
Net sales .........................   $144,607,048   $141,420,626   $135,197,798   $135,067,397   $130,126,690
                                      ------------   ------------   ------------   ------------   ------------
Costs and expenses:
  Cost of goods sold ..............   $ 96,213,237   $ 93,897,373   $ 91,169,728   $ 89,308,729   $ 87,280,624
  Selling and administrative
    expenses ......................     32,903,249     32,333,924     30,162,203     28,537,946     27,835,521
  Provision for dispute
    settlement ....................             --             --      4,250,000             --      2,250,000
  Interest expense - net ..........      1,100,553      1,295,233        968,830        959,715        641,669
                                      ------------   ------------   ------------   ------------   ------------
                                      $130,217,039   $127,526,530   $126,550,761   $118,806,390   $118,007,814
                                      ------------   ------------   ------------   ------------   ------------
Earnings before taxes on
  income ..........................   $ 14,390,009   $ 13,894,096   $  8,647,037   $ 16,261,007   $ 12,118,876
Taxes on income ...................      5,220,000      5,200,000      4,885,000      6,180,000      4,415,000
                                      ------------   ------------   ------------   ------------   ------------
Net earnings ......................   $  9,170,009   $  8,694,096   $  3,762,037   $ 10,081,007   $  7,703,876
                                      ============   ============   ============   ============   ============
Basic earnings per common
  share ...........................   $       1.15   $       1.07   $        .45   $       1.17   $        .89
                                      ============   ============   ============   ============   ============
Diluted earnings per common
  share ...........................   $       1.14   $       1.07   $        .45   $       1.17   $        .89
                                      ============   ============   ============   ============   ============

Cash dividends per common
  share ...........................   $       .455   $        .38   $        .36   $        .32   $        .28
                                      ============   ============   ============   ============   ============
At year end:
  Total assets ....................   $108,354,855   $105,659,094   $106,133,637   $104,864,385   $ 87,168,003
                                      ------------   ------------   ------------   ------------   ------------
  Long-term debt ..................   $ 13,466,666   $ 15,733,333   $ 18,000,000   $ 18,600,000   $  4,200,000
                                      ------------   ------------   ------------   ------------   ------------
  Working capital .................   $ 63,764,610   $ 60,242,628   $ 55,081,842   $ 64,295,804   $ 53,096,945
                                      ------------   ------------   ------------   ------------   ------------
  Shareholders Equity .............   $ 78,117,115   $ 74,156,424   $ 69,517,878   $ 70,937,920   $ 68,568,495
                                      ------------   ------------   ------------   ------------   ------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS: Net sales in 1995 were essentially the same as those in 1994 which the Company believes was primarily due to general business conditions in the market in which the Company sold. In 1996 and 1997, net sales increased 5% and 2%, respectively, due to the continuation of new uniform programs (the Company manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets).

As a percent of sales, cost of goods sold were 66.5% in 1997, 66.4% in 1996 and 67.4% in 1995. The increase in 1995 was due principally to increased costs and the inability to raise sales prices sufficiently to cover increased costs. The decrease in 1996 was primarily the result of increased manufacturing efficiencies which continued into 1997.

Selling and administrative expenses increased by 2% in 1997, 7% in 1996 and by 6% in 1995. The increases were attributable to increases in costs. As a percentage of sales, selling and administrative expenses have not changed significantly over the past several years and no material change is expected in 1998.

The provision for dispute settlement in the amount of $4,250,000 in 1995 represents the final sum of the payment to be made under agreements with the Department of Justice and the United States

Attorney's Office in Tampa, Florida to resolve the previously announced dispute with the federal government arising out of certain contractual relations. (See
Note 9 of Notes to Financial Statements.)

Interest expense as a percentage of sales was 0.8% in 1997; in 1996 and 1995 it was 0.9% and 0.7%, respectively. The increase in 1996 as a percentage of sales was principally due to lesser interest income generated on certificates of deposit. The decrease in 1997 was due to reduced long term debt.

The effective income tax rate in 1997 was 36.3%; in 1996, it was 37.4% and in 1995, it was 56.5%. Included in the 1995 calculations is the non-deductible portion of the dispute charge. The effective tax rate for 1995 without this charge would have been 37.9%.

In 1997, the Company showed net income (after taxes) of 6.3% of sales with a return of 12.0% on average equity; for 1996, net income was 6.2% of sales with a return of 12.1% on average equity, while in 1995, the corresponding figures were 2.8% and 5.4%.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 1997 was $63,764,610 and the working capital ratio 5.4:1; for 1996, it was $60,242,628 and the ratio 5.6:1; while for 1995, the figures were $55,081,842 and 4.2:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate.

In 1997, the Company's percentage of long term debt to long-term debt and equity was 14.7%; in 1996, it was 17.5%; and in 1995, it was 20.6%

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,240,000, $2,625,000, and $9,750,000 in the years 1997, 1996 and 1995, respectively.
Capital expenditures for 1998 are expected to be approximately $13,000,000 due primarily to the acquisition and implementation of new computer hardware and software and secondary to other asset acquisitions. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

In 1995, the Company's cash and cash equivalents balance decreased by approximately $5,800,000, principally due to capital expenditures, expenditures in financing activities (dividends and repurchase of 230,000 shares of its common stock) offset by cash flows from operating activities. In 1996, the accumulation of cash balances which would normally be placed in cash equivalents were depleted significantly by the one-time payment of $6,500,000 to settle the government dispute as discussed earlier. In addition, the repurchase of 80,000 common shares of the Company's stock had the effect of decreasing cash balances by approximately $965,000.

In 1997, cash and cash equivalents increased by approximately $4,200,000 due primarily to scheduled reductions in long-term debt of approximately $2,300,000, the repurchase of 151,900 common shares of the Company's stock for a net impact of approximately $1,960,000, and the offset of cash flows from operating activities.

As of December 31, 1997, under its existing revolving credit agreement, the Company had $10,000,000 available to it. In addition, under the most restrictive terms of its agreements with its lenders, the Company could avail itself of $6,000,000 in short-term credit (see Note 4 of Notes to Financial Statements). The revolving credit agreement and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1) and payment of dividends. On December 31, 1997, under the most restrictive terms of the debt agreements, retained earnings of approximately $16,320,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. With funds from such credit facility, anticipated cash flows generated from operations and other available credit sources readily available, the Company believes for the foreseeable future that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion.

In June 1997, the Financial Accounting Standards Board issued Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income," and Accounting Standard No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information." The Company is presently in the process of evaluating the effect of these new standards on the presentation and disclosures in the Company's financial statements and the required information, if any, will be reflected within the 1998 financial statements.

Management reviews on a continuing basis the anticipated cost, problems and uncertainties associated with the year 2000 issue. Management believes the software and related computer technologies essential to its operations will not be affected by the year 2000 issue in any material way.

Statements contained in this Annual Report which are not historical factors may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to risks and uncertainties which could cause actual results to differ from those projected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPERIOR SURGICAL MFG. CO., INC.

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 1997, 1996 and 1995

                                                      1997             1996              1995
                                                  ------------     ------------     ------------

Net sales ...................................     $144,607,048     $141,420,626     $135,197,798

Costs and expenses:
  Cost of goods sold ........................       96,213,237       93,897,373       91,169,728
  Selling and administrative expenses .......       32,903,249       32,333,924       30,162,203
  Provision for dispute settlement ..........               --               --        4,250,000
  Interest expense - net ....................        1,100,553        1,295,233          968,830
                                                  ------------     ------------     ------------
                                                   130,217,039      127,526,530      126,550,761
                                                  ------------     ------------     ------------

Earnings before taxes on income .............       14,390,009       13,894,096        8,647,037
Taxes on income .............................        5,220,000        5,200,000        4,885,000
                                                  ------------     ------------     ------------
Net earnings ................................     $  9,170,009     $  8,694,096     $  3,762,037
                                                  ============     ============     ============
Basic earnings per common share .............     $       1.15     $       1.07     $       0.45
                                                  ============     ============     ============
Diluted earnings per common share ...........     $       1.14     $       1.07     $       0.45
                                                  ============     ============     ============
Dividends per common share ..................     $       0.45     $       0.38     $       0.36
                                                  ============     ============     ============



CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
EQUITY

Years Ended December 31, 1997, 1996 and 1995

                                                                           Additional                            Total
                                                         Common             Paid-In          Retained        Shareholders'
                                                         Shares             Capital          Earnings            Equity
                                                       ------------      ------------      ------------      ------------
Balance, January 1, 1995 .........................     $  8,363,552      $  1,801,671      $ 60,772,697      $ 70,937,920
  Net earnings ...................................                                            3,762,037         3,762,037
  Purchase and retirement of common shares .......         (230,000)          (49,541)       (1,912,359)       (2,191,900)
  Cash dividends declared ($.36 per share) .......                                           (2,990,179)       (2,990,179)
                                                       ------------      ------------      ------------      ------------
Balance, December 31, 1995 .......................        8,133,552         1,752,130        59,632,196        69,517,878
  Net earnings ...................................                                            8,694,096         8,694,096
  Purchase and retirement of common shares .......          (80,000)          (17,234)         (867,566)         (964,800)
  Cash dividends declared ($.38 per share) .......                                           (3,090,750)       (3,090,750)
                                                       ------------      ------------      ------------      ------------
Balance, December 31, 1996 .......................        8,053,552         1,734,896        64,367,976        74,156,424
  Net earnings ...................................                                            9,170,009         9,170,009
  Common shares issued upon exercise of options ..           34,850           339,669                             374,519
  Purchase and retirement of common shares .......         (151,900)          (35,442)       (1,778,886)       (1,966,228)
  Cash dividends declared ($.455 per share) ......                                           (3,617,609)       (3,617,609)
                                                       ------------      ------------      ------------      ------------
Balance, December 31, 1997 .......................     $  7,936,502      $  2,039,123      $ 68,141,490      $ 78,117,115
                                                       ============      ============      ============      ============

See Notes to Consolidated Financial Statements.

SUPERIOR SURGICAL MFG. CO., INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                           1997            1996
                                                       ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents .....................     $  8,889,948     $  4,718,632
   Accounts receivable, less allowance
    for doubtful accounts of $250,000 ............       25,585,915       23,267,237
   Inventories ...................................       42,523,009       44,112,968
   Prepaid expenses and other current assets .....        1,136,812        1,283,128
                                                       ------------     ------------
         TOTAL CURRENT ASSETS ....................       78,135,684       73,381,965
PROPERTY, PLANT AND EQUIPMENT, NET ...............       26,772,477       28,995,394
EXCESS OF COST OVER FAIR VALUE
 OF ASSETS ACQUIRED ..............................          813,626          818,276
OTHER ASSETS .....................................        2,633,068        2,463,459
                                                       ------------     ------------
                                                       $108,354,855     $105,659,094
                                                       ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable ..............................     $  6,806,955     $  6,417,139
   Accrued expenses ..............................        4,380,174        4,108,202
   Taxes on income ...............................          917,278          347,329
Current portion of long-term debt ................        2,266,667        2,266,667
                                                       ------------     ------------
         TOTAL CURRENT LIABILITIES ...............       14,371,074       13,139,337
LONG-TERM DEBT ...................................       13,466,666       15,733,333
DEFERRED INCOME TAXES ............................        2,400,000        2,630,000
SHAREHOLDERS' EQUITY:

   Preferred stock, $1 par value - authorized
     300,000 shares (none issued) ................               --               --
   Common stock, $1 par value - authorized
     50,000,000 shares, issued and
     outstanding -  7,936,502 and 8,053,552,
     respectively ................................        7,936,502        8,053,552
   Additional paid-in capital ....................        2,039,123        1,734,896
   Retained earnings .............................       68,141,490       64,367,976
                                                       ------------     ------------
         TOTAL SHAREHOLDERS' EQUITY ..............       78,117,115       74,156,424
                                                       ------------     ------------
                                                       $108,354,855     $105,659,094
                                                       ============     ============

See Notes to Consolidated Financial Statements.

SUPERIOR SURGICAL MFG. CO., INC.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                         1997              1996               1995
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings .................................................     $  9,170,009      $  8,694,096      $  3,762,037
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation and amortization ...........................        4,427,422         4,354,477         3,748,341
       Deferred income taxes ...................................         (230,000)        1,320,000           395,000
       Changes in assets and liabilities:
         Accounts receivable ...................................       (2,318,678)        1,515,980        (1,426,743)
         Inventories ...........................................        1,589,959        (3,023,020)          (97,985)
         Prepaid expenses and other current assets .............          146,316          (190,245)         (217,751)
         Accounts payable ......................................          389,816          (213,469)         (840,844)
         Accrued expenses ......................................          271,972         1,047,184           (65,795)
         Liability for dispute settlement ......................               --        (6,500,000)        4,250,000
         Taxes on income .......................................          569,949          (166,804)         (449,067)
                                                                     ------------      ------------      ------------
  Net cash flows provided from operating activities ............       14,016,765         6,838,199         9,057,193
                                                                     ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment ...................       (2,241,544)       (2,623,072)       (9,745,755)
  Carrying amount of property, plant and equipment disposals ...           41,689            12,435         1,502,230
  Other assets .................................................         (169,609)         (274,933)         (843,736)
                                                                     ------------      ------------      ------------
  Net cash (used) in investing activities ......................       (2,369,464)       (2,885,570)       (9,087,261)
                                                                     ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Reduction in long-term debt ..................................       (2,266,667)         (600,000)         (600,000)
  Declaration of cash dividends ................................       (3,617,609)       (3,090,750)       (2,990,179)
  Proceeds received on exercise of stock options ...............          374,519                --                --
  Common stock reacquired and retired ..........................       (1,966,228)         (964,800)       (2,191,900)
                                                                     ------------      ------------      ------------
  Net cash (used) provided in financing activities .............       (7,475,985)       (4,655,550)       (5,782,079)
                                                                     ------------      ------------      ------------

  Net (decrease) increase in cash and cash equivalents .........        4,171,316          (702,921)       (5,812,147)
  Cash and cash equivalents balance, beginning of year .........        4,718,632         5,421,553        11,233,700
                                                                     ------------      ------------      ------------
  Cash and cash equivalents balance, end of year ...............     $  8,889,948      $  4,718,632      $  5,421,553
                                                                     ============      ============      ============

See Notes to Consolidated Financial Statements.

SUPERIOR SURGICAL MFG. CO., INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 1997, 1996 and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)  Business description
The Company manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, leisure and public safety markets. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.
b) Principals of Consolidation
The consolidated financial statements of Superior Surgical Mfg. Co., Inc. (the "Company") include the accounts of Superior Uniform Group, Inc., a wholly owned subsidiary of the Company. All intercompany accounts and transactions have been eliminated.
c) Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.
d) Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market.
e) Property, plant and equipment
Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of earnings.
f) Excess of cost over fair value of assets acquired
Excess costs over fair value of assets acquired arising prior to 1972 (approximately $742,000) are being carried until such time as there may be evidence of diminution of value or the term of existence of such value becomes limited. The Company's policy is to amortize excess costs arising subsequent to 1971 between 20 and 40 years.
g) Depreciation and amortization
Plants and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.
h) Employee benefits
Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company has no post-retirement benefit plans other than pensions.
i) Taxes on income
The Company computes taxes currently payable upon determination of taxable income which differs from pre-tax financial statement income. Deferred taxes are provided on this difference, primarily the effect of computing depreciation of plant and equipment by accelerated methods for tax purposes and by the straight-line method for financial reporting purposes.
j) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
--------------------------------------------------------------------------------

NOTE 2 - INVENTORIES:                                   December 31
                                              ---------------------------------
                                                  1997                1996
                                              ------------         ----------
Finished goods..........................      $ 25,835,299         $27,926,040
Work in process.........................         4,627,273           3,577,252
Raw materials...........................        12,060,437          12,609,676
                                              ------------         -----------
                                              $ 42,523,009         $44,112,968
                                              ============         ===========

The opening inventory used in computing cost of goods sold for 1996 was $ 41,089,948. General and administrative costs capitalized to inventories are not material.
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:                     December 31
                                                 -----------------------------
                                                     1997               1996
                                                 ------------       -----------
Land..........................................   $  2,116,331       $ 2,113,030
Buildings, improvements and leaseholds........     10,944,221        10,775,494
Machinery, equipment and fixtures.............     41,094,918        39,596,614
                                                 ------------       -----------
                                                   54,155,470        52,485,138
Accumulated depreciation and amortization.....     27,382,993        23,489,744
                                                 ------------       -----------
                                                 $ 26,772,477       $28,995,394
                                                 ============       ===========

Depreciation and amortization charges were $ 4,422,773, $4,349,827, and $3,743,690 in 1997, 1996 and 1995, respectively.

NOTE 4 - LONG-TERM DEBT:

                                                               December 31,
                                                      ----------------------------
                                                          1997            1996
                                                      ------------     -----------
Note payable-bank, pursuant to revolving
  credit and term loan agreement .................    $        --      $        --
6.65% note payable to MassMutual Life
  Insurance Company, due
  $1,666,667 annually, 1998-2005 .................      13,333,333      15,000,000
9.9% note payable to MassMutual Life
  Insurance Company, due
  $600,000 annually, 1998-2001 ...................       2.400,000       3,000,000
                                                      ------------     -----------
                                                        15,733,333      18,000,000
Less payments due within one year
  included in current liabilities ................       2,266,667       2,266,667
                                                      -----------      -----------
                                                      $ 13,466,666     $15,733,333
                                                      ============     ===========

On January 31, 1996, the Company entered into a 7-year Credit Agreement which made available to the Company up to $10,000,000 for 4 years on a revolving credit basis and thereafter for 3 years as a term loan with installment repayments of principal. Interest is payable at the prime rate of the lender (8-1/2% at December 31, 1997) for funds borrowed in domestic currency and at the lender's Eurodollar rate plus 1/2% for funds borrowed in the Eurodollar market. The Company pays a 1/10% commitment fee per annum on funds not borrowed during the 4 year revolving credit period. The debt due under the credit agreement may be prepaid, in part or in full at any time without penalty; in addition, any amount prepaid during the 4 year revolving credit term may be reborrowed without penalty. The Credit Agreement also permits additional unsecured short-term borrowing from banks up to $6,000,000 without any "clean-up" requirements.

The Credit Agreement and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1), and payment of dividends. At December 31, 1997, under the most restrictive terms of the debt agreements, retained earnings of approximately $16,320,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Principal payments on long-term obligations are $2,266,667 in each of the years 1998 through 2001, and $1,666,667 in 2002 and thereafter.

NOTE 5 - TAXES ON INCOME:

Aggregate income tax provisions (benefits) consist of the following:

                                      1997             1996            1995
                                   -----------      -----------     -----------
Current:
   Federal ...................     $ 4,960,000      $ 3,205,000     $ 3,865,000
   State and local ...........         490,000          675,000         625,000
                                   -----------      -----------     -----------

                                     5,450,000        3,880,000       4,490,000

Deferred .....................        (230,000)       1,320,000         395,000
                                   -----------      -----------     -----------

                                   $ 5,220,000      $ 5,200,000     $ 4,885,000
                                   ===========      ===========     ===========

The difference between the total statutory Federal income tax rate and the actual effective tax rate is accounted for as follows:

                                                  1997       1996     1995
                                                  ----       ----     ----
Statutory Federal income tax rate ...........     34.3%      34.2%    34.0%

State and local income taxes, net
 of Federal income tax benefit ..............      2.2        3.2      3.2
Non deductible dispute settlement costs .....       --         --     18.7
Other items .................................     (0.2)        --      0.6
                                                  ----       ----     ----
Effective tax rate ..........................     36.3%      37.4%    56.5%
                                                  ====       ====     ====

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

Net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                                             1997              1996         1995
                                                        ------------      -----------   -----------

Service cost - benefits earned during the period......  $    683,000      $   702,000   $   651,000
Interest cost on projected benefit obligation.........     1,014,000        1,041,000       960,000
Actual (return) loss on assets........................    (2,607,000)      (1,784,000)   (2,107,000)

Net amortization and deferral.........................     1,705,000        1,163,000     1,593,000
                                                        ------------      -----------   -----------
Net periodic pension cost.............................  $    795,000      $ 1,122,000   $ 1,097,000
                                                        ============      ===========   ===========

In addition to the net pension expense for 1997 shown above, there is a charge of $440,000 recorded in accordance with SFAS No. 88, due to the curtailment of certain pension obligations related to the closing of the Lee County manufacturing plant and the freezing of benefit accruals at the Yazoo and Lexington divisions.

Assumptions used in the calculation of net periodic pension cost (one corporate plan and four plant/factory plans) for the three years ended December 31, 1997 were:

                                                  Long Term Rate
                         Discount Rate               of Return           Salary Scale
                         -------------               ---------           ------------
                       Corp.        Plants        Corp.     Plants     Corp.        Plants
                       -----        ------        -----     ------     -----        ------

             1995      8.00%        8.00%         8.00%      8.00%     4.50%        N/A
             1996      7.00%        7.00%         8.00%      8.00%     4.50%        N/A
             1997      7.50%        7.50%         8.00%      8.00%     4.50%        N/A

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1997 and 1996, for its pension plans:

                                                                    December 31, 1997                    December 31, 1996
                                                            -------------------------------       ---------------------------------
                                                            Assets Exceed      Accumulated         Assets Exceed      Accumulated
                                                             Accumulated         Benefits           Accumulated         Benefits
                                                              Benefits        Exceed Assets          Benefits         Exceed Assets
                                                            -------------     -------------       --------------     --------------
Actuarial present value of benefit obligations:
       Vested benefit obligation ......................     $ (9,922,000)      $ (2,704,000)      $ (8,120,000)      $ (4,058,000)
                                                            ============       ============       ============       ============
       Accumulated benefit obligation .................     $(10,241,000)      $ (2,737,000)      $ (8,399,000)      $ (4,105,000)
                                                            ============       ============       ============       ============
       Projected benefit obligation ...................     $(12,942,000)      $ (2,771,000)      $(11,100,000)      $ (4,470,000)
Plan assets at fair value .............................       13,768,000          2,308,000         10,903,000          3,527,000
                                                            ------------       ------------       ------------       ------------
Plan assets in excess of benefit obligation ...........          826,000
Projected benefit obligation
       over plan assets ...............................                            (463,000)          (197,000)          (943,000)
Unrecognized net gain .................................       (3,129,000)          (339,000)        (1,792,000)           (54,000)
Prior service cost not yet recognized in net
       periodic pension cost ..........................        1,251,000            578,000          1,820,000            692,000
Unrecognized net  obligation at date of
       initial application ............................            1,000             65,000                 --            179,000
Adjustment required to recognize minimum
       liability ......................................               --           (270,000)                --           (452,000)
                                                            ------------       ------------       ------------       ------------
Pension liability .....................................     $ (1,051,000)      $   (429,000)      $   (169,000)      $   (578,000)
                                                            ============       ============       ============       ============
Discount rate, end of year ............................             7.25%              7.25%              7.50%              7.50%
                                                            ============       ============       ============       ============

NOTE 7 - QUARTERLY RESULTS FOR 1996 AND 1997:

                                                                        Quarter Ended
                                            ---------------------------------------------------------------------
                                             March 31,           June 30,        September 30,       December 31,
                                               1996                1996              1996               1996
                                            -----------        -----------        -----------        -----------
                                                                         (Unaudited)

Net sales ..........................        $34,672,192        $34,896,958        $35,433,226        $36,418,250
                                            -----------        -----------        -----------        -----------
Gross profit .......................         11,481,016         11,636,084         12,171,520         12,234,633
                                            -----------        -----------        -----------        -----------
Earnings before taxes on income ....          3,091,317          3,419,856          3,669,717          3,713,206
                                            -----------        -----------        -----------        -----------
Net earnings .......................        $ 1,916,317        $ 2,119,856        $ 2,279,717        $ 2,378,206
                                            ===========        ===========        ===========        ===========
Basic earnings per common share ....        $       .24        $       .26        $       .28        $       .29
                                            ===========        ===========        ===========        ===========
Diluted earnings per common share ..        $       .24        $       .26        $       .28        $       .29
                                            ===========        ===========        ===========        ===========
Dividends per common share .........        $       .09        $       .09        $       .09        $      . 11
                                            ===========        ===========        ===========        ===========
Average outstanding shares .........          8,133,552          8,133,552          8,133,552          8,101,378
                                            ===========        ===========        ===========        ===========

                                                                        Quarter Ended
                                            ---------------------------------------------------------------------
                                             March 31,           June 30,        September 30,       December 31,
                                               1997                1997              1997               1997
                                            -----------        -----------        -----------        -----------
                                                                         (Unaudited)
Net sales ..........................        $33,513,631        $37,518,173       $37,117,239        $36,458,005
                                            -----------        -----------       ----------         -----------
Gross profit .......................         11,269,936         12,561,234        12,486,253         12,076,388
                                            -----------        -----------       -----------        -----------
Earnings before taxes on income ....          2,920,056          3,718,602         3,932,193          3,819,158
                                            -----------        ----------        -----------        -----------
Net earnings .......................        $ 1,825,056        $ 2,323,602       $ 2,458,193        $ 2,563,158
                                            ===========        ===========       ===========        ===========
Basic earnings per common share ....        $       .23        $       .29       $       .31        $       .32
                                            ===========        ===========       ===========        ===========
Diluted earnings per common share ..        $       .22        $       .29       $       .30        $       .32
                                            ===========        ===========       ===========        ===========
Dividends per common share .........        $       .11        $       .11       $       .11        $      .125
                                            ===========        ===========       ===========        ===========
Average outstanding shares .........          8,054,905          7,992,148         7,975,914          7,964,398
                                            ===========        ===========       ===========        ===========


The independent certified public accountants made a limited review of the 1996 and 1997 quarterly consolidated financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such review was substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the consolidated financial statements taken as a whole, and accordingly, no such opinion was expressed.

NOTE 8 - RENTALS:

Aggregate rent expense, including month-to-month rentals, approximated $520,000, $550,000 and $567,000, for the years ended December 31, 1997, 1996, and 1995, respectively. Long-term lease commitments, the last of which expire in 2002, are not material.

NOTE 9 - DISPUTE WITH GOVERNMENTAL AGENCY:

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

NOTE 10 - STOCK OPTIONS:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 1997 (including option transactions from a 1983 Plan which expired in 1993) follows:

                                                             Option Prices
                                            -------------------------------------------
                                            No. of        Range Per
 Market                                     Shares          Share           Total Price    Market Price
                                            ------          -----           -----------    ------------

 Outstanding January 1, 1995..........      424,225     $13.75 - $18.08     $6,744,906
     Granted..........................      145,400     $10.75 - $11.83      1,571,865    $1,563,050
     Cancelled........................      (19,575)    $10.75 - $16.44       (289,243)
                                           --------                         ----------

Outstanding December 31, 1995.........      550,050     $10.75 - $18.08      8,027,528
     Granted..........................      163,825     $10.25 - $11.28      1,730,449    $1,721,378
     Cancelled........................      (11,550)    $10.25 - $16.44       (155,763)
                                           --------                         ----------
Outstanding December 31, 1996.........      702,325     $10.25 - $18.08      9,602,214
                                           --------                         ----------
     Granted..........................      137,275     $13.75 - $15.13      1,905,347    $1,896,272
     Exercised........................      (34,850)    $10.25 - $13.75       (374,519)
     Lapsed...........................     (277,200)    $16.44 - $18.08     (4,598,087)
     Cancelled........................      (48,375)    $10.75 - $16.44       (724,834)
                                           --------                         ----------

Outstanding December 31, 1997.........      479,175     $10.25 - $15.13     $5,810,121
                                           ========                         ==========

At December 31, options available to issue were 1,255,150 for 1995, 1,102,875 for 1996 and 1,291,175 for 1997. Options have never been repriced by the Company in any year.

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

                                  Related Party
                                      Options            Other Options
                                      -------            -------------
Exercise price
     1997                           $15.13              $13.75 - $13.88
     1996                           $11.28              $10.25 - $10.88
     1995                           $11.83              $10.75
Market price
     1997                           $13.75              $13.75 - $13.88
     1996                           $10.25              $10.25 - $10.88
     1995                           $10.75              $10.75
Risk free interest rate
     1997                           6.17%               6.08% - 6.17%
     1996                           5.25%               5.25% - 6.55%
     1995                           6.20%               6.20%
Expected option life                5 years             5 years
Expected volatility
     1997                           26.5%               26.2% - 26.5%
     1996                           25.2%               25.2% - 25.7%
     1995                           25.0%               25.0%
Dividend yield                       3%                  3%


NOTE 11 - EARNINGS PER SHARE:

The Company adopted the provisions of the Financial Accounting Standards Board Opinion No. 128, "Earnings Per Share," ("FAS 128"), during the fourth quarter, as required. Historic basic per share data under FAS 128 is based on the weighted average number of shares outstanding. Historical diluted per share data under FAS 128 is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options. The weighted average number of shares outstanding during 1997, 1996, and 1995 were 7,996,536, 8,125,465, and 8,320,703, respectively. Dilutive potential common shares were 65,428, 17,493 and 0, respectively.

NOTE 12 - SUBSEQUENT EVENT:

Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc. ("J&L"), a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000. Total assets of J&L as of December 31, 1997 were not material.

NOTE 13 - ACCRUED EXPENSES:





                                                    December 31,
                                             -----------------------
                                              1997             1996
                                             ------            -----
Salaries, wages, commissions and
vacation pay ......................        $2,071,405        $2,247,570

Other accrued expenses ............         2,308,769         1,860,632
                                           ----------        ----------

                                           $4,380,174        $4,108,202
                                           ==========        ==========

NOTE 14 - SUPPLEMENTAL INFORMATION:

                                                    Year Ended December 31,
                                          ----------------------------------------------
                                              1997             1996               1995
                                          ----------        -----------      -----------

Income taxes paid.................        $4,680,144        $ 3,846,804      $ 4,939,067
                                          ==========        ===========      ===========

Interest paid.....................        $1,248,171        $ 1,453,201      $ 1,411,805
                                          ==========        ===========      ===========

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Superior Surgical Mfg. Co., Inc.
Seminole, Florida

We have audited the accompanying consolidated balance sheets of Superior Surgical Mfg. Co., Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Tampa, Florida
February 19, 1998

                                     PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      NONE

                                    PART III

Items 10, 11,     Directors and Executive Officers; Executive Compensation;
12 and 13         Security Ownership of Management and others; Certain
                  Transactions.

The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Directors and Officers, Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998, a copy of which will be filed with the Securities and Exchange Commission on or before March 30, 1998.

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

                                          SUPERIOR SURGICAL MFG. CO., INC.



                                          /s/ Gerald M. Benstock
                                          -------------------------------------
                                          By: Gerald M. Benstock
                                              (Chairman and Chief Executive
                                              Officer)

                                          /s/ Saul Schechter
                                          -------------------------------------
                                          By: Saul Schechter
                                             (Treasurer and Principal Accounting
                                             Officer)

DATE:  March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Michael Benstock                       /s/ Alan D. Schwartz
--------------------------------           --------------------------------
Michael Benstock, March 27, 1998           Alan D. Schwartz, March 27, 1998
(Director)                                 (Director)


/s/ Manuel Gaetan                          /s/ Peter Benstock
--------------------------------           --------------------------------
Manuel Gaetan, March 27, 1998              Peter Benstock, March 27, 1998
(Director)                                 (Director)


/s/ Sidney Kirschner
--------------------------------
Sidney Kirschner, March 27, 1998
(Director)

                        SUPERIOR SURGICAL MFG. CO., INC.
                                  EXHIBIT INDEX

   Exhibit No.                      Description
   -----------                      -----------

         3.1 Restated Certificate of Incorporation of the Registrant filed with the Commission as Exhibit 3.1 in the Registrant's 1993
                  Form 10-K and incorporated herein by reference.

         3.2      By-Laws of the Registrant filed as Exhibit to the Registrant's
                  Form 10-Q for the three months ended September 30, 1996 and incorporated herein by reference.

         4.1 Credit Agreement dated January 31, 1996, between the Registrant and Chemical Bank, filed with the Commission as Exhibit 4.1 in Registrant's 1995 Form 10-K and incorporated herein by reference.

         4.2 Note Agreement dated January 5, 1994 between the registrant and Massachusetts Mutual Life Insurance Company filed with the
                  Commission as Exhibit 4.2 in registrant's 1994 Form 10-Q for the three months ended March 31, 1994 and incorporated herein by reference. (The Registrant, by signing this Report agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long term debt of the Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.)

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

         23.      Consent of independent accountants.

         27.      Financial Data Schedule for year ended December 31, 1997 (For
                  SEC use only.)

         99. The information contained under the headings "Directors and Executive Officers, Executive Compensation"; "Security
                  Ownership of Certain Beneficial Owners and and Management";
                  and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Registrant to be used in connection with the Registrant's 1998 Annual Meeting of Stockholders, to be filed on or before March 30, 1998 is hereby incorporated herein by reference.