Form 10-Q
period 1998-03-31
SUPERIOR SURGICAL MANUFACTURING CO INC
filed 1998-05-01
CIK 95574

                                    FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

  (Mark One)


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

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

Yes        X       No
        -----           --------

         As of the date of this report, the registrant had 7,890,752 common shares outstanding.

                         PART I - FINANCIAL INFORMATION




ITEM 1.   Financial Statements

                        SUPERIOR SURGICAL MFG. CO., INC.
                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS


                                                          Three Months Ended March 31,
                                                      -------------------------------------
                                                            1998                 1997
                                                      ---------------       ---------------
                                                                    (Unaudited)

Net sales.........................................    $    37,432,507       $    33,513,631
                                                      ---------------       ---------------

Costs and expenses:
 Cost of goods sold...............................    $    24,791,285       $    22,243,695
 Selling and administrative expenses..............          8,902,639             8,045,282
 Business process re-engineering costs                     1,094,912
 Interest expense.................................            192,550               304,598
                                                      ---------------       ---------------
                                                      $    34,981,386       $    30,593,575
                                                      ---------------       ---------------

Earnings before taxes on income...................    $     2,451,121       $     2,920,056
Taxes on income...................................            890,000             1,095,000
                                                      ---------------       ---------------

Net earnings......................................    $     1,561,121       $     1,825,056
                                                      ===============       ===============

Weighted average number of shares out-
 standing during the period (Basic)...............          7,871,098 Shs.        8,054,905 Shs.
                           (Diluted)..............          8,001,605 Shs.        8,115,932 Shs.

 Basic earnings per common share..................    $          0.20       $          0.23
                                                      ===============       ===============
 Diluted earnings per common share................    $          0.20       $          0.22
                                                      ===============       ===============

 Cash dividends declared per common
  share...........................................    $         0.125       $          0.11
                                                      ===============       ===============


The results of the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

See accompanying notes to summarized interim financial statements.

                        SUPERIOR SURGICAL MFG. CO., INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            March 31,
                                                              1998            December 31,
                                                           (Unaudited)            1997
                                                         ----------------    ---------------
                                                                                   (1)
CURRENT ASSETS:
 Cash and cash equivalents...........................    $      5,785,046    $     8,889,948
 Accounts receivable and other current assets........          27,603,605         26,722,727
 Inventories*........................................          45,585,662         42,523,009
                                                         ----------------    ---------------

     TOTAL CURRENT ASSETS............................    $     78,974,313    $    78,135,684

PROPERTY, PLANT AND EQUIPMENT........................          26,544,928         26,772,477
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED...................................           2,854,081            813,626
OTHER ASSETS.........................................           2,678,882          2,633,068
                                                         ----------------    ---------------
                                                         $    111,052,204    $   108,354,855
                                                         ================    ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable....................................    $      9,612,113    $     6,806,955
 Other current liabilities...........................           6,365,592          5,297,452
 Current portion of long-term debt...................           2,266,667          2,266,667
                                                         ----------------    ---------------

     TOTAL CURRENT LIABILITIES.......................    $     18,244,372    $    14,371,074

LONG-TERM DEBT.......................................          13,050,000         13,466,666
DEFERRED INCOME TAXES................................           2,360,000          2,400,000
SHAREHOLDERS' EQUITY.................................          77,397,832         78,117,115
                                                         ----------------    ---------------
                                                         $    111,052,204    $   108,354,855
                                                         ================    ===============

*    Inventories consist of the following:

                                                            March 31,
                                                              1998           December 31,
                                                           (Unaudited)            1997
                                                         ----------------    ---------------
          Finished goods.............................    $     27,566,187    $    25,835,299
          Work in process............................           4,857,226          4,627,273
          Raw materials..............................          13,162,249         12,060,437
                                                         ----------------    ---------------
                                                         $     45,585,662    $    42,523,009
                                                         ================    ===============

(1) The balance sheet as of December 31, 1997 has been taken from the audited financial statement as of that date and has been condensed.

See accompanying notes to summarized interim financial statements.

                        SUPERIOR SURGICAL MFG. CO., INC.
                       CONSOLIDATED SUMMARY OF CASH FLOWS

                                                                          Three Months Ended March 31,
                                                                     --------------------------------------
                                                                           1998                 1997
                                                                     -----------------     ----------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings....................................................    $       1,561,121     $      1,825,056
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization.................................              959,947            1,090,109
   Other.........................................................               83,863
   Deferred income taxes.........................................              (40,000)              90,000
   Changes in assets and liabilities:
    Accounts receivable and other current
     assets......................................................             (880,878)            (621,474)
    Inventories..................................................           (3,062,653)          (2,663,586)
    Accounts payable ............................................            2,805,158            1,092,931
    Other current liabilities....................................            1,068,140             (114,564)
                                                                     -----------------     ----------------
   Net cash flows provided from operating
     activities..................................................    $       2,494,698     $        698,472
                                                                     -----------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property, plant, and equipment - net..............     $        (789,256)    $       (395,735)
 Goodwill acquired..............................................            (2,067,461)
 Other assets...................................................               (45,814)             (91,107)
                                                                     -----------------     ----------------

 Net cash (used) in investing activities........................     $      (2,902,531)    $       (486,842)
                                                                     -----------------     ----------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Declaration of cash dividends..................................     $        (979,363)    $       (885,957)
 Reduction in Long-Term Debt....................................              (416,666)            (416,667)
 Common stock acquired and retired..............................            (1,780,701)
 Proceeds received on exercised stock options...................               479,661               67,012
                                                                     -----------------     ----------------

 Net cash (used) in financing activities........................     $      (2,697,069)    $     (1,235,612)
                                                                     -----------------     ----------------

 Net (decrease) in cash and cash
  equivalents...................................................     $      (3,104,902)    $     (1,023,982)

Cash and cash equivalents balance,
 beginning of year..............................................             8,889,948            4,718,632
                                                                     -----------------     ----------------

Cash and cash equivalents balance,
 end of period..................................................     $       5,785,046     $      3,694,650
                                                                     =================     ================

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

         d)   Earnings per share

The Company adopted the provisions of the Financial Accounting Standards Board Opinion No. 128, "Earnings Per Share," ("FAS 128"), during the fourth quarter of 1997, as required. Historic basic per share data under FAS 128 is based on the weighted average number of shares outstanding. Historical diluted per share data under FAS 128 is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options. The weighted average number of shares outstanding during 1998 and 1997 were 7,871,098 and 8,054,905, respectively. Dilutive potential common shares were 130,507 and 61,027, respectively.

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

        f)   New Accounting Pronouncements

Comprehensive Income. In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). This statement is effective for financial statement periods beginning after December 15, 1997. As of March 31, 1998, there are no items requiring separate disclosure in accordance with this statement.

Operating Segments. In June of 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently they operate in one segment, as defined in this statement.

Note 2 - Acquisition:

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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1997, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1997, heretofore filed with registrant's Form 10-K.

Board of Directors
Superior Surgical Mfg. Co., Inc.
Seminole, Florida


We have reviewed the accompanying condensed consolidated balance sheet of Superior Surgical Mfg. Co., Inc. (the "Company") as of March 31, 1998 and the condensed consolidated summaries of operations and cash flows for the three-months ended March 31, 1998 and 1997. This condensed financial information is the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Superior Surgical Mfg. Co., Inc. as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





DELOITTE & TOUCHE LLP
Tampa, Florida
April 27, 1998

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant have increased by 12%, from $33,513,631 to $37,432,507, due to new customers and new uniform programs.

Cost of goods sold approximated 66.3% for the three months ended March 31, 1998 and 1997.

Selling and administrative expenses, as a percentage of sales, were approximately 23.9% for the first three months of 1998 and 1997.

Interest expense of $192,550 for the three month period ended March 31, 1998 decreased 37% from $304,598 for the similar period ended March 31, 1997 due to more cash balances invested in cash equivalents in 1998.

Net earnings decreased 14% to $1,561,121 for the three months ended March 31, 1998 as compared to net earnings of $1,825,056 for the same period ended March 31, 1997. Included in our earnings for the first quarter of 1998 is a pre-tax charge (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amount of $1,094,912 as part of our 1998 commitment to business process re-engineering activities (integrated SAP systems). This charge on an after-tax basis approximates $.09 per share. The Company expects that for the balance of 1998 additional re-engineering process charges will be incurred as we conclude our project. The total pre-tax charge for such matters is expected to approximate $3,500,000 - $4,000,000 and will be significantly completed by the end of 1998. The actual charges may differ from the amount estimated based upon changes in the cost of hardware, software and implementation. The effects of the re-engineering process had no material impact on operational results earlier reported upon.

Accounts receivable and other current assets increased 3% from $26,722,727 on December 31, 1997 to $27,603,605 as of March 31, 1998, primarily due to increased sales.

Inventories as of March 31, 1998 increased 7% to $45,585,662 from $42,523,009 on December 31, 1997 mainly to support expected customer demand.

Accounts payable increased 41% from $6,806,955 on December 31, 1997 to $9,612,113 on March 31, 1998 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $2,266,667 is unchanged, and its long-term debt of $13,050,000 reflects first quarter principal reduction payments for March 31, 1998, as compared to December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $3,104,902 from $8,889,948 on December 31, 1997 to $5,785,046 as of March 31, 1998. The change is a result of the acquisition of the J & L Group, acquiring inventories and principal reductions of long-term debt. Additionally, as of March 31, 1998, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

This quarterly report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following - general economic conditions in the areas of the United States in which the Company's customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

                           PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

     None.

ITEM 2.   Changes in Securities

     None.

ITEM 3.   Defaults Upon Senior Securities

     Inapplicable.

ITEM 4.   Submission of Matters to a Vote of Security-Holders

     None.

ITEM 5.   Other Information

     Inapplicable.

ITEM 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          15   Letter re: unaudited interim financial information.
          27   Financial Data Schedule for  the quarter ended March 31, 1998
               (for SEC use only).

     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 1, 1998                   SUPERIOR SURGICAL MFG. CO., INC.

                                     By /s/ Gerald M. Benstock
                                        --------------------------------------
                                          Gerald M. Benstock
                                          Chairman and Chief Executive Officer

                                     By /s/ Saul Schechter
                                        --------------------------------------
                                          Saul Schechter
                                          Executive Vice President, Treasurer
                                          And Principal Accounting Officer