Form 10-Q
period 1998-06-30
SUPERIOR UNIFORM GROUP INC
filed 1998-08-10
CIK 95574

                                    FORM lO-Q
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1


                          SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida                               Employer Identification No.
                                                              11-1385670


                            10099 Seminole Boulevard
                              Post Office Box 4002
                          Seminole, Florida 33775-0002
                           Telephone No.: 813-397-9611

                    Formerly Superior Surgical Mfg. Co., Inc.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
   -------     -------

         As of the date of this report, the registrant had 7,897,452 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                   (Formerly Superior Surgical Mfg. Co., Inc.)
                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                                                                    Three Months Ended June 30,
                                                                                ----------------------------------
                                                                                    1998                  1997
                                                                                ------------          ------------
                                                                                           (Unaudited)
Net sales                                                                       $ 38,704,155          $ 37,518,173
                                                                                ------------          ------------
Costs and expenses:
 Cost of goods sold                                                               25,633,498            24,956,939
 Selling and administrative expenses                                               8,948,720             8,543,667
 Business process re-engineering costs                                             1,055,171                    --
 Interest expense                                                                    242,275               298,965
                                                                                ------------          ------------
                                                                                  35,879,664            33,799,571
                                                                                ------------          ------------

Earnings before taxes on income                                                    2,824,491             3,718,602
Taxes on income                                                                    1,020,000             1,395,000
                                                                                ------------          ------------

Net earnings                                                                    $  1,804,491          $  2,323,602
                                                                                ============          ============

Weighted average number of shares out-
 standing during the period   (Basic)                                              7,892,173 Shs.        7,992,148 Shs.
                              (Diluted)                                            8,005,644 Shs.        8,020,928 Shs.

Basic earnings per common share                                                 $       0.23          $       0.29
                                                                                ============          ============
Diluted earnings per common share                                               $       0.23          $       0.29
                                                                                ============          ============

Cash dividends declared per common
 share                                                                          $      0.125          $       0.11
                                                                                ============          ============


                                                                                     Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                    1998                  1997
                                                                                ------------          ------------
                                                                                           (Unaudited)
Net sales                                                                       $ 76,136,662          $ 71,031,804
                                                                                ------------          ------------
Costs and expenses:
 Cost of goods sold                                                               50,424,783            47,200,634
 Selling and administrative expenses                                              17,851,359            16,588,949
 Business process re-engineering costs                                             2,150,083                    --
 Interest expense                                                                    434,825               603,563
                                                                                ------------          ------------
                                                                                  70,861,050            64,393,146
                                                                                ------------          ------------

Earnings before taxes on income                                                    5,275,612             6,638,658
Taxes on income                                                                    1,910,000             2,490,000
                                                                                ------------          ------------

Net earnings                                                                    $  3,365,612          $  4,148,658
                                                                                ============          ============

Weighted average number of shares out-
 standing during the period   (Basic)                                              7,881,636 Shs.        8,023,353 Shs.
                              (Diluted)                                            8,002,485 Shs.        8,068,430 Shs.

Basic earnings per common share                                                 $       0.43          $       0.52
                                                                                ============          ============
Diluted earnings per common share                                               $       0.42          $       0.51
                                                                                ============          ============

Cash dividends declared per common
 share                                                                          $       0.25          $       0.22
                                                                                ============          ============

The results of the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                   (Formerly Superior Surgical Mfg. Co., Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  June 30,
                                                                                    1998               December 31,
                                                                                (Unaudited)               1997
                                                                                ------------          ------------
                                                                                                          (1)
CURRENT ASSETS:
 Cash and cash equivalents                                                      $    641,087          $  8,889,948
 Accounts receivable and other current assets                                     29,079,270            26,722,727
 Inventories*                                                                     49,605,036            42,523,009
                                                                                ------------          ------------

     TOTAL CURRENT ASSETS                                                         79,325,393            78,135,684

PROPERTY, PLANT AND EQUIPMENT, NET                                                26,638,895            26,772,477
EXCESS OF COST OVER FAIR VALUE OF
 ASSETS ACQUIRED                                                                   2,827,075               813,626
OTHER ASSETS                                                                       2,973,230             2,633,068
                                                                                ------------          ------------
                                                                                $111,764,593          $108,354,855
                                                                                ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                               $ 10,484,328          $  6,806,955
 Other current liabilities                                                         5,643,733             5,297,452
 Current portion of long-term debt                                                 2,266,667             2,266,667
                                                                                ------------          ------------

     TOTAL CURRENT LIABILITIES                                                    18,394,728            14,371,074

LONG-TERM DEBT                                                                    12,333,333            13,466,666
DEFERRED INCOME TAXES                                                              2,435,000             2,400,000
SHAREHOLDERS' EQUITY                                                              78,601,532            78,117,115
                                                                                ------------          ------------
                                                                                $111,764,593          $108,354,855
                                                                                ============          ============

* Inventories consist of the following:
                                                                                  June 30,
                                                                                    1998               December 31,
                                                                                (Unaudited)               1997
                                                                                ------------          ------------
     Finished goods                                                             $ 30,760,118          $ 25,835,299
     Work in process                                                               5,580,530             4,627,273
     Raw materials                                                                13,264,388            12,060,437
                                                                                ------------          ------------
                                                                                $ 49,605,036          $ 42,523,009
                                                                                ============          ============

(1) The balance sheet as of December 31, 1997 has been taken from the audited financial statement as of that date and has been condensed.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                   (Formerly Superior Surgical Mfg. Co., Inc.)
                       CONSOLIDATED SUMMARY OF CASH FLOWS

                                                                                     Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                    1998                  1997
                                                                                ------------          ------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings                                                                   $  3,365,612          $  4,148,658
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization                                                   2,175,187             2,176,500
   Deferred income taxes                                                              35,000               240,000
   Changes in assets and liabilities:
    Accounts receivable and other current
     assets                                                                       (2,356,543)           (2,224,886)
    Inventories                                                                   (7,082,027)              142,563
    Accounts payable                                                               3,677,373               670,798
    Other current liabilities                                                        346,281              (150,458)
                                                                                ------------          ------------

 Net cash flows provided from operating
 activities                                                                          160,883             5,003,175
                                                                                ------------          ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Net additions to property, plant and equipment                                   (1,987,593)             (739,323)
 Goodwill acquired                                                                (2,067,461)
 Other assets                                                                       (340,162)             (186,361)
                                                                                ------------          ------------

 Net cash (used) in investing activities                                          (4,395,216)             (925,684)
                                                                                ------------          ------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Reduction in long-term debt                                                      (1,133,333)           (1,133,333)
 Declaration of cash dividends                                                    (1,965,401)           (1,763,290)
 Proceeds received on exercised stock options                                        864,907               235,013
 Common stock reacquired and retired                                              (1,780,701)           (1,181,000)

                                                                                ------------          ------------
 Net cash (used) in financing activities                                          (4,014,528)           (3,842,610)
                                                                                ------------          ------------

 Net  increase (decrease) in cash and
  cash equivalents                                                                (8,248,861)              234,881

Cash and cash equivalents balance,
 beginning of period                                                               8,889,948             4,718,632
                                                                                ------------          ------------

Cash and cash equivalents balance,
 end of period                                                                  $    641,087          $  4,953,513
                                                                                ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid                                                                 $    565,207          $    650,406
                                                                                ============          ============
  Income taxes paid                                                             $  3,080,458          $  2,198,334
                                                                                ============          ============

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                   (Formerly Superior Surgical Mfg. Co., Inc.)
                NOTES TO SUMMARIZED INTERIM FINANCIAL STATEMENTS

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

         d) Earnings per share

The Company adopted the provisions of the Financial Accounting Standards Board Opinion No. 128, "Earnings Per Share," ("FAS 128"), during the fourth quarter of 1997, as required. Historical basic per share data under FAS 128 is based on the weighted average number of shares outstanding. Historical diluted per share data under FAS 128 is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options. Dilutive potential common shares for the three month periods ended June 30, 1998 and 1997 were 113,471 and 28,780, respectively. Dilutive potential common shares for the six month periods ended June 30, 1998 and 1997 were 120,849 and 45,077, respectively.

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

         f) Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of June 30, 1998, there are no items requiring separate disclosure in accordance with this statement.

         g) Operating Segments

The Company adopted the provisions of FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." in the first quarter of 1998. FAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently they operate in one segment, as defined in this statement.

Note 2 - Acquisition:

Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc. ("J&L"), a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000.

Note 3 - Business Process Re-Engineering:

The condensed summaries of operations for the three and six month periods ended June 30, 1998 include pre-tax charges (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $1,055,171and $2,150,083, respectively, as part of the Company's 1998 commitment to business process re-engineering activities (integrated SAP systems). The Company expects that for the balance of 1998 additional re-engineering process charges will be incurred as the project is concluded. The total pre-tax charge for such matters is expected to approximate $3,500,000 - $4,000,000 and will be substantially completed by the end of 1998. The actual charges may differ from the amount estimated based upon changes in the cost of hardware, software and implementation.

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

                       [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors of
 Superior Uniform Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (the "Company") as of June 30, 1998, the condensed consolidated summaries of operations for the six months and three months ended June 30, 1998 and 1997, and the condensed consolidated summaries of cash flows for the six months ended June 30, 1998 and 1997. This condensed financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial information for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 1997; and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ DELOITTE & TOUCHE LLP

July 24, 1998

(DELOITTE TOUCHE TOHMATSU INTERNATIONAL LOGO)

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant increased by approximately 12% in the first quarter of 1998 compared to the first quarter of 1997. For the second quarter of 1998 compared to the second quarter of 1997, sales increased by approximately 3% due to new customers and new uniform programs. Accordingly, for the six months ended June 30, 1998, sales were approximately 7% more than the six months ended June 30, 1997.

Cost of goods sold approximated 33.8% for the six months ended June 30, 1998 compared to 33.5% for the six months ended June 30, 1997.

Selling and administrative expenses, as a percentage of sales, were approximately 23.4% for the first six months of 1998 and 1997.

Interest expense of $434,825 for the six month period ended June 30, 1998 decreased 28% from $603,563 for the similar period ended June 30, 1997 due to scheduled repayments of debt.

Net earnings decreased 22% to $1,804,491 for the three months ended June 30, 1998 as compared to net earnings of $2,323,602 for the same period in 1997. Net earnings for the six months ended June 30, 1998 decreased 19% to $3,365,612 as compared to net earnings of $4,148,658 for the same period in 1997. Included in our earnings for the three and six months ended June 30, 1998 are pre-tax charges (in accordance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $1,055,171 and $2,150,083, respectively, as part of our 1998 commitment to business process re-engineering activities (integrated SAP systems). On a net of tax basis, these charges approximate $.08 and $.17 per share (diluted) for the three and six months ended June 30, 1998, respectively. The Company expects that for the balance of 1998 additional re-engineering process charges will be incurred as we conclude our project. The total pre-tax charge for such matters is expected to approximate between $3,500,000 and $4,000,000 and will be substantially completed by the end of 1998. The actual charges may differ from the amount estimated based upon changes in the cost of hardware, software and implementation.

Accounts receivable and other current assets increased 9% from $26,722,727 on December 31, 1997 to $29,079,270 as of June 30, 1998.

Inventories as of June 30, 1998 increased 17% to $49,605,036 from $42,523,009 on December 31, 1997 due to unusually low inventory levels at December 31, 1997 and to meet expected increases in sales.

Accounts payable increased 54% from $6,806,955 on December 31, 1997 to $10,484,328 on June 30, 1998 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $2,266,667 and long-term debt of $12,333,333 for June 30, 1998 is $1,133,333 less than it was at December 31, 1997, due to scheduled repayments of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8,248,861 from $8,889,948 on December 31, 1997 to $641,087 as of June 30, 1998. The change is primarily a result of increased inventory levels and expenditures related to the business re-engineering process. Additionally, as of June 30, 1998, under its existing revolving Credit Agreement, the registrant had $10,000,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

This quarterly report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following general economic conditions in the areas of the United States in which the Company's customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     None.

ITEM 2.  Changes in Securities

     None.

ITEM 3.  Defaults Upon Senior Securities

     Inapplicable.

ITEM 4.  Submission of matters to a vote of security-holders

     The Annual Meeting of Shareholders was held on May 8, 1998. Of the 7,852,052 shares outstanding and entitled to vote at the meeting, 7,332,197 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted for the nomination of all proposed Directors being, Messrs. G.M. Benstock, A.D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, and S. Kirschner. The votes on all directors nominated were as follows:

          NOMINEE                        VOTES FOR:                    VOTES WITHHELD:
          -------                        ----------                    ---------------
          Gerald M. Benstock             7,296,297                          35,900
          Saul Schechter                 7,296,297                          35,900
          Alan D. Schwartz               7,296,697                          35,500
          Michael Benstock               7,296,697                          35,500
          Peter Benstock                 7,296,697                          35,500
          Manuel Gaetan                  7,278,097                          54,100
          Sidney Kirschner               7,277,697                          54,500

     b) Approved the merger of the Company into its wholly-owned subsidiary, Superior Uniform Group, Inc., a Florida corporation for the purpose of changing the state of incorporation of the Company from New York to Florida with 6,258,364 votes for the motion; 522,700 votes against and 7,000 votes abstaining.
     c) Approved the change of the name of the Company to "Superior Uniform Group, Inc." with 7,313,620 votes for the motion; 13,149 votes against and 5,428 votes abstaining.
     d) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 1998 with 7,314,534 votes for the motion, 11,370 votes against and 6,293 votes abstaining.

ITEM 5.   Other Information

Notice of Shareholder Proposal Deadline Date Under New Proxy Rule 14a-4 for the 1999 Annual Meeting

          The Company hereby notifies all shareholders that February 10, 1999 (the "Deadline") is the date after which notice of a shareholder sponsored proposal for consideration at the Company's 1999 annual meeting of shareholders (other than in respect of a nominee for election to the Board of Directors) submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (i.e., a proposal to be presented at the next annual meeting of shareholders but not submitted for inclusion in the Company's proxy statement) will be considered untimely under the new proxy Rule 14a-4(c)(1) issued by the Securities and Exchange Commission. Under Rule 14a-4(c)(1), if a proponent fails to notify the Company by the Deadline, then the management proxies will be permitted to use their discretionary voting authority if such proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement.

ITEM 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits
          3.1  Amended and Restated Articles of Incorporation of Superior Uniform Group, Inc.
          3.2  By-Laws of Superior Uniform Group, Inc.
          15   Letter re: Unaudited Interim Financial Information.
          27   Financial Data Schedule for Six Months ended June 30, 1998. (For SEC use only.)

     b)   Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 1998            SUPERIOR UNIFORM GROUP, INC.


                                By  /s/ Gerald M. Benstock
                                  ----------------------------------------------
                                    Gerald M. Benstock
                                    Chairman and Chief Executive Officer


                                By  /s/ Andrew D. Demott, Jr.
                                  ----------------------------------------------
                                    Andrew D. Demott, Jr.
                                    Vice President, Chief Financial Officer
                                    and Treasurer (Principal Accounting Officer)