Form 10-Q
period 1998-09-30
SUPERIOR UNIFORM GROUP INC
filed 1998-11-12
CIK 95574

                                   FORM l0-Q

                           --------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1


                         SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida                              Employer Identification No.
                                                           11-1385670



                            10099 Seminole Boulevard
                              Post Office Box 4002
                          Seminole, Florida 33775-0002
                          Telephone No.: 727-397-9611



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
       ---------       --------

          As of the date of this report, the registrant had 7,846,202 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                        CONDENSED SUMMARY OF OPERATIONS


                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                                 1998                  1997
                                                                ------                ------
                                                                         (Unaudited)
Net sales                                                    $ 41,675,244         $ 37,117,239
                                                             ------------         ------------

Costs and expenses:
  Cost of goods sold                                           27,731,959           24,630,986
  Selling and administrative expenses                           9,608,795            8,304,976
  Business process re-engineering costs                           655,986
  Interest expense                                                302,025              249,084
                                                             ------------         ------------
                                                               38,298,765           33,185,046
                                                             ------------         ------------

Earnings before taxes on income                                 3,376,479            3,932,193
Taxes on income                                                 1,220,000            1,474,000
                                                             ------------         ------------

Net earnings                                                 $  2,156,479         $  2,458,193
                                                             ============         ============

Weighted average number of shares out-
  standing during the period      (Basic)                       7,896,163 Shs.       7,975,914 Shs.
                                  (Diluted)                     7,967,220 Shs.       8,063,110 Shs.

  Basic earnings per common share                                   $0.27                $0.31
                                                             ============         ============

  Diluted earnings per common share                                 $0.27                $0.30
                                                             ============         ============

  Cash dividends declared per common
    share                                                          $0.125                $0.11
                                                             ============         ============


                                                               Nine Months Ended September 30,
                                                              --------------------------------
                                                                 1998                  1997
                                                                ------                ------
                                                                         (Unaudited)
Net sales                                                    $117,811,906         $108,149,043
                                                             ------------         ------------

Costs and expenses:
  Cost of goods sold                                           78,156,742           71,831,620
  Selling and administrative expenses                          27,460,154           24,893,925
  Business process re-engineering costs                         2,806,069
  Interest expense                                                736,850              852,647
                                                             ------------         ------------
                                                              109,159,815           97,578,192
                                                             ------------         ------------

Earnings before taxes on income                                 8,652,091           10,570,851
Taxes on income                                                 3,130,000            3,964,000
                                                             ------------         ------------

Net earnings                                                 $  5,522,091         $  6,606,851
                                                             ============         ============

Weighted average number of shares out-
  standing during the period      (Basic)                       7,886,478 Shs.       8,007,366 Shs.
                                  (Diluted)                     7,990,730 Shs.       8,066,657 Shs.

  Basic earnings per common share                                   $0.70                $0.83
                                                             ============         ============
  Diluted earnings per common share                                 $0.69                $0.82
                                                             ============         ============

  Cash dividends declared per common
    share                                                          $0.375                $0.33
                                                             ============         ============


The results of the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the full year ending December 31, 1998.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                            September 30,
                                                                                1998                 December 31,
                                                                             (Unaudited)                 1997
                                                                            -------------            ------------
                                                                                                          (1)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    412,606             $  8,889,948
  Accounts receivable and other current assets                                31,960,956               26,722,727
  Inventories*                                                                51,249,385               42,523,009
                                                                            ------------             ------------

         TOTAL CURRENT ASSETS                                                 83,622,947               78,135,684

PROPERTY, PLANT AND EQUIPMENT, NET                                            28,547,505               26,772,477
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                                             2,800,069                  813,626
OTHER ASSETS                                                                   2,826,983                2,633,068
                                                                            ------------             ------------
                                                                            $117,797,504             $108,354,855
                                                                            ============             ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          $ 11,778,376             $  6,806,955
  Other current liabilities                                                    6,583,002                5,297,452
  Current portion of long-term debt                                            2,266,667                2,266,667
                                                                            ------------             ------------

         TOTAL CURRENT LIABILITIES                                            20,628,045               14,371,074

LONG-TERM DEBT                                                                15,016,666               13,466,666
DEFERRED INCOME TAXES                                                          2,420,000                2,400,000
SHAREHOLDERS' EQUITY                                                          79,732,793               78,117,115
                                                                            ------------             ------------
                                                                            $117,797,504             $108,354,855
                                                                            ============             ============

* Inventories consist of the following:


                                                                            September 30,
                                                                                1998                 December 31,
                                                                             (Unaudited)                 1997
                                                                            ------------             ------------
             Finished goods                                                 $ 33,496,906             $ 25,835,299
             Work in process                                                   4,799,450                4,627,273
             Raw materials                                                    12,953,029               12,060,437
                                                                            ------------             ------------
                                                                            $ 51,249,385             $ 42,523,009
                                                                            ============             ============

(1) The balance sheet as of December 31, 1997 has been taken from the audited financial statement as of that date and has been condensed.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                              SUMMARY OF CASH FLOWS

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                         1998                 1997
                                                                        ------               ------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                      $ 5,522,091         $ 6,606,851
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                    3,324,473           3,277,622
       Deferred income taxes                                               20,000             240,000
       Changes in assets and liabilities:
         Accounts receivable and other current assets                  (5,238,229)         (3,059,793)
         Inventories                                                   (8,726,376)          1,197,439
         Accounts payable                                               4,971,421           1,784,136
         Other current liabilities                                      1,285,550           1,145,496
                                                                      -----------         -----------

    Net cash flows provided from operating
     activities                                                         1,158,930          11,191,751
                                                                      -----------         -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment                        (5,492,896)         (1,196,154)
    Proceeds from disposals of property, plant
        and equipment                                                     474,413          (1,317,989)
    Goodwill acquired                                                  (2,067,461)
    Other assets                                                         (193,915)           (334,650)
                                                                      -----------         -----------

    Net cash used in investing activities                              (7,279,859)         (1,317,989)
                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                        3,100,000                   -
    Reduction in long-term debt                                        (1,550,000)         (1,550,000)
    Declaration of cash dividends                                      (2,952,501)         (2,640,403)
    Proceeds received on exercised stock options                          904,064             329,407
    Common stock reacquired and retired                                (1,857,976)         (1,298,500)
                                                                      -----------         -----------

    Net cash used in financing activities                              (2,356,413)         (5,159,496)
                                                                      -----------         -----------

      Net (decrease) increase in cash and
       cash equivalents                                                (8,477,342)          4,714,266

Cash and cash equivalents balance,
  beginning of period                                                   8,889,948           4,718,632
                                                                      -----------         -----------

Cash and cash equivalents balance,
  end of period                                                       $   412,606         $ 9,432,898
                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid                                                    $   855,061         $ 1,248,171
                                                                      ===========         ===========
     Income taxes paid                                                $ 3,594,543         $ 4,680,144
                                                                      ===========         ===========


See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                NOTES TO SUMMARIZED INTERIM FINANCIAL STATEMENTS

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



                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                   --------------------------------             -------------------------------
                                        1998            1997                        1998              1997
                                        ----            ----                        ----              ----
Net income                        $2,156,479         $2,458,193                 $5,522,091          $6,606,851

Weighted average shares
   Outstanding                     7,896,163          7,975,914                  7,886,478           8,007,366

Basic earnings per common
   Share                                $.27               $.31                       $.70                $.83

                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                   --------------------------------             -------------------------------
                                      1998              1997                        1998              1997
                                      ----              ----                        ----              ----
Net Income                        $2,156,479         $2,458,193                 $5,522,091          $6,606,851

Weighted average shares
   Outstanding                     7,896,163          7,975,914                  7,886,478           8,007,366

Common stock equivalents              71,057             87,196                    104,252              59,291

Total weighted average shares
   Outstanding                     7,967,220          8,063,110                  7,990,730           8,066,652

Diluted earnings per common
   share                                $.27               $.30                       $.69                $.82


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

         f)    Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of September 30, 1998, there are no items requiring separate disclosure in accordance with this statement.

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

Note 2 - Acquisition:

Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc., a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000. The purchase price for this acquisition was $2,873,929 and was allocated as follows:

         Cash                                                                $36,773
         Accounts Receivable                                                 902,754
         Inventories                                                       1,157,435
         Property, Plant & Equipment                                          92,021
         Excess of Cost Over Fair Value
           of Assets Acquired                                              2,067,461
                                                                          ----------
           TOTAL ASSETS                                                   $4,256,444
                                                                          ==========
         Accounts Payable and
           Accrued Expenses                                               $1,382,515
                                                                          ==========


Note 3 - Business Process Re-Engineering:

The condensed summaries of operations for the three and nine month periods ended September 30, 1998 include pre-tax charges (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $655,986 and $2,806,069, respectively, as part of the Company's 1998 commitment to business process re-engineering activities (integrated SAP systems). The Company expects that for the balance of 1998 it will incur approximately $700,000 in additional pre-tax business process re-engineering charges and that the project will be substantially completed during 1998. The actual charges may differ from the amount estimated based upon changes in the cost of hardware, software and implementation.


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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT




To the Board of Directors of
 Superior Uniform Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (the "Company") (formerly Superior Surgical Mfg. Co., Inc.) as of September 30, 1998, and the related condensed consolidated summaries of operations for the three months and nine months ended September 30, 1998 and 1997, and the condensed consolidated summaries of cash flows for the nine months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/  Deloitte & Touche LLP



October 26, 1998

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of the registrant increased by approximately 12% in the first quarter of 1998 compared to the first quarter of 1997. For the second and third quarters of 1998 compared to 1997, sales increased by approximately 8% and 12% respectively due to new customers and new uniform programs. Accordingly, for the nine months ended September 30, 1998 sales were approximately 9% more than the nine months ended September 30, 1997.

Cost of goods sold approximated 66.3% for the nine months ended September 30, 1998 compared to 66.4% for the nine months ended September 30, 1997.

Selling and administrative expenses, as a percentage of sales, were approximately 23.3% for the first nine months of 1998 compared to 23.0% for the nine months ended September 30, 1997.

Interest expense of $736,850 for the nine month period ended September 30, 1998 decreased 13.6% from $852,647 for the similar period ended September 30, 1997 due to repayment of debt.

Net earnings decreased 12.3% to $2,156,479 for the three months ended September 30, 1998 as compared to net earnings of $2,458,193 for the same period ended September 30, 1997. Included in our earnings for the three and nine months ended September 30, 1998 are pre-tax charges (in accordance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $655,986 and $2,806,069, respectively, as part of our 1998 commitment to business process re-engineering activities (integrated SAP systems). The business process re-engineering activities extend across substantially all operating processes of the Company's business including inventory management, manufacturing, sales and distribution, and human resources. The Company will be utilizing SAP's R-3 product along with apparel specific enhancements in the apparel/footwear solution. The Company expects to be on the leading edge of integrated business process technology in the apparel industry. The costs associated with the charge consist primarily of charges from external consultants assisting with the implementation and external costs associated with training users. On a net of tax basis, these charges approximate $.05 and $.22 per share (diluted) for the three and nine months ended September 30, 1998, respectively. The Company expects that for the balance of 1998 it will incur approximately $700,000 in additional pre-tax business process re-engineering charges and that the project will be substantially completed during 1998. The actual charges may differ from the amount estimated based upon changes in the cost of hardware, software and implementation.

Accounts receivable and other current assets increased 19.6% from $26,722,727 on December 31, 1997 to $31,960,956 as of September 30, 1998 primarily due to increased sales and due to prepayments for inventory in transit from our Caribbean contractors at the end of the current quarter.

Inventories increased 20.5% from $42,523,009 on December 31, 1997 to $51,249,385 as of September 30, 1998 primarily to support increasing sales.

Accounts payable increased 73.0% from $6,806,955 on December 31, 1997 to $11,778,376 on September 30, 1998 primarily due to increases in purchases of inventories.

The registrant's current portion of long-term debt of $2,266,667 and long-term debt of $15,016,666 for September 30, 1998 is $1,550,000 higher than it was at December 31, 1997, due to borrowings under the Company's line of credit offset by scheduled repayments of debt.

The Year 2000 Project

The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the Year 2000 and beyond and therefore initiated a project to identify its risks with regard to Year 2000. This project consists of four phases including; collecting an inventory of potential risks, assessing the actual risk, remedial work to correct identified problems, and testing for proper operation. The first two phases of the project have been completed and systems found to be non-compliant are either being remedied or are ready for testing. All systems are expected to be tested and ready for Year 2000 operations by June 30, 1999. There can be no assurance that the Company will successfully complete the Year 2000 project. While the Company does not consider the possibility of such occurrence to be reasonably likely, if the Company does not complete significant portions of the project on a timely basis, the Company's operations and financial condition could be adversely impacted.

The Company started a project approximately two years ago to replace all of its existing business information systems with enterprise resource planning software as part of a business process re-engineering initiative. Having selected SAP R/3, a fully Year 2000 compliant product, we expect to place this system in operation in early 1999. As such, these systems are not included in further discussions or cost estimates concerning Year 2000.

All other systems, including warehouse management, shop floor data collection, and computer aided design and manufacturing systems have been determined to be compliant or have available upgrades that are compliant, and those upgrades are currently in process. Due to the nature of the Company's business, its operations generally do not include significant systems relying on embedded technology, such as microcontrollers, which are difficult to evaluate and repair.

The cost to repair or replace affected systems is estimated at $380,000. Of this amount approximately $200,000 has been incurred and expensed as of September 30, 1998. This estimate, based on currently available information, may need to be revised upon receipt of additional information from vendors and suppliers.

The Company is also assessing the Year 2000 readiness of key third parties. The Company is contacting critical suppliers of products and services and other significant third parties regarding Year 2000 compliance to evaluate the extent to which the Company may be vulnerable in the event of their failure to resolve their own Year 2000 issues. If the Company does not receive reasonable assurances from such third parties as to Year 2000 compliance, the Company will assess the potential risks and where practicable, the Company will develop and finalize contingency plans by June 30, 1999 to attempt to mitigate the extent of the potential impact of the failure of these third parties to be Year 2000 ready. The Company has no means of ensuring that third parties will be Year 2000 ready and the failure by third parties to address Year 2000 issues could have a material adverse effect on the Company's operations and financial results. However, the effect, if any, on the Company from the failure of such parties to be Year 2000 ready is unknown and not reasonably estimable. While the Company believes its Year 2000 program is adequate to detect in advance compliance issues, the Year 2000 issue has many aspects and potential consequences which are not reasonably foreseeable and there can be no assurance that the Company will not be adversely impacted. Furthermore, the Company could also be adversely affected by the domino effect of general disruptions in the general economy resulting from Year 2000 issues and does not believe it can develop a contingency plan to protect the Company from such event. Finally, although the Company's business requires the availability of key public services and utilities, no contingency plans are being developed to address any disruptions of such services and utilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $8,477,342 from $8,889,948 on December 31, 1997 to $412,606 as of September 30, 1998. The change is primarily a result of normal operations. Additionally, as of September 30, 1998, under its existing revolving Credit Agreement, the registrant had $4,014,000 available to it. The registrant has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the nine months ended September 30, 1998 and 1997, the Company paid cash dividends of $2,952,501 and $2,640,403, respectively. The Company reacquired and retired 119,800 and 108,000 shares in the nine month periods ended September 30, 1998 and 1997, respectively, with costs of $1,857,976 and $1,298,500.

This quarterly report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following - general economic conditions in the areas of the United States in which the Company's customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials; and the impact of Year 2000 issues.


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

Date:  November 10, 1998                     SUPERIOR UNIFORM GROUP, INC.


                                             By
                                                --------------------------
                                                Gerald M. Benstock
                                                Chairman and Chief Executive
                                                Officer


                                             By
                                                ---------------------------
                                                Andrew D. Demott, Jr.
                                                Chief Financial Officer
                                                and Principal Accounting
                                                Officer, Vice President
                                                and Treasurer