Form 10-K
period 1998-12-31
SUPERIOR UNIFORM GROUP INC
filed 1999-03-25
CIK 95574

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-5869-1

                          SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida                           I.R.S. Employer Identification
                                                 No. 11-1385670
10099 Seminole Blvd.
Seminole, Florida 33772

Telephone                                        (727) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

Common Shares with a par value                   Listed on
  of $.001 each                                  American Stock Exchange

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

        As of March 19, 1999, 7,847,627 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $66 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).


Documents Incorporated by Reference:

         Registrant's Proxy Statement to be filed on or before March 30, 1999, for its Annual Meeting of Shareholders to be held May 7, 1999, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

         Exhibit index may be found on Page 22.

                                    PART I

Item 1.  Business

         (a) Superior Uniform Group, Inc. ("registrant" or the "Company") was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its state of incorporation to Florida. Registrant's business has not changed in any significant way during the past five years.

         (b) Although registrant operates, for selling, promotional and other reasons through various divisions, nevertheless there are no significant distinct segments or lines of business; over 95% of registrant's business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

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

             3. Corporate and resort embroidered sportswear.

                Uniforms and service apparel account for 90-95% of total sales and revenues; no other single class of product listed above accounts for more than 10% of total sales and revenues.

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




                                      I-1                                Page 2

                Registrant has a substantial number of customers, the largest of which accounted for no more than 5% of registrant's 1998 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of February 26, 1999, the backlog of all orders was approximately $6,700,000, compared to approximately $8,500,000 a year earlier.

                Registrant markets itself to its customers as a "stock house". Therefore, registrant at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Registrant's principal raw materials are textile products, generally available from a number of sources.

                While registrant owns and uses several trademarks, its mark "Fashion Seal Uniforms" (presently registered to August 7, 2007, subject to renewal) is important since more than 50% of registrant's products are sold under that name. In view of the nature of registrant's business, compliance with Federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon its operations or earnings. Substantially all of registrant's business is non-seasonal in nature. The registrant has approximately 1,800 employees.

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

         (c) Lake Village, Arkansas - Plant of approximately 35,000 square feet, leased from the City of Lake Village under lease requiring payment of only a nominal amount; used for manufacturing.

         (d) Tampa, Florida - Plant of approximately 111,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping and small retail operation.

         (e) Miami, Florida - Plant of approximately 9,000 square feet, leased from private owners under a lease expiring in 2002; used for regional sales office, warehousing, shipping, and small retail operation.





                                      I-2                                Page 3

         (f) McGehee, Arkansas - Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.

         (g) Marietta, Georgia - Plant and warehouse of approximately 26,000 square feet leased from private owners.

         (h) Memphis, Tennessee - Plant of approximately 4,000 square feet, leased from private owners under lease expiring 2002; used for warehousing, shipping and retail sales.

         (i) Miscellaneous - New Orleans, Louisiana, sales office - leased; Burbank, California, sales office - leased; Las Vegas, Nevada, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - owned.

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

                                                                        QUARTER ENDED
                         ---------------------------------------------------------------------------------------------------------
                                              1998                                                      1997
                         -----------------------------------------------              --------------------------------------------

                         Mar. 31      June 30       Sept. 30     Dec. 31              Mar. 31     June 30     Sept. 30     Dec. 31
                         -------      -------       --------     -------              -------     -------     --------     -------

Common Shares:
  High                   $17-1/2      $18-5/8       $16-3/4      $14-3/4              $14-3/8     $13         $16-3/4      $16

  Low                    $15-1/4      $15-5/16      $12-3/8      $11-5/8              $12-7/8     $11         $11-3/8      $13-1/2

  Dividends (total
    for 1998-$.51;
    1997-$.455)          $.125        $.125         $.125        $.135                $.11        $.11        $.11         $.125



         Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $18,248,000 were available at December 31, 1998 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

         On March 19, 1999, registrant had 394 shareholders of record and the closing price for registrant's common shares on the American Stock Exchange was $13.00 per share.




                               I-4, II- 1                                Page 5

Item 6.
SELECTED FINANCIAL DATA


Years Ended December 31,                     1998               1997               1996               1995               1994
                                        ------------       ------------       ------------       ------------        ------------
Net sales                               $160,717,583       $144,607,048       $141,420,626       $135,197,798        $135,067,397
                                        ------------       ------------       ------------       ------------        ------------
Costs and expenses:
     Cost of goods sold                  106,620,626         96,213,237         93,897,373         91,169,728          89,308,729
     Selling and administrative
        expenses                          36,991,002         32,903,249         32,333,924         30,162,203          28,537,946
     Business process re-
        engineering charge                 3,474,391                 --                 --                 --                  --
     Provision for dispute
        settlement                                --                 --                 --          4,250,000                  --
 Interest expense                          1,115,724          1,100,553          1,295,233            968,830             959,715
                                        ------------       ------------       ------------       ------------        ------------
                                         148,201,643        130,217,039        127,526,530        126,550,761         118,806,390
                                        ------------       ------------       ------------       ------------        ------------
Earnings before taxes on
     income                               12,515,940         14,390,009         13,894,096          8,647,037          16,261,007
Taxes on income                            4,570,000          5,220,000          5,200,000          4,885,000           6,180,000
Net earnings                            $  7,945,940       $  9,170,009       $  8,694,096       $  3,762,037        $ 10,081,007
                                        ============       ============       ============       ============        ============
Basic earnings per common
     share                                     $1.01              $1.15              $1.07              $0.45               $1.17
                                        ============       ============       ============       ============        ============
Diluted earnings per common
     share                                     $1.00              $1.14              $1.07              $0.45               $1.17
                                        ============       ============       ============       ============        ============
Cash dividends per common
     share                                     $0.51             $0.455              $0.38              $0.36               $0.32
                                        ============       ============       ============       ============        ============
At year end:
     Total assets                       $119,038,910       $108,354,855       $105,659,094       $106,133,637        $104,864,385
                                        ------------       ------------       ------------       ------------        ------------
     Long-term debt                     $ 17,600,000       $ 13,466,666       $ 15,733,333       $ 18,000,000        $ 18,600,000
                                        ------------       ------------       ------------       ------------        ------------
     Working capital                    $ 67,040,464       $ 63,764,610       $ 60,242,628       $ 55,081,842        $ 64,295,804
                                        ------------       ------------       ------------       ------------        ------------
     Shareholders' equity               $ 80,503,405       $ 78,117,115       $ 74,156,424       $ 69,517,878        $ 70,937,920
                                        ------------       ------------       ------------       ------------        ------------





MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS: In 1998 and 1997, net sales increased 11% and 2%, respectively. The increases were attributed to the continuation of new uniform programs (the Company manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets as well as corporate and resort embroidered sportswear). The 1998 increase was also attributed to the acquisition of Sope Creek in January of 1998.

As a percent of sales, cost of goods sold were 66.3% in 1998, 66.5% in 1997, and 66.4% in 1996. The decrease in 1998 was primarily the result of increased manufacturing efficiencies.

Selling and administrative expenses increased by 12% in 1998 and 2% in 1997. The increases were primarily attributable to increases in costs associated with the Company's growth in sales.




                                     II-2                               Page 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

As a percentage of sales, selling and administrative expenses have not changed significantly over the past several years and no material change is expected in 1999.

Included in earnings for the year ended December 31, 1998 are pre-tax charges (in accordance with an Emerging Issues Task Force Consensus issued November 20,
1997) in the amount of $3,474,391, as part of our 1998 commitment to business process re-engineering activities (integrated SAP systems). The business process re-engineering activities extend across substantially all operating processes of the Company's business, including inventory management, manufacturing, sales and distribution, and human resources. The Company will be utilizing SAP's R/3 product along with apparel specific enhancements in the apparel/footwear solution. The Company expects to be on the leading edge of integrated business process technology in the apparel industry. The costs associated with the charge consist primarily of charges from external consultants assisting with the implementation and external costs associated with training users. The Company expects that the project will be completed during the second quarter of 1999 and that the total remaining charge associated with the project will not be significant.

Interest expense as a percentage of sales was 0.7% in 1998, 0.8% in 1997; and in 1996 was 0.9%. The decreases in 1998 and 1997 were due to reduced fixed rate long-term debt, offset by higher borrowings outstanding on the long-term revolving credit agreement in 1998.

The effective income tax rate in 1998 was 36.5%; in 1997 it was 36.3%; and in 1996, it was 37.4%.

In 1998, the Company reported net income of 4.9% of sales with a return of 10% on average shareholders' equity. Excluding the impact of the pre-tax charge discussed above, these amounts would have been 6.3% and 12.8%, respectively. In 1997, the Company reported net income of 6.3% of sales with a return of 12.0% on average equity; for 1996, the corresponding figures were 6.2% and 12.1%.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 1998 was $67,040,464 and the working capital ratio 4.6:1; for 1997, it was $63,764,610 and the ratio 5.4:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company's operations.

In 1998, the Company's percentage of long-term debt to long-term debt and equity was 19.8%; and in 1997, it was 16.8%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $6,260,000, $2,240,000, and $2,625,000, in the years 1998, 1997 and 1996, respectively.
Capital expenditures for 1998 included approximately $4,900,000 related to the acquisition and implementation of new computer hardware and software. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

In 1996, the accumulation of cash balances which would normally be placed in cash equivalents were depleted significantly by the one-time payment of $6,500,000 to settle the government dispute. In addition, the repurchase of 80,000 common shares of the Company's





                                     II-3                               Page 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

stock had the effect of decreasing cash balances by approximately $965,000. In 1997, cash and cash equivalents increased by approximately $4,200,000 due primarily to scheduled reductions in long-term debt of approximately $2,300,000, the repurchase of 151,900 common shares of the Company's stock for a net impact of approximately $1,970,000, and the offset of cash flows from operating activities. Cash and cash equivalents decreased by approximately $8,400,000 during 1998. This decrease is attributed to scheduled reductions of fixed rate long-term debt offset by additional borrowings under the Company's long-term revolving credit agreement, the repurchase of 168,700 common shares of the Company's stock for a net impact of approximately $2,435,000, approximately $8,330,000 utilized in investing activities primarily for the computer system implementation, the acquisition of Sope Creek and recurring fixed asset additions, offset by approximately $1,380,000 of cash generated from operations.

As of December 31, 1998, under its existing $10,000,000 revolving credit agreement, the Company had available to it approximately $1,965,000. In addition, under the most restrictive terms of its agreements with its lenders, the Company could avail itself of $6,000,000 in short-term credit (see Note 6 of Notes to Financial Statements). The revolving credit agreement and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1) and payment of dividends. On December 31, 1998, under the most restrictive terms of the debt agreements, retained earnings of approximately $18,248,000 were available for declaration of dividends. The Company is currently in full compliance with all terms, conditions and covenants of its various credit agreements. With funds from such credit facility, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 1999.

THE YEAR 2000 PROJECT: The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the Year 2000 and beyond and therefore initiated a project to identify its risks with regard to Year 2000. This project consists of four phases including: collecting an inventory of potential risks, assessing the actual risk, remedial work to correct identified problems, and testing for proper operation. The first two phases of the project have been completed and systems found to be non-compliant are either being remedied or are ready for testing. All systems are expected to be tested and ready for Year 2000 operations by July 1, 1999. There can be no assurance that the Company will successfully complete the Year 2000 project. While the Company does not consider the possibility of such occurrence to be reasonably likely, if the Company does not complete significant portions of the project on a timely basis, the Company's operations and financial condition could be adversely impacted.

The Company started a project approximately two years ago to replace all of its existing business information systems with enterprise resource planning software as part of a business process re-engineering initiative. Having selected SAP R/3, a fully Year 2000 compliant product, we expect to place this system in operation in the second quarter of 1999. So as not to put the Company at risk in the event of a delay in the SAP R/3 implementation, the Company has begun, in parallel, a project to bring its existing systems into




                                      II-4                               Page 8

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

compliance. If necessary, these changes are expected to be ready for implementation by July 1, 1999.

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

The cost to repair or replace affected systems, exclusive of the SAP R/3 implementation, is estimated at $670,000. Of this amount approximately $270,000 has been incurred and expensed as of December 31, 1998. This estimate, based on currently available information, may need to be revised upon receipt of additional information from vendors and suppliers.

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

Statements contained in this Annual Report contain certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following - general economic conditions in the areas of the United States in which the Company's customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials; and the impact of Year 2000 issues.




                                      II-5                               Page 9

Item 8 - Financial Statements and Supplementary Data

SUPERIOR UNIFORM GROUP, INC.

STATEMENTS OF EARNINGS
Years Ended December 31, 1998, 1997 and 1996

                                                            1998                          1997                          1996
                                                        ------------                  ------------                  ------------
Net sales                                               $160,717,583                  $144,607,048                  $141,420,626
                                                        ------------                  ------------                  ------------
Costs and expenses:
     Cost of goods sold                                  106,620,526                    96,213,237                    93,897,373
     Selling and administrative expenses                  36,991,002                    32,903,249                    32,333,924
     Business process re-engineering charge                3,474,391                            --                            --
     Interest expense                                      1,115,724                     1,100,553                     1,295,233
                                                        ------------                  ------------                  ------------
                                                         148,201,643                   130,217,039                   127,526,530
                                                        ------------                  ------------                  ------------

Earnings before taxes on income                           12,515,940                    14,390,009                    13,894,096
Taxes on income                                            4,570,000                     5,220,000                     5,200,000
                                                        ------------                  ------------                  ------------
Net earnings                                            $  7,945,940                  $  9,170,009                  $  8,694,096
                                                        ============                  ============                  ============
Basic earnings per common share                                $1.01                         $1.15                         $1.07
                                                        ============                  ============                  ============
Diluted earnings per common share                              $1.00                         $1.14                         $1.07
                                                        ============                  ============                  ============
Dividends per common share                                     $0.51                        $0.455                         $0.38
                                                        ============                  ============                  ============


--------------------------------------------------------------------------------------------------------------------------------



STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996

                                                                                   Additional                          Total
                                                      Common        Common          Paid-In         Retained        Shareholders'
                                                      Shares        Stock           Capital         Earnings           Equity
                                                    ---------       ------        -----------      -----------      -----------

Balance, January 1, 1996                            8,133,552       $8,134        $ 9,877,548      $59,632,196      $69,517,878
   Net earnings                                                                                      8,694,096        8,694,096
   Purchase and retirement of common shares           (80,000)         (80)           (97,154)        (867,566)        (964,800)
   Cash dividends declared ($.38 per share)                                                         (3,090,750)      (3,090,750)
                                                    ---------       ------        -----------      -----------      -----------
Balance, December 31, 1996                          8,053,552        8,054          9,780,394       64,367,976       74,156,424
   Net earnings                                                                                      9,170,009        9,170,009
   Common shares issued upon
       exercise of options                             34,850           35            374,484                           374,519
   Purchase and retirement of common shares          (151,900)        (152)          (187,190)      (1,778,886)      (1,966,228)
   Cash dividends declared ($.455 per share)                                                        (3,617,609)      (3,617,609)
                                                    ---------       ------        -----------      -----------      -----------
Balance, December 31, 1997                          7,936,502        7,937          9,967,688       68,141,490       78,117,115
   Net earnings                                                                                      7,945,940        7,945,940
   Common shares issued upon exercise
       of options                                      78,725           79            907,494                           907,573
   Purchase and retirement of common shares          (168,700)        (169)          (218,022)      (2,217,294)      (2,435,485)
   Cash dividends declared ($.51 per share)                                                         (4,031,738)
                                                    ---------       ------        -----------      -----------      -----------
Balance, December 31, 1998                          7,846,527       $7,847        $10,657,160      $69,838,398      $80,503,405
                                                    ---------       ------        -----------      -----------      -----------


See Notes to Financial Statements.





                                      II-6                             Page 10

SUPERIOR UNIFORM GROUP, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                                                                            1998               1997
                                                                                        ------------       ------------
CURRENT ASSETS
     Cash and cash equivalents                                                          $    514,001       $  8,889,948
     Accounts receivable, less allowance for doubtful accounts of $250,000                32,547,966         25,585,915
     Inventories                                                                          50,761,088         42,523,009
     Prepaid expenses and other current assets                                             1,887,914          1,136,812
                                                                                        ------------       ------------
             TOTAL CURRENT ASSETS                                                         85,710,969         78,135,684
PROPERTY, PLANT AND EQUIPMENT, NET                                                        27,934,411         26,772,477
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED                                          2,773,063            813,626
OTHER ASSETS                                                                               2,620,467          2,633,068
                                                                                        ------------       ------------
                                                                                        $119,038,910       $108,354,855
                                                                                        ============       ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                   $ 10,659,144       $  6,806,955
     Accrued expenses                                                                      5,008,606          4,380,174
     Taxes on income                                                                         736,088            917,278
     Current portion of long-term debt                                                     2,266,667          2,266,667
                                                                                        ------------       ------------
             TOTAL CURRENT LIABILITIES                                                    18,670,505         14,371,074
LONG-TERM DEBT                                                                            17,600,000         13,466,666
DEFERRED INCOME TAXES                                                                      2,265,000          2,400,000
SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value - authorized 300,000 shares (none issued)                      --                 --
     Common stock, $.001 par value - authorized 50,000,000 shares, issued
             and outstanding -  7,846,527 and 7,936,502, respectively                          7,847              7,937
     Additional paid-in capital                                                           10,657,160          9,967,688
     Retained earnings                                                                    69,838,398         68,141,490
                                                                                        ------------       ------------
             TOTAL SHAREHOLDERS' EQUITY                                                   80,503,405         78,117,115
                                                                                        ------------       ------------
                                                                                        $119,038,910       $108,354,855
                                                                                        ============       ============




See Notes to Financial Statements.





                                      II-7                              Page 11

SUPERIOR UNIFORM GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              1998              1997              1996
                                                                          -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net earnings                                                        $ 7,945,940       $ 9,170,009       $ 8,694,096
      Adjustments to reconcile net earnings to net
          cash provided by operating activities:
             Depreciation and amortization                                  4,543,881         4,427,422         4,354,477
             Deferred income taxes                                           (135,000)         (230,000)        1,320,000
             Changes in assets and liabilities, net of acquisition:
                  Accounts receivable                                      (6,059,297)       (2,318,678)        1,515,980
                  Inventories                                              (7,080,644)        1,589,959        (3,023,020)
                  Prepaid expenses and other current assets                  (751,102)          146,316          (190,245)
                  Accounts payable                                          3,511,986           389,816          (213,469)
                  Accrued expenses                                           (413,880)          271,972         1,047,184
                  Liability for dispute settlement                            -                   -            (6,500,000)
                  Taxes on income                                            (181,190)          569,949          (166,804)
                                                                          -----------       -----------       -----------
      Net cash flows provided by operating activities                       1,380,694        14,016,765         6,838,199
                                                                          -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Additions to property, plant and equipment                           (6,259,024)       (2,241,544)       (2,623,072)
      Disposals of property, plant and equipment                              753,254            41,689            12,435
      Purchase of business, net of cash acquired                           (2,837,155)               --                --
      Other assets                                                             12,601          (169,609)         (274,933)
                                                                          -----------       -----------       -----------
      Net cash used in investing activities                                (8,330,324)       (2,369,464)       (2,885,570)
                                                                          -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from long-term debt                                          6,400,000                --                --
      Repayment of long-term debt                                          (2,266,667)       (2,266,667)         (600,000)
      Declaration of cash dividends                                        (4,031,738)       (3,617,609)       (3,090,750)
      Proceeds received on exercise of stock options                          907,573           374,519                --
      Common stock reacquired and retired                                  (2,435,485)       (1,966,228)         (964,800)
                                                                          -----------       -----------       -----------
      Net cash used in financing activities                                (1,426,317)       (7,475,985)       (4,655,550)
                                                                          -----------       -----------       -----------

          Net (decrease) increase in cash and cash equivalents             (8,375,947)        4,171,316          (702,921)
      Cash and cash equivalents balance, beginning of year                  8,889,948         4,718,632         5,421,553
      Cash and cash equivalents balance, end of year                      $   514,001       $ 8,889,948       $ 4,718,632
                                                                          ===========       ===========       ===========


See Notes to Financial Statements.





                                     II-8                               Page 12

SUPERIOR UNIFORM GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 1998, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a) BUSINESS DESCRIPTION--The Company manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, leisure and public safety markets. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.

b) BASIS OF PRESENTATION--On May 8, 1998, the shareholders of the Company approved a Plan of Merger between the Company and its wholly-owned subsidiary Superior Uniform Group, Inc., a Florida corporation. Superior Uniform Group, Inc. is the surviving corporation. Concurrent with the merger, the capitalization of the Company was revised to change the par value of the common stock from $1 par value to $.001 par value. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this change.

c) CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

d) INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out method) or market.

e) PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of earnings.

f) EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED--Excess costs over fair value of assets acquired arising prior to 1972 (approximately $742,000) are being carried until such time as there may be evidence of diminution of value or the term of existence of such value becomes limited. The Company's policy is to amortize excess costs arising subsequent to 1971 between 20 and 40 years.

g) IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates the carrying amount of long-lived assets to be held and used, including excess of cost over fair value of assets acquired, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is estimated to be less than its carrying amount.

h) DEPRECIATION AND AMORTIZATION--Plants and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.

i) EMPLOYEE BENEFITS--Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company has no post-retirement benefit plans other than pensions.

j) TAXES ON INCOME--The Company computes taxes currently payable upon determination of taxable income which differs from pre-tax financial statement income. Deferred taxes are provided on this difference, primarily the effect of computing depreciation of plant and equipment by accelerated methods for tax purposes and by the straight-line method for financial reporting purposes.

k) EARNINGS PER SHARE--The Company adopted the provisions of the Financial Accounting Standards Board Opinion No. 128, "Earnings Per Share," ("FAS 128"), during the fourth quarter of 1997, as required. Historical basic per share data under FAS 128 is based on the weighted average number of shares outstanding. Historical diluted per share data under FAS 128 is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

l) COMPREHENSIVE INCOME--The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing statement of earnings. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). For the year ending December 31, 1998, there are no items requiring separate disclosure in accordance with this statement.

m) OPERATING SEGMENTS--The Company adopted the provisions of FAS 131 "Disclosures about Segments of an Enterprise and Related Information." in the first quarter of 1998. FAS 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently they operate in one segment, as defined in this statement.

                                      II-9                              Page 13

n) USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION OF SOPE CREEK DIVISION:

Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc., a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000. The acquisition was accounted for under the purchase method of accounting and the purchase price of $2,873,929 was allocated as follows:

         Cash                                                        $   36,773
         Accounts receivable                                            902,754
         Inventories                                                  1,157,435
         Property, plant & equipment                                     92,021
         Excess of cost over fair value of assets acquired            2,067,461
                                                                     ----------
                           TOTAL ASSETS                              $4,256,444
                                                                     ==========

         Accounts Payable and
         Accrued Expenses                                            $1,382,515
                                                                     ==========



NOTE 3 - BUSINESS PROCESS RE-ENGINEERING CHARGE:

The statement of earnings for the year ended December 31, 1998 includes pre-tax charges (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amount of $3,474,391 as part of the Company's 1998 commitment to business process re-engineering activities (integrated SAP systems).



NOTE 4 - INVENTORIES:

                                                        December 31,
                                           ------------------------------------
                                                1998                    1997
                                           ------------            ------------
Finished goods                             $ 34,844,679            $ 25,835,299
Work in process                               3,452,278               4,627,273
Raw materials                                12,464,131              12,060,437
                                           ------------            ------------
                                           $ 50,761,088            $ 42,523,009
                                           ============            ============

The opening inventory used in computing cost of goods sold for 1996 was $41,089,948. General and administrative costs capitalized to inventories are not material.



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

                                                        December 31,
                                           ------------------------------------
                                                1998                    1997
                                           ------------            ------------
Land                                       $  2,080,661            $  2,116,331
Buildings, improvements and leaseholds       10,297,967              10,944,221
Machinery, equipment and fixtures            45,838,502              41,094,918
                                           ------------            ------------
                                             58,217,130              54,155,470
Accumulated depreciation and amortization    30,282,719              27,382,993
                                           ------------           -------------
                                           $ 27,934,411           $  26,772,477
                                           ============           =============


Depreciation and amortization charges were $4,435,857, $4,422,773, and $4,349,827 in 1998, 1997 and 1996, respectively.

NOTE 6 - LONG-TERM DEBT:


                                                        December 31,
                                           ------------------------------------
                                                1998                    1997
                                           ------------            ------------
Note payable-bank, pursuant to
  revolving credit and term loan
  agreement                                $  6,400,000           $          --
6.65% note payable to MassMutual
  Life Insurance Company, due
  $1,666,667 annually, 1998-2005             11,666,667              13,333,333
9.9% note payable to MassMutual
  Life Insurance Company, due
  $600,000 annually, 1998-2001                1,800,000               2,400,000
                                           ------------           -------------
                                             19,866,667              15,733,333
Less payments due within one year
  included in current liabilities             2,266,667               2,266,667
                                           ------------           -------------
                                           $ 17,600,000           $  13,466,666
                                           ============           =============





                                     II-10                              Page 14

On January 31, 1996, the Company entered into a 7-year Credit Agreement which made available to the Company up to $10,000,000 for 4 years on a revolving credit basis and thereafter for 3 years as a term loan with installment repayments of principal. Interest is payable at the prime rate of the lender (7.75% at December 31, 1998) for funds borrowed in domestic currency and at the lender's Eurodollar rate plus 1/2% for funds borrowed in the Eurodollar market. The Company pays a 1/10% commitment fee per annum on funds not borrowed during the 4 year revolving credit period. The debt due under the credit agreement may be prepaid, in part or in full at any time without penalty; in addition, any amount prepaid during the 4 year revolving credit term may be reborrowed without penalty. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 1998, approximately $1,635,000 was outstanding under the letters of credit. The Credit Agreement also permits additional unsecured short-term borrowing from banks up to $6,000,000 without any "clean-up" requirements.

The Credit Agreement and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($55,000,000), working capital ratio (2.5:1), and payment of dividends. At December 31, 1998, under the most restrictive terms of the debt agreements, retained earnings of approximately $18,248,000 were available for declaration of dividends. The Company is currently in full compliance with all terms, conditions and covenants of the various credit agreements.

Principal payments on long-term obligations are $2,266,667 in 1999; $4,400,000 in 2000 and 2001; $3,800,000 in 2002; and $1,666,667 in each of the years from
2003 through 2005, assuming the balance outstanding on the revolving credit loan converts to a term loan in 2000.


NOTE 7 - TAXES ON INCOME:

Aggregate income tax provisions (benefits) consist of the following:


                                                         1998           1997           1996
                                                     -----------    -----------     -----------
Current:
     Federal                                         $ 4,165,000    $ 4,960,000     $ 3,205,000
     State and local                                     540,000        490,000         675,000
                                                     -----------    ------------    -----------
                                                       4,705,000      5,450,000       3,880,000
Deferred                                                (135,000)      (230,000)      1,320,000
                                                     ===========    ===========     ===========
                                                     $ 4,570,000    $ 5,220,000     $ 5,200,000
                                                     ===========    ===========     ===========

The significant components of the deferred income tax liability are as follows:


                                                                        1998            1997
                                                                    ------------    ------------
Deferred income tax assets:
     Operating reserves and other accruals                           $   815,000     $   725,000

Deferred income tax liabilities:
     Book carrying value in excess of tax basis of property            2,630,000       2,839,000
     Deferred expenses                                                   450,000         286,000
                                                                     -----------     -----------

Net deferred income tax liability                                    $ 2,265,000     $ 2,400,000
                                                                     ===========     ===========


The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:


                                                         1998           1997           1996
                                                         ----           ----           ----
Statutory Federal income tax rate                        34.2%          34.3%          34.2%
State and local income taxes, net of Federal
  income tax benefit                                      2.8            2.2            3.2
Other items                                              (0.5)          (0.2)            --
                                                         ----           ----           ----
Effective income tax rate                                36.5%          36.3%          37.4%
                                                         ====           ====           ====





                                     II-11                              Page 15

NOTE 8 - PENSION PLANS:

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

Net periodic pension cost for 1998, 1997 and 1996 included the following components:





                                                               1998                1997                   1996
                                                           -----------          -----------            ----------
Service cost - benefits earned during the period           $   664,000          $   683,000            $  702,000
Interest cost on projected benefit obligation                  989,000            1,014,000             1,041,000
Expected return on plan assets                              (1,144,000)          (1,072,000)             (991,000)
Amortization of transition obligation                           33,000               53,000                53,000
Amortization of prior service cost                             296,000              394,000               373,000
Recognized actuarial gain                                     (310,000)            (278,000)              (56,000)
Settlement gain                                               (421,000)             (66,000)                   --
Curtailment loss                                                    --              440,000                    --
                                                           -----------          -----------            ----------
Net periodic pension cost after curtailments
   and settlements                                         $   107,000          $ 1,168,000            $1,122,000
                                                           ===========          ===========            ==========


Assumptions used in the calculation of net periodic pension cost (one corporate plan and four plant/factory plans) for the three years ended December 31, 1998 were:



                                                    Long Term Rate
                   Discount Rate                       of Return                       Salary Scale
                -------------------                 --------------                     ------------
                Corp.        Plants               Corp.        Plants               Corp.        Plants
                -----        ------               -----        ------               -----        ------
    1996        7.00%        7.00%                8.00%        8.00%                4.50%         N/A
    1997        7.50%        7.50%                8.00%        8.00%                4.50%         N/A
    1998        7.25%        7.25%                8.00%        8.00%                4.50%         N/A



                                     II-12                              Page 16

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1998 and 1997, for its pension plans:



                                                               December 31, 1998                        December 31, 1997
                                                     ----------------------------------        --------------------------------
                                                      Assets Exceed        Accumulated         Assets Exceed        Accumulated
                                                       Accumulated          Benefits            Accumulated           Benefits
                                                         Benefits         Exceed Assets           Benefits         Exceed Assets
                                                      -------------       -------------        -------------       -------------
CHANGES IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                $15,337,495          $ 375,080           $12,647,183          $2,923,243
Service Cost                                               642,947             20,879               632,725              50,694
Interest Cost                                              954,638             34,802               831,837             182,586
Actuarial (gain) or loss                                   536,258            223,588               (94,328)           (241,761)
Settlement/Curtailment                                  (2,013,444)                --               (25,311)             21,631
Benefits Paid                                             (883,451)                --            (1,050,301)           (165,623)
                                                       -----------          ---------           -----------          ----------
Benefit obligation end of year                          14,574,443            654,349            12,941,805           2,770,770
                                                       -----------          ---------           -----------          ----------
CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year          16,075,964                 --            12,395,400           2,034,865
Actual return on assets                                  3,201,766                 --             2,314,183             293,581
Employer contributions                                          --                 --               108,327             145,532
Benefits paid                                             (883,451)                --            (1,050,301)           (165,623)
Settlements                                             (1,901,234)                --                    --                  --
                                                       -----------          ---------           -----------          ----------
Fair value of plan assets at end of year                16,493,045                 --            13,767,609           2,308,355
                                                       -----------          ---------           -----------          ----------
Funded Status                                            1,918,602           (654,349)              825,804            (462,415)
Unrecognized transition obligation                          33,220                 --                 1,381              64,592
Unrecognized actuarial gain                             (3,676,048)          (129,184)           (3,129,054)           (339,153)
Unrecognized prior service costs                           823,958            366,862             1,250,909             577,928
Additional minimum liability                                    --                 --                    --            (269,624)
                                                       -----------          ---------           -----------          ----------
Accrued benefit costs                                  $  (900,268)         $(416,671)          $ 1,050,960          $ (428,672)
                                                       ===========          =========           ===========          ==========





NOTE 9 - QUARTERLY RESULTS FOR 1997 AND 1998:


                                                                          Quarter Ended
                                                   -----------------------------------------------------------------
                                                    March 31,       June 30,         September 30,      December 31,
                                                      1997            1997               1997               1997
                                                   -----------     ----------        -------------      ------------
                                                                           (Unaudited)

Net sales                                          33,513,631      37,518,173         37,117,239          36,458,005
Gross profit                                       11,269,936      12,561,234         12,486,253          12,076,388
                                                   ----------      ----------         ----------          ----------
Earnings before taxes on income                     2,920,056       3,718,602          3,932,193           3,819,158
                                                   ----------      ----------         ----------          ----------
Net earnings                                        1,825,056       2,323,602          2,458,193           2,563,158
                                                   ==========      ==========         ==========          ==========
Basic earnings per common share                         $0.23           $0.29              $0.31               $0.32
                                                   ==========      ==========         ==========          ==========
Diluted earnings per common share                       $0.22           $0.29              $0.30               $0.32
                                                   ==========      ==========         ==========          ==========
Dividends per common share                              $0.11           $0.11              $0.11              $0.125
                                                   ==========      ==========         ==========          ==========
Average outstanding shares (Basic)                  8,054,905       7,992,148          7,975,914           7,964,398
                                                   ==========      ==========         ==========          ==========
Average outstanding shares (Diluted)                8,115,932       8,020,928          8,063,110           7,927,886
                                                   ==========      ==========         ==========          ==========




                                     II-13                              Page 17


                                                                          Quarter Ended
                                                   -----------------------------------------------------------------
                                                    March 31,       June 30,         September 30,      December 31,
                                                      1998            1998               1998               1998
                                                   -----------     ----------        -------------      ------------
                                                                           (Unaudited)

Net sales                                          37,432,507      38,704,155         41,675,244         42,905,677
Gross profit                                       12,641,222      13,070,657         13,943,285         14,441,893
                                                   ----------      ----------         ----------         ----------
Earnings before taxes on income                     2,451,121       2,824,491          3,376,479          3,863,849
                                                   ----------      ----------         ----------         ----------
Net earnings                                        1,561,121       1,804,491          2,156,479          2,423,849
                                                   ==========      ==========         ==========         ==========
Basic earnings per common share                         $0.20           $0.23              $0.27              $0.31
                                                   ==========      ==========         ==========         ==========
Diluted earnings per common share                       $0.20           $0.23              $0.27              $0.31
                                                   ==========      ==========         ==========         ==========
Dividends per common share                             $0.125          $0.125             $0.125             $0.135
                                                   ==========      ==========         ==========         ==========
Average outstanding shares (Basic)                  7,871,098       7,892,173          7,896,163          7,848,660
                                                   ==========      ==========         ==========         ==========
Average outstanding shares (Diluted)                8,001,605       8,005,644          7,967,220          7,891,511
                                                   ==========      ==========         ==========         ==========


The independent certified public accountants made a limited review of the 1997 and 1998 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such review was substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.

NOTE 10 - RENTALS:

Aggregate rent expense, including month-to-month rentals, approximated $767,000, $520,000 and $550,000, for the years ended December 31, 1998, 1997, and 1996, respectively. Long-term lease commitments are as follows: 1999 - $607,000; 2000 - $566,000; 2001 - $412,000; 2002 - $213,000; 2003 and
thereafter - $208,000.

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

NOTE 12 - STOCK OPTIONS:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 1998 follows:




                                     II-14                              Page 18


                                                  No. of         Weighted Average                          Market
                                                  Shares          Exercise Price          Total            Price
                                                  -------        ----------------      -----------       ----------
Outstanding January 1, 1996                       550,050             $14.59           $ 8,027,528

       Granted                                    163,825              10.56             1,730,449         $1,721,378
       Cancelled                                  (11,550)             13.49              (155,763)
                                                  -------             ------           -----------
Outstanding December 31, 1996                     702,325              13.67             9,602,214
       Granted                                    137,275              13.88             1,905,347         $1,896,272
       Exercised                                  (34,850)             10.75              (374,519)
       Lapsed                                    (277,200)             16.59            (4,598,087)
       Cancelled                                  (48,375)             14.98              (724,834)
                                                  -------             ------           -----------
Outstanding December 31, 1997                     479,175              12.13             5,810,121
       Granted                                    135,050              15.72             2,122,525         $2,113,450
       Exercised                                  (78,725)             11.53              (907,573)
       Cancelled                                  (11,975)             13.32              (159,527)
                                                  -------             ------           -----------
Outstanding December 31, 1998                     523,525             $13.11           $ 6,865,546
                                                  =======             ======           ===========


The weighted average remaining life for options outstanding at December 31, 1998 was 2.7 years. At December 31, options available to issue were 1,102,875 for 1996, 1,291,175 for 1997 and 1,168,100 for 1998. Options have never been repriced by the Company in any year.

The effect on compensation expense, if determined under the provisions of FAS 123, "Accounting for Stock-Based Compensation" based on the fair value at the grant date consistent with those provisions is not material to net earnings or net earnings per common share. The fair value of options granted is not significant. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model based on the following assumptions:

                                                            Related Party
                                                                Options                        Other Options
                                                            -------------                      -------------
Exercise price
     1998                                                     $18.15                          $15.00 - $16.50
     1997                                                     $15.13                          $13.75 - $13.88
     1996                                                     $11.28                          $10.25 - $10.88
Market price
     1998                                                     $16.50                          $15.00 - $16.50
     1997                                                     $13.75                          $13.75 - $13.88
     1996                                                     $10.25                          $10.25 - $10.88
Risk free interest rate
     1998                                                     5.43%                           5.43% - 5.62%
     1997                                                     6.17%                           6.08% - 6.17%
     1996                                                     5.25%                           5.25% - 6.55%
Expected option life                                          5 years                         5 years
Expected volatility
     1998                                                     26.2%                           24.9% - 26.2%
     1997                                                     26.5%                           26.2% - 26.5%
     1996                                                     25.2%                           25.2% - 25.7%
Dividend yield                                                 3%                              3%


                                     II-15                              Page 19

NOTE 13 - EARNINGS PER SHARE:

The following table represents the computation of basic and diluted earnings per share:

                                                                1998                  1997                  1996
                                                             ----------            ----------            ----------
Net income                                                   $7,945,940            $9,170,009            $8,694,096
Weighted average shares outstanding                           7,877,024             7,996,536             8,125,465
Basic earnings per common share                                   $1.01                 $1.15                 $1.07
                                                             ==========            ==========            ==========


                                                                1998                  1997                  1996
                                                             ----------            ----------            ----------
Net Income                                                   $7,945,940            $9,170,009            $8,694,096
Weighted average shares outstanding                           7,877,024             7,996,536             8,125,465
Common stock equivalents                                         88,901                65,428                17,493
                                                             ----------            ----------            ----------
Total weighted average shares outstanding                     7,965,925             8,061,964             8,142,958
Diluted earnings per common share                                 $1.00                 $1.14                 $1.07
                                                             ==========            ==========            ==========




NOTE 14 - ACCRUED EXPENSES:

                                                                     December 31,
                                                             --------------------------------
                                                                1998                  1997
                                                             ----------            ----------
Salaries, wages, commissions and vacation pay                $2,574,205            $2,071,405

Other accrued expenses                                        2,434,401             2,308,769
                                                             ----------            ----------
                                                             $5,008,606            $4,380,174
                                                             ==========            ==========



NOTE 15 - SUPPLEMENTAL INFORMATION:


                                                                            Year Ended December 31,
                                                             ------------------------------------------------------
                                                                1998                  1997                  1996
                                                             ----------            ----------            ----------
      Income taxes paid                                      $4,586,097            $4,680,144            $3,846,804
                                                             ==========            ==========            ==========
      Interest paid                                          $1,200,456            $1,248,171            $1,453,201
                                                             ==========            ==========            ==========





                                     II-16                              Page 20

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Superior Uniform Group, Inc.
Seminole, Florida


We have audited the accompanying balance sheets of Superior Uniform Group, Inc. (formerly Superior Surgical Mfg. Co., Inc.) (the "Company") as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




/s/  Deloitte & Touche LLP



Tampa, Florida
February 19, 1999








                                     II-17                             Page 21

                                    PART II


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      NONE



                                    PART III


Items 10, 11,   Directors and Executive Officers; Executive Compensation;
12 and 13       Security Ownership of Management and others; Certain
                Transactions.


The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Directors and Officers, Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1999, a copy of which will be filed with the Securities and Exchange Commission on or before March 30, 1999.




                                  II-18, III-1                         Page 22

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                                        Page
         (a)   1.    Financial Statements
                        The following financial statements of Superior Uniform Group, Inc.
                        are included in Part II, Item 8:
                          Statements of earnings - years ended
                          December 31, 1998, 1997 and 1996......................................................        11-6
                        Statements of shareholders' equity - years
                          ended December 31, 1998, 1997 and 1996................................................        11-6
                        Balance sheets - December 31, 1998 and 1997.............................................        11-7
                        Statements of cash flows - years ended
                          December 31, 1998, 1997 and 1996......................................................        11-8

                        Notes to financial statements...........................................................    11-9 to 11-16
                        Opinion of independent certified public accountants.....................................        11-17

         (a)   2.    Financial Statement Schedules
                         All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

         (a)   3.    Exhibits

                       See Exhibit Index

         (b)         Reports on Form 8-K:

                         There were no reports on Form 8-K for the three months ended December 31, 1998.

         (c)         See (a) 3. above.

         (d)         None



                                     IV-1                              Page 23

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUPERIOR UNIFORM GROUP, INC.


                                           /s/ Gerald M. Benstock
                                           ------------------------------------
                                       BY: Gerald M. Benstock
                                           (Chairman and Chief Executive
                                           Officer)


                                           /s/ Andrew D. DeMott, Jr.
                                           ------------------------------------
                                       BY: Andrew D. Demott, Jr.
                                           (Treasurer and Principal Accounting
                                           Officer)
DATE: March 25, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael Benstock                          /s/ Alan D. Schwartz
-------------------------------------         --------------------------------
Michael Benstock, March 25, 1999              Alan D. Schwartz, March 25, 1999
(Director)                                    (Director)

/s/ Saul Schechter                            /s/ Peter Benstock
-------------------------------------         --------------------------------
Saul Schechter, March 25, 1999                Peter Benstock, March 25, 1999
(Director)                                    (Director)

/s/ Manuel Gaetan                             /s/ Sidney Kirschner
-------------------------------------         --------------------------------
Manuel Gaetan, March 25, 1999                 Sidney Kirschner, March 25, 1999
(Director)                                    (Director)





                                      IV-2                              Page 24

                          SUPERIOR UNIFORM GROUP, INC.
                                 EXHIBIT INDEX

(a)   3.   Exhibits

              Exhibit No.:        Description
              ------------        -----------

                           3.1    Amended and restated Articles of
                                  Incorporation of the Registrant filed as
                                  Exhibit 3.1 to the Registrant's Interim
                                  Report on Form 10-Q for the quarter ended
                                  June 30, 1998 and incorporated herein by reference.

                           3.2    By-Laws of the Registrant filed as Exhibit
                                  3.2 to the Registrant's 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

                           4.1 Credit Agreement dated January 31, 1996, between the Registrant and Chemical Bank, filed with the Commission as Exhibit 4.1 in Registrant's 1995 Form 10-K which is hereby incorporated herein by reference.

                           4.2 Note Agreement dated January 5, 1994 between the registrant and Massachusetts Mutual Life Insurance Company filed with the Commission as Exhibit 4.2 in registrant's 1994 Form 10-Q for the quarter ended March 31, 1994 which is hereby incorporated herein by reference. (The Registrant, by signing this Registration Statement, agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.)

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

                           13. Forms 10-Q for the first three quarters of 1998 - herein incorporated by reference to Registrant's filings thereof with the Securities and Exchange Commission.

                           23.    Consent of independent accountants.

                           27. Financial Data Schedule for year ended December 31, 1998 (For SEC use only.)

                           99. The information contained under the headings "Directors and Executive Officers, Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Registrant to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders, to be filed on or before March 30, 1999 is hereby incorporated herein by reference.




                                      IV-3                             Page 25