Form 10-Q
period 1999-03-31
SUPERIOR UNIFORM GROUP INC
filed 1999-05-03
CIK 95574

                                    FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    (Mark One)

         -----
           X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
         -----     SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

                                       OR

         -----
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         -----     SECURITIES EXCHANGE ACT OF 1934


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

         As of the date of this report, the registrant had 7,834,727 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

             ITEM 1.   Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                         CONDENSED SUMMARY OF OPERATIONS

                                                                             Three Months Ended March 31,
                                                                       ----------------------------------------
                                                                             1999                   1998
                                                                       -----------------      -----------------
                                                                                      (Unaudited)
             Net sales                                                 $     37,504,104       $      37,432,507
                                                                       ----------------       -----------------
             Costs and expenses:
               Cost of goods sold                                            24,878,451              24,791,285
               Selling and administrative expenses                            9,416,552               8,902,639
               Business process re-engineering costs                                  -               1,094,912
               Interest expense                                                 346,106                 192,550
                                                                       ----------------       -----------------
                                                                             34,641,109              34,981,386
                                                                       ----------------       -----------------

             Earnings before taxes on income                                  2,862,995               2,451,121
             Taxes on income                                                  1,051,000                 890,000
                                                                       ----------------       -----------------

             Net earnings                                              $      1,811,995       $       1,561,121
                                                                       ================       =================

             Weighted average number of shares out-
               standing during the period (Basic)                             7,847,255 Shs.          7,871,098 Shs.
                                          (Diluted)                           7,895,357 Shs.          8,001,605 Shs.

               Basic earnings per common share                         $           0.23       $            0.20
                                                                       ================       =================
               Diluted earnings per common share                       $           0.23       $            0.20
                                                                       ================       =================

               Cash dividends declared per common
                 share                                                 $          0.135       $           0.125
                                                                       ================       =================

             The results of the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the full year ending December 31, 1999.

             See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                 March 31,
                                                                    1999              December 31,
                                                                (Unaudited)               1998
                                                              ----------------      ----------------
                                                                                             (1)
CURRENT ASSETS:
  Cash and cash equivalents                                   $      9,417,902      $        514,001
  Accounts receivable and other current assets                      30,117,544            34,435,880
  Inventories*                                                      51,071,471            50,761,088
                                                              ----------------      ----------------

         TOTAL CURRENT ASSETS                                       90,606,917            85,710,969

PROPERTY, PLANT AND EQUIPMENT, net                                  28,032,029            27,934,411
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                                   2,746,057             2,773,063
OTHER ASSETS                                                         2,706,721             2,620,467
                                                              ----------------      ----------------
                                                              $    124,091,724      $    119,038,910
                                                              ================      ================


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                            $      9,078,699      $     10,659,144
  Other current liabilities                                          6,591,867             5,744,694
  Current portion of long-term debt                                  3,050,469             2,266,667
                                                              ----------------      ----------------

         TOTAL CURRENT LIABILITIES                                  18,721,035            18,670,505

LONG-TERM DEBT, net of current portion                              21,999,531            17,600,000
DEFERRED INCOME TAXES                                                2,100,000             2,265,000
SHAREHOLDERS' EQUITY                                                81,271,158            80,503,405
                                                              -----------------     ----------------
                                                              $    124,091,724      $    119,038,910
                                                              =================     ================

*    Inventories consist of the following:

                                                                  March 31,
                                                                    1999              December 31,
                                                                (Unaudited)               1998
                                                              ----------------      ----------------
             Finished goods                                   $     35,601,203      $     34,844,679
             Work in process                                         4,204,746             3,452,278
             Raw materials                                          11,265,522            12,464,131
                                                              ----------------      ----------------
                                                              $     51,071,471      $     50,761,088
                                                              ================      ================

(1) The balance sheet as of December 31, 1998 has been derived from the audited financial statement as of that date and has been condensed.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.

                         CONDENSED SUMMARY OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                            ---------------------------------
                                                                               1999                   1998
                                                                            ----------             ----------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                           $    1,811,995        $   1,561,121
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                              967,776            1,043,810
       Deferred income taxes                                                     (165,000)             (40,000)
       Changes in assets and liabilities, net of acquisition:
         Accounts receivable and other current assets                           4,318,336               21,876
         Inventories                                                             (310,383)          (1,905,218)
         Accounts payable                                                      (1,580,445)           2,464,955
         Other current liabilities                                                847,173               25,828
                                                                           --------------        -------------
    Net cash flows provided by operating
     activities                                                                 5,889,452            3,172,372
                                                                           --------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment                                (1,052,051)            (857,117)
    Proceeds from disposals of property, plant and equipment                       13,663              159,881
    Purchase of business, net of cash acquired                                                      (2,837,155)
    Other assets                                                                  (86,254)             (45,814)
                                                                           --------------        -------------
    Net cash (used) in investing activities                                    (1,124,642)          (3,580,205)
                                                                           --------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Declaration of cash dividends                                              (1,059,430)            (979,363)
    Proceeds from long-term debt                                               12,000,000
    Repayment of Long-Term Debt                                                (6,816,667)            (416,666)
    Common stock acquired and retired                                           -                   (1,780,701)
    Proceeds received on exercised stock options                                   15,188              479,661
                                                                           --------------        -------------
    Net cash provided by (used in) financing activities                         4,139,091           (2,697,069)
                                                                           --------------        -------------
    Net increase (decrease) in cash and cash
      equivalents                                                               8,903,901           (3,104,902)

Cash and cash equivalents balance,
  beginning of year                                                               514,001            8,889,948
                                                                           --------------        -------------
Cash and cash equivalents balance,
  end of period                                                            $    9,417,902        $   5,785,046
                                                                           ==============        =============

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

         d)   Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                            1999                1998
                                                                            ----                ----
                  Net income                                              $1,811,995          $1,561,121
                  Weighted average shares
                      Outstanding                                          7,847,255           7,871,098
                  Basic earnings per common
                      Share                                               $      .23          $      .20

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             1999                1998
                                                                             ----                ---
                  Net Income                                              $1,811,995          $1,561,121
                  Weighted average shares
                      Outstanding                                          7,847,255           7,871,098

                  Common stock equivalents                                    48,102             130,507
                  Total weighted average shares
                      Outstanding                                          7,895,357           8,001,605
                  Diluted earnings per common                             $      .23          $      .20

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

         f) Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of March 31, 1999, there are no items requiring separate disclosure in accordance with this statement.

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

         h) Reclassifications

Certain reclassifications to the 1998 financial information have been made to conform to the 1999 presentation.

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
                                                                          ==========

Note 3 - Business Process Re-Engineering:

The condensed summaries of operations for the three month period ended March 31, 1998 includes a pre-tax charge (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amount of $1,094,912, as part of the Company's commitment to business process re-engineering activities (integrated SAP systems).

Note 5 - Subsequent Event:

NOTE 4 - Long-Term Debt:

                                                                              March 31,
                                                                     1999                 1998
                                                              ---------------        ---------------
Note payable - bank, pursuant to revolving
   credit and term loan agreement                             $                       $    6,400,000

Note payable - bank, pursuant to revolving
   credit agreement, maturing March 26, 2002                                 -                     -

6.75% term loan payable to First Union, with
   monthly payments of principal and interest,
   maturing April 1, 2009                                           12,000,000                     -

6.65% note payable to Massachusetts Mutual
   Life Insurance Company due $1,666,667
   annually, 1998-2005                                              11,250,000            11,666,667

9.9% note payable to Massachusetts  Mutual
   Life Insurance Company due $600,000
   annually, 1998-2001                                               1,800,000             1,800,000
                                                              ----------------        --------------
                                                              $     25,050,000        $   19,866,667

Less payments due within one year included
   in current liabilities                                            3,050,469             2,266,667
                                                              ----------------        --------------
                                                              $     21,999,531        $   17,600,000
                                                              ================        ==============

On March 26, 1999, the Company entered into a new 3-year credit agreement that replaced the Company's existing revolving credit agreement and made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($60,000,000), working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 1999, under the most restrictive terms of the debt agreements, retained earnings of approximately $18,525,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Note 5 - Subsequent Event:
On April 1, 1999, the Company acquired substantially all of the net assets of The Empire Company, ("Empire") a supplier of uniforms, corporate I.D. wear and promotional products. The acquisition will be accounted for utilizing the purchase method of accounting. The acquisition price, subject to adjustment, was approximately $9,100,000 in cash plus the assumption of certain liabilities. Total assets of Empire were approximately $4,575,000 and total revenues for 1998 were approximately $14,000,000.

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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1998, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1998, heretofore filed with registrant's Form 10-K.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of March 31, 1999 and the condensed summaries of operations and of cash flows for the three months ended March 31, 1999 and 1998. This condensed financial information is the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial information for it to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Superior Uniform Group, Inc. as of December 31, 1998, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

April 28, 1999

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales have increased from $37,432,507 for the three months ended March 31, 1998 to $37,504,104 for the three months ended March 31, 1999.

Cost of goods sold approximated 66.3% and 66.2%, respectively for the three months ended March 31, 1999 and 1998.

Selling and administrative expenses, as a percentage of sales, were approximately 25% and 23.8%, respectively for the first three months of 1999 and 1998. The increase is primarily attributed to higher payroll related costs in 1999.

Interest expense of $346,106 for the three month period ended March 31, 1999 increased 79.7% from $192,550 for the similar period ended March 31, 1998 due primarily to higher average borrowings outstanding under the revolving credit agreement.

Net earnings increased 16.1% to $1,811,995 for the three months ended March 31, 1999 as compared to net earnings of $1,561,121 for the same period ended March 31, 1998. Included in our earnings for the first quarter of 1998 is a pre-tax charge (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amount of $1,094,912 as part of our commitment to business process re-engineering activities (integrated SAP systems). The Company does not expect to incur significant additional re-engineering process charges during 1999.

Accounts receivable and other current assets decreased 12.5% from $34,435,880 on December 31, 1998 to $30,117,544 as of March 31, 1999, primarily due to decreased sales in the first three months of 1999 as compared to the last three months of 1998.

Inventories as of March 31, 1999 increased 0.6% to $51,071,471 from $50,761,088 on December 31, 1998.

Accounts payable decreased 14.8% from $10,659,144 on December 31, 1998 to $9,078,699 on March 31, 1999 primarily due to decreases in purchases of raw material inventories.

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

The Company started a project approximately two years ago to replace all of its existing business information systems with enterprise resource planning software as part of a business process re-engineering initiative. Having selected SAP R/3, a fully Year 2000 compliant product, we expect to place this system in operation in the second quarter of 1999. So as not to put the Company at risk in the event of a delay in the SAP R/3 implementation, the company has begun, in parallel, a project to bring its existing systems into compliance. If necessary, these changes are expected to be ready for implementation by July 1, 1999.

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

The cost to repair or replace affected systems, exclusive of the SAP R/3 implementation, is estimated at $670,000. Of this amount approximately $431,000 has been incurred and expensed as of March 31, 1999. This estimate, based on currently available information, may need to be revised upon receipt of additional information from vendors and suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $8,903,901 from $514,001 on December 31, 1998 to $9,417,902 as of March 31, 1999. Additionally, total borrowings under long-term debt agreements increased by $4,399,531 from $17,600,000 on December 31, 1998 to $21,999,531 on March 31, 1999. On March 26, 1999, the Company
entered into a new 3-year credit agreement that replaced its existing revolving credit agreement and made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one month LIBOR rate for U.S. dollar based borrowings. There were no borrowings outstanding under this agreement as of March 31, 1999. On the same date, the Company also entered into a $12,000,000 10-year term loan with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80%. Concurrent with the execution of the term loan agreement, the Company entered into a matching interest rate swap agreement to fix the interest rate on the term loan at 6.75%. The funds from the new term loan were utilized to pay the outstanding balance on the existing revolver and the remaining funds were subsequently utilized to fund the acquisition of The Empire Company. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

During the three months ended March 31, 1999 and 1998, respectively, the Company paid cash dividends of $1,059,430 and $979,363. During those same periods, the Company reacquired and retired 0 and 114,600 shares, respectively, with costs of $0 and $1,780,701. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

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

      None.

ITEM 5.      Other Information

      Inapplicable.

ITEM 6.      Exhibits and Reports on Form 8-K

      a)     Exhibits

             4.1 Loan Agreement dated March 26, 1999 between the Registrant and First Union Bank

              15      Letter re: unaudited interim financial information.

              27 Financial Data Schedule for the quarter ended March 31, 1999 (for SEC use only).

      b)     Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 3, 1999           SUPERIOR UNIFORM GROUP, INC.

                              By        /s/ Gerald M. Benstock
                                    ----------------------------------------
                                      Gerald M. Benstock
                                      Chairman and Chief Executive Officer

                              By        /s/ Andrew D. Demott, Jr.
                                    ----------------------------------------
                                      Andrew D. Demott, Jr.
                                      Vice President,  CFO, Treasurer
                                      and Principal Accounting Officer