Form 10-Q
period 1999-06-30
SUPERIOR UNIFORM GROUP INC
filed 1999-08-09
CIK 95574

                                    FORM lO-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

Yes [X]       No  [ ]

         As of August 5, 1999, the registrant had 7,727,727 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.

                        CONDENSED SUMMARY OF OPERATIONS


                                                                         Three Months Ended June 30,
                                                                    ------------------------------------
                                                                        1999                     1998
                                                                    -----------              -----------
                                                                                (Unaudited)
Net sales                                                           $42,826,112              $38,704,155
                                                                    -----------              -----------
Costs and expenses:
  Cost of goods sold                                                 28,339,514               25,633,498
  Selling and administrative expenses                                10,567,764                8,948,720
  Business process re-engineering costs                                      --                1,055,171
  Interest expense                                                      461,722                  242,275
                                                                    -----------              -----------
                                                                     39,369,000               35,879,664
                                                                    -----------              -----------

Earnings before taxes on income                                       3,457,112                2,824,491
Taxes on income                                                       1,268,000                1,020,000
                                                                    -----------              -----------
Net earnings                                                        $ 2,189,112              $ 1,804,491
                                                                    ===========              ===========

Weighted average number of shares
  outstanding during the period (Basic)                               7,779,473 Shs.           7,892,173 Shs.
                                (Diluted)                             7,817,253 Shs.           8,005,644 Shs.

  Basic earnings per common share                                   $      0.28              $      0.23
                                                                    ===========              ===========
  Diluted earnings per common share                                 $      0.28              $      0.23
                                                                    ===========              ===========

  Cash dividends declared per common
    share                                                           $     0.135              $     0.125
                                                                    ===========              ===========



                                                                          Six Months Ended June 30,
                                                                    ------------------------------------
                                                                        1999                     1998
                                                                    -----------              -----------
                                                                                (Unaudited)

Net sales                                                           $80,330,216              $76,136,662
                                                                    -----------              -----------

Costs and expenses:
  Cost of goods sold                                                 53,217,965               50,424,783
  Selling and administrative expenses                                19,984,316               17,851,359
  Business process re-engineering costs                                      --                2,150,083
  Interest expense                                                      807,828                  434,825
                                                                    -----------              -----------
                                                                     74,010,109               70,861,050
                                                                    -----------              -----------

Earnings before taxes on income                                       6,320,107                5,275,612
Taxes on income                                                       2,319,000                1,910,000
                                                                    -----------              -----------

Net earnings                                                        $ 4,001,107              $ 3,365,612
                                                                    ===========              ===========

Weighted average number of shares
  outstanding during the period (Basic)                               7,813,364 Shs.           7,881,636 Shs.
                                (Diluted)                             7,856,305 Shs.           8,002,485 Shs.

  Basic earnings per common share                                   $      0.51              $      0.43
                                                                    ===========              ===========

  Diluted earnings per common share                                 $      0.51              $      0.42
                                                                    ===========              ===========

  Cash dividends declared per common
    share                                                           $      0.27              $      0.25
                                                                    ===========              ===========

The results of the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the full year ending December 31, 1999.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                                 June 30,
                                                                   1999             December 31,
                                                               (Unaudited)              1998(1)
                                                              ------------          ------------
      CURRENT ASSETS:
        Cash and cash equivalents                             $    849,400          $    514,001
        Accounts receivable and other current assets            31,560,273            34,435,880
        Inventories*                                            49,375,017            50,761,088
                                                              ------------          ------------

               TOTAL CURRENT ASSETS                             81,784,690            85,710,969

      PROPERTY, PLANT AND EQUIPMENT, NET                        29,360,146            27,934,411
      EXCESS OF COST OVER FAIR VALUE OF
         ASSETS ACQUIRED                                         8,798,624             2,773,063
      OTHER ASSETS                                               2,719,734             2,620,467
                                                              ------------          ------------
                                                              $122,663,194          $119,038,910
                                                              ============          ============



                     LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES:
        Accounts payable                                      $  9,091,018          $ 10,659,144
        Other current liabilities                                6,496,575             5,744,694
        Current portion of long-term debt                        3,147,891             2,266,667
                                                              ------------          ------------

               TOTAL CURRENT LIABILITIES                        18,735,484            18,670,505

      LONG-TERM DEBT                                            21,046,757            17,600,000
      DEFERRED INCOME TAXES                                      2,130,000             2,265,000
      SHAREHOLDERS' EQUITY                                      80,750,953            80,503,405
                                                              ------------          ------------
                                                              $122,663,194          $119,038,910
                                                              ============          ============

* Inventories consist of the following:

                                                                June 30,
                                                                  1999              December 31,
                                                               (Unaudited)              1998
                                                              ------------          ------------
Finished goods                                                $ 35,306,071          $ 34,844,679
Work in process                                                  3,785,926             3,452,278
Raw materials                                                   10,283,020            12,464,131
                                                              ------------          ------------
                                                              $ 49,375,017          $ 50,761,088
                                                              ============          ============

(1) The balance sheet as of December 31, 1998 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                        CONDENSED SUMMARY OF CASH FLOWS

                                                                        Six Months Ended June 30,
                                                                   ----------------------------------
                                                                       1999                  1998
                                                                   ------------           -----------
                                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                   $  4,001,107           $ 3,365,612
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                  2,015,675             2,175,187
       Deferred income taxes                                           (135,000)               35,000
       Changes in assets and liabilities:
         Accounts receivable and other current
           assets                                                     4,767,582            (1,453,790)
         Inventories                                                  3,004,426            (5,924,592)
         Accounts payable                                            (2,146,123)            3,337,170
         Other current liabilities                                       40,200              (696,031)
                                                                   ------------           -----------

    Net cash flows provided from operating
     activities                                                      11,547,867               838,556
                                                                   ------------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                       (2,762,223)           (2,358,435)
    Proceeds from disposal of property, plant & equipment                28,463               462,863
    Purchase of businesses, net of cash acquired                     (8,959,181)           (2,837,155)
    Other assets                                                        (93,949)             (340,162)
                                                                   ------------           -----------

    Net cash (used) in investing activities                         (11,786,890)           (5,072,889)
                                                                   ------------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                     12,000,000                    --
    Reduction in long-term debt                                      (7,672,019)           (1,133,333)
    Declaration of cash dividends                                    (2,109,357)           (1,965,401)
    Proceeds received on exercised stock options                         15,188               864,907
    Common stock reacquired and retired                              (1,659,390)           (1,780,701)
                                                                   ------------           -----------

    Net cash provided from (used) in financing activities               574,422            (4,014,528)
                                                                   ------------           -----------

    Net increase (decrease) in cash and
       cash equivalents                                                 335,399            (8,248,861)

Cash and cash equivalents balance,
  beginning of period                                                   514,001             8,889,948
                                                                   ------------           -----------

Cash and cash equivalents balance,
  end of period                                                    $    849,400           $   641,087
                                                                   ============           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid                                                 $    782,935           $   565,207
                                                                   ============           ===========
     Income taxes paid                                             $  3,190,000           $ 3,080,458
                                                                   ============           ===========

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                NOTES TO SUMMARIZED INTERIM FINANCIAL STATEMENTS

Note 1 - Summary of Significant Interim Accounting Policies:

         a)   Recognition of costs and expenses

Costs and expenses other than product costs are charged to income in interim periods as incurred, or allocated among interim periods based on an estimate of time expired, benefit received or activity associated with the periods. Procedures adopted for assigning specific cost and expense items to an interim period are consistent with the basis followed by the Company in reporting results of operations at annual reporting dates. However, when a specific cost or expense item charged to expense for annual reporting purposes benefits more than one interim period, the cost or expense item is allocated to the interim periods.

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


                                     Three Months Ended June 30,              Six Months Ended June 30,
                                   ------------------------------          ------------------------------
                                      1999                1998                1999                1998
                                   ----------          ----------          ----------          ----------
Net income                         $2,189,112          $1,804,491          $4,001,107          $3,365,612
Weighted average shares
   outstanding                      7,779,473           7,892,173           7,813,364           7,881,636
Basic earnings per common
   share                           $     0.28          $     0.23          $     0.51          $     0.43



                                     Three Months Ended June 30,              Six Months Ended June 30,
                                   ------------------------------          ------------------------------
                                      1999                1998                1999                1998
                                   ----------          ----------          ----------          ----------

Net Income                         $2,189,112          $1,804,491          $4,001,107          $3,365,612
Weighted average shares
   outstanding                      7,779,473           7,892,173           7,813,364           7,881,636
Common stock equivalents               37,780             113,471              42,941             120,849
Total weighted average shares
   outstanding                      7,817,253           8,005,644           7,856,305           8,002,485
Diluted earnings per common
   share                           $     0.28          $     0.23          $     0.51          $     0.42

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

         f)   Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of June 30, 1999, there are no items requiring separate disclosure in accordance with this statement.

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

Note 2 - Acquisitions:

On April 1, 1999, the Company acquired substantially all of the net assets of The Empire Company, ("Empire") a supplier of uniforms, corporate I.D. wear and promotional products with revenues for the year ended December 1998 of approximately $14,000,000. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was approximately $9,224,000 and was allocated as follows:

         Cash                                              $   264,326
         Accounts Receivable                                 1,813,291
         Other Current Assets                                   78,684
         Inventories                                         1,618,355
         Property, Plant & Equipment                           577,429
         Other Assets                                            5,318
         Excess of Cost Over Fair Value
           of Assets Acquired                                6,155,782
                                                           -----------

           TOTAL ASSETS                                     10,513,185
                                                           ===========
         Accounts Payable and

           Accrued Expenses                                $ 1,289,678
                                                           ===========

Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc., a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000. The purchase price for this acquisition was $2,873,929 and was allocated as follows:

         Cash                                              $   36,773
         Accounts Receivable                                  902,754
         Inventories                                        1,157,435
         Property, Plant & Equipment                           92,021
         Excess of Cost Over Fair Value
           of Assets Acquired                               2,067,461
                                                           ----------

           TOTAL ASSETS                                    $4,256,444
                                                           ----------
         Accounts Payable and
                  Accrued Expenses                         $1,382,515
                                                           ==========

Note 3 - Business Process Re-Engineering:

The condensed summaries of operations for the three and six month periods ended June 30, 1998 include pre-tax charges (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $1,055,171 and $2,150,083, respectively, as part of the Company's commitment to business process re-engineering activities (integrated SAP systems).

Note 4 - Long-Term Debt:

                                                                        June 30,              December 31,
                                                                          1999                    1998
                                                                      ------------            ------------
Note payable - bank, pursuant to revolving
   credit agreement, maturing March 26, 2002                          $          -            $  6,400,000

6.75% term loan payable to First Union, with
   monthly payments of principal and interest,
   maturing April 1, 2009                                               11,861,314                       -

6.65% note payable to MassMutual
   Life Insurance Company due $1,666,667
   annually, 1998-2005                                                  10,833,334              11,666,667

9.9% note payable to MassMutual
   Life Insurance Company due $600,000
   annually, 1998-2001                                                   1,500,000               1,800,000
                                                                      ------------            ------------
                                                                        24,194,648              19,866,667


Less payments due within one year included
   in current liabilities                                                3,147,891               2,266,667
                                                                      ------------            ------------
                                                                      $ 21,046,757            $ 17,600,000
                                                                      ============            ============

On March 26, 1999, the company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($60,000,000), working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 1999, under the most restrictive terms of the debt agreements, retained earnings of approximately $11,952,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.



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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of June 30, 1999 and the related condensed summaries of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and the condensed summaries of cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

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





July 23, 1999

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the second quarter of 1999 compared to the second quarter of 1998, net sales increased by approximately 11% due primarily to the acquisition of Empire on April 1, 1999. For the six months ended June 30, 1999, sales were approximately 6% more than the six months ended June 30, 1998.

Cost of goods sold, as a percentage of sales, approximated 66.2% for the six months ended June 30, 1999 compared to 66.2% for the six months ended June 30, 1998.

Selling and administrative expenses, as a percentage of sales, were approximately 24.9% and 23.4%, respectively, for the first six months of 1999 and 1998. The increase is primarily attributed to higher payroll related expenses and goodwill amortization related to the Empire acquisition.

Interest expense of $807,828 for the six month period ended June 30, 1999 increased 86% from $434,825 for the similar period ended June 30, 1998 due to additional long-term borrowings related primarily to the Empire acquisition.

Net earnings increased 21% to $2,189,112 for the three months ended June 30, 1999 as compared to net earnings of $1,804,491 for the same period in 1998. Net earnings for the six months ended June 30, 1999 increased 19% to $4,001,107 as compared to net earnings of $3,365,612 for the same period in 1998. Included in our earnings for the three and six months ended June 30, 1998 are pre-tax charges (in accordance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $1,055,171 and $2,150,083, respectively, as part of our commitment to business process re-engineering activities (integrated SAP systems).

Accounts receivable and other current assets decreased 8% from $34,435,880 on December 31, 1998 to $31,560,273 as of June 30, 1999.

Inventories decreased 3% from $50,761,088 on December 31, 1998 to $49,375,017 as of June 30, 1999.

Accounts payable decreased 15% from $10,659,144 on December 31, 1998 to $9,091,018 on June 30, 1999 primarily due to decreases in purchases of raw material inventories.

THE YEAR 2000 PROJECT: The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the Year 2000 and beyond and therefore initiated a project to identify its risks with regard to Year 2000. This project consists of four phases including: collecting an inventory of potential risks, assessing the actual risk, remedial work to correct identified problems, and testing for proper operation. The first three phases of the project have been completed and systems found to be non-compliant have been corrected or are ready for testing. All significant systems are expected to be tested and ready for Year 2000 operations by November 1, 1999. There can be no assurance that the Company will successfully complete the Year 2000 project. While the Company does not consider the possibility of such occurrence to be reasonably likely, if the Company does not complete significant portions of the project on a timely basis, the Company's operations and financial condition could be adversely impacted.

The Company started a project approximately two years ago to replace all of its existing business information systems with enterprise resource planning software as part of a business process re-engineering initiative. Having selected SAP R/3, a fully Year 2000 compliant product, we expect to place this system in operation this year. So as not to put the Company at risk in the event of a delay in the SAP R/3 implementation, the Company had begun, in parallel, a project to bring its existing systems into compliance. This solution was successfully put in place for substantially all of our logistical systems during the first week in July. If necessary, the same solution will be applied to financial systems on or about October 1, 1999, bringing all major business systems into compliance.

All other significant systems, including warehouse management, shop floor data collection, and computer aided design and manufacturing systems have been determined to be compliant or have minor upgrades available that are compliant, and those upgrades are currently in process. Due to the nature of the Company's business, its operations generally do not include significant systems relying on embedded technology, such as micro-controllers, which are difficult to evaluate and repair.

The cost to repair or replace affected systems, exclusive of the SAP R/3 implementation, is estimated at $670,000. Of this amount approximately $608,000 has been incurred and expensed as of June 30, 1999. This estimate, based on currently available information, may need to be revised upon receipt of additional information from vendors and suppliers.

The Company is also assessing the Year 2000 readiness of key third parties. The Company has contacted critical suppliers of products and services and other significant third parties regarding Year 2000 compliance to evaluate the extent to which the Company may be vulnerable in the event of their failure to resolve their own Year 2000 issues. The Company has received favorable responses from the vast majority of its critical suppliers relative to the Year 2000. In the event of failure of any of these parties relative to the Year 2000, the Company believes the most likely worst-case scenario would be a temporary slowdown in isolated business areas which would not be expected to have a material adverse effect on the Company's operations and financial results. The Company has no means of ensuring that all third parties will be Year 2000 ready and the failure by third parties to address Year 2000 issues could have a material adverse effect on the Company's operations and financial results.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $335,399 from $514,001 on December 31, 1998 to $849,400 as of June 30, 1999. Additionally, total borrowings under long-term debt agreements increased by $4,327,981 from $19,866,667 on December 31, 1998 to $24,194,648 on June 30, 1999. On March 26, 1999, the Company
entered into a new 3-year credit agreement that replaced its existing revolving credit agreement and made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one month LIBOR rate for U.S. dollar based borrowings. There were no borrowings outstanding under this agreement as of June 30, 1999. On the same date, the Company also entered into a $12,000,000 10-year term loan with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80%. Concurrent with the execution of the term loan agreement, the Company entered into a matching interest rate swap agreement to fix the interest rate on the term loan at 6.75%. The funds from the new term loan were utilized to pay the outstanding balance on the existing revolver and the remaining funds were utilized to fund the acquisition of The Empire Company. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the six months ended June 30, 1999 and 1998, respectively, the Company paid cash dividends of $2,109,357 and $1,965,401. During those same periods, the Company reacquired and retired 120,400 and 114,600 shares, respectively, with costs of $1,659,390 and $1,780,701. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

This quarterly report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following -- general economic conditions in the areas of the United States in which the Company's customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.  Submission of matters to a vote of security-holders

         The Annual Meeting of Shareholders was held on May 7, 1999. Of the 7,847,627 shares outstanding and entitled to vote at the meeting, 7,050,867 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted for the nomination of all proposed Directors being, Messrs. G.M. Benstock, A.D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, and S. Kirschner. The votes on all directors nominated were as follows:

      NOMINEE                        VOTES FOR:                 VOTES WITHHELD:
      -------                        ----------                 ---------------
      Gerald M. Benstock             7,023,526                      27,341
      Saul Schechter                 7,023,927                      26,940
      Alan D. Schwartz               7,023,927                      26,940
      Michael Benstock               7,023,627                      27,240
      Peter Benstock                 7,023,627                      27,240
      Manuel Gaetan                  6,996,727                      54,140
      Sidney Kirschner               6,996,727                      54,140


b) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 1999 with 7,032,657 votes for the motion, 5,782 votes against and 12,428 votes abstaining.

ITEM 5.  Other Information

Notice of Shareholder Proposal Deadline Date for the 2000 Annual Meeting

         The Company hereby notifies all shareholders that February 10, 2000 (the "Deadline") is the date after which notice of a shareholder sponsored proposal for consideration at the Company's 2000 annual meeting of shareholders (other than in respect of a nominee for election to the Board of Directors) not submitted for inclusion in the Company's proxy statement will be considered untimely under the Rule 14a-4(c)(1) issued by the Securities and Exchange Commission. Under Rule 14a-4(c)(1), if a proponent fails to notify the Company by the Deadline, then the management proxies will be permitted to use their discretionary voting authority if such proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement. With respect to shareholder proposals for consideration for inclusion in the Company's proxy statement for the 2000 annual meeting of shareholders, such shareholder proposals are still required to be submitted to the Company no later than November 30, 1999 as previously stated in the Company's March 26, 1999 proxy statement.

ITEM 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          15   Letter re: Unaudited Interim Financial Information.
          27   Financial Data Schedule for Six Months ended June 30, 1999.
               (For SEC use only.)

     b)   Reports on Form 8-K

          None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 1999                  SUPERIOR UNIFORM GROUP, INC.

                                       By  /s/ Gerald M. Benstock
                                         -------------------------------------
                                           Gerald M. Benstock
                                           Chairman and Chief Executive Officer

                                       By  /s/ Andrew D. Demott, Jr.
                                         -------------------------------------
                                           Andrew D. Demott, Jr.
                                           Vice President, Chief Financial
                                           Officer and Treasurer
                                           (Principal Accounting Officer)