Form 10-Q
period 1999-09-30
SUPERIOR UNIFORM GROUP INC
filed 1999-11-05
CIK 95574

                                   FORM lO-Q
                           --------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

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

Yes [X]   No [ ]

          As of October 29, 1999, the registrant had 7,727,727 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                        CONDENSED SUMMARY OF OPERATIONS


                                                                  Three Months Ended September 30,
                                                           ------------------------------------------------
                                                                  1999                        1998
                                                           --------------------       ---------------------
                                                                             (Unaudited)
Net sales                                                         $ 42,133,377                $ 41,675,244
                                                                  ------------                ------------
Costs and expenses:
  Cost of goods sold                                                27,913,067                  27,731,959
  Selling and administrative expenses                               10,371,488                   9,608,795
  Business process re-engineering costs                                     --                     655,986
  Interest expense                                                     414,701                     302,025
                                                                  ------------                ------------
                                                                    38,699,256                  38,298,765
                                                                  ------------                ------------

Earnings before taxes on income                                      3,434,121                   3,376,479
Taxes on income                                                      1,261,000                   1,220,000
                                                                  ------------                ------------

Net earnings                                                      $  2,173,121                $  2,156,479
                                                                  ============                ============

Weighted average number of shares out-
  standing during the period      (Basic)                            7,727,657 Shs.              7,896,163 Shs.
                                  (Diluted)                          7,747,840 Shs.              7,967,220 Shs.

  Basic earnings per common share                                        $0.28                       $0.27
                                                                  ============                ============
  Diluted earnings per common share                                      $0.28                       $0.27
                                                                  ============                ============

  Cash dividends declared per common
    share                                                               $0.135                      $0.125
                                                                  ============                ============

================================================================================


                                                                       Nine Months Ended September 30,
                                                                  -----------------------------------------
                                                                      1999                        1998
                                                                  ------------                ------------
                                                                                (Unaudited)
Net sales                                                         $122,463,593                $117,811,906
                                                                  ------------                ------------

Costs and expenses:
  Cost of goods sold                                                81,131,032                  78,156,742
  Selling and administrative expenses                               30,355,804                  27,460,154
  Business process re-engineering costs                                     --                   2,806,069
  Interest expense                                                   1,222,529                     736,850
                                                                  ------------                ------------
                                                                   112,709,365                 109,159,815
                                                                  ------------                ------------
Earnings before taxes on income                                      9,754,228                   8,652,091
Taxes on income                                                      3,580,000                   3,130,000
                                                                  ------------                ------------
Net earnings                                                      $  6,174,228                $  5,522,091
                                                                  ============                ============
Weighted average number of shares out-
  standing during the period      (Basic)                            7,784,795 Shs.              7,886,478 Shs.
                                  (Diluted)                          7,820,150 Shs.              7,990,730 Shs.

  Basic earnings per common share                                        $0.79                       $0.70
                                                                  ============                ============
  Diluted earnings per common share                                      $0.79                       $0.69
                                                                  ============                ============
  Cash dividends declared per common
    share                                                               $0.405                      $0.375
                                                                  ============                ============


The results of the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the full year ending December 31, 1999.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                              September 30,
                                                                                   1999                December 31,
                                                                               (Unaudited)                 1998
                                                                             ---------------           -------------
                                                                                                            (1)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $  4,090,183             $    514,001
  Accounts receivable and other current assets                                  30,744,050               34,435,880
  Inventories*                                                                  48,608,525               50,761,088
                                                                              ------------             ------------
         TOTAL CURRENT ASSETS                                                   83,442,758               85,710,969

PROPERTY, PLANT AND EQUIPMENT, NET                                              29,522,293               27,934,411
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                                               8,700,602                2,773,063
OTHER ASSETS                                                                     2,765,847                2,620,467
                                                                              ------------             ------------
                                                                              $124,431,500             $119,038,910
                                                                              ============             ============


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $  9,785,661             $ 10,659,144
  Other current liabilities                                                      6,971,615                5,744,694
  Current portion of long-term debt                                              3,162,986                2,266,667
                                                                              ------------             ------------
         TOTAL CURRENT LIABILITIES                                              19,920,262               18,670,505

LONG-TERM DEBT                                                                  20,405,032               17,600,000
DEFERRED INCOME TAXES                                                            2,220,000                2,265,000
SHAREHOLDERS' EQUITY                                                            81,886,206               80,503,405
                                                                              ------------             ------------
                                                                              $124,431,500             $119,038,910
                                                                              ============             ============

*    Inventories consist of the following:

                                                                         September 30,
                                                                             1999                 December 31,
                                                                         (Unaudited)                    1998
                                                                         ------------             ------------
             Finished goods                                              $ 35,199,528             $ 34,844,679
             Work in process                                                4,408,319                3,452,278
             Raw materials                                                  9,000,678               12,464,131
                                                                         ------------             ------------
                                                                         $ 48,608,525             $ 50,761,088
                                                                         ============             ============


(1) The balance sheet as of December 31, 1998 has been derived from the audited financial statement as of that date and has been condensed.

See accompanying notes to summarized interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                             SUMMARY OF CASH FLOWS


                                                                         Nine Months Ended September 30,
                                                                      -------------------------------------
                                                                         1999                      1998
                                                                      ------------              -----------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                      $  6,174,228              $ 5,522,091
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                     3,082,083                3,324,473
       Deferred income taxes                                               (45,000)                  20,000
       Changes in assets and liabilities, net of acquisitions:
         Accounts receivable and other current assets                    5,583,805               (4,335,476)
         Inventories                                                     3,770,918               (7,568,941)
         Accounts payable                                               (1,451,480)               4,631,218
         Other current liabilities                                         515,240                  243,238
                                                                      ------------              -----------
    Net cash flows provided from operating
     activities                                                         17,629,794                1,836,603
                                                                      ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment                         (3,975,371)              (5,400,875)
    Proceeds from disposals of property, plant
        and equipment                                                      111,078                  474,413
    Purchase of business, net of cash acquired                          (8,959,181)              (2,837,155)
    Other assets                                                          (140,062)                (193,915)
                                                                      ------------              -----------
    Net cash used in investing activities                              (12,963,536)              (7,957,532)
                                                                      ------------              -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                        12,000,000                3,100,000
    Reduction in long-term debt                                         (8,298,649)              (1,550,000)
    Declaration of cash dividends                                       (3,152,600)              (2,952,501)
    Proceeds received on exercised stock options                            20,563                  904,064
    Common stock reacquired and retired                                 (1,659,390)              (1,857,976)
                                                                      ------------              -----------
    Net cash used in financing activities                               (1,090,076)              (2,356,413)
                                                                      ------------              -----------
      Net  (decrease) increase in cash and
       cash equivalents                                                  3,576,182               (8,477,342)

Cash and cash equivalents balance,
  beginning of period                                                      514,001                8,889,948
                                                                      ------------              -----------
Cash and cash equivalents balance,
  end of period                                                       $  4,090,183              $   412,606
                                                                      ============              ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid                                                    $  1,202,808              $   855,061
                                                                      ============              ===========
     Income taxes paid                                                $  4,623,314              $ 3,594,543
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


                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                   --------------------------------             -------------------------------
                                     1999               1998                       1999              1998
                                  ----------         ----------                 ----------        ----------

Net income                        $2,173,121         $2,156,479                 $6,174,228        $5,522,091
Weighted average shares
   outstanding                     7,727,657          7,896,163                  7,784,795         7,886,478
Basic earnings per common
   share                                $.28               $.27                       $.79              $.70




                                   Three Months Ended September 30,             Nine Months Ended September 30,
                                   --------------------------------             -------------------------------
                                     1999               1998                       1999              1998
                                  ----------         ----------                 ----------        ----------

Net Income                        $2,173,121         $2,156,479                 $6,174,228        $5,522,091
Weighted average shares
   outstanding                     7,727,657          7,896,163                  7,784,795         7,886,478
Common stock equivalents              20,183             71,057                     35,355           104,252
Total weighted average shares
   outstanding                     7,747,840          7,967,220                  7,820,150         7,990,730
Diluted earnings per common
   share                                $.28               $.27                       $.79              $.69



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

         f) Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of September 30, 1999, there are no items requiring separate disclosure in accordance with this statement.

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

         Cash                                          $   264,326
         Accounts Receivable                             1,813,291
         Other Current Assets                               78,684
         Inventories                                     1,618,355
         Property, Plant & Equipment                       577,429
         Other Assets                                        5,318
         Excess of Cost Over Fair Value
           of Assets Acquired                            6,155,782
                                                       -----------
           TOTAL ASSETS                                $10,513,185
                                                       ===========
         Accounts Payable and
           Accrued Expenses                            $ 1,289,678
                                                       ===========

Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc., a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000. The purchase price for this acquisition was $2,873,929 and was allocated as follows:

         Cash                                          $    36,773
         Accounts Receivable                               902,754
         Inventories                                     1,157,435
         Property, Plant & Equipment                        92,021
         Excess of Cost Over Fair Value
           of Assets Acquired                            2,067,461
                                                       -----------
           TOTAL ASSETS                                $ 4,256,444
                                                       ===========

         Accounts Payable and
           Accrued Expenses                            $ 1,382,515
                                                       ===========

Note 3 - Business Process Re-Engineering:

The condensed summaries of operations for the three and nine month periods ended September 30, 1998 include pre-tax charges (in compliance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $655,986 and $2,806,069, respectively, as part of the Company's commitment to business process re-engineering activities (integrated SAP systems).


Note 4 - Long-Term Debt:

                                                                           September 30,              December 31,
                                                                              1999                        1998
                                                                           -------------              ------------
Note payable - bank, pursuant to revolving
   credit agreement, maturing March 26, 2002                               $        --                $ 6,400,000

6.75% term loan payable to First Union, with
   monthly payments of principal and interest,
   maturing April 1, 2009                                                   11,651,352                         --

6.65% note payable to MassMutual
   Life Insurance Company due $1,666,667
   annually, 1998-2005                                                      10,416,666                 11,666,667

9.9% note payable to MassMutual
   Life Insurance Company due $600,000
   annually, 1998-2001                                                       1,500,000                  1,800,000
                                                                           -----------                -----------
                                                                            23,568,018                 19,866,667
Less payments due within one year included
   in current liabilities                                                    3,162,986                  2,266,667
                                                                           -----------                -----------
                                                                           $20,405,032                $17,600,000
                                                                           ===========                ===========



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

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($60,000,000), working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 1999, under the most restrictive terms of the debt agreements, retained earnings of approximately $13,156,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of September 30, 1999 and the related condensed summaries of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and the condensed summaries of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP
Tampa, Florida

October 22, 1999

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of $42,133,377 for the three months ended September 30, 1999 increased approximately 1% from $41,675,244 for comparable period ended September 30, 1998. For the nine months ended September 30, 1999, net sales were approximately 4% more than the comparable period ended September 30, 1998. These increases were primarily attributed to the acquisition of Empire on April 1, 1999.

Cost of goods sold as a percentage of sales approximated 66.2% for the nine months ended September 30, 1999 compared to 66.3% for the nine months ended September 30, 1998.

Selling and administrative expenses, as a percentage of sales, were approximately 24.8% for the first nine months of 1999 compared to 23.3% for the nine months ended September 30, 1998. The increase is primarily attributed to higher payroll costs and goodwill amortization related to the Empire acquisition.

Interest expense of $1,222,529 for the nine month period ended September 30, 1999 increased 66% from $736,850 for the similar period ended September 30, 1998 due to additional long-term borrowings related primarily to the Empire acquisition offset by repayments of other borrowings.

Net earnings increased 1% to $2,173,121 for the three months ended September 30, 1999 as compared to net earnings of $2,156,479 for the same period ended September 30, 1998. Net earnings for the nine months ended September 30, 1999 increased 12% to $6,174,228 as compared to net earnings of $5,522,091 for the same period in 1998. Included in our earnings for the three and nine months ended September 30, 1998 are pre-tax charges (in accordance with an Emerging Issues Task Force Consensus issued November 20, 1997) in the amounts of $655,986 and $2,806,069, respectively, as part of our commitment to business process re-engineering activities (integrated SAP systems).

Accounts receivable and other current assets decreased 11% from $34,435,880 on December 31, 1998 to $30,744,050 as of September 30, 1999 primarily due to improvements in collections of accounts receivable balances.

Inventories decreased 4% from $50,761,088 on December 31, 1998 to $48,608,525 as of September 30, 1999.

Accounts payable decreased 8% from $10,659,144 on December 31, 1998 to $9,785,661 on September 30, 1999 primarily due to decreases in purchases of inventories.

THE YEAR 2000 PROJECT: The Company recognizes the need to ensure that its systems, applications and hardware will recognize and process transactions for the Year 2000 and beyond and therefore initiated a project to identify its risks with regard to Year 2000. This project consists of four phases including: collecting an inventory of potential risks, assessing the actual risk, remedial work to correct identified problems, and testing for proper operation. The first three phases of the project have been completed and systems found to be non-compliant have been corrected or are ready for testing. All significant systems are expected to be tested and ready for Year 2000 operations by November 15, 1999. There can be no assurance that the Company will successfully complete the Year 2000 project. While the Company does not consider the possibility of such occurrence to be reasonably likely, if the Company does not complete significant portions of the project on a timely basis, the Company's operations and financial condition could be adversely impacted.

The Company started a project approximately two years ago to replace all of its existing business information systems with enterprise resource planning software as part of a business process re-engineering initiative. Having selected SAP R/3, a fully Year 2000 compliant product, we expect to place this system in operation this year. So as not to put the Company at risk in the event of a delay in the SAP R/3 implementation, the Company had begun, in parallel, a project to bring its existing systems into compliance. This solution was successfully put in place for substantially all of our logistical systems during the first week in July. The same solution will be applied to financial systems on or about November 15, 1999, bringing all major business systems into compliance.

All other significant systems, including warehouse management, shop floor data collection, and computer aided design and manufacturing systems are now compliant. Due to the nature of the Company's business, its operations generally do not include significant systems relying on embedded technology, such as micro-controllers, which are difficult to evaluate and repair.

The cost to repair or replace affected systems, exclusive of the SAP R/3 implementation, is estimated at $678,000. Of this amount approximately $611,000 has been incurred and expensed as of September 30, 1999. This estimate, based on currently available information, may need to be revised upon receipt of additional information from vendors and suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $3,576,182 from $514,001 on December 31, 1998 to $4,090,183 as of September 30, 1999. Additionally, total borrowings under long-term debt agreements increased by $3,701,351 from $19,866,667 on December 31, 1998 to $23,568,018 on September 30, 1999. On March 26, 1999, the
Company entered into a new 3-year credit agreement that replaced its existing revolving credit agreement and made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one month LIBOR rate for U.S. dollar based borrowings. There were no borrowings outstanding under this agreement as of September 30, 1999. On the same date, the Company also entered into a $12,000,000 10-year term loan with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80%. Concurrent with the execution of the term loan agreement, the Company entered into a matching interest rate swap agreement to fix the interest rate on the term loan at 6.75%. The funds from the new term loan were utilized to pay the outstanding balance on the existing revolver and the remaining funds were utilized to fund the acquisition of The Empire Company. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the nine months ended September 30, 1999 and 1998, the Company paid cash dividends of $3,152,600 and $2,952,501, respectively. The Company reacquired and retired 120,400 and 119,800 shares in the nine month periods ended September 30, 1999 and 1998, respectively, with costs of $1,659,390 and $1,857,976.

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



Date:  November 5, 1999                SUPERIOR UNIFORM GROUP, INC.




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