Form 10-K
period 1999-12-31
SUPERIOR UNIFORM GROUP INC
filed 2000-03-24
CIK 95574

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                           Yes   [X]            No    [ ]
                                 ---                  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 15, 2000, 7,248,327 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $45 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).


Documents Incorporated by Reference:

         Registrant's Proxy Statement to be filed on or before March 30, 2000, for its Annual Meeting of Shareholders to be held May 5, 2000, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

         Exhibit index may be found on Page 25.

                                     PART I

Item 1.                    Business

         (a) Superior Uniform Group, Inc. ("registrant" or the "Company") was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Registrant's business has not changed in any significant way during the past five years.

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



                                      I-1                                Page 2

                           Registrant has a substantial number of customers, the largest of which accounted for no more than 5% of registrant's 1999 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of January 28, 2000, the backlog of all orders was approximately $7,463,000, compared to approximately $6,241,000 a year earlier.

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

         (g) Marietta, Georgia - Plant and warehouse of approximately 33,000 square feet leased from private owners.

         (h) Memphis, Tennessee - Plant of approximately 4,000 square feet, leased from private owners under lease expiring 2002; used for warehousing, shipping and retail sales.

         (i) Portland, Oregon - Plant and warehouse of approximately 40,000 square feet leased from private owners.

         (j)      Miscellaneous -
                           New Orleans, Louisiana, sales office -
                           leased; Las Vegas, Nevada, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - owned; Seattle, Washington, sales office - leased.

Item 3.           Legal Proceedings

                           None.

Item 4.           Submission of Matters to a Vote of Security Holders

         (a)               None




                                      I-3                                Page 4

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


                                                                  QUARTER ENDED
                       --------------------------------------------------------------------------------------------------
                                             1999                                               1998
                       ----------------------------------------------     -----------------------------------------------
                       Mar. 31      June 30      Sept. 30     Dec. 31     Mar. 31      June 30       Sept. 30     Dec. 31
                       -------      -------      --------     -------     -------      -------       --------     -------

Common Shares:
High                   $15-3/4      $14-1/8      $12-7/8      $11-3/4     $17-1/2      $ 18-5/8      $16-3/4      $14-3/4


Low                    $12-1/2      $    12      $10-3/4      $     8     $15-1/4      $15-5/16      $12-3/8      $11-5/8

Dividends (total
  for 1999-$.54;
  1998-$.51)           $  .135      $  .135      $  .135      $  .135     $  .125      $   .125      $  .125      $  .135



         Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $10,420,000 were available at December 31, 1999 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

         On March 15, 2000, registrant had 353 shareholders of record and the closing price for registrant's common shares on the American Stock Exchange was $10.00 per share.



                                      II-1                               Page 5

Item 6.
Selected Financial Data


Years Ended December 31,                  1999            1998            1997            1996            1995
                                      ------------    ------------    ------------    ------------    ------------

Net sales                             $168,005,646    $160,717,583    $144,607,048    $141,420,626    $135,197,798
                                      ------------    ------------    ------------    ------------    ------------
Costs and expenses:
        Cost of goods sold             110,902,060     106,620,526      96,213,237      93,897,373      91,169,728
        Selling and administrative
                expenses                41,202,030      36,991,002      32,903,249      32,333,924      30,162,203
        Business process
            re-engineering charge               --       3,474,391              --              --              --
        Provision for dispute
                settlement                      --              --              --              --       4,250,000
        Interest expense                 1,605,261       1,115,724       1,100,553       1,295,233         968,830
                                      ------------    ------------    ------------    ------------    ------------
                                       153,709,351     148,201,643     130,217,039     127,526,530     126,550,761
                                      ------------    ------------    ------------    ------------    ------------
Earnings before taxes on income         14,296,295      12,515,940      14,390,009      13,894,096       8,647,037
Taxes on income                          5,180,000       4,570,000       5,220,000       5,200,000       4,885,000
                                      ------------    ------------    ------------    ------------    ------------
Net earnings                          $  9,116,295    $  7,945,940    $  9,170,009    $  8,694,096    $  3,762,037
                                      ============    ============    ============    ============    ============
Basic earnings per common share       $       1.17    $       1.01    $       1.15    $       1.07    $       0.45
                                      ============    ============    ============    ============    ============

Diluted earnings per common share     $       1.17    $       1.00    $       1.14    $       1.07    $       0.45
                                      ============    ============    ============    ============    ============

Cash dividends per common share       $       0.54    $       0.51    $       0.46    $       0.38    $       0.36
                                      ============    ============    ============    ============    ============
At year end:
        Total assets                  $122,852,112    $119,038,910    $108,354,855    $105,659,094    $106,133,637
                                      ------------    ------------    ------------    ------------    ------------
        Long-term debt                $ 19,472,577    $ 17,600,000    $ 13,466,666    $ 15,733,333    $ 18,000,000
                                      ------------    ------------    ------------    ------------    ------------
        Working capital               $ 62,693,929    $ 67,040,464    $ 63,764,610    $ 60,242,628    $ 55,081,842
                                      ------------    ------------    ------------    ------------    ------------
        Shareholders' equity          $ 82,717,839    $ 80,503,405    $ 78,117,115    $ 74,156,424    $ 69,517,878
                                      ------------    ------------    ------------    ------------    ------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS: In 1999 and 1998, net sales increased 5% and 11%, respectively. The increases were attributed to the continuation of new uniform programs (the Company manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets as well as corporate and resort embroidered sportswear) as well as the April 1999 acquisition of The Empire Company and the January 1998 acquisition of Sope Creek.


As a percent of sales, cost of goods sold were 66.0% in 1999, 66.3% in 1998, and 66.5% in 1997. The decreases in 1999 and 1998 were primarily the result of increased manufacturing and sourcing efficiencies.

As a percentage of sales, selling and administrative expenses were 24.5% in 1999, 23.0% in 1998, and 22.8% in 1997. The increase in 1999 was primarily attributable to increases in costs associated with the Company's growth in sales and incremental expenses incurred in preparation for our February 2000 full implementation of our SAP/AFS (Apparel Footwear Solution) computer system.



                                      II-2                               Page 6

MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)


Included in earnings for the year ended December 31, 1998 are pre-tax charges in the amount of $3,474,391, as part of our commitment to business process re-engineering activities (integrated SAP systems). The business process re-engineering activities extended across substantially all operating processes of the Company's business including inventory management, manufacturing, sales and distribution, and human resources. The Company utilizes SAP's R/3 product along with apparel specific enhancements in the apparel/footwear solution. The costs associated with the charge consist primarily of charges from external consultants assisting with the implementation and external costs associated with training users.

Interest expense as a percentage of sales was 1.0% in 1999, 0.7% in 1998; and in 1997 was 0.8%. The increase in 1999 is attributed primarily to the increased level of fixed rate debt incurred in 1999. The decrease in 1998 is attributed to reduced fixed rate long-term debt, offset by higher borrowings outstanding on the long-term revolving credit agreement in 1998.

The effective income tax rate in 1999 was 36.2%; in 1998 it was 36.5%; and in 1997 it was 36.3%.

In 1999, the Company reported net income of 5.4% of sales with a return of 11.2% on average shareholders' equity. In 1998, the Company reported net income of 4.9% of sales with a return of 10% on average shareholders' equity. Excluding the impact of the pre-tax charge discussed above, the 1998 amounts would have been 6.3% and 12.8%, respectively. For 1997, the corresponding figures were 6.3% and 12.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 1999 was $62,693,929 and the working capital ratio 4.3:1; for 1998, it was $67,040,464 and the ratio 4.6:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company's operations.

In 1999, the Company's percentage of total debt to total debt and equity was 21.5%; and in 1998 it was 19.8%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $4,940,000, $6,260,000, and $2,240,000, in the years 1999, 1998 and 1997, respectively.
Capital expenditures for 1999 and 1998 included approximately $3,220,000 and $4,900,000 related to the acquisition and implementation of new computer hardware and software. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

During the years ended December 31, 1999 and 1998, the Company paid cash dividends of $4,195,843 and $4,031,738, respectively. The Company reacquired and retired 253,300 and 168,700 of its common shares in the years ended December 31, 1999 and 1998, respectively, with costs of $2,726,581 and $2,435,485, respectively.

In 1999, cash and cash equivalents increased by approximately $2,507,000. This increase is attributed to approximately $20,753,000 in cash generated from operations offset by approximately $14,112,000 utilized in investing activities primarily for the acquisition of the Empire Company, computer system implementation and recurring fixed asset additions and approximately $4,133,000 utilized in financing activities. Cash and cash equivalents decreased by approximately $8,400,000 during 1998. This decrease is attributed to approximately $8,330,000 utilized in investing activities primarily for the computer system implementation, the acquisition of Sope Creek and recurring fixed asset additions, $1,426,000 utilized in financing activities offset by approximately $1,380,000 of cash generated from operations.


                                      II-3                               Page 7

MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)


On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 1999, approximately $1,839,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($60,000,000), plus 50% of net income after March 31, 1999, ($63,652,000 at December 31, 1999); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 1999, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,420,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. The funds from the new term loan were utilized to pay the outstanding balance on the existing revolver and the remaining funds were utilized to fund the acquisition of The Empire Company. With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2000.

THE YEAR 2000 PROJECT: The Company recognized the need to ensure that its systems, applications and hardware would recognize and process transactions for the Year 2000 and beyond and therefore initiated a project to identify its risks with regard to Year 2000. This project consisted of four phases including: collecting an inventory of potential risks, assessing the actual risk, remedial work to correct identified problems, and testing for proper operation. The project was completed and systems found to be non-compliant were remedied or replaced.

The cost to repair or replace affected systems was approximately $650,000. Of this amount, approximately $380,000 was incurred and expensed in 1999 and $270,000 was incurred and expensed prior to December 31, 1998. The Company does not expect to incur significant costs during 2000 related to ongoing monitoring and support activities for the Year 2000 issue.

To date, the Company has not encountered any significant adverse impact from Year 2000 computer problems. The Company will continue to monitor all business processes throughout 2000 to address any issues and ensure all processes continue to function properly. Contingency plans to address potential risks in the event of Year 2000 failures will be developed as needed.

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



                                      II-4                               Page 8

Item 8 - Financial Statements and Supplementary Data

SUPERIOR UNIFORM GROUP, INC.

STATEMENTS OF EARNINGS
Years Ended December 31, 1999, 1998 and 1997


                                                       1999                1998                1997
                                                   ------------        ------------        ------------

Net sales                                          $168,005,646        $160,717,583        $144,607,048
                                                   ------------        ------------        ------------

Costs and expenses:
     Cost of goods sold                             110,902,060         106,620,526          96,213,237
     Selling and administrative expenses             41,202,030          36,991,002          32,903,249
     Business process re-engineering charge                  --           3,474,391                  --
     Interest expense                                 1,605,261           1,115,724           1,100,553
                                                   ------------        ------------        ------------
                                                    153,709,351         148,201,643         130,217,039
                                                   ------------        ------------        ------------

Earnings before taxes on income                      14,296,295          12,515,940          14,390,009
Taxes on income                                       5,180,000           4,570,000           5,220,000
                                                   ------------        ------------        ------------
Net earnings                                       $  9,116,295        $  7,945,940        $  9,170,009
                                                   ============        ============        ============
Basic earnings per common share                    $       1.17        $       1.01        $       1.15
                                                   ============        ============        ============
Diluted earnings per common share                  $       1.17        $       1.00        $       1.14
                                                   ============        ============        ============
Dividends per common share                         $       0.54        $       0.51        $       0.46
                                                   ============        ============        ============


STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 1999, 1998,  and 1997

                                                                                    Additional                          Total
                                                      Common          Common          Paid-In         Retained       Shareholders'
                                                      Shares          Stock           Capital         Earnings          Equity
                                                    ----------     -----------     ------------     ------------     -------------
Balance, January 1, 1997                             8,053,552     $     8,054     $  9,780,394     $ 64,367,976     $ 74,156,424
   Net earnings                                                                                        9,170,009        9,170,009
   Common shares issued upon exercise of options        34,850              35          374,484                           374,519
   Purchase and retirement of common shares           (151,900)           (152)        (187,190)      (1,778,886)      (1,966,228)
   Cash dividends declared ($.455 per share)                                                          (3,617,609)      (3,617,609)
                                                    ----------     -----------     ------------     ------------     ------------

Balance, December 31, 1997                           7,936,502           7,937        9,967,688       68,141,490       78,117,115
   Net earnings                                                                                        7,945,940        7,945,940
   Common shares issued upon exercise of options        78,725              79          907,494                           907,573
   Purchase and retirement of common shares           (168,700)           (169)        (218,022)      (2,217,294)      (2,435,485)
   Cash dividends declared ($.51 per share)                                                           (4,031,738)      (4,031,738)
                                                    ----------     -----------     ------------     ------------     ------------

Balance, December 31, 1998                           7,846,527           7,847       10,657,160       69,838,398       80,503,405
   Net earnings                                                                                        9,116,295        9,116,295
   Common shares issued upon exercise of options         1,600               1           20,562                            20,563
   Purchase and retirement of common shares           (253,300)           (253)        (344,562)      (2,381,766)      (2,726,581)
   Cash dividends declared ($.54 per share)                                                           (4,195,843)      (4,195,843)
                                                    ----------     -----------     ------------     ------------     ------------

Balance, December 31, 1999                           7,594,827     $     7,595     $ 10,333,160     $ 72,377,084     $ 82,717,839
                                                    ==========     ===========     ============     ============     ============


See Notes to Financial Statements



                                      II-5                               Page 9

SUPERIOR UNIFORM GROUP, INC.

                                BALANCE SHEETS
                          DECEMBER 31, 1999 AND 1998


                    ASSETS
                                                                                        1999            1998
                                                                                    ------------    ------------

CURRENT ASSETS
        Cash and cash equivalents                                                   $  3,021,376    $    514,001
        Accounts receivable, less allowance for doubtful accounts of $450,000
                and $250,000, respectively                                            30,665,353      32,547,966
        Inventories                                                                   46,063,039      50,761,088
        Prepaid expenses and other current assets                                      1,950,857       1,887,914
                                                                                    ------------    ------------
                TOTAL CURRENT ASSETS                                                  81,700,625      85,710,969
PROPERTY, PLANT AND EQUIPMENT, NET                                                    29,460,159      27,934,411
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED                                      8,646,163       2,773,063
OTHER ASSETS                                                                           3,045,165       2,620,467
                                                                                    ------------    ------------
                                                                                    $122,852,112    $119,038,910
                                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                            $  9,033,483    $ 10,659,144
        Accrued expenses                                                               5,745,937       5,008,606
        Taxes on income                                                                1,064,290         736,088
        Current portion of long-term debt                                              3,162,986       2,266,667
                                                                                    ------------    ------------
                TOTAL CURRENT LIABILITIES                                             19,006,696      18,670,505
LONG-TERM DEBT                                                                        19,472,577      17,600,000
DEFERRED INCOME TAXES                                                                  1,655,000       2,265,000
SHAREHOLDERS' EQUITY:
        Preferred stock, $1 par value - authorized 300,000 shares (none issued)               --              --
        Common stock, $.001 par value - authorized 50,000,000 shares, issued and
                outstanding - 7,594,827 and 7,846,527, respectively                        7,595           7,847
        Additional paid-in capital                                                    10,333,160      10,657,160
        Retained earnings                                                             72,377,084      69,838,398
                                                                                    ------------    ------------
                TOTAL SHAREHOLDERS' EQUITY                                            82,717,839      80,503,405
                                                                                    ------------    ------------
                                                                                    $122,852,112    $119,038,910
                                                                                    ============    ============



See Notes to Financial Statements.



                                      II-6                              Page 10

SUPERIOR UNIFORM GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                       1999             1998            1997
                                                                                   ------------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net earnings                                                               $  9,116,295     $ 7,945,940     $  9,170,009
        Adjustments to reconcile net earnings to net
                cash provided by operating activities:
                        Depreciation and amortization                                 4,214,468       4,543,881        4,427,422
                        Deferred income taxes                                          (610,000)       (135,000)        (230,000)
                        Changes in assets and liabilities, net of acquisitions:
                                Accounts receivable                                   3,695,904      (6,059,297)      (2,318,678)
                                Inventories                                           6,388,737      (7,080,644)       1,589,959
                                Prepaid expenses and other current assets                15,741        (751,102)         146,316
                                Accounts payable                                     (2,203,658)      3,511,986          389,816
                                Accrued expenses                                       (192,508)       (413,880)         271,972
                                Taxes on income                                         328,202        (181,190)         569,949
                                                                                   ------------     -----------     ------------
        Net cash flows provided from operating activities                            20,753,181       1,380,694       14,016,765
                                                                                   ------------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Additions to property, plant and equipment                                   (4,940,658)     (6,259,024)      (2,241,544)
        Disposals of property, plant and equipment                                      116,378         753,254           41,689
        Purchase of businesses, net of cash acquired                                 (8,869,181)     (2,837,155)              --
        Other assets                                                                   (419,380)         12,601         (169,609)
                                                                                   ------------     -----------     ------------
        Net cash used in investing activities                                       (14,112,841)     (8,330,324)      (2,369,464)
                                                                                   ------------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from long-term debt                                                 12,000,000       6,400,000               --
        Repayment of long-term debt                                                  (9,231,104)     (2,266,667)      (2,266,667)
        Declaration of cash dividends                                                (4,195,843)     (4,031,738)      (3,617,609)
        Proceeds received on exercise of stock options                                   20,563         907,573          374,519
        Common stock reacquired and retired                                          (2,726,581)     (2,435,485)      (1,966,228)
                                                                                   ------------     -----------     ------------
        Net cash used in financing activities                                        (4,132,965)     (1,426,317)      (7,475,985)
                                                                                   ------------     -----------     ------------

                Net increase (decrease) in cash and cash equivalents                  2,507,375      (8,375,947)       4,171,316
        Cash and cash equivalents balance, beginning of year                            514,001       8,889,948        4,718,632
                                                                                   ------------     -----------     ------------
        Cash and cash equivalents balance, end of year                             $  3,021,376     $   514,001     $  8,889,948
                                                                                   ============     ===========     ============



See Notes to Financial Statements



                                      II-7                              Page 11

SUPERIOR UNIFORM GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 1999, 1998, and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)  Business description
    The Company manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, leisure and public safety markets. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.

b)  Basis of presentation
    On May 8, 1998, the shareholders of the Company approved a Plan of Merger between the Company and its wholly-owned subsidiary Superior Uniform Group, Inc., a Florida corporation. Superior Uniform Group, Inc. is the surviving corporation. Concurrent with the merger, the capitalization of the Company was revised to change the par value of the common stock from $1 par value to $.001 par value. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this change.

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

g)  Impairment of long-lived assets
    The Company evaluates the carrying amount of long-lived assets to be held and used, including excess of cost over fair value of assets acquired, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is estimated to be less than its carrying amount.

h)  Depreciation and amortization
    Plants and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.

i)  Employee benefits
    Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company has no post-retirement benefit plans other than pensions.

j)  Taxes on income
    The Company computes taxes currently payable upon determination of taxable income which differs from pre-tax financial statement income. Deferred taxes are provided on this difference, primarily the effect of computing depreciation of plant and equipment by accelerated methods for tax purposes and by the straight-line method for financial reporting purposes.

k)  Earnings per share
    The Company adopted the provisions of the Financial Accounting Standards Board Opinion No. 128, "Earnings Per Share," ("FAS 128"), during the fourth quarter of 1997, as required. Historical basic per share data under FAS 128 is based on the weighted average number of shares outstanding. Historical diluted per share data under FAS 128 is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

l)  Comprehensive Income
    The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing statement of earnings. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). For the years ending December 31, 1999 and 1998, there are no items requiring separate disclosure in accordance with this statement.

m)  Operating Segments
    The Company adopted the provisions of FAS 131 "Disclosures about Segments of an Enterprise and Related Information." in the first quarter of 1998. FAS 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently they operate in one segment, as defined in this statement.


                                      II-8                              Page 12

n)  Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - ACQUISITIONS:

Effective April 1, 1999, the Company acquired substantially all of the net assets of The Empire Company, a supplier of uniforms, corporate I.D. wear and promotional products with revenues for the year ended December 1998 of approximately $14,000,000. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was approximately $9,134,000 and was allocated as follows:


Cash                                                                $   264,326
Accounts Receivable                                                   1,813,291
Other Current Assets                                                     78,684
Inventories                                                           1,690,688
Property, Plant & Equipment                                             577,429
Other Assets                                                              5,318
Excess of Cost Over Fair Value
  of Assets Acquired                                                  6,211,607
                                                                    -----------
TOTAL ASSETS                                                        $10,641,343
                                                                    ===========
Accounts Payable and Accrued Expenses                               $ 1,507,836
                                                                    ===========


Effective January 2, 1998, the Company acquired the net assets of J & L Group, Inc., a manufacturer of embroidered sportswear, with revenues for the year ended December 1997 of approximately $6,700,000. The purchase price for this acquisition was approximately $2,874,000 and was allocated as follows:


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
                                                                     ==========



NOTE 3 - BUSINESS PROCESS RE-ENGINEERING CHARGE:

The statement of earnings for the year ended December 31, 1998 includes pre-tax charges in the amount of $3,474,391 as part of the Company's commitment to business process re-engineering activities (integrated SAP systems).


NOTE 4 - INVENTORIES:
                                                       December 31,
                                              ---------------------------------
                                                  1999                  1998
                                                  ----                  ----
[S]                                           [C]                   [C]

Finished goods                                $34,343,293           $34,844,679
Work in process                                 3,698,341             3,452,278
Raw materials                                   8,021,405            12,464,131
                                              -----------           -----------
                                              $46,063,039           $50,761,088
                                              ===========           ===========

The opening inventory used in computing cost of goods sold for 1998 was $42,523,009. General and administrative costs capitalized to inventories are not material


                                      II-9                              Page 13

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:


                                                              December 31,
                                                     ----------------------------
                                                         1999             1998
                                                     -----------      -----------
      Land                                           $ 2,080,661      $ 2,080,661
      Buildings, improvements and leaseholds          10,562,769       10,297,967
      Machinery, equipment and fixtures               50,339,834       45,838,502
                                                     -----------      -----------
                                                      62,983,264       58,217,130
      Accumulated depreciation and amortization       33,523,105       30,282,719
                                                     -----------      -----------
                                                     $29,460,159      $27,934,411
                                                     ===========      ===========

Depreciation and amortization charges were $4,214,468, $4,435,857, and $4,422,773 in 1999, 1998 and 1997, respectively.

NOTE 6 - LONG-TERM DEBT:


                                                                             December 31,     December 31,
                                                                                 1999             1998
                                                                             ------------     ------------
      Note payable - bank, pursuant to revolving
            credit agreement, maturing March 26, 2002                        $        --      $ 6,400,000

      6.75% term loan payable to First Union, with monthly payments
            of principal and interest, maturing April 1, 2009                 11,435,563               --

      6.65% note payable to MassMutual Life Insurance Company
            due $1,666,667 annually through 2005                              10,000,000       11,666,667

      9.9% note payable to MassMutual Life Insurance Company
            due $600,000 annually through 2001                                 1,200,000        1,800,000
                                                                             -----------      -----------
                                                                              22,635,563       19,866,667

      Less payments due within one year included in current liabilities        3,162,986        2,266,667
                                                                             -----------      -----------
                                                                             $19,472,577      $17,600,000
                                                                             ===========      ===========

On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 1999, approximately $1,839,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($60,000,000), plus 50% of net income after March 31, 1999, ($63,652,000 at December 31, 1999); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 1999, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,420,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for accounting of derivative instruments and hedging activities, such as swaps. SFAS 133, as amended, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Company's financial statements.

Scheduled principal payments on long-term obligations are $3,162,986 in 2000; 3,224,949 in 2001; $2,698,481 in 2002; $2,770,747 in 2003; $2,845,687 in 2004
and $7,932,713 in 2005 and thereafter.




                                      II-10                              Page 14

NOTE 7 - TAXES ON INCOME:

Aggregate income tax provisions (benefits) consist of the following:


                                  1999              1998              1997
                              -----------       -----------       -----------
      Current:
         Federal              $ 5,305,000       $ 4,165,000       $ 4,960,000
         State and local          485,000           540,000           490,000
                              -----------       -----------       -----------
                                5,790,000         4,705,000         5,450,000
      Deferred                   (610,000)         (135,000)         (230,000)
                              -----------       -----------       -----------

                              $ 5,180,000       $ 4,570,000       $ 5,220,000
                              ===========       ===========       ===========

The significant components of the deferred income tax liability are as follows:


                                                                        1999            1998
                                                                     ----------      ----------
      Deferred income tax assets:
         Operating reserves and other accruals                       $1,015,000      $  815,000
      Deferred income tax liabilities:
         Book carrying value in excess of tax basis of property       2,220,000       2,630,000
         Deferred expenses                                              450,000         450,000
                                                                     ----------      ----------

      Net deferred income tax liability                              $1,655,000      $2,265,000
                                                                     ==========      ==========

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:


                                                                             1999      1998      1997
                                                                            ------    ------    ------
      Statutory Federal income tax rate                                     34.3 %    34.2 %    34.3 %
      State and local income taxes, net of Federal income tax benefit        2.2       2.8       2.2
      Other items                                                           (0.3)     (0.5)     (0.2)
                                                                            ----      ----      ----
      Effective income tax rate                                             36.2 %    36.5 %    36.3 %
                                                                            ====      ====      ====

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

Net periodic pension cost for 1999, 1998 and 1997 included the following components:


                                                                          1999            1998            1997
                                                                      -----------     -----------     -----------
      Service cost - benefits earned during the period                $   710,000     $   664,000     $   683,000
      Interest cost on projected benefit obligation                       961,000         989,000       1,014,000
      Expected return  on  plan assets                                 (1,186,000)     (1,144,000)     (1,072,000)
      Amortization of transition obligation                                33,000          33,000          53,000
      Amortization of prior service cost                                  296,000         296,000         394,000
      Recognized actuarial gain                                          (297,000)       (310,000)       (278,000)
      Settlement gain                                                          --        (421,000)        (66,000)
      Curtailment loss                                                         --              --         440,000
                                                                      -----------     -----------     -----------
      Net periodic pension cost after curtailments and settlements    $   517,000     $   107,000     $ 1,168,000
                                                                      ===========     ===========     ===========




                                      II-11                              Page 15

Assumptions used in the calculation of net periodic pension cost (two corporate plans and three plant/factory plans) for the three years ended December 31, 1999 were:


                                                        Long Term Rate
                           Discount Rate                  of Return                   Salary Scale
                       ---------------------         ---------------------         -----------------
                       Corp.          Plants         Corp.          Plants         Corp.      Plants
                       -----          ------         -----          ------         -----      ------
      1997             7.50%          7.50%          8.00%          8.00%          4.50%       N/A
      1998             7.25%          7.25%          8.00%          8.00%          4.50%       N/A
      1999             6.75%          6.75%          8.00%          8.00%          4.50%       N/A

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 1999 and 1998, for its pension plans:


                                                                         December 31,
                                                                   1999               1998
                                                               ------------       ------------
      CHANGES IN BENEFIT OBLIGATION
           Benefit obligation at beginning of year             $ 15,229,000       $ 15,713,000
           Service cost                                             710,000            664,000
           Interest cost                                            961,000            989,000
           Actuarial (gain) or loss                                (865,000)           760,000
           Plan amendments                                          147,000                 --
           Settlement/curtailment                                        --         (2,013,000)
           Benefits paid                                           (677,000)          (884,000)
                                                               ------------       ------------
           Benefit obligation end of year                      $ 15,505,000       $ 15,229,000
                                                               ------------       ------------

      CHANGES IN PLAN ASSETS
           Fair value of plan assets at beginning of year      $ 16,493,000       $ 16,076,000
           Actual return on assets                                2,295,000          3,202,000
           Employer contributions                                   107,000                 --
           Benefits paid                                           (677,000)          (884,000)
           Surplus recovered                                       (111,000)                --
           Settlements                                                   --         (1,901,000)
                                                               ------------       ------------
           Fair value of plan assets at end of year              18,107,000         16,493,000
           Funded status                                          2,602,000          1,264,000
           Unrecognized transition obligation                            --             33,000
           Unrecognized actuarial gain                           (5,843,000)        (3,805,000)
           Unrecognized prior service costs                       1,385,000          1,191,000
                                                               ------------       ------------
           Accrued benefit costs                               $ (1,856,000)      $ (1,317,000)
                                                               ============       ============




                                      II-12                              Page 16

NOTE 9 - QUARTERLY RESULTS FOR 1998 AND 1999 (UNAUDITED):


                                                                       Quarter Ended
                                                ---------------------------------------------------------------
                                                 March 31,         June 30,      September 30,     December 31,
                                                   1998              1998            1998              1998
                                                -----------      -----------     -------------     ------------
      Net sales                                 $37,432,507      $38,704,155      $41,675,244      $42,905,677
                                                -----------      -----------      -----------      -----------
      Gross profit                               12,641,222       13,070,657       13,943,285       14,441,893
                                                -----------      -----------      -----------      -----------
      Earnings before taxes on income             2,451,121        2,824,491        3,376,479        3,863,849
                                                -----------      -----------      -----------      -----------
      Net earnings                              $ 1,561,121      $ 1,804,491      $ 2,156,479      $ 2,423,849
                                                ===========      ===========      ===========      ===========
      Basic earnings per common share           $      0.20      $      0.23      $      0.27      $      0.31
                                                ===========      ===========      ===========      ===========
      Diluted earnings per common share         $      0.20      $      0.23      $      0.27      $      0.31
                                                ===========      ===========      ===========      ===========
      Dividends per common share                $     0.125      $     0.125      $     0.125      $     0.135
                                                ===========      ===========      ===========      ===========
      Average outstanding shares (Basic)          7,871,098        7,892,173        7,896,163        7,848,660
                                                ===========      ===========      ===========      ===========
      Average outstanding shares (Diluted)        8,001,605        8,005,644        7,967,220        7,891,511
                                                ===========      ===========      ===========      ===========


                                                                       Quarter Ended
                                                ---------------------------------------------------------------
                                                 March 31,         June 30,      September 30,     December 31,
                                                   1999              1999            1999              1999
                                                -----------      -----------     -------------     ------------
      Net sales                                 $37,504,104      $42,826,112      $42,133,377      $45,542,053
                                                -----------      -----------      -----------      -----------
      Gross profit                               12,625,653       14,486,598       14,220,310       15,771,025
                                                -----------      -----------      -----------      -----------
      Earnings before taxes on income             2,862,995        3,457,112        3,434,121        4,542,067
                                                -----------      -----------      -----------      -----------
      Net earnings                              $ 1,811,995      $ 2,189,112      $ 2,173,121      $ 2,942,067
                                                ===========      ===========      ===========      ===========
      Basic earnings per common share           $      0.23      $      0.28      $      0.28      $      0.38
                                                ===========      ===========      ===========      ===========
      Diluted earnings per common share         $      0.23      $      0.28      $      0.28      $      0.38
                                                ===========      ===========      ===========      ===========
      Dividends per common share                $     0.135      $     0.135      $     0.135      $     0.135
                                                ===========      ===========      ===========      ===========
      Average outstanding shares (Basic)          7,847,255        7,779,473        7,727,657        7,714,726
                                                ===========      ===========      ===========      ===========
      Average outstanding shares (Diluted)        7,895,357        7,817,253        7,747,840        7,714,726
                                                ===========      ===========      ===========      ===========

The independent certified public accountants made a limited review of the 1998 and 1999 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such review was substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.




                                      II-13                              Page 17

NOTE 10 - RENTALS:

Aggregate rent expense, including month-to-month rentals, approximated $1,151,000, $767,000, and $520,000, for the years ended December 31, 1999, 1998, and 1997, respectively. Long-term lease commitments are as follows: 2000 - $952,000; 2001 - $689,000; 2002 - $306,000; 2003 - $146,000; 2004 and thereafter
- $689,000.

NOTE 11 - STOCK OPTIONS:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 1999 follows:


                                                         No. of        Weighted Average                               Market
                                                         Shares         Exercise Price            Total               Price
                                                        --------       ----------------        ----------          ----------
      Outstanding January 1, 1997                        702,325            $13.67             $9,602,214
           Granted                                       137,275             13.88              1,905,347          $1,896,272
           Exercised                                     (34,850)            10.75               (374,519)
           Lapsed                                       (277,200)            16.59             (4,598,087)
           Cancelled                                     (48,375)            14.98               (724,834)
                                                        --------            ------             ----------
      Outstanding December 31, 1997                      479,175             12.13              5,810,121
           Granted                                       135,050             15.72              2,122,525          $2,113,450
           Exercised                                     (78,725)            11.53               (907,573)
           Cancelled                                     (11,975)            13.32               (159,527)
                                                        --------            ------             ----------
      Outstanding December 31, 1998                      523,525             13.11              6,865,546
           Granted                                       158,000             13.33              2,106,891          $2,098,751
           Exercised                                      (1,600)            12.85                (20,563)
           Lapsed                                        (69,900)            13.88               (970,521)
           Cancelled                                      (7,925)            12.97               (102,750)
                                                        --------            ------             ----------
      Outstanding December 31, 1999                      602,100            $13.09             $7,878,603
                                                        ========            ======             ==========

The weighted average remaining life for options outstanding at December 31, 1999 was 2.6 years. At December 31, options available to issue were 908,375 for 1997, 764,150 for 1998 and 782,725 for 1999. Options have never been repriced by the Company in any year.

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




                                      II-14                              Page 18


                                    Related Party
                                       Options               Other Options
                                    -------------           ---------------
     Exercise price
          1999                          $16.29              $12.38 - $14.81
          1998                          $18.15              $15.00 - $16.50
          1997                          $15.13              $13.75 - $13.88
     Market price
          1999                          $14.81              $12.38 - $14.81
          1998                          $16.50              $15.00 - $16.50
          1997                          $13.75              $13.75 - $13.88
     Risk free interest rate
          1999                           4.75%                4.75% - 6.00%
          1998                           5.43%                5.43% - 5.62%
          1997                           6.17%                6.08% - 6.17%
     Expected option life              5 years                      5 years
     Expected volatility
          1999                           23.1%                23.1% - 25.8%
          1998                           26.2%                24.9% - 26.2%
          1997                           26.5%                26.2% - 26.5%
     Dividend yield                       3.6%                3.6% -   4.4%

NOTE 12 - EARNINGS PER SHARE:

The following table represents the computation of basic and diluted earnings per share:


                                            1999             1998           1997
                                         ----------      ----------      ----------
      Net income                         $9,116,295      $7,945,940      $9,170,009
      Weighted average shares
           outstanding                    7,767,278       7,877,024       7,996,536
      Basic earnings per common
           share                         $     1.17      $     1.01      $     1.15
                                         ==========      ==========      ==========


                                            1999             1998           1997
                                         ----------      ----------      ----------
      Net Income                         $9,116,295      $7,945,940      $9,170,009
      Weighted average shares
           outstanding                    7,767,278       7,877,024       7,996,536
      Common stock equivalents               26,516          88,901          65,428
                                         ----------      ----------      ----------
      Total weighted average shares
           outstanding                    7,793,794       7,965,925       8,061,964
      Diluted earnings per common
           share                         $     1.17      $     1.00      $     1.14
                                         ==========      ==========      ==========




                                      II-15                              Page 19

NOTE 13 - ACCRUED EXPENSES:


                                                                    December 31,
                                                            ----------------------------
                                                               1999              1998
                                                            ----------        ----------
      Salaries, wages, commissions and vacation pay         $2,552,703        $2,592,119
      Other accrued expenses                                 3,193,234         2,416,487
                                                            ----------        ----------
                                                            $5,745,937        $5,008,606
                                                            ==========        ==========

NOTE 14 - SUPPLEMENTAL INFORMATION:


                                           Year Ended December 31,
                                ------------------------------------------------
                                   1999               1998                1997
                                ----------         ----------         ----------
      Income taxes paid         $5,261,798         $4,586,097         $4,680,144
                                ==========         ==========         ==========
      Interest paid             $1,586,740         $1,200,456         $1,248,171
                                ==========         ==========         ==========
























                                      II-16                              Page 20

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Superior Uniform Group, Inc.
Seminole, Florida

We have audited the accompanying balance sheets of Superior Uniform Group, Inc. (the "Company") as of December 31, 1999 and 1998, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
----------------------------
Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
February 18, 2000























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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                             NONE


                                           PART III


Items 10, 11,     Directors and Executive Officers; Executive Compensation;
 12 and 13        Security Ownership of Management and others; Certain
                  Transactions.

The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Directors and Officers, Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2000, a copy of which will be filed with the Securities and Exchange Commission on or before March 31, 2000.
























                                  II-18, III-1                           Page 22

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K


                                                                                             Page
    (a)    1.   Financial Statements
                   The following financial statements of Superior Uniform Group, Inc.
                       are included in Part II, Item 8:
                   Statements of earnings - years ended
                       December 31, 1999, 1998 and 1997.............................         II-5
                   Statements of shareholders'equity - years
                       ended December 31, 1999, 1998 and 1997.......................         II-5
                   Balance sheets - December 31, 1999 and 1998......................         II-6
                   Statements of cash flows - years ended
                       December 31, 1999, 1998 and 1997.............................         II-7
                   Notes to financial statements....................................    II-8 to II-16
                   Opinion of independent certified public accountants..............        II-17
    (a)    2.   Financial Statement Schedules
                   All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

    (a)    3.   Exhibits

                   See Exhibit Index

    (b)         Reports on Form 8-K:

                   There were no reports on Form 8-K for the three months ended
                   December 31, 1999.

    (c)         See (a) 3. above.

    (d)         None




                                      IV-1                               Page 23

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SUPERIOR UNIFORM GROUP, INC.


                                               /s/ Gerald M. Benstock
                                               ---------------------------------
                                               BY: Gerald M. Benstock
                                                   (Chairman and Chief Executive
                                                   Officer)


                                               /s/ Andrew D. Demott, Jr.
                                               ---------------------------------
                                               BY: Andrew D. Demott, Jr.
                                                   (Treasurer and Principal
                                                   Accounting Officer)


DATE: March 24, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Michael Benstock                     /s/ Alan D. Schwartz
---------------------------------        -------------------------------------
Michael Benstock, March 24, 2000         Alan D. Schwartz, March 24, 2000
(Director)                                        (Director)


/s/ Saul Schechter                       /s/ Peter Benstock
---------------------------------        -------------------------------------
Saul Schechter, March 24, 2000           Peter Benstock, March 24, 2000
(Director)                               (Director)


/s/ Manual Gaetan                        /s/ Sidney Kirschner
---------------------------------        -------------------------------------
Manuel Gaetan, March 24, 2000            Sidney Kirschner, March 24, 2000
(Director)                               (Director)




                                      IV-2                               Page 24

                          SUPERIOR UNIFORM GROUP, INC.
                                  EXHIBIT INDEX


(a)   3.   Exhibits
              Exhibit No.:        Description
                          3.1     Amended and restated Articles of Incorporation
                                  of the Registrant filed as Exhibit 3.1 to the
                                  Registrant's Interim Report on Form 10-Q for
                                  the quarter ended June 30, 1998 and
                                  incorporated herein by reference.
                          3.2     By-Laws of the Registrant filed as Exhibit 3.2
                                  to the Registrant's 1998 Interim Report on
                                  Form 10-Q for the quarter ended June 30, 1998
                                  and incorporated herein by reference.
                          4.1     Credit Agreement dated March 26, 1999, between
                                  the Registrant and First Union, filed with the
                                  Commission as Exhibit 4.1 in registrant's Form
                                  10-Q for the quarter ended March 31, 1999 and
                                  is hereby incorporated herein by reference.
                          4.2     Note Agreement dated January 5, 1994 between
                                  the Registrant and Massachusetts Mutual Life
                                  Insurance Company filed with the Commission as
                                  Exhibit 4.2 in registrant's 1994 Form 10-Q for
                                  the quarter ended March 31, 1994 which is
                                  hereby incorporated herein by reference. (The
                                  Registrant, by signing this Registration
                                  Statement, agrees to furnish the Commission
                                  upon its request a copy of any instrument
                                  which defines the rights of holders of
                                  long-term debt of the Registrant and which
                                  authorizes a total amount of securities not in
                                  excess of 10% of the total assets of the
                                  Registrant.)
                          10.1    Description of the informal bonus plan for
                                  officers of the Registrant filed as Exhibit 10
                                  to the Registrant's 1992 Annual Report on Form
                                  10-K and incorporated herein by reference.
                          10.2    1993 Incentive Stock Option Plan of the
                                  Registrant filed as Exhibit 4.3 to the
                                  Registrant's August 18, 1993 Registration
                                  Statement on Form S-8 and incorporated herein
                                  by reference.
                          10.3    1994 Superior Surgical Mfg. Co., Inc.
                                  Supplemental Pension Plan filed as Exhibit
                                  10.3 to the Registrant's 1994 Annual Report on
                                  Form 10-K and incorporated herein by
                                  reference.
                          13.     Forms 10-Q for the first three quarters of
                                  1999 - herein incorporated by reference to
                                  Registrant's filings thereof with the
                                  Securities and Exchange Commission.
                          23.     Consent of independent accountants.
                          27.     Financial Data Schedule for year ended
                                  December 31, 1999 (For SEC use only.)
                          99.     The information contained under the headings
                                  "Directors and Executive Officers, Executive
                                  Compensation"; "Security Ownership of Certain
                                  Beneficial Owners and Management"; and
                                  "Certain Relationships and Related
                                  Transactions" in the definitive Proxy
                                  Statement of the Registrant to be used in
                                  connection with the Registrant's 2000 Annual
                                  Meeting of Stockholders, to be filed on or
                                  before March 31, 2000 is hereby incorporated
                                  herein by reference.