Form 10-Q
period 2000-03-31
SUPERIOR UNIFORM GROUP INC
filed 2000-05-12
CIK 95574

                                    FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission file number 1-5869-1

                          SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida                               Employer Identification No.
                                                     ---------------------------
                                                             11-1385670

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

Yes [X]   No [ ]

         As of May 9, 2000 the registrant had 7,123,327 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                         CONDENSED SUMMARY OF OPERATIONS


                                                                   Three Months Ended March 31,
                                                                ----------------------------------
                                                                    2000                  1999
                                                                ------------          ------------
                                                                           (Unaudited)
Net sales                                                       $ 38,821,270          $ 37,504,104
                                                                ------------          ------------
Costs and expenses:
  Cost of goods sold                                              25,621,942            24,878,451
  Selling and administrative expenses                             10,747,597             9,416,552
  Interest expense                                                   360,386               346,106
                                                                ------------          ------------
                                                                  36,729,925            34,641,109
                                                                ------------          ------------

Earnings before taxes on income                                    2,091,345             2,862,995
Taxes on income                                                      760,000             1,051,000
                                                                ------------          ------------

Net earnings                                                    $  1,331,345          $  1,811,995
                                                                ============          ============

Weighted average number of shares out-
  standing during the period (Basic)                               7,465,843  Shs.       7,847,255  Shs.
                             (Diluted)                             7,474,206  Shs.       7,895,357  Shs.

  Basic earnings per common share                               $       0.18          $       0.23
                                                                ============          ============
  Diluted earnings per common share                             $       0.18          $       0.23
                                                                ============          ============

  Cash dividends declared per common
    share                                                       $      0.135          $      0.135
                                                                ============          ============

The results of the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year ending December 31, 2000.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                March 31,
                                                                                  2000          December 31,
                                                                               (Unaudited)          1999
                                                                              ------------      ------------
                                                                                                     (1)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    238,191      $  3,021,376
  Accounts receivable and other current assets                                  33,927,589        32,616,210
  Inventories(*)                                                                49,548,643        46,063,039
                                                                              ------------      ------------

         TOTAL CURRENT ASSETS                                                   83,714,423        81,700,625

PROPERTY, PLANT AND EQUIPMENT, net                                              29,609,466        29,460,159
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                                               8,539,439         8,646,163
OTHER ASSETS                                                                     3,042,781         3,045,165
                                                                              ------------      ------------
                                                                              $124,906,109      $122,852,112
                                                                              ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $ 10,684,509      $  9,033,483
  Other current liabilities                                                      9,557,213         6,810,227
  Current portion of long-term debt                                              3,180,363         3,162,986
                                                                              ------------      ------------

         TOTAL CURRENT LIABILITIES                                              23,422,085        19,006,696

LONG-TERM DEBT, net of current portion                                          21,642,168        19,472,577
DEFERRED INCOME TAXES                                                            1,385,000         1,655,000
SHAREHOLDERS' EQUITY                                                            78,456,856        82,717,839
                                                                              ------------      ------------
                                                                              $124,906,109      $122,852,112
                                                                              ============      ============

(*) Inventories consist of the following:


                                                                          March 31,
                                                                             2000          December 31,
                                                                         (Unaudited)           1999
                                                                         ------------      ------------
             Finished goods                                              $ 34,970,874      $ 34,343,293
             Work in process                                                3,841,585         3,698,341
             Raw materials                                                 10,736,184         8,021,405
                                                                         ------------      ------------
                                                                         $ 49,548,643      $ 46,063,039
                                                                         ============      ============

(1) The balance sheet as of December 31, 1999 has been derived from the audited financial statement as of that date and has been condensed.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                         CONDENSED SUMMARY OF CASH FLOWS


                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   -----------       ------------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                   $ 1,331,345       $  1,811,995
    Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                                 1,172,819            967,776
       Deferred income taxes                                          (270,000)          (165,000)
       Changes in assets and liabilities, net of acquisition:
         Accounts receivable and other current assets               (1,311,379)         4,318,336
         Inventories                                                (3,485,604)          (310,383)
         Accounts payable                                            1,651,026         (1,580,445)
         Other current liabilities                                   2,746,986            847,173
                                                                   -----------       ------------
    Net cash flows provided by operating
     activities                                                      1,835,193          5,889,452
                                                                   -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment                     (1,215,402)        (1,052,051)
    Proceeds from disposals of property, plant and equipment                --             13,663
    Other assets                                                         2,384            (86,254)
                                                                   -----------       ------------

    Net cash (used) in investing activities                         (1,213,018)        (1,124,642)
                                                                   -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                     2,823,000         12,000,000
    Repayment of long-term debt                                       (636,032)        (6,816,667)
    Declaration of cash dividends                                   (1,020,374)        (1,059,430)
    Common stock acquired and retired                               (4,571,954)                --
    Proceeds received on exercised stock options                            --             15,188
                                                                   -----------       ------------

    Net cash provided by (used in) financing activities             (3,405,360)         4,139,091
                                                                   -----------       ------------
    Net increase (decrease) in cash and cash
      equivalents                                                   (2,783,185)         8,903,901

Cash and cash equivalents balance,
  beginning of year                                                  3,021,376            514,001
                                                                   -----------       ------------
Cash and cash equivalents balance,
  end of period                                                    $   238,191       $  9,417,902
                                                                   ===========       ============

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

                                              Three Months Ended March 31,
                                                  2000            1999
                                               ----------      ----------

         Net income                            $1,331,345      $1,811,995

         Weighted average shares
              outstanding                       7,465,843       7,847,255

         Basic earnings per common
              share                            $      .18      $      .23



                                              Three Months Ended March 31,
                                                  2000            1999
                                               ----------      ----------

         Net Income                            $1,331,345      $1,811,995
         Weighted average shares
              outstanding                       7,465,843       7,847,255

         Common stock equivalents                   8,363          48,102
         Total weighted average shares
              outstanding                       7,474,206       7,895,357
         Diluted earnings per common share     $      .18      $      .23

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

         f)       Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of March 31, 2000, there are no items requiring separate disclosure in accordance with this statement.

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

         h)       Reclassifications

Certain reclassifications to the 1999 financial information have been made to conform to the 2000 presentation.

Note 2 - Acquisition:

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

         Cash                                       $   264,326
         Accounts Receivable                          1,813,291
         Other Current Assets                            78,684
         Inventories                                  1,690,688
         Property, Plant & Equipment                    577,429
         Other Assets                                     5,318
         Excess of Cost Over Fair Value
           of Assets Acquired                         6,211,607
                                                    -----------
         TOTAL ASSETS                               $10,641,343
                                                    ===========
         Accounts Payable and Accrued Expenses      $ 1,507,836
                                                    ===========

Note 3 - Long Term Debt


                                                                      March 31,      March 31,
                                                                         2000          1999
                                                                     -----------    -----------

Note payable - bank, pursuant to revolving
    credit agreement, maturing March 26, 2002                        $ 2,823,000    $        --

6.75% term loan payable to First Union, with monthly payments
    of principal and interest, maturing April 1, 2009                 11,216,198     12,000,000

6.65% note payable to MassMutual Life Insurance Company
    due $1,666,667 annually through 2005                               9,583,333     11,250,000

9.9% note payable to MassMutual Life Insurance Company
    due $600,000 annually through 2001                                 1,200,000      1,800,000
                                                                     -----------    -----------
                                                                      24,822,531     25,050,000

Less payments due within one year included in current liabilities      3,180,363      3,050,469
                                                                     -----------    -----------
                                                                     $21,642,168    $21,999,531
                                                                     ===========    ===========


On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2000, approximately $2,238,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowing, capital expenditures, rental commitments, tangible net worth ($59,746,000 at March 31, 2000); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2000, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,172,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 1999, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 1999, heretofore filed with registrant's Form 10-K.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of March 31, 2000 and the related condensed summaries of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Superior Uniform Group, Inc. as of December 31, 1999, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche, LLP

May 4, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales have increased 4% from $37,504,104 for the three months ended March 31, 1999 to $38,821,270 for the three months ended March 31, 2000.

Cost of goods sold approximated 66% and 66.3%, respectively for the three months ended March 31, 2000 and 1999.

Selling and administrative expenses, as a percentage of sales, were approximately 27.7% and 25%, respectively for the first three months of 2000 and 1999. This increase is attributed primarily to issues associated with the Company's February 3, 2000 implementation of its new SAP/AFS (Apparel Footwear Solution) computer system. The most significant components of the increase are attributed to the costs of computer consultants working on the implementation and increased overtime costs for the Company's employees working on the project. We expect that these increased costs will begin to abate in the second quarter. This percentage was also adversely impacted as a result of sales of approximately $2,000,000 that could not be shipped in the current quarter due to difficulties encountered with the new computer system.

Interest expense of $360,386 for the three month period ended March 31, 2000 increased 4% from $346,106 for the similar period ended March 31, 1999.

Net earnings decreased 27% to $1,331,345 for the three months ended March 31, 2000 as compared to net earnings of $1,811,995 for the same period ended March 31, 1999, primarily as a result of the increased costs incurred relative to the SAP/AFS implementation.

Accounts receivable and other current assets increased 4% from $32,616,210 on December 31, 1999 to $33,927,589 as of March 31, 2000.

Inventories as of March 31, 2000 increased 8% to $49,548,643 from $46,063,039 on December 31, 1999.

Accounts payable increased 18% from $9,033,483 on December 31, 1999 to $10,684,509 on March 31, 2000 primarily due to increases in purchases of raw material inventories.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,783,185 from $3,021,376 on December 31, 1999 to $238,191 as of March 31, 2000. Additionally, total borrowings under long-term debt agreements increased by $2,186,968 from $22,635,563 on December 31, 1999 to $24,822,531 on March 31, 2000. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the three months ended March 31, 2000 and 1999, respectively, the Company paid cash dividends of $1,020,374 and $1,059,430. During those same periods, the Company reacquired and retired 471,500 and 0 shares, respectively, with costs of $4,571,954 and $0. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

Statements contained in this Quarterly Report contain certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following - general economic conditions in the areas of the United States in which the Company's customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials; and the impact of Year 2000 issues.

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

         Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  15      Letter re: Unaudited Interim Financial Information.

                  27 Financial Data Schedule for the quarter ended March 31, 2000 (for SEC use only).

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                  SUPERIOR UNIFORM GROUP, INC.

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