Form 10-Q
period 2000-06-30
SUPERIOR UNIFORM GROUP INC
filed 2000-08-04
CIK 95574

===============================================================================




                                   FORM lO-Q
                                   ---------


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549


     (Mark One)



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2000


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

                            Yes  [X]          No  [ ]


     As of August 1, 2000, the registrant had 7,123,327 common shares outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.

                        CONDENSED SUMMARY OF OPERATIONS

                                              Three Months Ended June 30,
                                            --------------------------------
                                                2000                 1999
                                            -----------          -----------
                                                      (Unaudited)

Net sales                                   $44,732,763         $42,826,112
                                            -----------         -----------

Costs and expenses:
  Cost of goods sold                         29,523,720          28,339,514
  Selling and administrative expenses        11,569,230          10,567,764
  Interest expense                              548,472             461,722
                                            -----------         -----------
                                             41,641,422          39,369,000
                                            -----------         -----------

Earnings before taxes on income               3,091,341           3,457,112
Taxes on income                               1,130,000           1,268,000
                                            -----------         -----------

Net earnings                                $ 1,961,341         $ 2,189,112
                                            ===========         ===========

Weighted average number of shares out-
  standing during the period   (Basic)        7,123,327 Shs.      7,779,473 Shs.
                               (Diluted)      7,127,588 Shs.      7,817,253 Shs.

  Basic earnings per common share           $      0.28         $      0.28
                                            ===========         ===========
  Diluted earnings per common share         $      0.28         $      0.28
                                            ===========         ===========

  Cash dividends declared per common
    share                                   $     0.135         $     0.135
                                            ===========         ===========

--------------------------------------------------------------------------

                                                Six Months Ended June 30,
                                            --------------------------------
                                                2000                 1999
                                            -----------          -----------
                                                      (Unaudited)

Net sales                                   $83,554,033         $80,330,216
                                            -----------         -----------

Costs and expenses:
  Cost of goods sold                         55,145,662          53,217,965
  Selling and administrative expenses        22,316,827          19,984,316
  Interest expense                              908,858             807,828
                                            -----------         -----------
                                             78,371,347          74,010,109
                                            -----------         -----------

Earnings before taxes on income               5,182,686           6,320,107
Taxes on income                               1,890,000           2,319,000
                                            -----------         -----------

Net earnings                                $ 3,292,686         $ 4,001,107
                                            ===========         ===========

Weighted average number of shares out-
  standing during the period   (Basic)        7,294,585 Shs.      7,813,364 Shs.
                               (Diluted)      7,300,897 Shs.      7,856,305 Shs.

  Basic earnings per common share           $      0.45         $      0.51
                                            ===========         ===========
  Diluted earnings per common share         $      0.45         $      0.51
                                            ===========         ===========

  Cash dividends declared per common
    share                                   $      0.27         $      0.27
                                            ===========         ===========

The results of the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year ending December 31, 2000.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS



                                     ASSETS
                                     ------

                                                     June 30,
                                                       2000        December 31,
                                                   (Unaudited)         1999
                                                  ------------     ------------
                                                                            (1)
CURRENT ASSETS:
  Cash and cash equivalents                       $    116,315     $  3,021,376
  Accounts receivable and other current assets      36,497,019       32,616,210
  Inventories*                                      51,623,981       46,063,039
                                                  ------------     ------------

         TOTAL CURRENT ASSETS                       88,237,315       81,700,625

PROPERTY, PLANT AND EQUIPMENT, NET                  28,778,818       29,460,159
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                   8,434,400        8,646,163
OTHER ASSETS                                         3,148,029        3,045,165
                                                  ------------     ------------
                                                  $128,598,562     $122,852,112
                                                  ============     ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                $  9,366,136     $  9,033,483
  Other current liabilities                          5,884,145        6,810,227
  Current portion of long-term debt                  3,196,239        3,162,986
                                                  ------------     ------------

         TOTAL CURRENT LIABILITIES                  18,446,520       19,006,696

LONG-TERM DEBT                                      29,057,520       19,472,577
DEFERRED INCOME TAXES                                1,640,000        1,655,000
SHAREHOLDERS' EQUITY                                79,454,522       82,717,839
                                                  ------------     ------------
                                                  $128,598,562     $122,852,112
                                                  ============     ============

* Inventories consist of the following:

                                                     June 30,
                                                       2000        December 31,
                                                   (Unaudited)         1999
                                                  ------------     ------------

             Finished goods                       $ 36,496,140     $ 34,343,293
             Work in process                         4,832,658        3,698,341
             Raw materials                          10,295,183        8,021,405
                                                  ------------     ------------
                                                  $ 51,623,981     $ 46,063,039
                                                  ============     ============


(1) The balance sheet as of December 31, 1999 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                        CONDENSED SUMMARY OF CASH FLOWS


                                                                     Six Months Ended June 30,
                                                                  ------------      ------------
                                                                      2000              1999
                                                                  ------------      ------------
                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                  $  3,292,686      $  4,001,107
    Adjustments to reconcile net earnings to net
     cash provided from operating activities:
       Depreciation and amortization                                 2,428,273         2,015,675
       Deferred income taxes                                           (15,000)         (135,000)
       Changes in assets and liabilities, net of acquisition:
         Accounts receivable and other current
           assets                                                   (3,880,809)        4,767,582
         Inventories                                                (5,560,942)        3,004,426
         Accounts payable                                              332,653        (2,146,123)
         Other current liabilities                                    (926,082)           40,200
                                                                  ------------      ------------

    Net cash flows (used in) provided from operating
     activities                                                     (4,329,221)       11,547,867
                                                                  ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment                      (1,535,599)       (2,762,223)
    Proceeds from disposal of property, plant & equipment                  430            28,463
    Purchase of businesses, net of cash acquired                            --        (8,959,181)
    Other assets                                                      (102,864)          (93,949)
                                                                  ------------      ------------

    Net cash used in investing activities                           (1,638,033)      (11,786,890)
                                                                  ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                    11,192,000        12,000,000
    Reduction in long-term debt                                     (1,573,804)       (7,672,019)
    Declaration of cash dividends                                   (1,984,049)       (2,109,357)
    Proceeds received on exercised stock options                            --            15,188
    Common stock reacquired and retired                             (4,571,954)       (1,659,390)
                                                                  ------------      ------------

    Net cash provided from financing activities                      3,062,193           574,422
                                                                  ------------      ------------

    Net (decrease) increase in cash and
       cash equivalents                                             (2,905,061)          335,399

Cash and cash equivalents balance,
  beginning of period                                                3,021,376           514,001
                                                                  ------------      ------------

Cash and cash equivalents balance,
  end of period                                                   $    116,315      $    849,400
                                                                  ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid                                                $    900,077      $    782,935
                                                                  ============      ============
     Income taxes paid                                            $  3,170,000      $  3,190,000
                                                                  ============      ============

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


                                  Three Months Ended June 30,   Six Months Ended June 30,
                                  ---------------------------   --------------------------
                                     2000           1999           2000           1999
                                  ----------     ----------     ----------     ----------

Net income                        $1,961,341     $2,189,112     $3,292,686     $4,001,107

Weighted average shares
   outstanding                     7,123,327      7,779,473      7,294,585      7,813,364

Basic earnings per common
   share                          $     0.28     $     0.28     $     0.45     $     0.51



                                  Three Months Ended June 30,   Six Months Ended June 30,
                                  ---------------------------   --------------------------
                                     2000           1999           2000           1999
                                  ----------     ----------     ----------     ----------

Net Income                        $1,961,341     $2,189,112     $3,292,686     $4,001,107

Weighted average shares
   outstanding                     7,123,327      7,779,473      7,294,585      7,813,364

Common stock equivalents               4,261         37,780          6,312         42,941

Total weighted average shares
   outstanding                     7,127,588      7,817,253      7,300,897      7,856,305

Diluted earnings per common
   share                          $     0.28     $     0.28     $     0.45     $     0.51


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

         f)       Comprehensive Income

         The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of June 30, 2000, there are no items requiring separate disclosure in accordance with this statement.

         g)       Operating Segments

         The Company adopted the provisions of FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of 1998. FAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently they operate in one segment, as defined in this statement.

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

         Cash                                              $   264,326
         Accounts Receivable                                 1,813,291
         Other Current Assets                                   78,684
         Inventories                                         1,690,688
         Property, Plant & Equipment                           577,429
         Other Assets                                            5,318
         Excess of Cost Over Fair Value
            of Assets Acquired                               6,211,607
                                                           -----------

            TOTAL ASSETS                                   $10,641,343
                                                           ===========

         Accounts Payable and
            Accrued Expenses                               $ 1,507,836
                                                           ===========

Note 3 - Long-Term Debt:


                                                                      June 30,
                                                               2000             1999
                                                           -----------      -----------
         Note payable - bank, pursuant to revolving
            credit agreement, maturing March 26, 2002      $11,192,000      $        --

         6.75% term loan payable to First Union, with
            monthly payments of principal and
            interest, maturing April 1, 2009                10,994,900       11,861,314

         6.65% note payable to MassMutual
            Life Insurance Company due $1,666,667
            annually, 1998-2005                              9,166,859       10,833,334

         9.9% note payable to MassMutual
            Life Insurance Company due $600,000
            annually, 1998-2001                                900,000        1,500,000
                                                           -----------      -----------
                                                            32,253,759       24,194,648

         Less payments due within one year included
            in current liabilities                           3,196,239        3,147,891
                                                           -----------      -----------
                                                           $29,057,520      $21,046,757
                                                           ===========      ===========

         On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2000, approximately $2,779,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

         The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($60,727,000 at June 30, 2000); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2000, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,293,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," (later amended by SFAS 138), which will be in effect on January 1, 2001 for the Company. SFAS 133 requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. Management does not believe that the adoption of SFAS 133 will have a significant impact on the Company's financial statements.


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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of June 30, 2000 and the related condensed summaries of operations and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Tampa, Florida
July 20, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the second quarter of 2000 compared to the second quarter of 1999, net sales increased by approximately 4%. For the six months ended June 30, 2000, sales were approximately 4% more than the six months ended June 30, 1999.

Cost of goods sold, as a percentage of sales, approximated 66.0% for the six months ended June 30, 2000 compared to 66.2% for the six months ended June 30, 1999.

Selling and administrative expenses, as a percentage of sales, were approximately 26.7% and 24.9%, respectively, for the first six months of 2000 and 1999. The increase is primarily attributed to costs associated with the company's February 3, 2000 implementation of its new SAP/AFS (Apparel Footwear Solution) computer system. The most significant components of the increase are attributed to the costs of computer consultants engaged to assist with the implementation and overtime costs for the Company's employees working on the project. We are beginning to see reductions in these additional expenses and expect that they will continue to decline over the remainder of the current year.

Interest expense of $908,858 for the six month period ended June 30, 2000 increased 13% from $807,828 for the similar period ended June 30, 1999 due to higher outstanding borrowings in the current period.

Net earnings decreased 10% to $1,961,341 for the three months ended June 30, 2000 as compared to net earnings of $2,189,112 for the same period in 1999. Net earnings for the six months ended June 30, 2000 decreased 18% to $3,292,686 as compared to net earnings of $4,001,107 for the same period in 1999.

Accounts receivable and other current assets increased 12% from $32,616,210 on December 31, 1999 to $36,497,019 as of June 30, 2000.

Inventories increased 12% from $46,063,039 on December 31, 1999 to $51,623,981 as of June 30, 2000.

Accounts payable increased 4% from $9,033,483 on December 31, 1999 to $9,366,136 on June 30, 2000 primarily due to increases in purchases of raw material inventories.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,905,061 from $3,021,376 on December 31, 1999 to $116,315 as of June 30, 2000. Additionally, total borrowings under long-term debt agreements increased by $9,618,196 from $22,635,563 on December 31, 1999 to $32,253,759 as of June 30, 2000. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the six months ended June 30, 2000 and 1999, respectively, the Company paid cash dividends of $1,984,049 and $2,109,357. During those same periods, the Company reacquired and retired 471,500 and 120,400 shares, respectively, with costs of $4,571,954 and $1,659,390. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

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

         None.

ITEM 3.  Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.  Submission of Matters to a Vote of Security-holders

         The Annual Meeting of Shareholders was held on May 5, 2000. Of the 7,316,827 shares outstanding and entitled to vote at the meeting, 6,763,825 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted for the nomination of all proposed Directors being, Messrs. G. M. Benstock, A. D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, and S. Kirschner. The votes on all directors nominated were as follows:

              NOMINEE                     VOTES FOR:            VOTES WITHHELD:
              -------                     ----------            ---------------
         Gerald M. Benstock               6,528,127                235,698
         Saul Schechter                   6,544,277                219,548
         Alan D. Schwartz                 6,544,277                219,548
         Michael Benstock                 6,529,277                234,548
         Peter Benstock                   6,544,277                219,548
         Manuel Gaetan                    6,720,847                 42,978
         Sidney Kirschner                 6,720,847                 42,978

b) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 2000 with 6,736,485 votes for the motion, 1,724 votes against and 25,616 votes abstaining.

ITEM 5.  None

ITEM 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  15    Letter re: Unaudited Interim Financial Information.
                  27    Financial Data Schedule for Six Months ended June 30,
                        2000. (For SEC use only.)

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2000            SUPERIOR UNIFORM GROUP, INC.

                                By /s/ Gerald M. Benstock
                                   ---------------------------------------------
                                   Gerald M. Benstock
                                   Chairman and Chief Executive Officer

                                By /s/ Andrew D. Demott, Jr.
                                   ---------------------------------------------
                                   Andrew D. Demott, Jr.
                                   Vice President, Chief Financial Officer
                                   and Treasurer (Principal Accounting Officer)