Form 10-Q
period 2000-09-30
SUPERIOR UNIFORM GROUP INC
filed 2000-11-03
CIK 95574

                                   FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number 1-5869-1


                          SUPERIOR UNIFORM GROUP, INC.


Incorporated - Florida                              Employer Identification No.
----------------------                              ---------------------------
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

Yes [X]     No [ ]


         As of October 27, 2000, the registrant had 7,123,327 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                        CONDENSED SUMMARY OF OPERATIONS

                                           Three Months Ended September 30,
                                           --------------------------------
                                                2000                1999
                                            -----------         -----------
                                                    (Unaudited)

Net sales                                   $42,496,735         $42,133,377
                                            -----------         -----------

Costs and expenses:
  Cost of goods sold                         28,047,847          27,913,067
  Selling and administrative expenses        11,204,306          10,371,488
  Interest expense                              597,188             414,701
                                            -----------         -----------
                                             39,849,341          38,699,256
                                            -----------         -----------

Earnings before taxes on income               2,647,394           3,434,121
Taxes on income                                 960,000           1,261,000
                                            -----------         -----------

Net earnings                                $ 1,687,394         $ 2,173,121
                                            ===========         ===========

Weighted average number of shares out-
  standing during the period    (Basic)       7,123,327 Shs.      7,727,657 Shs.
                              (Diluted)       7,123,327 Shs.      7,747,840 Shs.

  Basic earnings per common share           $      0.24         $      0.28
                                            ===========         ===========
  Diluted earnings per common share         $      0.24         $      0.28
                                            ===========         ===========

  Cash dividends declared per common
    share                                   $     0.135         $     0.135
                                            ===========         ===========

                                           Nine Months Ended September 30,
                                          ---------------------------------
                                              2000                  1999
                                          ------------         ------------
                                              (Unaudited)

Net sales                                 $126,050,768         $122,463,593
                                          ------------         ------------

Costs and expenses:
  Cost of goods sold                        83,193,509           81,131,032
  Selling and administrative expenses       33,521,133           30,355,804
  Interest expense                           1,506,046            1,222,529
                                          ------------         ------------
                                           118,220,688          112,709,365
                                          ------------         ------------

Earnings before taxes on income              7,830,080            9,754,228
Taxes on income                              2,850,000            3,580,000
                                          ------------         ------------

Net earnings                              $  4,980,080         $  6,174,228
                                          ============         ============

Weighted average number of shares out-
  standing during the period   (Basic)       7,237,499 Shs.       7,784,795 Shs.
                             (Diluted)       7,241,707 Shs.       7,820,150 Shs.

  Basic earnings per common share         $       0.69         $       0.79
                                          ============         ============
  Diluted earnings per common share       $       0.69         $       0.79
                                          ============         ============

  Cash dividends declared per common
    share                                 $      0.405         $      0.405
                                          ============         ============

The results of the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year ending December 31, 2000.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS



                                                    September 30,
                                                         2000         December 31,
                                                     (Unaudited)          1999
                                                    ------------      ------------
                                                                           (1)

                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                         $    195,895      $  3,021,376
  Accounts receivable and other current assets        35,246,526        32,616,210
  Inventories(*)                                      55,203,560        46,063,039
                                                    ------------      ------------

         TOTAL CURRENT ASSETS                         90,645,981        81,700,625

PROPERTY, PLANT AND EQUIPMENT, NET                    28,582,217        29,460,159
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                     8,329,749         8,646,163
OTHER ASSETS                                           3,227,900         3,045,165
                                                    ------------      ------------
                                                    $130,785,847      $122,852,112
                                                    ============      ============



                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  9,619,619      $  9,033,483
  Other current liabilities                            5,487,348         6,810,227
  Current portion of long-term debt                    3,206,821         3,162,986
                                                    ------------      ------------

         TOTAL CURRENT LIABILITIES                    18,313,788        19,006,696

LONG-TERM DEBT                                        30,696,791        19,472,577
DEFERRED INCOME TAXES                                  1,595,000         1,655,000
SHAREHOLDERS' EQUITY                                  80,180,268        82,717,839
                                                    ------------      ------------
                                                    $130,785,847      $122,852,112
                                                    ============      ============

(*) Inventories consist of the following:

                                                    September 30,
                                                        2000          December 31,
                                                     (Unaudited)           1999
                                                    ------------      ------------
             Finished goods                         $ 37,372,875      $ 34,343,293
             Work in process                           5,932,604         3,698,341
             Raw materials                            11,898,081         8,021,405
                                                    ------------      ------------
                                                    $ 55,203,560      $ 46,063,039
                                                    ============      ============


(1) The balance sheet as of December 31, 1999 has been derived from the audited balance sheet and has been condensed.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                        CONDENSED SUMMARY OF CASH FLOWS


                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                       2000               1999
                                                                   ------------       ------------
                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                   $  4,980,080       $  6,174,228
    Adjustments to reconcile net earnings to net
     cash (used in) provided from operating activities:
       Depreciation and amortization                                  3,627,043          3,082,083
       Deferred income taxes                                            (60,000)           (45,000)
       Changes in assets and liabilities, net of acquisition:
         Accounts receivable and other current assets                (2,630,316)         5,583,805
         Inventories                                                 (9,140,521)         3,770,918
         Accounts payable                                               586,136         (1,451,480)
         Other current liabilities                                   (1,322,879)           515,240
                                                                   ------------       ------------

    Net cash flows (used in) provided from operating
     activities                                                      (3,960,457)        17,629,794
                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment                      (2,458,582)        (3,975,371)
    Proceeds from disposals of property, plant
        and equipment                                                    25,895            111,078
    Purchase of business, net of cash acquired                               --         (8,959,181)
    Other assets                                                       (182,735)          (140,062)
                                                                   ------------       ------------

    Net cash used in investing activities                            (2,615,422)       (12,963,536)
                                                                   ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                     13,483,574         12,000,000
    Reduction in long-term debt                                      (2,215,525)        (8,298,649)
    Declaration of cash dividends                                    (2,945,697)        (3,152,600)
    Proceeds received on exercised stock options                             --             20,563
    Common stock reacquired and retired                              (4,571,954)        (1,659,390)
                                                                   ------------       ------------

    Net cash provided from (used in) financing activities             3,750,398         (1,090,076)
                                                                   ------------       ------------

      Net (decrease) increase in cash and
       cash equivalents                                              (2,825,481)         3,576,182

Cash and cash equivalents balance,
  beginning of period                                                 3,021,376            514,001
                                                                   ------------       ------------

Cash and cash equivalents balance,
  end of period                                                    $    195,895       $  4,090,183
                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid                                                 $  1,512,129       $  1,202,808
                                                                   ============       ============
     Income taxes paid                                             $  5,402,093       $  4,623,314
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

                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      --------------------------------    --------------------------------
                                         2000            1999                   2000            1999
                                      ----------      ----------             ----------      ----------

Net income                            $1,687,394      $2,173,121             $4,980,080      $6,174,228
Weighted average shares
   outstanding                         7,123,327       7,727,657              7,237,499       7,784,795
Basic earnings per common
   share                              $      .24      $      .28             $      .69      $      .79



                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                    --------------------------------       -------------------------------
                                         2000            1999                   2000            1999
                                      ----------      ----------             ----------      ----------

Net Income                            $1,687,394      $2,173,121             $4,980,080      $6,174,228
Weighted average shares
   outstanding                         7,123,327       7,727,657              7,237,499       7,784,795
Common stock equivalents                      --          20,183                  4,208          35,355
Total weighted average shares
   outstanding                         7,123,327       7,747,840              7,241,707       7,820,150
Diluted earnings per common
   share                              $      .24      $      .28             $      .69      $      .79


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

         f) Comprehensive Income

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of September 30, 2000, there are no items requiring separate disclosure in accordance with this statement.

         g) Operating Segments

The Company adopted the provisions of FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in the first quarter of 1998. FAS No. 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently it operates in one segment, as defined in this statement.

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

         Cash                                         $   264,326
         Accounts Receivable                            1,813,291
         Other Current Assets                              78,684
         Inventories                                    1,690,688
         Property, Plant & Equipment                      577,429
         Other Assets                                       5,318
         Excess of Cost Over Fair Value
           of Assets Acquired                           6,211,607
                                                      -----------

           TOTAL ASSETS                               $10,641,343
                                                      ===========

         Accounts Payable and
           Accrued Expenses                           $ 1,507,836
                                                      ===========

Note 3 - Long-Term Debt:

                                                  September 30,     December 31,
                                                       2000             1999
                                                   -----------      -----------

Note payable - bank, pursuant to revolving
   credit agreement, maturing March 26, 2002       $13,483,484      $        --

6.75% term loan payable to First Union, with
   monthly payments of principal and interest,
   maturing April 1, 2009                           10,770,128       11,435,563

6.65% note payable to MassMutual
   Life Insurance Company due $1,666,667
   annually through 2005                             8,750,000       10,000,000

9.9% note payable to MassMutual
   Life Insurance Company due $600,000
   annually through 2001                               900,000        1,200,000
                                                   -----------      -----------
                                                   $33,903,612      $22,635,563

Less payments due within one year included
   in current liabilities                            3,206,821        3,162,986
                                                   -----------      -----------
                                                   $30,696,791      $19,472,577
                                                   ===========      ===========


On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2000, approximately $1,461,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($61,570,000 at September 30, 2000); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2000, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,280,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

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

Note 4 - Subsequent Event:

On October 16, 2000, the Company entered into a 5-year term loan with First Union. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company's revolving credit agreement. Concurrent with the execution of the new term loan agreement, First Union and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirement included in Note 3 reflects this amendment.




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

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of September 30, 2000 and the related condensed summaries of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




/s/ Deloitte & Touche, LLP
--------------------------

Tampa, Florida
October 24, 2000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales of $42,496,735 for the three months ended September 30, 2000 increased approximately 1% from $42,133,377 for the comparable period ended September 30, 1999. For the nine months ended September 30, 2000, net sales were approximately 3% more than the comparable period ended September 30, 1999.

Cost of goods sold as a percentage of sales approximated 66.0% for the nine months ended September 30, 2000 compared to 66.2% for the nine months ended September 30, 1999.

Selling and administrative expenses, as a percentage of sales, were approximately 26.6 % for the first nine months of 2000 compared to 24.8% for the nine months ended September 30, 1999. The increase is primarily attributed to costs associated with the Company's February 3, 2000 implementation of its new SAP/AFS (Apparel Footwear Solution) computer system. The most significant components of the increase are attributed to the costs of computer consultants engaged to assist with the implementation and overtime costs for the Company's employees working on the project. We are beginning to see reductions in these additional expenses and expect that they will continue to decline over the remainder of the current year.

Interest expense of $1,506,046 for the nine month period ended September 30, 2000 increased 23% from $1,222,529 for the similar period ended September 30, 1999 due to higher outstanding borrowings in the current period.

Net earnings decreased 22% to $1,687,394 for the three months ended September 30, 2000 as compared to net earnings of $2,173,121 for the same period ended September 30, 1999. Net earnings for the nine months ended September 30, 2000 decreased 19% to $4,980,080 as compared to net earnings of $6,174,228 for the same period in 1999.

Accounts receivable and other current assets increased 8% from $32,616,210 on December 31, 1999 to $35,246,526 as of September 30, 2000.

Inventories increased 20% from $46,063,039 on December 31, 1999 to $55,203,560 as of September 30, 2000.

Accounts payable increased 6% from $9,033,483 on December 31, 1999 to $9,619,619 on September 30, 2000 primarily due to increases in purchases of inventories.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,825,481 from $3,021,376 on December 31, 1999 to $195,895 as of September 30, 2000. Additionally, total borrowings under long-term debt agreements increased by $11,268,049 from $22,635,563 on December 31, 1999 to $33,903,612 on September 30, 2000. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the nine months ended September 30, 2000 and 1999, the Company paid cash dividends of $2,945,697 and $3,152,600, respectively. The Company reacquired and retired 471,500 and 120,400 shares in the nine month periods ended September 30, 2000 and 1999, respectively, with costs of $4,571,954 and $1,659,390.

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

         None.

ITEM 5.  Other Information

         Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

   4.1 Term Promissory Note dated October 16, 2000 between the Company and First Union

   4.2 First Amendment to March 26, 1999 Loan Agreement and Revolving Credit Note between the Company and First Union

    15   Letter re: Unaudited Interim Financial Information.

    27   Financial Data Schedule.

     b)  Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 3, 2000                 SUPERIOR UNIFORM GROUP, INC.


                                       By: /s/ Gerald M. Benstock
                                          -------------------------------------
                                           Gerald M. Benstock
                                           Chairman and Chief Executive Officer


                                       By: /s/ Andrew D. Demott, Jr.
                                          -------------------------------------
                                           Andrew D. Demott, Jr.
                                           Chief Financial Officer and Principal
                                           Accounting Officer, Vice President
                                           and Treasurer