Form 10-K
period 2000-12-31
SUPERIOR UNIFORM GROUP INC
filed 2001-03-23
CIK 95574

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

         As of March 14, 2001, 7,124,327 common shares were outstanding, and the aggregate market value of the registrant's common shares held by non-affiliates was approximately $45 million (based on the closing price of the registrant's common shares on the American Stock Exchange on said date).

Documents Incorporated by Reference:

         Registrant's Proxy Statement to be filed on or before March 30, 2001, for its Annual Meeting of Shareholders to be held May 4, 2001, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of
Part III.

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

         (b)      Although registrant operates, for selling, promotional and other reasons through various divisions, nevertheless there are no significant distinct segments or lines of business; approximately 95% of registrant's business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

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


                                              I-1                        Page 2

                           Registrant has a substantial number of customers, the largest of which accounted for no more than 5% of registrant's 2000 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of January 26, 2001, the backlog of all orders was approximately $6,293,000, compared to approximately $7,463,000 a year earlier.

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

         (h)      Portland, Oregon - Plant and warehouse of approximately
                           40,000 square feet leased from private owners.

         (i)      Miscellaneous -
                           New Orleans, Louisiana, sales office - leased; Las Vegas, Nevada, warehouse and sales office - leased; Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Yazoo City, Mississippi, used for manufacturing - leased; Hamburg, Arkansas, used for manufacturing - owned; Delhi, Louisiana, used for manufacturing - leased; Lexington, Mississippi, used for manufacturing - owned; Seattle, Washington, sales office - leased.

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


                                                                     QUARTER ENDED
                         ----------------------------------------------------------------------------------------------
                                             2000                                              1999
                         --------------------------------------------       -------------------------------------------
                         Mar. 31     June 30     Sept. 30     Dec. 31       Mar. 31     June 30     Sept. 30    Dec. 31
                         -------     -------     --------     -------       -------     -------     --------    -------
Common Shares:
High                     $10-3/4     $10         $8-13/16     $8-3/8        $15-3/4     $14-1/8     $12-7/8     $11-3/4

Low                      $8-1/4      $7-1/2      $7-1/2       $7-1/4        $12-1/2     $12         $10-3/4     $8

Dividends (total
  for 2000-$.54;
  1999-$.54)             $.135       $.135       $.135        $.135         $.135       $.135       $.135       $.135

         Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $10,635,000 were available at December 31, 2000 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

         On March 14, 2001, registrant had 339 shareholders of record and the closing price for registrant's common shares on the American Stock Exchange was $8.49 per share.


                                      II-1                               Page 5

Item 6.

SELECTED FINANCIAL DATA


Years Ended December 31,               2000            1999            1998            1997            1996
                                   ------------    ------------    ------------    ------------    ------------

Net sales                          $167,710,399    $168,005,646    $160,717,583    $144,607,048    $141,420,626
                                   ------------    ------------    ------------    ------------    ------------

Costs and expenses:
     Cost of goods sold             109,904,587     110,902,060     106,620,526      96,213,237      93,897,373
     Selling and administrative

        expenses                     43,984,724      41,202,030      36,991,002      32,903,249      32,333,924
     Business process
        re-engineering charge               --              --       3,474,391              --              --
     Interest expense                 2,167,763       1,605,261       1,115,724       1,100,553       1,295,233
                                   ------------    ------------    ------------    ------------    ------------
                                    156,057,074     153,709,351     148,201,643     130,217,039     127,526,530
                                   ------------    ------------    ------------    ------------    ------------
Earnings before taxes on
        income                       11,653,325      14,296,295      12,515,940      14,390,009      13,894,096
Taxes on income                       4,250,000       5,180,000       4,570,000       5,220,000       5,200,000
                                   ------------    ------------    ------------    ------------    ------------
Net earnings                       $  7,403,325    $  9,116,295    $  7,945,940    $  9,170,009    $  8,694,096
                                   ============    ============    ============    ============    ============
Basic earnings per common
        share                      $       1.03    $       1.17    $       1.01    $       1.15    $       1.07
                                   ============    ============    ============    ============    ============
Diluted earnings per common
        share                      $       1.03    $       1.17    $       1.00    $       1.14    $       1.07
                                   ============    ============    ============    ============    ============

Cash dividends per common
        share                      $       0.54    $       0.54    $       0.51    $       0.46    $       0.38
                                   ============    ============    ============    ============    ============
At year end:
     Total assets                  $130,039,204    $122,852,112    $119,038,910    $108,354,855    $105,659,094
                                   ------------    ------------    ------------    ------------    ------------
     Long-term debt                $ 29,530,239    $ 19,472,577    $ 17,600,000    $ 13,466,666    $ 15,733,333
                                   ------------    ------------    ------------    ------------    ------------
     Working capital               $ 74,360,573    $ 62,693,929    $ 67,040,464    $ 63,764,610    $ 60,242,628
                                   ------------    ------------    ------------    ------------    ------------
     Shareholders' equity          $ 81,641,863    $ 82,717,839    $ 80,503,405    $ 78,117,115    $ 74,156,424
                                   ------------    ------------    ------------    ------------    ------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OPERATIONS: In 2000 net sales were essentially flat in comparison to 1999 and in 1999, net sales increased 5% in comparison to 1998. The 1999 increase was attributed to the continuation of new uniform programs (the Company manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets as well as corporate and resort embroidered sportswear) as well as the April 1999 acquisition of The Empire Company.

         As a percent of sales, cost of goods sold were 65.5% in 2000, 66.0% in 1999, and 66.3% in 1998. The decreases in 2000 and 1999 were primarily the result of increased manufacturing and sourcing efficiencies.

         As a percentage of sales, selling and administrative expenses were 26.2% in 2000, 24.5% in 1999, and 23.0% in 1998. The increase in 2000 was primarily attributable to consulting costs expended as post go-live support from our February 2000 implementation of our SAP/AFS (Apparel Footwear Solution) computer system and additional depreciation expense as we began depreciating the computer system in February 2000. These costs as a percentage of sales were also adversely impacted by the overall flat sales in 2000. These additional costs were offset by the settlement gain recorded relative to the Company's pension plan in 2000. The increase in 1999 was


                                           II-2                          Page 6

MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)

         primarily attributable to increases in costs associated with the Company's growth in sales and incremental expenses incurred in preparation for the implementation of our SAP/AFS computer system.

         Included in earnings for the year ended December 31, 1998 are pre-tax charges in the amount of $3,474,000, as part of our commitment to business process re-engineering activities (integrated SAP systems). The business process re-engineering activities extended across substantially all operating processes of the Company's business including inventory management, manufacturing, sales and distribution, and human resources. The Company utilizes SAP's R/3 product along with apparel specific enhancements in the apparel/footwear solution. The costs associated with the charge consist primarily of charges from external consultants assisting with the implementation and external costs associated with training users.

         Interest expense as a percentage of sales was 1.3% in 2000, 1.0% in 1999; and in 1998 was 0.7%. The increase in 2000 is attributed primarily to higher average borrowings outstanding on the Company's revolving credit agreement as a result of the increased working capital carried in 2000. The increase in 1999 is attributed primarily to the increased level of fixed rate debt incurred in 1999. The decrease in 1998 is attributed to reduced fixed rate long-term debt, offset by higher borrowings outstanding on the long-term revolving credit agreement in 1998.

         The effective income tax rate in 2000 was 36.5%; in 1999 it was 36.2%; and in 1998 it was 36.5%.

         In 2000, the Company reported net income of 4.4% of sales with a return of 9.0% on average shareholders' equity. In 1999, the Company reported net income of 5.4% of sales with a return of 11.2% on average shareholders' equity. For 1998, the corresponding figures were 4.9% and 10%, respectively. Excluding the impact of the pre-tax charge discussed above, the 1998 amounts would have been 6.3% and 12.8%, respectively.

         LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

         The working capital of the Company in 2000 was approximately $74,361,000 and the working capital ratio 5.5:1; for 1999, it was approximately $62,694,000 and the working capital ratio 4.3:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company's operations.

         In 2000, the Company's percentage of total debt to total debt and equity was 29.3% and in 1999 it was 21.5%. The increase is attributed primarily to increased borrowings under the Company's revolving credit agreement as a result of the increased working capital carried in 2000.

         The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,826,000, $4,941,000, and $6,259,000, in the years
         2000, 1999, and 1998, respectively. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

         During the years ended December 31, 2000 and 1999, the Company paid cash dividends of approximately $3,907,000 and $4,196,000, respectively. The Company reacquired and retired 471,500 and 253,300 of its common shares in the years ended December 31, 2000 and 1999, respectively, with costs of $4,572,000 and $2,727,000, respectively.

         In 2000, cash and cash equivalents decreased by approximately $2,833,000. This decrease is attributed to approximately $2,645,000 in cash utilized by operations and approximately $2,828,000 utilized in investing activities, primarily for computer system implementation and recurring fixed asset additions, offset by approximately $2,640,000 provided from financing activities. In 1999, cash and cash equivalents increased by approximately $2,507,000. This increase is attributed to approximately $20,753,000 in cash generated from operations offset by approximately $14,113,000 utilized in investing activities, primarily for the acquisition of the Empire


                                       II-3                              Page 7

MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CON'T)

         Company, computer system implementation and recurring fixed asset additions, and approximately $4,133,000 utilized in financing activities.

         On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (7.16% at December 31, 2000). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2000, approximately $496,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

         On October 16, 2000, the Company entered into a 5-year term loan with First Union. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings (7.36% at December 31, 2000). The proceeds of this term loan were utilized to reduce the outstanding balance on the Company's revolving credit agreement. Concurrent with the execution of the new term loan agreement, First Union and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment.

         The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($62,782,000 at December 31, 2000); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2000, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,635,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2001.

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


                                         II-4                            Page 8

Item 8 - Financial Statements and Supplementary Data

SUPERIOR UNIFORM GROUP, INC.

STATEMENTS OF EARNINGS
Years Ended December 31,

                                                    2000            1999            1998
                                               ------------    ------------    ------------

Net sales                                      $167,710,399    $168,005,646    $160,717,583
                                               ------------    ------------    ------------

Costs and expenses:
     Cost of goods sold                         109,904,587     110,902,060     106,620,526
     Selling and administrative expenses         43,984,724      41,202,030      36,991,002
     Business process re-engineering charge              --              --       3,474,391
     Interest expense                             2,167,763       1,605,261       1,115,724
                                               ------------    ------------    ------------
                                                156,057,074     153,709,351     148,201,643
                                               ------------    ------------    ------------

Earnings before taxes on income                  11,653,325      14,296,295      12,515,940
Taxes on income                                   4,250,000       5,180,000       4,570,000
                                               ------------    ------------    ------------
Net earnings                                   $  7,403,325    $  9,116,295    $  7,945,940
                                               ------------    ------------    ============
Basic earnings per common share                $       1.03    $       1.17    $       1.01
                                               ============    ============    ============
Diluted earnings per common share              $       1.03    $       1.17    $       1.00
                                               ============    ============    ============
                                                                               ============
Dividends per common share                     $       0.54    $       0.54    $       0.51
                                               ============    ============    ============



STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31,


                                                                                    Additional                          Total
                                                      Common          Common         Paid-In          Retained       Shareholders'
                                                      Shares          Stock          Capital          Earnings         Equity
                                                    ----------     -----------     ------------     ------------     ------------

Balance, January 1, 1998                             7,936,502     $     7,937     $  9,967,688     $ 68,141,490     $ 78,117,115
   Net earnings                                                                                        7,945,940        7,945,940
   Common shares issued upon exercise of options        78,725              79          907,494                           907,573
   Purchase and retirement of common shares           (168,700)           (169)        (218,022)      (2,217,294)      (2,435,485)
   Cash dividends declared ($.51 per share)                                                           (4,031,738)      (4,031,738)
                                                    ----------     -----------     ------------     ------------     ------------

Balance, December 31, 1998                           7,846,527           7,847       10,657,160       69,838,398       80,503,405
   Net earnings                                                                                        9,116,295        9,116,295
   Common shares issued upon exercise of options         1,600               1           20,562                            20,563
   Purchase and retirement of common shares           (253,300)           (253)        (344,562)      (2,381,766)      (2,726,581)
   Cash dividends declared ($.54 per share)                                                           (4,195,843)      (4,195,843)
                                                    ----------     -----------     ------------     ------------     ------------

Balance, December 31, 1999                           7,594,827           7,595       10,333,160       72,377,084       82,717,839
   Net earnings                                                                                        7,403,325        7,403,325
   Purchase and retirement of common shares           (471,500)           (472)        (582,310)      (3,989,172)      (4,571,954)
   Cash dividends declared ($.54 per share)                                                           (3,907,347)      (3,907,347)
                                                    ----------     -----------     ------------     ------------     ------------

Balance, December 31, 2000                           7,123,327     $     7,123     $  9,750,850     $ 71,883,890     $ 81,641,863
                                                    ==========     ===========     ============     ============     ============


See Notes to Financial Statements.


                                           II-5                          Page 9

SUPERIOR UNIFORM GROUP, INC.

BALANCE SHEETS
December 31,


                                     ASSETS

                                                                                     2000            1999
                                                                                 ------------    ------------

CURRENT ASSETS
     Cash and cash equivalents                                                   $    188,288    $  3,021,376
     Accounts receivable, less allowance for doubtful accounts
        of $475,000 and $450,000 , respectively                                    31,379,396      30,665,353
     Inventories                                                                   57,910,294      46,063,039
     Prepaid expenses and other current assets                                      1,449,697       1,950,857
                                                                                 ------------    ------------
        TOTAL CURRENT ASSETS                                                       90,927,675      81,700,625
PROPERTY, PLANT AND EQUIPMENT, NET                                                 27,648,843      29,460,159
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED                                   8,225,098       8,646,163
OTHER ASSETS                                                                        3,237,588       3,045,165
                                                                                 ------------    ------------
                                                                                 $130,039,204    $122,852,112
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $  8,970,663    $  9,033,483
     Accrued expenses                                                               3,371,489       6,810,227
     Current portion of long-term debt                                              4,224,950       3,162,986
                                                                                 ------------    ------------
        TOTAL CURRENT LIABILITIES                                                  16,567,102      19,006,696
LONG-TERM DEBT                                                                     29,530,239      19,472,577
DEFERRED INCOME TAXES                                                               2,300,000       1,655,000
SHAREHOLDERS' EQUITY:
     Preferred stock, $1 par value - authorized 300,000 shares (none issued)               --              --
     Common stock, $.001 par value - authorized 50,000,000 shares, issued and
        outstanding - 7,123,327 and 7,594,827, respectively                             7,123           7,595
     Additional paid-in capital                                                     9,750,850      10,333,160
     Retained earnings                                                             71,883,890      72,377,084
                                                                                 ------------    ------------
        TOTAL SHAREHOLDERS' EQUITY                                                 81,641,863      82,717,839
                                                                                 ------------    ------------
                                                                                 $130,039,204    $122,852,112
                                                                                 ============    ============

See Notes to Financial Statements.


                                        II-6                            Page 10

SUPERIOR UNIFORM GROUP, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,


                                                                          2000             1999            1998
                                                                      ------------     ------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net earnings                                                     $  7,403,325     $  9,116,295     $ 7,945,940
     Adjustments to reconcile net earnings to net
        cash (used in)  provided by operating activities:
           Depreciation and amortization                                 4,868,004        4,214,468       4,543,881
           Deferred income tax provision (benefit)                         645,000         (610,000)       (135,000)
           Changes in assets and liabilities, net of acquisitions:
               Accounts receivable                                        (714,043)       3,695,904      (6,059,297)
               Inventories                                             (11,847,255)       6,388,737      (7,080,644)
               Prepaid expenses and other current assets                   501,160           15,741        (751,102)
               Accounts payable                                            (62,820)      (2,203,658)      3,511,986
               Accrued expenses                                         (3,438,738)         135,694        (595,070)
                                                                      ------------     ------------     -----------
     Net cash flows (used in) provided from operating activities        (2,645,367)      20,753,181       1,380,694
                                                                      ------------     ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment                         (2,825,936)      (4,940,658)     (6,259,024)
     Disposals of property, plant and equipment                            190,313          116,378         753,254
     Purchase of businesses, net of cash acquired                               --       (8,869,181)     (2,837,155)
     Other assets                                                         (192,423)        (419,380)         12,601
                                                                      ------------     ------------     -----------
     Net cash used in investing activities                              (2,828,046)     (14,112,841)     (8,330,324)
                                                                      ------------     ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from long-term debt                                       14,365,944       12,000,000       6,400,000
     Repayment of long-term debt                                        (3,246,318)      (9,231,104)     (2,266,667)
     Payment of cash dividends                                          (3,907,347)      (4,195,843)     (4,031,738)
     Proceeds received on exercise of stock options                             --           20,563         907,573
     Common stock reacquired and retired                                (4,571,954)      (2,726,581)     (2,435,485)
                                                                      ------------     ------------     -----------
     Net cash provided from (used in) financing activities               2,640,325       (4,132,965)     (1,426,317)
                                                                      ------------     ------------     -----------

     Net (decrease) increase in cash and cash equivalents               (2,833,088)       2,507,375      (8,375,947)
     Cash and cash equivalents balance, beginning of year                3,021,376          514,001       8,889,948
                                                                      ------------     ------------     -----------
     Cash and cash equivalents balance, end of year                   $    188,288     $  3,021,376     $   514,001
                                                                      ============     ============     ===========

See Notes to Financial Statements.


                                      II-7                              Page 11

SUPERIOR UNIFORM GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2000, 1999, and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)       Business description

         Superior Uniform Group, Inc. ("the Company") manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets, as well as corporate and resort embroidered sportswear. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.

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

l)       Comprehensive Income

         The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS 130 requires separate disclosure of comprehensive income. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). For the years ending December 31, 2000, 1999 and 1998, there are no items requiring separate disclosure in accordance with this statement.

m)       Operating Segments

         The Company adopted the provisions of FAS 131 "Disclosures about Segments of an Enterprise and Related Information." in the first quarter of 1998. FAS 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently they operate in one segment, as defined in this statement.


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

o)       New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Such standard requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure these instruments at fair value. The accounting for changes in fair value of a derivative (that is, gains and losses) depends upon the intended use of the derivative and resulting designation if used as a hedge. In July 1999, FASB issued FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133, which postponed the effective date of FAS No. 133 for one year. FAS No. 133 is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to FAS No. 133. The Company expects the effect, if any, of the adoption of FAS No. 133, as amended by FAS No. 138, to be immaterial to the Company's financial statements.

p)       Reclassifications

         Certain reclassifications to the 1999 and 1998 financial statements have been made to conform to the 2000 presentation.

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

NOTE 4 - INVENTORIES:

                                                              December 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------
         Finished goods                               $41,958,283    $34,343,293
         Work in process                                4,331,287      3,698,341
         Raw materials                                 11,620,724      8,021,405
                                                      -----------    -----------
                                                      $57,910,294    $46,063,039
                                                      ===========    ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

                                                             December 31,
                                                      --------------------------
                                                         2000           1999
                                                      -----------    -----------

         Land                                         $ 2,080,661    $ 2,080,661

         Buildings, improvements and leaseholds        10,565,642     10,562,769

         Machinery, equipment and fixtures             49,075,887     50,339,834
                                                      -----------    -----------
                                                       61,722,190     62,983,264
         Accumulated depreciation and amortization     34,073,347     33,523,105
                                                      -----------    -----------
                                                      $27,648,843    $29,460,159
                                                      ===========    ===========

Depreciation and amortization charges were $4,446,939, $3,875,961, and $4,435,857, in 2000, 1999, and 1998, respectively.


                                        II-9                            Page 13

NOTE 6 -  LONG-TERM DEBT:

                                                                              December 31,   December 31,
                                                                                 2000           1999
                                                                              -----------    -----------

         Note payable to First Union, pursuant to revolving
             credit agreement, maturing March 26, 2002                        $ 9,365,944    $        --

         6.75% term loan payable to First Union, with monthly payments
             of principal and interest, maturing April 1, 2009                 10,539,246     11,435,563

         6.65% note payable to MassMutual Life Insurance Company
             due $1,666,667 annually through 2005                               8,333,333     10,000,000

         Variable rate term loan payable to First Union, with monthly principal payments of $83,333, plus interest, maturing
             November 1, 2005                                                   4,916,666             --

         9.9% note payable to MassMutual Life Insurance Company
             due $600,000 annually through 2001                                   600,000      1,200,000
                                                                              -----------    -----------
                                                                               33,755,189     22,635,563

         Less payments due within one year included in current liabilities      4,224,950      3,162,986
                                                                              -----------    -----------
                                                                              $29,530,239    $19,472,577
                                                                              ===========    ===========


On March 26, 1999, the Company entered into a new 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (7.16% at December 31, 2000). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2000, approximately $496,000 was outstanding under letters of credit. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

On October 16, 2000, the Company entered into a 5-year term loan with First Union. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings (7.36% at December 31, 2000). The proceeds of this term loan were utilized to reduce the outstanding balance on the Company's revolving credit agreement. Concurrent with the execution of the new term loan agreement, First Union and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment.

The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($62,782,000 at December 31, 2000); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2000, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,635,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term obligations are $4,225,000 in 2001; $13,064,000 in 2002; $3,771,000 in 2003; $3,846,000 in 2004; $3,847,000 in 2005
and $5,002,000 in 2006 and thereafter.

NOTE 7 -  TAXES ON INCOME:

Aggregate income tax provisions (benefits) consist of the following:

                                   2000           1999            1998
                                ----------    -----------     -----------
         Current:
             Federal            $3,210,000    $ 5,305,000     $ 4,165,000
             State and local       395,000        485,000         540,000
                                ----------    -----------     -----------
                                 3,605,000      5,790,000       4,705,000
         Deferred                  645,000       (610,000)       (135,000)
                                ----------    -----------     -----------

                                $4,250,000    $ 5,180,000     $ 4,570,000
                                ==========    ===========     ===========


                                      II-10                             Page 14

The significant components of the deferred income tax liability are as follows:

                                                                          2000          1999
                                                                       ----------    ----------
         Deferred income tax assets:
             Operating reserves and other accruals                     $  621,000    $1,015,000
         Deferred income tax liabilities:
             Book carrying value in excess of tax basis of property     2,454,000     2,220,000
             Deferred expenses                                            467,000       450,000
                                                                       ----------    ----------

         Net deferred income tax liability                             $2,300,000    $1,655,000
                                                                       ==========    ==========

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:


                                                                            2000      1999     1998
                                                                            ----      ----     ----

         Statutory Federal income tax rate                                  35.0%     35.0%    35.0%
         State and local income taxes, net of Federal income tax benefit     2.2       2.2      2.8
         Other items                                                        (0.7)     (1.0)    (1.3)
                                                                            ----      ----     ----
         Effective income tax rate                                          36.5%     36.2%    36.5%
                                                                            ====      ====     ====


NOTE 8 - BENEFIT PLANS:

Defined Benefit Plans

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

Net periodic pension cost for 2000, 1999, and 1998 include the following components:


                                                                                   2000            1999            1998
                                                                                -----------     -----------     -----------

         Service cost - benefits earned during the period                       $   641,000     $   710,000     $   664,000
         Interest cost on projected benefit obligation                            1,015,000         961,000         989,000
         Expected return  on  plan assets                                        (1,318,000)     (1,186,000)     (1,144,000)
         Amortization of transition obligation                                           --          33,000          33,000
         Amortization of prior service cost                                         308,000         296,000         296,000
         Recognized actuarial gain                                                 (585,000)       (297,000)       (310,000)
         Settlement gain                                                         (1,286,000)             --        (421,000)
                                                                                -----------     -----------     -----------
         Net periodic pension cost (gain) after curtailments and settlements    ($1,225,000)    $   517,000     $   107,000
                                                                                ===========     ===========     ===========

The settlement gain recorded in 2000 is related to an amendment made to the Corporate Plan to allow in-service distributions at age 65 and the subsequent lump sum distributions made related thereto. This gain is included in selling and administrative expenses in the statement of earnings for 2000. The settlement gain recorded in 1998 relates to the final settlement of one factory plan after closing of the plant and the settlement related to spinning out a group of union employees from the Corporate Plan to separate union plans not controlled by the Company. This gain is included in cost of goods sold in the statement of earnings for 1998.


                                    II-11                               Page 15

Assumptions used in the calculation of net periodic pension cost (two corporate plans and three plant/factory plans) for the three years ended December 31, 2000 were:

                                       Long Term Rate
                     Discount Rate       of Return       Salary Scale
                    ---------------   ---------------   --------------
                    Corp.    Plants   Corp.    Plants   Corp.   Plants
                    -----    ------   -----    ------   -----   ------

         1998       7.25%    7.25%    8.00%    8.00%    4.50%     N/A
         1999       6.75%    6.75%    8.00%    8.00%    4.50%     N/A
         2000       7.75%    7.75%    8.00%    8.00%    4.50%     N/A


The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets at December 31, 2000 and 1999, for its pension plans:


                                                                  December 31,
                                                             2000             1999
                                                         ------------     ------------

CHANGES IN BENEFIT OBLIGATION

       Benefit obligation at beginning of year           $ 15,505,000     $ 15,229,000
       Service cost                                           641,000          710,000
       Interest cost                                        1,015,000          961,000
       Actuarial gain                                        (858,000)        (865,000)
       Plan amendments                                             --          147,000
       Settlement                                          (3,741,000)              --
       Benefits paid                                         (208,000)        (677,000)
                                                         ------------     ------------
       Benefit obligation end of year                      12,354,000       15,505,000
                                                         ------------     ------------

CHANGES IN PLAN ASSETS

       Fair value of plan assets at beginning of year      18,107,000       16,493,000
       Actual return on assets                                365,000        2,295,000
       Employer contributions                                      --          107,000
       Benefits paid                                         (208,000)        (677,000)
       Surplus recovered                                           --         (111,000)
       Settlements                                         (3,741,000)              --
                                                         ------------     ------------
       Fair value of plan assets at end of year            14,523,000       18,107,000
                                                         ------------     ------------
       Funded status                                        2,169,000        2,602,000
       Unrecognized actuarial gain                         (3,876,000)      (5,843,000)
       Unrecognized prior service costs                     1,076,000        1,385,000
                                                         ------------     ------------
       Accrued benefit costs                             $   (631,000)    $ (1,856,000)
                                                         ============     ============

The liability for accrued benefit costs is included in accrued expenses in the accompanying balance sheets.



                                    II-12                              Page 16

Defined Contribution Plan

During the year ended December 31, 2000, the Company instituted a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee's contribution. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for fiscal 2000 were approximately $162,000.


NOTE 9 - QUARTERLY RESULTS FOR 1999 AND 2000 (UNAUDITED):


                                                             Quarter Ended
                                        --------------------------------------------------------
                                          March 31,      June 30,    September 30,   December 31,
                                            1999           1999           1999          1999
                                        -----------    -----------    -----------    -----------

Net sales                               $37,504,104    $42,826,112    $42,133,377    $45,542,053
                                        -----------    -----------    -----------    -----------
Gross profit                             12,625,653     14,486,598     14,220,310     15,771,025
                                        -----------    -----------    -----------    -----------
Earnings before taxes on income           2,862,995      3,457,112      3,434,121      4,542,067
                                        -----------    -----------    -----------    -----------
Net earnings                            $ 1,811,995    $ 2,189,112    $ 2,173,121    $ 2,942,067
                                        ===========    ===========    ===========    ===========
Basic earnings per common share         $      0.23    $      0.28    $      0.28    $      0.38
                                        ===========    ===========    ===========    ===========
Diluted earnings per common share       $      0.23    $      0.28    $      0.28    $      0.38
                                        ===========    ===========    ===========    ===========
Dividends per common share              $     0.135    $     0.135    $     0.135    $     0.135
                                        ===========    ===========    ===========    ===========
Average outstanding shares (Basic)        7,847,255      7,779,473      7,727,657      7,714,726
                                        ===========    ===========    ===========    ===========
Average outstanding shares (Diluted)      7,895,357      7,817,253      7,747,840      7,714,726
                                        ===========    ===========    ===========    ===========



                                                             Quarter Ended
                                        --------------------------------------------------------
                                          March 31,      June 30,    September 30,   December 31,
                                            2000           2000           2000          2000
                                        -----------    -----------    -----------    -----------

Net sales                               $38,821,270    $44,732,763    $42,496,735    $41,659,631
                                        -----------    -----------    -----------    -----------
Gross profit                             13,199,328     15,209,043     14,448,888     14,948,553
                                        -----------    -----------    -----------    -----------
Earnings before taxes on income           2,091,345      3,091,341      2,647,394      3,823,245
                                        -----------    -----------    -----------    -----------
Net earnings                            $ 1,331,345    $ 1,961,341    $ 1,687,394    $ 2,423,245
                                        ===========    ===========    ===========    ===========
Basic earnings per common share         $      0.18    $      0.28    $      0.24    $      0.34
                                        ===========    ===========    ===========    ===========
Diluted earnings per common share       $      0.18    $      0.28    $      0.24    $      0.34
                                        ===========    ===========    ===========    ===========
Dividends per common share              $     0.135    $     0.135    $     0.135    $     0.135
                                        ===========    ===========    ===========    ===========
Average outstanding shares (Basic)        7,465,843      7,123,327      7,123,327      7,123,327
                                        ===========    ===========    ===========    ===========
Average outstanding shares (Diluted)      7,474,206      7,127,588      7,123,327      7,123,327
                                        ===========    ===========    ===========    ===========


                                        II-13                           Page 17

The independent certified public accountants made limited reviews of the 1999 and 2000 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such reviews were substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.

NOTE 10 - RENTALS:

Aggregate rent expense, including month-to-month rentals, approximated $1,333,000, $1,151,000, and $767,000, for the years ended December 31, 2000,
1999, and 1998, respectively. Long-term lease commitments are as follows: 2001
- $897,000; 2002 - $479,000; 2003 - $237,000; 2004 - $145,000; 2005 - $149,000;
2006 and thereafter - $398,000.

NOTE 11 - STOCK OPTIONS:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2000 follows:

                                  No. of     Weighted Average                   Market
                                  Shares      Exercise Price       Total         Price
                                  -------    ----------------   -----------    ----------

Outstanding January 1, 1998       479,175       $  12.13        $ 5,810,121
    Granted                       135,050          15.72          2,122,525    $2,113,450
    Exercised                     (78,725)         11.53           (907,573)
    Cancelled                     (11,975)         13.32           (159,527)
                                  -------       --------        -----------
Outstanding December 31, 1998     523,525          13.11          6,865,546
    Granted                       158,000          13.33          2,106,891    $2,098,751
    Exercised                      (1,600)         12.85            (20,563)
    Lapsed                        (69,900)         13.88           (970,521)
    Cancelled                      (7,925)         12.97           (102,750)
                                  -------       --------        -----------
Outstanding December 31, 1999     602,100          13.09          7,878,603
                                  -------       --------        -----------
    Granted                       243,750           8.25          2,010,260    $2,004,206
    Exercised                          --          --                    --
    Lapsed                        (93,825)         10.84         (1,017,063)
    Cancelled                     (24,950)         12.07           (301,146)
                                  -------       --------        -----------
Outstanding December 31, 2000     727,075       $  11.79        $ 8,570,654
                                  =======       ========        ===========

The weighted average remaining life for options outstanding at December 31, 2000 was 2.8 years. At December 31, options available to issue were 764,150 for 1998, 782,725 for 1999, and 657,750 for 2000. Options have never been repriced by the Company in any year.

The effect on compensation expense, if determined under the provisions of FAS 123, "Accounting for Stock-Based Compensation" based on the fair value at the grant date consistent with those provisions, is not material to net earnings or net earnings per common share. The fair value of options granted is not significant. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model based on the following assumptions:


                                      II-14                             Page 18

                                     Related Party
                                        Options         Other Options
                                     -------------     ---------------
           Exercise price
                   2000                 $ 9.21         $ 8.13 - $ 8.38
                   1999                 $16.29         $12.38 - $14.81
                   1998                 $18.15         $15.00 - $16.50
           Market price
                   2000                 $ 8.38         $ 8.13 - $ 8.38
                   1999                 $14.81         $12.38 - $14.81
                   1998                 $16.50         $15.00 - $16.50
           Risk free interest rate
                   2000                   6.72%          6.24% - 6.72%
                   1999                   4.75%          4.75% - 6.00%
                   1998                   5.43%          5.43% - 5.62%
           Expected option life         5 years                5 years
           Expected volatility
                   2000                   26.8%          24.8% - 26.8%
                   1999                   23.1%          23.1% - 25.8%
                   1998                   26.2%          24.9% - 26.2%
         Dividend yield                    3.6%           3.6% -  4.4%


NOTE 12 - EARNINGS PER SHARE:

The following table represents a reconciliation of basic and diluted earnings per share:


                                                        2000          1999          1998
                                                     ----------    ----------    ----------

         Net Income used in the computation of
             basic and diluted earnings per share    $7,403,325    $9,116,295    $7,945,940
                                                     ----------    ----------    ----------
         Weighted average shares
             outstanding                              7,208,956     7,767,278     7,877,024
         Common stock equivalents                         3,156        26,516        88,901
                                                     ----------    ----------    ----------
         Total weighted average shares
             outstanding                              7,212,112     7,793,794     7,965,925
                                                     ----------    ----------    ----------
         Earnings per share:
             Basic                                   $     1.03    $     1.17    $     1.01
                                                     ==========    ==========    ==========
             Diluted                                 $     1.03    $     1.17    $     1.00
                                                     ==========    ==========    ==========


                                     II-15                              Page 19

NOTE 13 - ACCRUED EXPENSES:


                                                   December 31,
                                            ------------------------
                                               2000          1999
                                            ----------    ----------

         Salaries, wages, commissions
           and vacation pay                 $1,611,544    $2,552,703
         Other accrued expenses              1,759,945     4,257,524
                                            ----------    ----------
                                            $3,371,489    $6,810,227
                                            ==========    ==========

NOTE 14 - SUPPLEMENTAL INFORMATION:

                                                   Year Ended December 31,
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------

         Income taxes paid                  $4,690,726    $5,261,798    $4,586,097
                                            ==========    ==========    ==========
         Interest paid                      $2,147,451    $1,586,740    $1,200,456
                                            ==========    ==========    ==========

                                        II-16                           Page 20

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Superior Uniform Group, Inc.
Seminole, Florida

We have audited the accompanying balance sheets of Superior Uniform Group, Inc. (the "Company") as of December 31, 2000 and 1999, and the related statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Tampa, Florida
February 22, 2001



                                   II-17                                 Page 21

                                    PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                           NONE


                                    PART III

Items 10, 11,     Directors and Executive Officers; Executive Compensation;
                  Security

   12 and 13      Ownership of Management and others; Certain Transactions.


The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned "Directors and Officers, Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2001, a copy of which will be filed with the Securities and Exchange Commission on or before March 31, 2001.



                                II-18, III-1                            Page 22

                                           PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

                                                                                                        Page
                                                                                                        ----
         (a)      1.      Financial Statements
                            The following financial statements of Superior Uniform Group, Inc.
                            are included in Part II, Item 8:
                            Statements of earnings - years ended
                              December 31, 2000, 1999, and 1998..................................       II-5
                            Statements of shareholders' equity - years
                              ended December 31, 2000, 1999, and
                              1998...............................................................       II-5
                            Balance sheets - December 31, 2000 and
                              1999...............................................................       II-6
                            Statements of cash flows - years ended
                              December 31, 2000, 1999, and 1998..................................       II-7
                            Notes to financial statements........................................   II-8 to II-16
                            Opinion of independent certified public
                              accountants....................................................... .      II-17
         (a)      2.      Financial Statement Schedules
                            All schedules are omitted because they are not
                          applicable, or not required, or because the required
                          information is included in the financial statements
                          or notes thereto.

         (a)      3.      Exhibits

                            See Exhibit Index

         (b)              Reports on Form 8-K:

                              There were no reports on Form 8-K for the three months ended December 31, 2000.

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

                                       SUPERIOR UNIFORM GROUP, INC.


                                       BY: /s/ Gerald M. Benstock
                                           ------------------------------------
                                               Gerald M. Benstock
                                               (Chairman and Chief Executive
                                               Officer)


                                       BY: /s/ Andrew D. Demott, Jr.
                                           ------------------------------------
                                               Andrew D. Demott, Jr.
                                               (Treasurer and Principal
                                               Accounting Officer)
DATE:  March 23, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael Benstock                        /s/ Alan D. Schwartz
-----------------------------------         -----------------------------------
Michael Benstock, March 23, 2001            Alan D. Schwartz, March 23, 2001
(Director)                                  (Director)


/s/ Saul Schechter                          /s/ Peter Benstock
-----------------------------------         -----------------------------------
Saul Schechter, March 23, 2001              Peter Benstock, March 23, 2001
(Director)                                  (Director)


/s/ Manual Gaetan                           /s/ Sidney Kirschner
-----------------------------------         -----------------------------------
Manuel Gaetan, March 23, 2001               Sidney Kirschner, March 23, 2001
(Director)                                  (Director)

/s/ Robin Hensley
-----------------------------------
Robin Hensley, March 23, 2001
(Director)

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

                                  4.3     Credit Agreement dated October 16,
                                          2000, between the Registrant and
                                          First Union, filed with the
                                          Commission as Exhibit 4.2 in
                                          Registrant's Form 10-Q for the
                                          quarter ended September 30, 2000 and
                                          is hereby incorporated herein by
                                          reference.

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

                                 13.      Forms 10-Q for the first three
                                          quarters of 2000 - herein
                                          incorporated by reference to
                                          Registrant's filings thereof with the
                                          Securities and Exchange Commission.

                                 23.      Consent of independent accountants.

                                 99.      The information contained under the
                                          headings "Directors and Executive
                                          Officers, Executive Compensation";
                                          "Security Ownership of Certain
                                          Beneficial Owners and Management";
                                          and "Certain Relationships and
                                          Related Transactions" in the
                                          definitive Proxy Statement of the
                                          Registrant to be used in connection
                                          with the Registrant's 2001 Annual
                                          Meeting of Stockholders, to be filed
                                          on or before March 31, 2001 is hereby
                                          incorporated herein by reference.

                                          IV-3                           Page 25