Form 10-Q
period 2001-03-31
SUPERIOR UNIFORM GROUP INC
filed 2001-05-07
CIK 95574

                                    FORM lO-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    (Mark One)


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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

Yes   [X]        No    [ ]

         As of May 1, 2001 the registrant had 7,124,327 common shares outstanding.

                         PART I - FINANCIAL INFORMATION




ITEM 1.   Financial Statements

                          SUPERIOR UNIFORM GROUP, INC.
                         CONDENSED SUMMARY OF OPERATIONS


                                                          Three Months Ended March 31,
                                                        --------------------------------
                                                           2001                 2000
                                                        -----------          -----------
                                                                  (Unaudited)

Net sales                                               $38,935,615          $38,821,270
                                                        -----------          -----------

Costs and expenses:
  Cost of goods sold                                     25,405,489           25,621,942
  Selling and administrative expenses                    10,807,268           10,747,597
  Interest expense                                          527,589              360,386
                                                        -----------          -----------
                                                         36,740,346           36,729,925
                                                        -----------          -----------

Earnings before taxes on income                           2,195,269            2,091,345
Taxes on income                                             800,000              760,000
                                                        -----------          -----------

Net earnings                                            $ 1,395,269          $ 1,331,345
                                                        ===========          ===========

Weighted average number of shares out-
  standing during the period (Basic)                      7,123,660 Shs.       7,465,843 Shs.
                             (Diluted)                    7,129,923 Shs.       7,474,206 Shs.

  Basic earnings per common share                       $      0.20          $      0.18
                                                        ===========          ===========
  Diluted earnings per common share                     $      0.20          $      0.18
                                                        ===========          ===========

  Cash dividends declared per common
    share                                               $     0.135          $     0.135
                                                        ===========          ===========


The results of the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year ending December 31, 2001.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                          March 31,
                                                            2001              December 31,
                                                        (Unaudited)               2000
                                                        ------------          ------------
                                                                                  (1)
CURRENT ASSETS:
  Cash and cash equivalents                             $    189,361          $    188,288
  Accounts receivable and other current assets            31,059,416            32,829,093
  Inventories*                                            54,845,839            57,910,294
                                                        ------------          ------------

      TOTAL CURRENT ASSETS                                86,094,616            90,927,675

PROPERTY, PLANT AND EQUIPMENT, net                        26,765,883            27,648,843
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                         8,120,446             8,225,098
OTHER ASSETS                                               3,346,280             3,237,588
                                                        ------------          ------------
                                                        $124,327,225          $130,039,204
                                                        ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $  8,806,583          $  8,970,663
  Other current liabilities                                4,459,254             3,371,489
  Current portion of long-term debt                        3,944,844             4,224,950
                                                        ------------          ------------

      TOTAL CURRENT LIABILITIES                           17,210,681            16,567,102

LONG-TERM DEBT, net of current portion                    22,978,936            29,530,239
DEFERRED INCOME TAXES                                      2,330,000             2,300,000
SHAREHOLDERS' EQUITY                                      81,807,608            81,641,863
                                                        ------------          ------------
                                                        $124,327,225          $130,039,204
                                                        ============          ============

*    Inventories consist of the following:

                                                          March 31,
                                                            2001              December 31,
                                                        (Unaudited)               2000
                                                        ------------          ------------
        Finished goods                                  $ 39,835,084          $ 41,958,283
        Work in process                                    4,695,214             4,331,287
        Raw materials                                     10,315,541            11,620,724
                                                        ------------          ------------
                                                        $ 54,845,839          $ 57,910,294
                                                        ============          ============

(1) The balance sheet as of December 31, 2000 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed interim financial statements.

                          SUPERIOR UNIFORM GROUP, INC.
                         CONDENSED SUMMARY OF CASH FLOWS


                                                                       Three Months Ended March 31,
                                                                    ---------------------------------
                                                                        2001                  2000
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                                      $ 1,395,269           $ 1,331,345
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation and amortization                                    1,262,179             1,172,819
     Deferred income taxes                                               30,000              (270,000)
     Changes in assets and liabilities:
       Accounts receivable and other current assets                   1,769,677            (1,311,379)
       Inventories                                                    3,064,455            (3,485,604)
       Accounts payable                                                (164,080)            1,651,026
       Other current liabilities                                        811,765             2,746,986
                                                                    -----------           -----------

  Net cash flows provided by operating
   activities                                                         8,169,265             1,835,193
                                                                    -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant, and equipment                          (276,492)           (1,215,402)
  Proceeds from disposals of property, plant and equipment                1,925                    --
  Other assets                                                         (108,692)                2,384
                                                                    -----------           -----------

  Net cash used in investing activities                                (383,259)           (1,213,018)
                                                                    -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                               --             2,823,000
  Repayment of long-term debt                                        (6,831,409)             (636,032)
  Declaration of cash dividends                                        (961,649)           (1,020,374)
  Common stock acquired and retired                                          --            (4,571,954)
  Proceeds received on exercised stock options                            8,125                    --
                                                                    -----------           -----------

  Net cash used in financing activities                              (7,784,933)           (3,405,360)
                                                                    -----------           -----------

  Net increase (decrease) in cash and cash
    equivalents                                                           1,073            (2,783,185)

Cash and cash equivalents balance,
  beginning of year                                                     188,288             3,021,376
                                                                    -----------           -----------

Cash and cash equivalents balance,
  end of period                                                     $   189,361           $   238,191
                                                                    ===========           ===========

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

                                                              2001                2000
                                                          ----------          ----------

Net Income used in the computation of
            basic and diluted earnings per share          $1,395,269          $1,331,345
                                                          ----------          ----------
Weighted average shares outstanding                        7,123,660           7,465,843
Common stock equivalents                                       6,263               8,363
                                                          ----------          ----------
Total weighted average shares
            outstanding                                    7,129,923           7,474,206
                                                          ----------          ----------
Earnings per share:
            Basic                                         $     0.20          $     0.18
                                                          ==========          ==========
            Diluted                                       $     0.20          $     0.18
                                                          ==========          ==========


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

         f)       Comprehensive Income (Loss)

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of March 31, 2001, accumulated comprehensive income (loss) consisted of the following:

         Balance on December 31, 2000                                   $       --
         Transition adjustment for SFAS 133                                (48,000)
         Net change during the period related to cash flow hedges         (228,000)
                                                                        ----------
         Balance on March 31, 2001                                      $ (276,000)
                                                                        ==========

         g)       Operating Segments

 FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently it operates in one segment, as defined in this statement.

         h)       Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $10,302,502 is designated as a hedged item for interest rate swaps at March 31, 2001.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $228,000 was included in other comprehensive income (loss). The original term of the contract is ten years.

         i)       Reclassifications

Certain reclassifications to the 2000 financial information have been made to conform to the 2001 presentation.

    NOTE 2 - Long-Term Debt:

                                                                   March 31,         December 31,
                                                                      2001               2000
                                                                  -----------        -----------

      Note payable to First Union, pursuant to revolving
          credit agreement, maturing March 26, 2004               $ 3,737,945        $ 9,365,944

      6.75% term loan payable to First Union, with monthly
          payments of principal and interest,
          maturing April 1, 2009                                   10,302,502         10,539,246

      6.65% note payable to MassMutual Life Insurance
          Company due $1,666,667 annually through 2005              7,916,667          8,333,333

      Variable rate term loan payable to First Union, with
          monthly principal payments of $83,333, plus
          interest, maturing November 1, 2005                       4,666,666          4,916,666

      9.9% note payable to MassMutual Life Insurance
          Company due $600,000 annually through 2001                  300,000            600,000
                                                                  -----------        -----------
                                                                   26,923,780         33,755,189
      Less payments due within one year included
          in current liabilities                                    3,944,844          4,224,950
                                                                  -----------        -----------

                                                                  $22,978,936        $29,530,239
                                                                  ===========        ===========

On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.68% at March 31, 2001). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2001, approximately $989,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S.dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

On October 16, 2000, the Company entered into a 5-year term loan with First Union. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.88% at March 31, 2001). The proceeds of this term loan were utilized to reduce the outstanding balance on the Company's revolving credit agreement. Concurrent with the execution of the new term loan agreement, First Union and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment.

The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($63,479,000 at March 31, 2001); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2001, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,484,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.


NOTE 3 - Subsequent Event:

On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters which the Company expects to report as a pre-tax gain of approximately $1.6 million in the second quarter.


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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Reference is hereby made to registrant's Financial Statements for 2000, heretofore filed with registrant's Form 10-K.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed balance sheet of Superior Uniform Group, Inc. (the "Company") as of March 31, 2001 and the related condensed summaries of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Superior Uniform Group, Inc. as of December 31, 2000, and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
April 23, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales increased from $38,821,270 for the three months ended March 31, 2000 to $38,935,615 for the three months ended March 31, 2001.

Cost of goods sold, as a percentage of sales, approximated 65.25% and 66%, respectively for the three months ended March 31, 2001 and 2000. This decrease is attributed to manufacturing and sourcing efficiencies.

Selling and administrative expenses, as a percentage of sales, was approximately 27.7% for the first three months of 2001 and 2000.

Interest expense of $527,589 for the three month period ended March 31, 2001 increased 46.4% from $360,386 for the similar period ended March 31, 2000. This increase is attributed to higher outstanding borrowings in the current period.

Net earnings increased 4.8% to $1,395,269 for the three months ended March 31, 2001 as compared to net earnings of $1,331,345 for the same period ended March 31, 2000.

Accounts receivable and other current assets decreased 5.4% from $32,829,093 on December 31, 2000 to $31,059,416 as of March 31, 2001.

Inventories as of March 31, 2001 decreased 5.3% to $54,845,839 from $57,910,294 on December 31, 2000.

Accounts payable decreased 1.8% from $8,970,663 on December 31, 2000 to $8,806,583 on March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $1,073 from $188,288 on December 31, 2000 to $189,361 as of March 31, 2001. Additionally, total borrowings under long-term debt agreements decreased by $6,831,409 from $33,755,189 on December 31, 2000 to $26,923,780 on March 31, 2001. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the three months ended March 31, 2001 and 2000, respectively, the Company paid cash dividends of $961,649 and $1,020,374. During those same periods, the Company reacquired and retired -0- and 471,500 shares, respectively, with costs of $ -0- and $4,571,954. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters which the Company expects to report as a pre-tax gain of approximately $1.6 million in the second quarter.

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

      None.

ITEM 5.      Other Information

      Inapplicable.

ITEM 6.      Exhibits and Reports on Form 8-K

      a)     Exhibits

         4.1 Second Amendment to Loan Agreement and Other Loan Documents with First Union

         4.2      Renewal Revolving Credit Note with First Union

         15       Letter re: Unaudited Interim Financial Information.

      b)     Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 7, 2001                SUPERIOR UNIFORM GROUP, INC.

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