Form 10-Q
period 2001-06-30
SUPERIOR UNIFORM GROUP INC
filed 2001-07-30
CIK 95574

                                    FORM 10-Q

                           --------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended June 30, 2001

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

                                 Yes [X] No [ ]

        As of July 26, 2001, the registrant had 7,124,327 common shares outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

                                            Three Months Ended June 30,
                                            ---------------------------
                                                2001            2000
                                            -----------     -----------
                                                    (Unaudited)
Net sales                                   $38,368,931     $44,732,763
                                            -----------     -----------

Costs and expenses:
  Cost of goods sold                         25,136,222      29,523,720
  Selling and administrative expenses         9,697,745      11,569,230
  Interest expense                              396,168         548,472
                                            -----------     -----------
                                             35,230,135      41,641,422
                                            -----------     -----------
Earnings before taxes on income               3,138,796       3,091,341
Taxes on income                               1,150,000       1,130,000
                                            -----------     -----------
Net earnings                                $ 1,988,796     $ 1,961,341
                                            ===========     ===========

Weighted average number of shares out-
  standing during the period  (Basic)         7,124,327 Shs.  7,123,327 Shs.
                              (Diluted)       7,153,121 Shs.  7,127,588 Shs.

  Basic earnings per common share           $      0.28     $      0.28
                                            ===========     ===========
  Diluted earnings per common share         $      0.28     $      0.28
                                            ===========     ===========
  Cash dividends declared per common
    share                                   $     0.135     $     0.135
                                            ===========     ===========

                                             Six Months Ended June 30,
                                            ---------------------------
                                                2001            2000
                                            -----------     -----------
                                                    (Unaudited)
Net sales                                   $77,304,546     $83,554,033
                                            -----------     -----------

Costs and expenses:
  Cost of goods sold                         50,541,711      55,145,662
  Selling and administrative expenses        20,505,013      22,316,827
  Interest expense                              923,757         908,858
                                            -----------     -----------
                                             71,970,481      78,371,347
                                            -----------     -----------

Earnings before taxes on income               5,334,065       5,182,686
Taxes on income                               1,950,000       1,890,000
                                            -----------     -----------
Net earnings                                $ 3,384,065     $ 3,292,686
                                            ===========     ===========
Weighted average number of shares out-
  standing during the period  (Basic)         7,123,994 Shs.  7,294,585 Shs.
                              (Diluted)       7,141,522 Shs.  7,300,897 Shs.

  Basic earnings per common share           $      0.48     $      0.45
                                            ===========     ===========
  Diluted earnings per common share         $      0.47     $      0.45
                                            ===========     ===========
  Cash dividends declared per common
    share                                   $      0.27     $      0.27
                                            ===========     ===========

The results of the six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year ending December 31, 2001.

See accompanying notes to condensed consolidated interim financial statements.

                   SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                     June 30,
                                                       2001          December 31,
                                                    (Unaudited)        2000(1)
                                                   ------------     -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    186,507     $     188,288
  Accounts receivable and other current assets       27,782,327        32,829,093
  Inventories*                                       53,731,491        57,910,294
                                                   ------------     -------------
         TOTAL CURRENT ASSETS                        81,700,325        90,927,675

PROPERTY, PLANT AND EQUIPMENT, NET                   23,650,931        27,648,843
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                    8,015,795         8,225,098
OTHER ASSETS                                          3,332,778         3,237,588
                                                   ------------     -------------
                                                   $116,699,829     $ 130,039,204
                                                   ============     =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $  7,403,077     $   8,970,663
  Other current liabilities                           4,116,611         3,371,489
  Current portion of long-term debt                   2,958,407         4,224,950
                                                   ------------     -------------
         TOTAL CURRENT LIABILITIES                   14,478,095        16,567,102

LONG-TERM DEBT                                       16,904,114        29,530,239
DEFERRED INCOME TAXES                                 2,370,000         2,300,000
SHAREHOLDERS' EQUITY                                 82,947,620        81,641,863
                                                   ------------     -------------
                                                   $116,699,829     $ 130,039,204
                                                   ============     =============

* Inventories consist of the following:

                                                     June 30,
                                                       2001          December 31,
                                                    (Unaudited)          2000
                                                   ------------     -------------
             Finished goods                        $ 40,586,194     $  41,958,283
             Work in process                          3,669,879         4,331,287
             Raw materials                            9,475,418        11,620,724
                                                   ------------     -------------
                                                   $ 53,731,491     $  57,910,294
                                                   ============     =============

(1) The balance sheet as of December 31, 2000 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

                   SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

                                                          Six Months Ended June 30,
                                                         ---------------------------
                                                              2001           2000
                                                         ------------   ------------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                         $  3,384,065   $  3,292,686
    Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                        2,480,432      2,428,273
       Deferred income tax provision (benefit)                 70,000        (15,000)
       Changes in assets and liabilities
         Accounts receivable and other current
           assets                                           5,046,766     (3,880,809)
         Inventories                                        4,178,803     (5,560,942)
         Accounts payable                                  (1,567,586)       332,653
         Other current liabilities                            582,122       (926,082)
                                                         ------------   ------------
    Net cash flows provided by (used in) operating
     activities                                            14,174,602     (4,329,221)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment               (604,625)    (1,535,599)
    Reduction in property, plant & equipment                2,331,408            430
    Other assets                                              (95,190)      (102,864)
                                                         ------------   ------------
    Net cash provided by (used in) investing activities     1,631,593     (1,638,033)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term borrowings                             --     11,192,000
    Repayments of long-term borrowings                    (13,892,668)    (1,573,804)
    Declaration of cash dividends                          (1,923,433)    (1,984,049)
    Proceeds received on exercised stock options                8,125             --
    Common stock reacquired and retired                            --     (4,571,954)
                                                         ------------   ------------
    Net cash (used in) provided by financing activities   (15,807,976)     3,062,193
                                                         ------------   ------------
    Net decrease in cash and cash equivalents                  (1,781)    (2,905,061)

Cash and cash equivalents balance,
  beginning of period                                         188,288      3,021,376
                                                         ------------   ------------
Cash and cash equivalents balance,
  end of period                                          $    186,507   $    116,315
                                                         ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
     Interest paid                                       $  1,076,804   $    900,077
                                                         ============   ============
     Income taxes paid                                   $  1,814,963   $  3,170,000
                                                         ============   ============

See accompanying notes to condensed consolidated interim financial statements.

                   SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - Summary of Significant Interim Accounting Policies:

        a) Basis of presentation

The consolidated financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, formed by contribution of assets in April 2001. Intercompany items have been eliminated in consolidation.

        b) Recognition of costs and expenses

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

        c) Inventories

Inventories at interim dates are carried at the lower of cost or market and are determined by using both perpetual records and gross profit calculations, which is designed to approximate the first-in, first-out method.

        d) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year.

        e) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

                                                             Three months
                                                             Ended June 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
Net Income used in the computation of
              basic and diluted earnings per share     $1,988,796     $1,961,341
                                                       ----------     ----------
Weighted average shares outstanding                     7,124,327      7,123,327
Common stock equivalents                                   28,794          4,261
                                                       ----------     ----------
Total weighted average shares
              outstanding                               7,153,121      7,127,588
                                                       ----------     ----------
Earnings per share:
              Basic                                    $     0.28     $     0.28
                                                       ==========     ==========
              Diluted                                  $     0.28     $     0.28
                                                       ==========     ==========


                                                              Six months
                                                             Ended June 30,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
Net Income used in the computation of
              basic and diluted earnings per share     $3,384,065     $3,292,686
                                                       ----------     ----------
Weighted average shares outstanding                     7,123,994      7,294,585
Common stock equivalents                                   17,528          6,312
                                                       ----------     ----------
Total weighted average shares
              outstanding                               7,141,522      7,300,897
                                                       ----------     ----------
Earnings per share:
              Basic                                    $     0.48     $     0.45
                                                       ==========     ==========
              Diluted                                  $     0.47     $     0.45
                                                       ==========     ==========

        f) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        g) Comprehensive Income (Loss)

The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. FAS No. 130 requires disclosures of comprehensive income including per-share amounts in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of June 30, 2001, accumulated comprehensive income (loss) consisted of the following:

        Balance on December 31, 2000                                $       --
        Transition adjustment for SFAS 133                             (48,000)
        Net change during the period related to cash flow hedges      (115,000)
                                                                    ----------
        Balance on June 30, 2001                                    $ (163,000)
                                                                    ==========

        h) Operating Segments

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

        i) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $10,065,329 is designated as a hedged item for interest rate swaps at June 30, 2001.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $115,000 was included in other comprehensive income (loss) for the six months ended June 30, 2001. The original term of the contract is ten years.

        j) Reclassifications

Certain reclassifications to the 2000 financial information have been made to conform to the 2001 presentation.

        k) New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") concluded the voting process on its business combinations project and will issue Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142, which is effective for the Company on January 1, 2002. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's consolidated financial statements.

NOTE 2 - Long-Term Debt:

                                                        June 30    December 31,
                                                          2001         2000
                                                      -----------  -----------
Note payable to First Union, pursuant to revolving
    credit agreement, maturing March 26, 2004         $ 1,997,000  $ 9,365,944

6.75% term loan payable to First Union, with monthly
    payments of principal and interest,
    maturing April 1, 2009                             10,065,329   10,539,246

6.65% note payable to MassMutual Life Insurance
    Company, due $1,666,667 annually through 2005       7,500,192    8,333,333

Variable rate term loan payable to First Union, with
    monthly principal payments of $83,333, plus
    interest, maturing November 1, 2005                        --    4,916,666

9.9% note payable to MassMutual Life Insurance
    Company, due $600,000 annually through 2001           300,000      600,000
                                                      -----------  -----------
                                                       19,862,521   33,755,189
Less payments due within one year included
    in current liabilities                              2,958,407    4,224,950
                                                      -----------  -----------
                                                      $16,904,114  $29,530,239
                                                      ===========  ===========

    On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (4.5% at June 30, 2001). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2001, approximately $850,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S.dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

    On October 16, 2000, the Company entered into a 5-year term loan with First Union. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company's revolving credit agreement. Concurrent with the execution of the new term loan agreement, First Union and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment. This term loan was paid in full in June 2001.

    The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($64,474,000 at June 30, 2001); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2001, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,621,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 3 - Vendor Settlement:

On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters. This resulted in a one time gain of $1,683,000 that is recorded as a reduction of selling and administrative expenses in the quarter ended June 30, 2001. The remaining amount of $2,317,000 was recorded as a reduction in the basis of certain property, plant and equipment.

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

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of June 30, 2001 and the related condensed consolidated summaries of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
July 18, 2001

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales decreased from $44,732,763 for the three months ended June 30, 2000 to $38,368,931 for the three months ended June 30, 2001. Net sales decreased from $83,554,033 for the six months ended June 30, 2000 to $77,304,546 for the six months ended June 30, 2001. These decreases are attributed to lower purchasing levels by existing customers and a reduction in the number of new uniform programs in the current periods.

Cost of goods sold, as a percentage of sales, approximated 65.4% for the six months ended June 30, 2001 compared to 66.0% for the six months ended June 30, 2000.

Selling and administrative expenses, as a percentage of sales, were approximately 26.5% and 26.7%, respectively, for the first six months of 2001 and 2000. On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters. This resulted in a one time gain of $1,683,000 that is recorded as a reduction of selling and administrative expenses in the quarter ended June 30, 2001. Without this gain, selling and administrative expenses, as a percentage of sales, were approximately 28.7%. This increase is due primarily to the reduction in sales in the current period.

Interest expense of $923,757 for the six month period ended June 30, 2001 increased 1.6% from $908,858 for the similar period ended June 30, 2000 due to higher average outstanding borrowings in the current period.

Net earnings increased 1.4% to $1,988,796 for the three months ended June 30, 2001 as compared to net earnings of $1,961,341 for the same period in 2000. Net earnings for the six months ended June 30, 2001 increased 2.8% to $3,384,065 as compared to net earnings of $3,292,686 for the same period in 2000.

Accounts receivable and other current assets decreased 15.4% from $32,829,093 on December 31, 2000 to $27,782,327 as of June 30, 2001.

Inventories decreased 7.2% from $57,910,294 on December 31, 2000 to $53,731,491 as of June 30, 2001.

Accounts payable decreased 17.5% from $8,970,663 on December 31, 2000 to $7,403,077 on June 30, 2001 primarily due to decreases in purchases of raw material inventories.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $1,781 from $188,288 on December 31, 2000 to $186,507 as of June 30, 2001. Total borrowings under long-term debt agreements decreased by $13,892,668 from $33,755,189 on December 31, 2000 to $19,862,521 as of June 30, 2001. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the six months ended June 30, 2001 and 2000, respectively, the Company paid cash dividends of $1,923,433 and $1,984,049. During those same periods, the Company reacquired and retired - 0 - and 471,500 shares, respectively, with costs of $- 0 - and $4,571,954. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

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

        None.

ITEM 3. Defaults Upon Senior Securities

        Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-holders

        The Annual Meeting of Shareholders was held on May 4, 2001. Of the 7,124,327 shares outstanding and entitled to vote at the meeting, 6,365,469 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted for the nomination of all proposed Directors being, Messrs. G. M. Benstock, A. D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, S. Kirschner, and R. Hensley. The votes on all directors nominated were as follows:

             NOMINEE                   VOTES FOR:         VOTES WITHHELD:
             -------                   ----------         ---------------
        Gerald M. Benstock             5,557,844             807,625
        Saul Schechter                 5,557,844             807,625
        Alan D. Schwartz               5,557,844             807,625
        Michael Benstock               5,556,444             809,025
        Peter Benstock                 5,557,744             807,725
        Manuel Gaetan                  6,324,944              40,525
        Sidney Kirschner               6,324,944              40,525
        Robin Hensley                  6,323,579              41,890

b) Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company's financial statements for the year ending December 31, 2001 with 6,341,281 votes for the motion, 22,438 votes against and 1,750 votes abstaining.

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


Date:  July 30, 2001                SUPERIOR UNIFORM GROUP, INC.



                                    By /s/ Gerald M. Benstock
                                       -----------------------------------------
                                       Gerald M. Benstock
                                       Chairman and Chief Executive Officer



                                    By /s/ Andrew D. Demott, Jr.
                                       -----------------------------------------
                                       Andrew D. Demott, Jr.
                                       Vice President, Chief Financial Officer
                                       and Treasurer (Principal Accounting
                                       Officer)