Form 10-Q
period 2001-09-30
SUPERIOR UNIFORM GROUP INC
filed 2001-11-02
CIK 95574

FORM lO-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated — Florida	Employer Identification No. 11-1385670

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

Yes [X] No [   ]

     As of October 26, 2001, the registrant had 7,029,887 common shares outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

	Three Months Ended September 30,

	2001	2000

	(Unaudited)

Net sales	$36,256,055	$42,496,735

Costs and expenses:

Cost of goods sold	23,897,261	28,047,847

Selling and administrative expenses	10,447,671	11,204,306

Interest expense	361,338	597,188

	34,706,270	39,849,341

Earnings before taxes on income	1,549,785	2,647,394

Taxes on income	570,000	960,000

Net earnings	$979,785	$1,687,394

Weighted average number of shares outstanding during the period (Basic)	7,075,054 Shs.	7,123,327 Shs.

(Diluted)	7,130,623 Shs.	7,123,327 Shs.

Basic earnings per common share	$0.14	$0.24

Diluted earnings per common share	$0.14	$0.24

Cash dividends declared per common share	$0.135	$0.135

– – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – – –

	Nine Months Ended September 30,

	2001	2000

	(Unaudited)
Net sales	$113,560,601	$126,050,768

Costs and expenses:

Cost of goods sold	74,438,972	83,193,509

Selling and administrative expenses	30,952,684	33,521,133

Interest expense	1,285,095	1,506,046

	106,676,751	118,220,688

Earnings before taxes on income	6,883,850	7,830,080

Taxes on income	2,520,000	2,850,000

Net earnings	$4,363,850	$4,980,080

Weighted average number of shares outstanding during the period (Basic)	7,107,680 Shs.	7,237,499 Shs.

(Diluted)	7,135,801 Shs.	7,241,707 Shs.

Basic earnings per common share	$0.61	$0.69

Diluted earnings per common share	$0.61	$0.69

Cash dividends declared per common share	$0.405	$0.405

The results of the nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year ending December 31, 2001.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	December 31,
	(Unaudited)	2000

		(1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$167,391	$188,288

Accounts receivable and other current assets	27,064,075	32,829,093

Inventories*	52,962,116	57,910,294

TOTAL CURRENT ASSETS	80,193,582	90,927,675

PROPERTY, PLANT AND EQUIPMENT, NET	22,585,809	27,648,843

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED	7,911,143	8,225,098

OTHER ASSETS	3,351,156	3,237,588

	$114,041,690	$130,039,204

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$7,533,359	$8,970,663

Other current liabilities	5,129,418	3,371,489

Current portion of long-term debt	2,681,315	4,224,950

TOTAL CURRENT LIABILITIES	15,344,092	16,567,102

LONG-TERM DEBT	14,909,992	29,530,239

DEFERRED INCOME TAXES	2,160,000	2,300,000

SHAREHOLDERS’ EQUITY	81,627,606	81,641,863

	$114,041,690	$130,039,204

* Inventories consist of the following:

	September 30,
	2001	December 31,
	(Unaudited)	2000

Finished goods	$40,578,108	$41,958,283

Work in process	3,735,028	4,331,287

Raw materials	8,648,980	11,620,724

	$52,962,116	$57,910,294

(1) The balance sheet as of December 31, 2000 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,

	2001	2000

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$4,363,850	$4,980,080

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

Depreciation and amortization	3,629,551	3,627,043

Deferred income taxes	(140,000)	(60,000)

Changes in assets and liabilities:

Accounts receivable and other current assets	5,765,018	(2,630,316)

Inventories	4,948,178	(9,140,521)

Accounts payable	(1,437,304)	586,136

Other current liabilities	1,139,929	(1,322,879)

Net cash flows provided by (used in) operating activities	18,269,222	(3,960,457)

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property, plant, and equipment	(704,093)	(2,458,582)

Reduction in property, plant and equipment	2,451,531	25,895

Other assets	(113,568)	(182,735)

Net cash provided by (used in) investing activities	1,633,870	(2,615,422)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt	—	13,483,574

Repayment of long-term debt	(16,163,882)	(2,215,525)

Dividends paid	(2,885,218)	(2,945,697)

Proceeds received on exercised stock options	8,125	—

Common stock reacquired and retired	(883,014)	(4,571,954)

Net cash (used in) provided by financing activities	(19,923,989)	3,750,398

Net decrease in cash and cash equivalents	(20,897)	(2,825,481)

Cash and cash equivalents balance, beginning of period	188,288	3,021,376

Cash and cash equivalents balance, end of period	$167,391	$195,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$1,437,207	$1,512,129

Income taxes paid	$2,436,537	$5,402,093

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Summary of Significant Interim Accounting Policies:

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

Inventories at interim dates are determined by using both perpetual records and gross profit calculations, which is designed to approximate the first-in, first-out method.

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

	Three months Ended September 30,

	2001	2000

Net Income used in the computation of basic and diluted earnings per share	$979,785	$1,687,394

Weighted average shares outstanding	7,075,054	7,123,327

Common stock equivalents	55,569	—

Total weighted average shares outstanding	7,130,623	7,123,327

Earnings per share:

Basic	$0.14	$0.24

Diluted	$0.14	$0.24

	Nine months Ended September 30,

	2001	2000

Net Income used in the computation of basic and diluted earnings per share	$4,363,850	$4,980,080

Weighted average shares outstanding	7,107,680	7,237,499

Common stock equivalents	28,121	4,208

Total weighted average shares outstanding	7,135,801	7,241,707

Earnings per share:

Basic	$0.61	$0.69

Diluted	$0.61	$0.69

f)	Use of Estimates

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

FAS 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income in addition to the existing income statement. Comprehensive income is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). As of September 30, 2001, accumulated comprehensive income (loss) consisted of the following:

Balance on December 31, 2000	$—

Transition adjustment for SFAS 133	(48,000)

Net change during the period related to cash flow hedges	(570,000)

Balance on September 30, 2001	$(618,000)

h)	Operating Segments

FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this new standard and has determined that currently it operates in one segment, as defined in this statement.

i)	Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,830,000 is designated as a hedged item for interest rate swaps at September 30, 2001.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $570,000 was included in other comprehensive income (loss) for the nine months ended September 30, 2001. The original term of the contract is ten years.

j)	Reclassifications

Certain reclassifications to the 2000 financial information have been made to conform to the 2001 presentation.

k)	New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company will be required to cease amortization of goodwill, including goodwill recorded in past business combinations, and adopt the new impairment approach. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting

the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has not evaluated the effect, if any, that the adoption of SFAS No. 141, SFAS No. 142, SFAS No 143 and SFAS No. 144 will have on the Company’s consolidated financial statements.

NOTE 2 — Long-Term Debt:

	September	December 31,
	2001	2000

Note payable to First Union, pursuant to revolving credit agreement, maturing March 26, 2004	$678,000	$9,365,944

6.75% term loan payable to First Union, with monthly payments of principal and interest, maturing April 1, 2009	9,829,974	10,539,246

6.65% note payable to MassMutual Life Insurance Company, due $1,666,667 annually through 2005	7,083,333	8,333,333

Variable rate term loan payable to First Union, paid in full in June 2001	—	4,916,666

9.9% note payable to MassMutual Life Insurance Company, due $600,000 annually through 2001	—	600,000

	17,591,307	33,755,189

Less payments due within one year included in current liabilities	2,681,315	4,224,950

	$14,909,992	$29,530,239

On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (3.23% at September 30, 2001). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2001, approximately $940,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S.dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

On October 16, 2000, the Company entered into a 5-year term loan with First Union. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company’s revolving credit agreement. Concurrent with the execution of the new term loan agreement, First Union and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment. This term loan was paid in full in June 2001.

The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($64,081,000 at September 30, 2001); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2001, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,254,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 3 – Vendor Settlement:

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

All financial information has been prepared in accordance with the accounting principles or practices reflected in the financial statements for the year ended December 31, 2000, filed with the Securities and Exchange Commission. Reference is hereby made to registrant’s Financial Statements for 2000, heretofore filed with registrant’s Form 10-K.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of September 30, 2001 and the related condensed consolidated summaries of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Superior Uniform Group, Inc. as of December 31, 2000, and the related statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Deloitte & Touche, LLP

Tampa, Florida
October 22, 2001

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of $36,256,055 for the three months ended September 30, 2001 decreased approximately 14.7% from $42,496,735 for the comparable period ended September 30, 2000. Sales were severely impacted by the general economic slowdown as customers continued to postpone or cancel purchases in order to reduce the impact of the slowdown on their own operating results. Sales for the quarter were also impacted by the events of September 11, 2001 as reflected in a net decrease in September sales of 21% versus a 10% decrease in the first two months of the quarter. For the nine months ended September 30, 2001, net sales were approximately 9.9% less than the comparable period ended September 30, 2000.

Cost of goods sold as a percentage of sales approximated 65.6% for the nine months ended September 30, 2001 compared to 66.0% for the nine months ended September 30, 2000.

Selling and administrative expenses, as a percentage of sales, were approximately 27.3% for the first nine months of 2001 compared to 26.6% for the nine months ended September 30, 2000. On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters. This resulted in a one time gain of $1,683,000 that was recorded as a reduction of selling and administrative expenses in the quarter ended June 30, 2001. Without this gain, selling and administrative expenses, as a percentage of sales, were approximately 28.7%. This percentage increase is due primarily to the reduction in sales in the current period.

Interest expense of $1,285,095 for the nine month period ended September 30, 2001 decreased 14.7% from $1,506,046 for the similar period ended September 30, 2000 due to lower outstanding borrowings in the current period.

Net earnings decreased to $979,785 for the three months ended September 30, 2001 as compared to net earnings of $1,687,394 for the same period ended September 30, 2000. Net earnings for the nine months ended September 30, 2001 decreased to $4,363,850 as compared to net earnings of $4,980,080 for the same period in 2000.

Accounts receivable and other current assets decreased 17.6% from $32,829,093 on December 31, 2000 to $27,064,075 as of September 30, 2001, due to the reduction in sales discussed above.

Inventories decreased 8.5% from $57,910,294 on December 31, 2000 to $52,962,116 as of September 30, 2001.

Accounts payable decreased 16.0% from $8,970,663 on December 31, 2000 to $7,533,359 on September 30, 2001 primarily due to decreases in purchases of inventories.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $20,897 from $188,288 on December 31, 2000 to $167,391 as of September 30, 2001. Additionally, total borrowings under long-term debt agreements decreased by $16,163,882 from $33,755,189 on December 31, 2000 to $17,591,307 on September 30, 2001. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the nine months ended September 30, 2001 and 2000, the Company paid cash dividends of $2,885,218 and $2,945,697, respectively. The Company reacquired and retired 94,440 and 471,500 shares in the nine month periods ended September 30, 2001 and 2000, respectively, with costs of $883,014 and $4,571,954.

This quarterly report contains certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following — general economic conditions in the areas of the United States in which the Company’s customers are located, including the current slowdown and the impact of the September 11th events; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

PART II — OTHER INFORMATION

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

Date:	November 2, 2001	SUPERIOR UNIFORM GROUP, INC.

By /s/ Gerald M. Benstock Gerald M. Benstock Chairman and Chief Executive Officer

By /s/ Andrew D. Demott, Jr. Andrew D. Demott, Jr. Chief Financial Officer and Principal Accounting Officer, Vice President and Treasurer