Form 10-K
period 2001-12-31
SUPERIOR UNIFORM GROUP INC
filed 2002-03-22
CIK 95574

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated – Florida	I.R.S. Employer Identification
No. 11-1385670

10099 Seminole Blvd
Seminole, Florida 33772

Telephone	(727) 397-9611

Securities registered pursuant to Section 12 (b) of the Act:

Common Shares with a par value of $.001 each	Listed on American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]           No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 13, 2002, 7,038,137 common shares were outstanding, and the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $55 million (based on the closing price of the registrant’s common shares on the American Stock Exchange on said date).

Documents Incorporated by Reference:

     Registrant’s Proxy Statement to be filed on or before March 30, 2002, for its Annual Meeting of Shareholders to be held May 3, 2002, is incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of Part III.

     Exhibit index may be found on Page 26.

PART I

Item 1. Business

(a)
Superior Uniform Group, Inc. (“registrant” or the “Company”) was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Registrant’s business has not changed in any significant way during the past five years.

(b)
Although registrant operates, for selling, promotional and other reasons through various divisions, nevertheless there are no significant distinct segments or lines of business; approximately 95% of registrant’s business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

(c)
Registrant manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

1.	Uniforms and service apparel for personnel of:

A)	Hospitals and health facilities;

B)	Hotels, commercial buildings, residential buildings, and food service facilities;

C)	General and special purpose industrial uses;

D)	Commercial enterprises (career apparel for banks, airlines, etc.);

E)	Public and private safety and security organizations;

F)	Miscellaneous service uses.

2.	Miscellaneous products directly related to:

A)	Uniforms and service apparel specified above (e.g. operating room masks, boots, and sheets);

B)	Linen suppliers and industrial launderers, to whom a substantial portion of the registrant’s uniforms and service apparel are sold; such products being primarily industrial laundry bags.

3.	Corporate and resort embroidered sportswear.

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

Registrant has a substantial number of customers, the largest of which accounted for no more than 5% of registrant’s 2001 sales. Although registrant at all times has a substantial backlog of orders, registrant does not consider this significant since its backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Registrant normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of February 16, 2002, the backlog of all orders was approximately $5,200,000, compared to approximately $6,600,000 a year earlier.

Registrant markets itself to its customers as a “stock house”. Therefore, registrant at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Registrant’s principal raw materials are textile products, generally available from a number of sources.

While registrant owns and uses several trademarks, its mark “Fashion Seal Uniforms” (presently registered to August 7, 2007, subject to renewal) is important since more than 50% of registrant’s products are sold under that name. In view of the nature of registrant’s business, compliance with Federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon its operations or earnings. Substantially all of registrant’s business is non-seasonal in nature. The registrant has approximately 1,243 employees.

Item 2. Properties

     The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted), and have aggregate productive capacity to meet registrant’s present needs as well as those of the foreseeable future. The material manufacturing locales are rented for nominal amounts due to cities providing incentives for manufacturers to locate in their area – all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material.

(a)	Seminole, Florida – Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

(b)
Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping.

(c)	Lake Village, Arkansas – Plant of approximately 35,000 square feet, leased from the City of Lake Village under lease requiring payment of only a nominal amount; used for manufacturing.

(d)	Tampa, Florida – Plant of approximately 111,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping and small retail operation.

(e)	Miami, Florida – Plant of approximately 9,000 square feet, leased from private owners under a lease expiring in 2002; used for regional sales office, warehousing, shipping, and small retail operation.

(f)	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.

(g)	Marietta, Georgia – Plant and warehouse of approximately 33,000 square feet leased from private owners.

(h)	Portland, Oregon – Plant and warehouse of approximately 40,000 square feet leased from private owners.

(i)
Miscellaneous –
Atlanta, Georgia, warehouse and sales office – leased; San Antonio, Texas, sales office – leased; Delhi, Louisiana, used for manufacturing – leased; Lexington, Mississippi, used for manufacturing – owned.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  None

PART II

Item 5. Market Price of and Dividends on Registrant’s Common Equity and Related Stockholder Matters.

The principal market on which registrant’s common shares are traded is the American Stock Exchange; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The table below presents, for registrant’s common shares, dividend information and high and low sales prices as reported in the consolidated transaction reporting system of the American Stock Exchange.

	QUARTER ENDED

	2001				2000

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Common Shares:
High	$9.00	$9.75	$10.09	$9.94	$10.75	$10.00	$8.81	$8.38
Low	$7.95	$8.25	$8.40	$8.55	$8.25	$7.50	$7.50	$7.25
Dividends
(total for 2001-$.54;
2000-$.54)	$.135	$.135	$.135	$.135	$.135	$.135	$.135	$.135

     Long-term debt agreements of the registrant include covenants which, among other things, restrict dividends payable. Under the most restrictive debt agreement, retained earnings of approximately $10,261,000 were available at December 31, 2001 for declaration of dividends. Registrant expects that, so long as earnings and business conditions warrant, it will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

     On March 13, 2002, registrant had 321 shareholders of record and the closing price for registrant’s common shares on the American Stock Exchange was $10.30 per share.

Item 6. Selected Financial Data

Years Ended December 31,	2001	2000	1999	1998	1997

Net sales	$153,205,568	$167,710,399	$168,005,646	$160,717,583	$144,607,048

Costs and expenses:
Cost of goods sold	100,698,472	109,904,587	110,902,060	106,620,526	96,213,237
Selling and administrative expenses	40,682,374	43,984,724	41,202,030	36,991,002	32,903,249
Business process re-engineering charge	—	—	—	3,474,391	—
Interest expense	1,623,016	2,167,763	1,605,261	1,115,724	1,100,553

	143,003,862	156,057,074	153,709,351	148,201,643	130,217,039

Earnings before taxes on income	10,201,706	11,653,325	14,296,295	12,515,940	14,390,009
Taxes on income	3,730,000	4,250,000	5,180,000	4,570,000	5,220,000

Net earnings	$6,471,706	$7,403,325	$9,116,295	$7,945,940	$9,170,009

Basic earnings per common share	$0.91	$1.03	$1.17	$1.01	$1.15

Diluted earnings per common share	$0.91	$1.03	$1.17	$1.00	$1.14

Cash dividends per common share	$0.54	$0.54	$0.54	$0.51	$0.46

At year end:
Total assets	$112,914,563	$130,039,204	$122,852,112	$119,038,910	$108,354,855

Long-term debt	$13,549,147	$29,530,239	$19,472,577	$17,600,000	$13,466,666

Working capital	$65,117,560	$74,360,573	$62,693,929	$67,040,464	$63,764,610

Shareholders’ equity	$82,762,205	$81,641,863	$82,717,839	$80,503,405	$78,117,115

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS: In 2001 net sales decreased 8.6% in comparison to 2000 and in 2000, net sales were essentially flat in comparison to 1999. The 2001 decrease was attributed to the economic slowdown as our customers postponed or cancelled orders in an effort to reduce the impact of the slowdown on their own operations.

As a percentage of sales, cost of goods sold were 65.7% in 2001, 65.5% in 2000, and 66.0% in 1999. The increase in 2001 was attributed to the reduction in production levels and accordingly less efficient absorption of overhead costs offset by the continued transition of production to offshore contractors. The decrease in 2000 was primarily the result of increased manufacturing and sourcing efficiencies.

As a percentage of sales, selling and administrative expenses were 26.6% in 2001, 26.2% in 2000, and 24.5% in 1999. The increase in this percentage in 2001 was primarily attributed to the reduction in sales volume that more than offset the impact of the reductions in selling and administrative costs in the current year. The Company has made significant reductions in staffing in this area. However, the full impact of these reductions will not be felt until fiscal year 2002. Selling and administrative expenses were reduced in the current year by the effect of the vendor settlement recorded in the second quarter while the prior year selling and administrative expenses were reduced by the impact of the settlement gain discussed below. The increase in 2000 was primarily attributable to

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

consulting costs expended as post go-live support from our February 2000 implementation of our SAP/AFS (Apparel Footwear Solution) computer system and additional depreciation expense as we began depreciating the computer system in February 2000. These costs as a percentage of sales were also adversely impacted by the overall flat sales in 2000. These additional costs were offset by the settlement gain recorded relative to the Company’s pension plan in 2000.

Interest expense as a percentage of sales was 1.1% in 2001, 1.3% in 2000, and 1.0% in 1999. The decrease in 2001 is due to lower average borrowings outstanding and lower interest rates. The increase in 2000 is attributed primarily to higher average borrowings outstanding on the Company’s revolving credit agreement as a result of the increased working capital carried in 2000.

The effective income tax rate in 2001 was 36.6%; in 2000 it was 36.5%; and in 1999 it was 36.2%.

In 2001, the Company reported net income of 4.2% of sales with a return of 7.9% on average shareholders’ equity. In 2000, the Company reported net income of 4.4% of sales with a return of 9.0% on average shareholders’ equity. In 1999, the Company reported net income of 5.4% of sales with a return of 11.2% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 2001 was approximately $65,118,000 and the working capital ratio 5.5:1; for 2000, it was approximately $74,361,000 and the working capital ratio 5.5:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2001, the Company’s percentage of total debt to total debt and equity was 16.4% and in 2000 it was 29.3%. The decrease is attributed primarily to decreased borrowings under the Company’s revolving credit agreement as a result of the reduced working capital requirements in 2001.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $1,349,000, $2,826,000, and $4,941,000, in the years 2001, 2000, and 1999, respectively. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

During the years ended December 31, 2001 and 2000, the Company paid cash dividends of approximately $3,835,000 and $3,907,000, respectively, on a quarterly dividend of $.135 per share. The Company reacquired and retired 94,440 and 471,500 of its common shares in the years ended December 31, 2001 and 2000, respectively, with costs of $883,000 and $4,572,000, respectively. The Company anticipates that it will repurchase additional shares of its common stock in the future as financial conditions allow.

In 2001, cash and cash equivalents increased by $3,026,000. This increase is attributed to approximately $24,324,000 in cash provided from operations, approximately $895,000 provided from investing activities, offset by approximately $22,193,000 utilized in financing activities. In 2000, cash and cash equivalents decreased by approximately $2,833,000. This decrease is attributed to approximately $2,645,000 in cash utilized by operations and approximately $2,828,000 utilized in investing activities, primarily for computer system implementation and recurring fixed asset additions, offset by approximately $2,640,000 provided from financing activities.

On March 26, 1999, the Company entered into a new 3-year credit agreement that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.47% at December 31, 2001). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2001, approximately $463,000 was

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged.

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

The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($65,135,000 at December 31, 2001); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends.

At December 31, 2001, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,261,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. On February 15, 2002, the Company provided notice to MassMutual that the Company intends to prepay the 6.65% note payable on March 18, 2002. The Company prepaid the balance, including a prepayment penalty of approximately $283,000, on March 18, 2002 utilizing cash balances on hand as of December 31, 2001 and additional cash generated from operations in the first quarter of 2002. With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2002.

RECENT ACCOUNTING PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company will be required to cease amortization of goodwill, including goodwill recorded in past business combinations, and adopt the new impairment approach. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 replaces FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has not evaluated the effect, if any, that the adoption of FAS No. 141, FAS No. 142, FAS No 143 and FAS No. 144 will have on the Company’s consolidated financial statements.

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

FORWARD LOOKING STATEMENTS: Statements contained in this Annual Report contain certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following — general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

Item 7a – Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 5 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an increase in the Company’s interest expense for the year ended December 31, 2001 of approximately $42,000.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,580,962 is designated as a hedged item for interest rate swaps at December 31, 2001. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $440,000, which includes the transition adjustment of $48,000, was included in other comprehensive income (loss) for the year ended December 31, 2001. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

Item 8. – Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

	2001	2000	1999

Net sales	$153,205,568	$167,710,399	$168,005,646

Costs and expenses:
Cost of goods sold	100,698,472	109,904,587	110,902,060
Selling and administrative expenses	40,682,374	43,984,724	41,202,030
Interest expense	1,623,016	2,167,763	1,605,261

	143,003,862	156,057,074	153,709,351

Earnings before taxes on income	10,201,706	11,653,325	14,296,295
Taxes on income	3,730,000	4,250,000	5,180,000

Net earnings	$6,471,706	$7,403,325	$9,116,295

Basic earnings per common share	$0.91	$1.03	$1.17

Diluted earnings per common share	$0.91	$1.03	$1.17

Dividends per common share	$0.54	$0.54	$0.54

Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

					Accumulated
			Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 1999	7,846,527	$7,847	$10,657,160	$69,838,398	$—	$80,503,405
Net earnings				9,116,295		9,116,295
Common shares issued upon exercise of options	1,600	1	20,562			20,563
Purchase and retirement of common shares	(253,300)	(253)	(344,562)	(2,381,766)		(2,726,581)
Cash dividends declared ($.54 per share)				(4,195,843)		(4,195,843)

Balance, December 31, 1999	7,594,827	7,595	10,333,160	72,377,084	—	82,717,839
Net earnings				7,403,325		7,403,325
Purchase and retirement of common shares	(471,500)	(472)	(582,310)	(3,989,172)		(4,571,954)
Cash dividends declared ($.54 per share)				(3,907,347)		(3,907,347)

Balance, December 31, 2000	7,123,327	7,123	9,750,850	71,883,890	—	81,641,863
Common shares issued upon exercise of options	4,000	4	32,496			32,500
Purchase and retirement of common shares	(94,440)	(94)	(129,365)	(753,555)		(883,014)
Cash dividends declared ($.54 per share)				(3,834,658)		(3,834,658)
Comprehensive Income:
Net earnings				6,471,706		6,471,706
Transition adjustment for FAS 133 related to cash flow hedges					(48,000)	(48,000)
Net change during the period related to cash flow hedges					(392,000)	(392,000)
Net change during the period related to minimum pension liability					(226,192)	(226,192)

Other comprehensive income (loss)						(666,192)

Comprehensive Income						5,805,514

Balance, December 31, 2001	7,032,887	$7,033	$9,653,981	$73,767,383	$(666,192)	$82,762,205

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,

ASSETS

	2001	2000

CURRENT ASSETS
Cash and cash equivalents	$3,214,592	$188,288
Accounts receivable, less allowance for doubtful accounts of $550,000 and $475,000, respectively	24,601,519	31,379,396
Inventories	48,093,159	57,910,294
Prepaid expenses and other current assets	3,561,501	1,449,697

TOTAL CURRENT ASSETS	79,470,771	90,927,675
PROPERTY, PLANT AND EQUIPMENT, NET	22,108,935	27,648,843
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED	7,806,492	8,225,098
OTHER ASSETS	3,528,365	3,237,588

	$112,914,563	$130,039,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,801,799	$8,970,663
Accrued expenses	4,852,931	3,371,489
Current portion of long-term debt	2,698,481	4,224,950

TOTAL CURRENT LIABILITIES	14,353,211	16,567,102
LONG-TERM DEBT	13,549,147	29,530,239
DEFERRED INCOME TAXES	2,250,000	2,300,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value – authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value – authorized 50,000,000 shares, issued and outstanding – 7,032,887 and 7,123,327, respectively	7,033	7,123
Additional paid-in capital	9,653,981	9,750,850
Retained earnings	73,767,383	71,883,890
Other comprehensive income (loss):
Minimum pension liability	(226,192)	—
Cash flow hedges	(440,000)	—

TOTAL SHAREHOLDERS’ EQUITY	82,762,205	81,641,863

	$112,914,563	$130,039,204

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$6,471,706	$7,403,325	$9,116,295
Adjustments to reconcile net earnings to net cash provided from (used in) operating activities:
Depreciation and amortization	4,772,846	4,868,004	4,214,468
Deferred income tax (benefit) provision	(50,000)	645,000	(610,000)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,777,877	(714,043)	3,695,904
Inventories	9,817,135	(11,847,255)	6,388,737
Prepaid expenses and other current assets	(2,111,804)	501,160	15,741
Accounts payable	(2,168,864)	(62,820)	(2,203,658)
Accrued expenses	815,250	(3,438,738)	135,694

Net cash flows provided from (used in) operating activities	24,324,146	(2,645,367)	20,753,181

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,349,478)	(2,825,936)	(4,940,658)
Reduction in property, plant and equipment	2,535,146	190,313	116,378
Purchase of businesses, net of cash acquired	—	—	(8,869,181)
Other assets	(290,777)	(192,423)	(419,380)

Net cash provided from (used in) investing activities	894,891	(2,828,046)	(14,112,841)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	14,365,944	12,000,000
Repayment of long-term debt	(17,507,561)	(3,246,318)	(9,231,104)
Payment of cash dividends	(3,834,658)	(3,907,347)	(4,195,843)
Proceeds received on exercise of stock options	32,500	—	20,563
Common stock reacquired and retired	(883,014)	(4,571,954)	(2,726,581)

Net cash (used in) provided from financing activities	(22,192,733)	2,640,325	(4,132,965)

Net increase (decrease) in cash and cash equivalents	3,026,304	(2,833,088)	2,507,375
Cash and cash equivalents balance, beginning of year	188,288	3,021,376	514,001

Cash and cash equivalents balance, end of year	$3,214,592	$188,288	$3,021,376

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2001, 2000, and 1999

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group, Inc. and subsidiary (“the Company”) manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets, as well as corporate and resort embroidered sportswear. Revenue recognition from the sale of products is recorded at the time the finished goods are shipped.

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

f) Excess of cost over fair value of assets acquired

Excess costs over fair value of assets acquired arising prior to 1972 (approximately $742,000) are being carried until such time as there may be evidence of diminution of value or the term of existence of such value becomes limited. The Company’s policy is to amortize excess costs arising subsequent to 1971 between 20 and 40 years.

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

l) Comprehensive Income

FAS 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income in addition to the existing income statement. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

m) Operating Segments

The Company adopted the provisions of FAS 131 “Disclosures about Segments of an Enterprise and Related Information.” in the first quarter of 1998. FAS 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently they operate in one segment, as defined in this statement.

n) Derivative Financial Instruments

Effective January 1, 2001, the Company adopted FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133.” FAS 133 and FAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of FAS 133 and FAS 138, as of January 1, 2001 resulted in a $48,000 decrease in other comprehensive income and had no impact on net income. The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,580,962 is designated as a hedged item for interest rate swaps at December 31, 2001. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $440,000, which includes the transition adjustment of $48,000, was included in other comprehensive income (loss) for the year ended December 31, 2001. The fair market value of the interest swap of $440,000 is included in included expenses in the accompanying consolidated balance sheet as of December 31, 2001. The original term of the contract is ten years.

o) Use of Estimates

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

p) New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company will be required to cease amortization of goodwill, including goodwill recorded in past business combinations, and adopt the new impairment approach. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 replaces FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has not evaluated the effect, if any, that the adoption of FAS No. 141, FAS No. 142, FAS No 143 and FAS No. 144 will have on the Company’s consolidated financial statements.

q) Reclassifications

Certain reclassifications to the 2000 and 1999 consolidated financial statements have been made to conform to the 2001 presentation.

NOTE 2 – Acquisitions:

Effective April 1, 1999, the Company acquired substantially all of the net assets of The Empire Company, a supplier of uniforms, corporate I.D. wear and promotional products with revenues for the year ended December 1998 of approximately $14,000,000. The acquisition was accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was approximately $9,134,000 and was allocated as follows:

Cash	$264,326
Accounts Receivable	1,813,291
Other Current Assets	78,684
Inventories	1,690,688
Property, Plant & Equipment	577,429
Other Assets	5,318
Excess of Cost Over Fair Value of Assets Acquired	6,211,607

TOTAL ASSETS	$10,641,343

Accounts Payable and Accrued Expenses	$1,507,836

NOTE 3 – Inventories:

	December 31,

	2001	2000

Finished goods	$38,823,900	$41,958,283
Work in process	2,000,190	4,331,287
Raw materials	7,269,069	11,620,724

	$48,093,159	$57,910,294

NOTE 4 – Property, Plant and Equipment:

	December 31,

	2001	2000

Land	$2,080,661	$2,080,661
Buildings, improvements and leaseholds	10,376,214	10,565,642
Machinery, equipment and fixtures	46,730,032	49,075,887

	59,186,907	61,722,190
Accumulated depreciation and amortization	37,077,972	34,073,347

	$22,108,935	$27,648,843

Depreciation and amortization charges were $4,354,240, $4,446,939, and $3,875,961, in 2001, 2000, and 1999, respectively.

NOTE 5 – Long-Term Debt:

	December 31,	December 31,
	2001	2000

Note payable to First Union, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$9,365,944
6.75% term loan payable to First Union, with monthly payments of principal and interest, maturing April 1, 2009	9,580,962	10,539,246
6.65% note payable to MassMutual Life Insurance Company due $1,666,667 annually through 2005	6,666,666	8,333,333
Variable rate term loan payable to First Union, paid in full in June 2001	—	4,916,666
9.9% note payable to MassMutual Life Insurance Company due $600,000 annually through 2001	—	600,000

	16,247,628	33,755,189
Less payments due within one year included in current liabilities	2,698,481	4,224,950

	$13,549,147	$29,530,239

On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.47% at December 31, 2001). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2001, approximately $463,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S.dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

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

The credit agreement and the term loans with First Union and the agreements with MassMutual Life Insurance Company contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($65,135,000 at December 31, 2001); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2001, under the most restrictive terms of the debt agreements, retained earnings of approximately $10,261,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term obligations are $2,698,000 in 2002; $2,771,000 in 2003; $2,846,000 in 2004; $2,930,000 in 2005; $1,353,000 in 2006 and $3,650,000 in 2007 and thereafter.

NOTE 6 – Taxes on Income:

Aggregate income tax provisions (benefits) consist of the following:

	2001	2000	1999

Current:
Federal	$3,372,000	$3,210,000	$5,305,000
State and local	408,000	395,000	485,000

	3,780,000	3,605,000	5,790,000
Deferred	(50,000)	645,000	(610,000)

	$3,730,000	$4,250,000	$5,180,000

The significant components of the deferred income tax liability are as follows:

	2001	2000

Deferred income tax assets:
Operating reserves and other accruals	$955,000	$621,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	2,507,000	2,454,000
Deferred expenses	698,000	467,000

Net deferred income tax liability	$2,250,000	$2,300,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2001	2000	1999

Statutory Federal income tax rate	34.0%	35.0%	35.0%
State and local income taxes, net of Federal income tax benefit	2.6	2.2	2.2
Other items	0.0	(0.7)	(1.0)

Effective income tax rate	36.6%	36.5%	36.2%

NOTE 7 – Benefit Plans:

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

Net periodic pension cost for 2001, 2000, and 1999 include the following components:

	2001	2000	1999

Service cost – benefits earned during the period	$663,000	$641,000	$710,000
Interest cost on projected benefit obligation	1,039,000	1,015,000	961,000
Expected return on plan assets	(1,115,000)	(1,318,000)	(1,186,000)
Amortization of transition obligation	—	—	33,000
Amortization of prior service cost	277,000	308,000	296,000
Recognized actuarial gain	(182,000)	(585,000)	(297,000)
Settlement gain	—	(1,286,000)	—
Curtailment loss	35,000	—	—
Termination loss	22,000	—	—

Net periodic pension cost (gain) after curtailments and settlements	$739,000	$(1,225,000)	$517,000

The settlement gain recorded in 2000 is related to an amendment made to the Corporate Plan to allow in-service distributions at age 65 and the subsequent lump sum distributions made related thereto. This gain is included in selling and administrative expenses in the statement of earnings for 2000.

Assumptions used in the calculation of net periodic pension cost (two corporate plans and three plant/factory plans) for the three years ended December 31, 2001 were:

			Long Term Rate
	Discount Rate		of Return		Salary Scale

	Corp.	Plants	Corp.	Plants	Corp.	Plants

1999	6.75%	6.75%	8.00%	8.00%	4.50%	N/A
2000	7.75%	7.75%	8.00%	8.00%	4.50%	N/A
2001	7.25%	7.25%	8.00%	8.00%	4.50%	N/A

The following table sets forth the plans’ funded status and amounts recognized in the Company’s balance sheets at December 31, 2001 and 2000, for its pension plans:

	December 31,

	2001	2000

Changes in benefit obligation
Benefit obligation at beginning of year	$12,354,000	$15,505,000
Service cost	663,000	641,000
Interest cost	1,039,000	1,015,000
Actuarial loss (gain)	2,180,000	(858,000)
Settlement	—	(3,741,000)
Curtailment	(22,000)	—
Termination	22,000	—
Benefits paid	(925,000)	(208,000)

Benefit obligation end of year	15,311,000	12,354,000

Changes in plan assets
Fair value of plan assets at beginning of year	14,523,000	18,107,000
Actual return on assets	(1,259,000)	365,000
Employer contributions	37,000	—
Benefits paid	(925,000)	(208,000)
Settlements	—	(3,741,000)

Fair value of plan assets at end of year	12,376,000	14,523,000

Funded status	(2,935,000)	2,169,000
Unrecognized actuarial (gain) loss	859,000	(3,876,000)
Unrecognized prior service costs	742,000	1,076,000
Additional liability	(404,000)	—

Accrued benefit costs	$(1,738,000)	$(631,000)

The liability for accrued benefit costs is included in accrued expenses in the accompanying consolidated balance sheets.

Defined Contribution Plan

     During the year ended December 31, 2000, the Company instituted a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s contribution. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2001 and 2000 were approximately $171,000 and $162,000, respectively.

NOTE 8 – Vendor Settlement:

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

NOTE 9 – Quarterly Results for 2000 and 2001 (Unaudited):

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Net sales	$38,821,270	$44,732,763	$42,496,735	$41,659,631

Gross profit	13,199,328	15,209,043	14,448,888	14,948,553

Earnings before taxes on income	2,091,345	3,091,341	2,647,394	3,823,245

Net earnings	$1,331,345	$1,961,341	$1,687,394	$2,423,245

Basic earnings per common share	$0.18	$0.28	$0.24	$0.34

Diluted earnings per common share	$0.18	$0.28	$0.24	$0.34

Dividends per common share	$0.135	$0.135	$0.135	$0.135

Average outstanding shares (Basic)	7,465,843	7,123,327	7,123,327	7,123,327

Average outstanding shares (Diluted)	7,474,206	7,127,588	7,123,327	7,123,327

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Net sales	$38,935,615	$38,368,931	$36,256,055	$39,644,967

Gross profit	13,530,126	13,232,709	12,358,794	13,385,467

Earnings before taxes on income	2,195,269	3,138,796	1,549,785	3,317,856

Net earnings	$1,395,269	$1,988,796	$979,785	$2,107,856

Basic earnings per common share	$0.20	$0.28	$0.14	$0.30

Diluted earnings per common share	$0.20	$0.28	$0.14	$0.30

Dividends per common share	$0.135	$0.135	$0.135	$0.135

Average outstanding shares (Basic)	7,123,660	7,124,327	7,075,054	7,032,365

Average outstanding shares (Diluted)	7,129,923	7,153,121	7,130,623	7,074,011

The independent certified public accountants made limited reviews of the 2000 and 2001 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such reviews were substantially less in scope than an examination in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $1,289,000, $1,333,000, and $1,151,000, for the years ended December 31, 2001, 2000, and 1999, respectively. Long-term lease commitments are as follows: 2002 - $809,000; 2003 – $450,000; 2004 – $353,000; 2005 – $225,000; 2006 – $149,000; 2007 and thereafter – $237,000.

NOTE 11 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 12 – Stock Options:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2001 follows:

	No. of	Weighted Average		Market
	Shares	Exercise Price	Total	Price

Outstanding January 1, 1999	523,525	$13.11	$6,865,546
Granted	158,000	13.33	2,106,891	$2,098,751
Exercised	(1,600)	12.85	(20,563)
Lapsed	(69,900)	13.88	(970,521)
Cancelled	(7,925)	12.97	(102,750)

Outstanding December 31, 1999	602,100	13.09	7,878,603

Granted	243,750	8.25	2,010,260	$2,004,206
Exercised	—	—	—
Lapsed	(93,825)	10.84	(1,017,063)
Cancelled	(24,950)	12.07	(301,146)

Outstanding December 31, 2000	727,075	11.79	8,570,654

Granted	262,875	8.97	2,359,281	$2,349,294
Exercised	(4,000)	8.13	(32,500)
Lapsed	(98,950)	10.57	(1,045,559)
Cancelled	(37,450)	11.57	(433,316)

Outstanding December 31, 2001	849,550	$11.09	$9,418,560

The weighted average remaining life for options outstanding at December 31, 2001 was 2.8 years. At December 31, options available to issue were 782,725 for 1999, 657,750 for 2000, and 531,275 for 2001. Options have never been repriced by the Company in any year.

The effect on compensation expense, if determined under the provisions of FAS 123, “Accounting for Stock-Based Compensation” based on the fair value at the grant date consistent with those provisions, is not material to net earnings or net earnings per common share. The fair value of options granted is not significant. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model based on the following assumptions:

	Related Party
	Options	Other Options

Exercise price
2001	$9.35	$8.50 - $9.35
2000	$9.21	$8.13 - $8.38
1999	$16.29	$12.38 - $14.81
Market price
2001	$8.50	$8.50 - $9.35
2000	$8.38	$8.13 - $8.38
1999	$14.81	$12.38 - $14.81
Risk free interest rate
2001	4.89%	4.76% - 4.89%
2000	6.72%	6.24% - 6.72%
1999	4.75%	4.75% - 6.00%
Expected option life	5 years	5 years
Expected volatility
2001	28.4%	27.9% - 28.4%
2000	26.8%	24.8% - 26.8%
1999	23.1%	23.1% - 25.8%
Dividend yield	5.8%	5.8% - 6.4%

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2001	2000	1999

Net Income used in the computation of basic and diluted earnings per share	$6,471,706	$7,403,325	$9,116,295

Weighted average shares outstanding	7,088,851	7,208,956	7,767,278
Common stock equivalents	33,069	3,156	26,516

Total weighted average shares outstanding	7,121,920	7,212,112	7,793,794

Earnings per share:
Basic	$0.91	$1.03	$1.17

Diluted	$0.91	$1.03	$1.17

NOTE 14 – Accrued Expenses:

	December 31,

	2001	2000

Salaries, wages, commissions and vacation pay	$1,329,599	$1,611,544
Other accrued expenses	3,523,332	1,759,945

	$4,852,931	$3,371,489

NOTE 15 – Supplemental Information:

	Year Ended December 31,

	2001	2000	1999

Income taxes paid	$3,148,495	$4,690,726	$5,261,798

Interest paid	$1,734,219	$2,147,451	$1,586,740

INDEPENDENT AUDITORS’ REPORT
Board of Directors and Shareholders
Superior Uniform Group, Inc.
Seminole, Florida

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Tampa, Florida
February 25, 2002

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

PART III

Items 10, 11, 12 and 13	Directors and Executive Officers; Executive Compensation; Security Ownership of Management and others; Certain Transactions.

The information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference to the information contained in the sections captioned “Directors and Officers, Executive Compensation,” “Security Ownership of Certain Beneficial Owners and Management,” and “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2002, a copy of which will be filed with the Securities and Exchange Commission on or before March 31, 2002.

III-1

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
(a)	1.	Consolidated Financial Statements
The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of earnings – years ended December 31, 2001, 2000, and 1999	II-5
		Consolidated statements of shareholders’ equity – years ended December 31, 2001, 2000, and 1999	II-5
		Consolidated balance sheets – December 31, 2001 and 2000	II-6
		Consolidated statements of cash flows – years ended December 31, 2001, 2000, and 1999	II-7
		Notes to consolidated financial statements	II-8 to II-16
		Opinion of independent certified public accountants	II-17

(a)	2.	Financial Statement Schedules
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

See Exhibit Index

(b)		Reports on Form 8-K:

There were no reports on Form 8-K for the three months ended December 31, 2001.

(c)		See (a) 3. above.

(d)		None

IV-1

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

/s/ Gerald M. Benstock

	BY:	Gerald M. Benstock
(Chairman and Chief Executive Officer)

/s/ Andrew D. Demott, Jr.

	BY:	Andrew D. Demott, Jr.
(Treasurer and Principal Accounting Officer)

DATE: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael Benstock	/s/ Alan D. Schwartz

Michael Benstock, March 22, 2002	Alan D. Schwartz, March 22, 2002
(Director)	(Director)

/s/ Saul Schechter	/s/ Peter Benstock

Saul Schechter, March 22, 2002	Peter Benstock, March 22, 2002
(Director)	(Director)

/s/ Manual Gaetan	/s/ Sidney Kirschner

Manuel Gaetan, March 22, 2002	Sidney Kirschner, March 22, 2002
(Director)	(Director)

/s/ Robin Hensley Robin Hensley, March 22, 2002
(Director)

IV-2

SUPERIOR UNIFORM GROUP, INC.
EXHIBIT INDEX

(a) 3. Exhibits

Exhibit No.:	Description

3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.
4.2	Note Agreement dated January 5, 1994 between the Registrant and Massachusetts Mutual Life Insurance Company filed with the Commission as Exhibit 4.2 in Registrant’s 1994 Form 10-Q for the quarter ended March 31, 1994 which is hereby incorporated herein by reference. (The Registrant, by signing this Registration Statement, agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.)
4.3	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.
4.4	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated by reference.
10.1	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.
10.2	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.
10.3	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.
13.	Forms 10-Q for the first three quarters of 2001 – herein incorporated by reference to Registrant’s filings thereof with the Securities and Exchange Commission.
23.	Consent of independent accountants.
99.	The information contained under the headings “Directors and Executive Officers, Executive Compensation”; “Security Ownership of Certain Beneficial Owners and Management”; and “Certain Relationships and Related Transactions” in the definitive Proxy Statement of the Registrant to be used in connection with the Registrant’s 2002 Annual Meeting of Stockholders, to be filed on or before March 31, 2002 is hereby incorporated herein by reference.

IV-3