Form 10-Q
period 2002-03-31
SUPERIOR UNIFORM GROUP INC
filed 2002-05-07
CIK 95574

                                   FORM l0-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

Yes [X]   No [ ]

         As of May 1, 2002 the registrant had 7,051,762 common shares outstanding, which is the registrant's only class of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                  SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
                                  (Unaudited)

                                                                            Three Months Ended March 31,
                                                                        -----------------------------------
                                                                            2002                   2001
                                                                        ------------           ------------
Net sales                                                               $ 33,648,226           $ 38,935,615
                                                                        ------------           ------------

Costs and expenses:
  Cost of goods sold                                                      22,106,885             25,405,489
  Selling and administrative expenses                                     10,288,007             10,807,268
  Interest expense                                                           294,804                527,589
                                                                        ------------           ------------
                                                                          32,689,696             36,740,346
                                                                        ------------           ------------

Earnings before taxes on income
   and extraordinary item                                                    958,530              2,195,269
Taxes on income                                                              350,000                800,000
                                                                        ------------           ------------

Earnings before extraordinary item                                           608,530              1,395,269

Extraordinary item - loss on early extinguishment
   of debt, net of tax benefit of $105,000                                   187,039                     --

                                                                        ------------           ------------
Net earnings                                                            $    421,491           $  1,395,269
                                                                        ============           ============

Weighted average number of shares out-
   standing during the period              (Basic)                         7,035,154 Shs.         7,123,660 Shs.
                                           (Diluted)                       7,092,721 Shs.         7,129,923 Shs.

Basic net earnings per common share:
   Earnings before extraordinary item                                   $       0.09           $       0.20
   Extraordinary item - loss on early extinguishment
    of debt, net of tax                                                         0.03                     --
                                                                        ------------           ------------
Basic net earnings per common share                                     $       0.06           $       0.20
                                                                        ============           ============
Diluted net earnings per common share:
   Earnings before extraordinary item                                   $       0.09           $       0.20
   Extraordinary item - loss on early extinguishment
    of debt, net of tax                                                 $       0.03                     --
                                                                        ------------           ------------
   Diluted net earnings per common share                                $       0.06           $       0.20
                                                                        ============           ============

   Dividends per common share                                           $      0.135           $      0.135
                                                                        ============           ============


 See accompanying notes to condensed consolidated interim financial statements.

                  SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         March 31,
                                                                            2002                December 31,
                                                                         (Unaudited)               2001(1)
                                                                        ------------            ------------

                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $    882,193            $  3,214,592
  Accounts receivable and other current assets                            24,516,901              28,163,020
  Inventories*                                                            46,591,078              48,093,159
                                                                        ------------            ------------

         TOTAL CURRENT ASSETS                                             71,990,172              79,470,771

PROPERTY, PLANT AND EQUIPMENT, net                                        22,409,222              22,108,935
EXCESS OF COST OVER FAIR VALUE OF
   ASSETS ACQUIRED                                                         7,806,492               7,806,492
OTHER ASSETS                                                               3,621,290               3,528,365
                                                                        ------------            ------------
                                                                        $105,827,176            $112,914,563
                                                                        ============            ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  6,310,091            $  6,801,799
  Other current liabilities                                                5,944,658               4,852,931
  Current portion of long-term debt                                        1,044,122               2,698,481
                                                                        ------------            ------------

         TOTAL CURRENT LIABILITIES                                        13,298,871              14,353,211

LONG-TERM DEBT, net of current portion                                     8,280,203              13,549,147
DEFERRED INCOME TAXES                                                      1,815,000               2,250,000
SHAREHOLDERS' EQUITY                                                      82,433,102              82,762,205
                                                                        ------------            ------------
                                                                        $105,827,176            $112,914,563
                                                                        ============            ============

* Inventories consist of the following:

                                                                          March 31,
                                                                            2002                December 31,
                                                                         (Unaudited)                 2001
                                                                        ------------            ------------
         Finished goods                                                 $ 36,883,956            $ 38,823,900
         Work in process                                                   2,541,443               2,000,190
         Raw materials                                                     7,165,679               7,269,069
                                                                        ------------            ------------
                                                                        $ 46,591,078            $ 48,093,159
                                                                        ============            ============

(1) The balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

                  SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                        ------------------------------------
                                                                             2002                   2001
                                                                        ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings before extraordinary item                              $    608,530            $  1,395,269
    Adjustments to reconcile net earnings before extraordinary item to net cash provided by operating activities:
       Extraordinary item                                                   (187,039)                     --
       Depreciation and amortization                                       1,081,378               1,262,179
       Deferred income taxes                                                (435,000)                 30,000
       Changes in assets and liabilities:
         Accounts receivable and other current assets                      3,646,119               1,769,677
         Inventories                                                       1,502,081               3,064,455
         Accounts payable                                                   (491,708)               (164,080)
         Other current liabilities                                         1,211,727                 811,765
                                                                        ------------            ------------

    Net cash flows provided by operating
     activities                                                            6,936,088               8,169,265
                                                                        ------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant, and equipment                           (1,785,651)               (276,492)
    Proceeds from disposals of property, plant and equipment                 403,986                   1,925
    Other assets                                                             (92,925)               (108,692)
                                                                        ------------            ------------

    Net cash used in investing activities                                 (1,474,590)               (383,259)
                                                                        ------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term debt                                           (6,923,303)             (6,831,409)
    Payment of cash dividends                                               (949,440)               (961,649)
    Proceeds received on exercised stock options                              78,846                   8,125
                                                                        ------------            ------------

    Net cash used in financing activities                                 (7,793,897)             (7,784,933)
                                                                        ------------            ------------

    Net (decrease) increase in cash and cash
      equivalents                                                         (2,332,399)                  1,073

Cash and cash equivalents balance,
  beginning of year                                                        3,214,592                 188,288
                                                                        ------------            ------------

Cash and cash equivalents balance,
  end of period                                                         $    882,193            $    189,361
                                                                        ============            ============

See accompanying notes to condensed consolidated interim financial statements.

                  SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- Summary of Significant Interim Accounting Policies:

         a)  Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, formed by contribution of assets in April 2001. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 2001, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report has been reviewed by Deloitte & Touche LLP, independent certified public accountants and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

                                                                                                  2002                 2001
                                                                                              ------------         ------------
Earnings used in the computation of basic and diluted earnings per share:
               Net earnings before extraordinary items                                        $    608,530         $  1,395,269
               Extraordinary item -- loss on early extinguishment of debt, net of tax              187,039                   --
                                                                                              ------------         ------------
               Net earnings                                                                   $    421,491         $  1,395,269
                                                                                              ------------         ------------
Weighted average shares outstanding                                                              7,035,154            7,123,660
Common stock equivalents                                                                            57,567                6,263
                                                                                              ------------         ------------
Total weighted average shares outstanding                                                        7,092,721            7,129,923

Earnings per common share:
               Basic net earnings before extraordinary item                                   $       0.09         $       0.20
               Extraordinary item                                                             $       0.03                   --
                                                                                              ------------         ------------
               Net earnings                                                                   $       0.06         $       0.20
                                                                                              ============         ============
               Diluted net earnings before extraordinary item                                 $       0.09         $       0.20
               Extraordinary item                                                             $       0.03                   --
                                                                                              ------------         ------------
               Net earnings                                                                   $       0.06         $       0.20
                                                                                              ============         ============

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

         g)  Comprehensive Income (Loss)

Total comprehensive income (loss) represents the change in equity during a period, from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the fair value of derivatives accounted for as cash flow hedges.

                                                                                                Three Months Ended March 31,
                                                                                              ---------------------------------
                                                                                                  2002                 2001
                                                                                              ------------         ------------
Net earnings                                                                                  $    421,491         $  1,395,269
Other comprehensive income (loss):
           Transition adjustment                                                                                        (48,000)
           Net unrealized gain (loss) during the period related to cash
              flow hedges                                                                          120,000             (228,000)
                                                                                              ------------         ------------
Comprehensive income                                                                          $    541,491         $  1,119,269
                                                                                              ============         ============

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

         i)  Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,324,325 is designated as a hedged item for interest rate swaps at March 31, 2002.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $120,000 was included in other comprehensive income (loss) for the three months ended March 31, 2002. A loss of $228,000 was included in other comprehensive income
(loss) for the comparable period in 2001. The original term of the contract is ten years.

         j)  Reclassifications

Certain reclassifications to the 2001 financial information have been made to conform to the 2002 presentation.

NOTE 2 -- Goodwill and Other Intangible Assets:

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company will adopt this accounting standard for business combinations initiated after June 30, 2001.

As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                                                                                                       Three Months
                                                                                                      Ended March 31,
                                                                                              ---------------------------------
                                                                                                  2002                 2001
                                                                                              ------------         ------------
Reported net earnings                                                                         $    421,491         $  1,395,269
       Add: Goodwill amortization, net of tax                                                           --               66,454
                                                                                              ------------         ------------
       Adjusted net earnings                                                                  $    421,491         $  1,461,723
                                                                                              ------------         ------------

Basic earnings per common share:
       Reported net earnings                                                                  $       0.06         $       0.20

       Goodwill amortization, net of tax                                                                --                 0.01
                                                                                              ------------         ------------

       Adjusted net earnings                                                                  $       0.06         $       0.21
                                                                                              ============         ============

Diluted earnings per common share:
       Reported net earnings                                                                  $       0.06         $       0.20

       Goodwill amortization, net of tax                                                                --                 0.01
                                                                                              ------------         ------------

       Adjusted net earnings                                                                  $       0.06         $       0.21
                                                                                              ============         ============

The Company will complete and report the results of the transitional impairment tests in the Company's June 30, 2002 interim financial statements.

    NOTE 3 - Long-Term Debt:

                                                                                                March 31,          December 31,
                                                                                                  2002                 2001
                                                                                              ------------         ------------
Note payable to First Union, pursuant to revolving
   credit agreement, maturing March 26, 2004                                                  $         --         $         --

6.75% term loan payable to First Union, with monthly
   payments of principal and interest,
   maturing April 1, 2009                                                                        9,324,325            9,580,962

6.65% note payable to MassMutual Life Insurance
   Company due $1,666,667 annually through 2005                                                                       6,666,666
                                                                                              ------------         ------------
                                                                                                 9,324,325           16,247,628
Less payments due within one year included
   in current liabilities                                                                        1,044,122            2,698,481
                                                                                              ------------         ------------

                                                                                              $  8,280,203         $ 13,549,147
                                                                                              ============         ============

On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.47% at March 31, 2002). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2002, approximately $1,388,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S.dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

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

The credit agreement and the term loans with First Union contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($65,345,000 at March 31, 2002); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2002, under the most restrictive terms of the debt agreements, retained earnings of approximately $9,601,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 -- Extraordinary Item:

On March 18, 2002, the Company prepaid its outstanding debt with MassMutual in the amount of $6,250,000. As a result of this pre-payment, the Company incurred pre-payment penalties in the amount of $285,000 and wrote-off deferred financing costs of approximately $7,000. These items are shown net of a tax benefit of $105,000 for a net extraordinary loss of approximately $187,000 in the period ended March 31, 2002.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the "Company") as of March 31, 2002 and the related condensed consolidated summaries of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP


Certified Public Accountants


Tampa, Florida
April 24, 2002

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales decreased from $38,935,615 for the three months ended March 31, 2001 to $33,648,226 for the three months ended March 31, 2002 as demand has remained sluggish in the current economic environment.

Cost of goods sold, as a percentage of sales, approximated 65.7% and 65.3%, respectively for the three months ended March 31, 2002 and 2001.

Selling and administrative expenses, as a percentage of sales, was approximately 30.6% for the first three months of 2002 as compared to 27.7% for the first three months of 2001. The increase as a percentage of sales is primarily attributed to the reduction in sales volume that more than offset the reductions in selling and administrative expenses in the current quarter. Additionally, selling and administrative expense in the current quarter included approximately $360,000 relative to the Company's review of a potential acquisition that we are no longer pursuing.

Interest expense of $294,804 for the three-month period ended March 31, 2002 decreased 44.1% from $527,589 for the similar period ended March 31, 2001. This decrease is attributed to lower outstanding borrowings in the current period.

Net earnings before extraordinary item decreased 56.4% to $608,530 for the three months ended March 31, 2002 as compared to net earnings before extraordinary item of $1,395,269 for the same period ended March 31, 2001.

Extraordinary item - loss on early extinguishment of debt in the amount of $187,039, net of tax of $105,000, was recognized in the three-month period ended March 31, 2002. This loss related to the prepayment of the Company's outstanding loan with Mass Mutual of approximately $6.2 million. This pre-payment should result in annualized interest savings of approximately $400,000 per year.

Net earnings decreased 69.8% to $421,491 for the three months ended March 31, 2002 as compared to net earnings of $1,395,269 for the same period ended March 31, 2001.

Accounts receivable and other current assets decreased 12.9% from $28,163,020 on December 31, 2001 to $24,516,901 as of March 31, 2002.

Inventories as of March 31, 2002 decreased 3.1% to $46,591,078 from $48,093,159 on December 31, 2001.

Accounts payable decreased 7.2% from $6,801,799 on December 31, 2001 to $6,310,091 on March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased by $2,332,399 from $3,214,592 on December 31, 2001 to $882,193 as of March 31, 2002. Additionally, total borrowings under long-term debt agreements decreased by $6,923,303 from $16,247,628 on December 31, 2001 to $9,324,325 on March 31, 2002. The Company utilized cash on hand and cash generated from operations to prepay approximately $6.3 million of outstanding borrowings during the current quarter. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the three months ended March 31, 2002 and 2001, respectively, the Company paid cash dividends of $949,440 and $961,649. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

Forward-Looking Statements: Statements contained in this Quarterly Report contain certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following - general economic conditions in the areas of the United States in which the Company's customers are located including the current economic slowdown; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company's policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in "Liquidity and Capital Resources" as well as Note 1(i) of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no change in the Company's interest expense for the quarter ended March 31, 2002.

         The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,324,325 is designated as a hedged item for interest rate swaps at March 31, 2002. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year 2001. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $120,000 was included in other comprehensive income (loss) for the three months ended March 31, 2002. A loss of $228,000 was included in other comprehensive income (loss) for the comparable period in 2001. The original term of the contract is ten years.

         The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

         None.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.  Submission of Matters to a Vote of Security-Holders

         None.

ITEM 5.  Other Information

         Inapplicable.

ITEM 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

                  15 Letter from Deloitte & Touche, LLP re: Unaudited Interim Financial Information.

         b)       Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 7, 2002                    SUPERIOR UNIFORM GROUP, INC.



                                     By /s/ Gerald M. Benstock
                                       ---------------------------------------
                                            Gerald M. Benstock
                                            Chairman and Chief Executive Officer



                                     By /s/ Andrew D. Demott, Jr.
                                       ---------------------------------------
                                            Andrew D. Demott, Jr.
                                            Sr. Vice President,  CFO, Treasurer
                                            and Principal Accounting Officer