Form 10-Q
period 2002-06-30
SUPERIOR UNIFORM GROUP INC
filed 2002-08-14
CIK 95574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated – Florida	Employer Identification No. 11-1385670

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
Yes ☒ No ☐

             As of July 23, 2002, the registrant had 7,081,812 shares of common stock outstanding, which is registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,

	2002		2001

Net sales	$38,442,104		$38,368,931

Costs and expenses:
Cost of goods sold	25,256,461		25,136,222
Selling and administrative expenses	10,653,193		9,697,745
Interest expense	192,956		396,168

	36,102,610		35,230,135

Earnings before taxes on income	2,339,494		3,138,796
Taxes on income	850,000		1,150,000

Net earnings	$1,489,494		$1,988,796

Weighted average number of shares outstanding during the period
(Basic)	7,064,423	Shs.	7,124,327	Shs.
(Diluted)	7,179,197	Shs.	7,153,121	Shs

Basic net earnings per common share	$0.21		$0.28

Diluted net earnings per common share	$0.21		$0.28

Dividends per common share	$0.14		$0.14

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
(Continued)
(Unaudited)

	Six Months Ended June 30,

	2002		2001

Net sales	$72,090,330		$77,304,546

Costs and expenses:
Cost of goods sold	47,363,346		50,541,711
Selling and administrative expenses	20,941,200		20,505,013
Interest expense	487,760		923,757

	68,792,306		71,970,481

Earnings before taxes on income, extraordinary item and cumulative effect of change in accounting principle	3,298,024		5,334,065
Taxes on income	1,200,000		1,950,000

Earnings before extraordinary item and cumulative effect of change in accounting principle	2,098,024		3,384,065
Extraordinary item - loss on early extinguishment of debt, net of tax benefit of $105,000	(187,039)		—

Earnings before cumulative effect of change in accounting principle	1,910,985		3,384,065
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	(4,504,563)		—

Net (loss) earnings	$(2,593,578)		$3,384,065

Weighted average number of shares outstanding during the period
(Basic)	7,049,788	Shs.	7,123,994	Shs.
(Diluted)	7,135,959	Shs.	7,141,522	Shs.
Basic net (loss) earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.30		$0.48
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)		—
Cumulative effect of change in accounting principle, net of tax	(0.64)		—

Basic net (loss) earnings per common share	$(0.37)		$0.48

Diluted net (loss) earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.29		$0.47
Extraordinary item – loss on early extinguishment of debt, net of tax	(0.03)		—
Cumulative effect of change in accounting principle, net of tax	(0.63)		—

Diluted net (loss) earnings per common share	$(0.37)		$0.47

Dividends per common share	$0.27		$0.27

The results of the six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year ending December 31, 2002.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001 (1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,374,941	$3,214,592
Accounts receivable and other current assets	26,213,673	28,163,020
Inventories*	42,824,277	48,093,159

TOTAL CURRENT ASSETS	72,412,891	79,470,771

PROPERTY, PLANT AND EQUIPMENT, NET	21,585,597	22,108,935
EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED	741,929	7,806,492
OTHER ASSETS	3,655,131	3,528,365
DEFERRED INCOME TAXES	950,000	—

	$99,345,548	$112,914,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,401,108	$6,801,799
Accrued expenses	6,325,170	4,852,931
Current portion of long-term debt	1,067,293	2,698,481

TOTAL CURRENT LIABILITIES	12,793,571	14,353,211

LONG-TERM DEBT	8,006,488	13,549,147
DEFERRED INCOME TAXES	—	2,250,000
SHAREHOLDERS’ EQUITY	78,545,489	82,762,205

	$99,345,548	$112,914,563

______________

*	Inventories consist of the following:

	June 30, 2002 (Unaudited)	December 31, 2001 (1)

Finished goods	$34,044,953	$38,823,900
Work in process	2,317,415	2,000,190
Raw materials	6,461,909	7,269,069

	$42,824,277	$48,093,159

______________

(1)	The balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date and has been condensed

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before extraordinary item and cumulative effect of change in accounting principle	$2,098,024	$3,384,065
Adjustments to reconcile earnings to net cash flows provided from operating activities:
Extraordinary item	(187,039)	—
Depreciation and amortization	2,153,459	2,480,432
Deferred income taxes net of impact from change in accounting principle	(640,000)	70,000
Changes in assets and liabilities
Accounts receivable and other current assets	1,949,347	5,046,766
Inventories	5,268,882	4,178,803
Accounts payable	(1,400,691)	(1,567,586)
Accrued expenses	1,348,239	582,122

Net cash flows provided from operating activities	10,590,221	14,174,602

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,039,024)	(604,625)
Reduction in property, plant and equipment	408,903	2,331,408
Other assets	(126,766)	(95,190)

Net cash (used in) provided from investing activities	(1,756,887)	1,631,593

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(7,173,847)	(13,892,668)
Payment of cash dividends	(1,903,271)	(1,923,433)
Proceeds received on exercised stock options	404,133	8,125

Net cash used in financing activities	(8,672,985)	(15,807,976)

Net increase (decrease) in cash and cash equivalents	160,349	(1,781)

Cash and cash equivalents balance, beginning of year	3,214,592	188,288

Cash and cash equivalents balance, end of period	$3,374,941	$186,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$508,921	$1,076,804

Income taxes paid	$971,986	$1,814,963

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

            a)   Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, formed by contribution of assets in April 2001. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not cert ified or audited; it reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report has been reviewed by Deloitte & Touche LLP, independent certified public accountants and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended June 30,

	2002	2001

Earnings used in the computation of basic and diluted earnings per share:
Net earnings	$1,489,494	$1,988,796

Weighted average shares outstanding	7,064,423	7,124,327
Common stock equivalents	114,774	28,794

Total weighted average shares outstanding	7,179,197	7,153,121

Earnings per common share:
Basic earnings per share	$0.21	$0.28

Diluted earnings per share	$0.21	$0.28

	Six Months Ended June 30,

	2002	2001

(Loss) earnings used in the computation of basic and diluted (loss) earnings per share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$2,098,024	$3,384,065
Extraordinary item - loss on early extinguishment of debt, net of tax	(187,039)	—
Earnings before cumulative effect of change in accounting principle	1,910,985	3,384,065
Cumulative effect of change in accounting principle, net of tax	(4,504,563)	—

Net (loss)earnings	$(2,593,578)	$3,384,065
Weighted average shares outstanding	7,049,788	7,123,994
Common stock equivalents	86,171	17,528

Total weighted average shares outstanding	7,135,959	7,141,522

Earnings per common share:
Basic earnings before extraordinary item and cumulative effect of change in accounting principle	$0.30	$0.48
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	(0.64)	—

Net (loss)earnings	$(0.37)	$0.48

Diluted earnings before extraordinary item and cumulative effect of change in accounting principle	$0.29	$0.47
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	(0.63)	—

Net (loss) earnings	$(0.37)	$0.47

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

            g)   Comprehensive (Loss) Income

Total comprehensive (loss) income represents the change in equity during a period, from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the fair value of derivatives accounted for as cash flow hedges.

	Three Months Ended June 30,

	2002	2001

Net earnings	$1,489,494	$1,988,796
Other comprehensive income (loss):
Net unrealized (loss) gain during the period related to cash flow hedges	(244,000)	113,000

Comprehensive income	$1,245,494	$2,101,796

	Six Months Ended June 30,

	2002	2001

Net (loss) earnings	(2,593,578)	3,384,065
Other comprehensive income (loss):
Transition adjustment	—	(48,000)
Net unrealized loss during the period related to cash flow hedges	(124,000)	(115,000)

Comprehensive (loss) income	$(2,717,578)	$3,221,065

            h)   Operating Segments

FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in one segment, as defined in this statement.

            i)   Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,073,781 is designated as a hedged item for interest rate swaps at June 30, 2002.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $244,000 was included in other comprehensive income (loss) for the three months ended June 30, 2002. A gain of $113,000 was included in other comprehensive income (loss) for the comparable period in 2001. A loss of $124,000 was included in other comprehensive income (loss) for the six months ended June 30, 2002. A loss of $115,000 was included in other comprehensive income (loss) for the comparable period in 2001. The original term of the contract is ten years.

            j)   Reclassifications

Certain reclassifications to the 2001 financial information have been made to conform to the 2002 presentation.

NOTE 2 – Goodwill and Other Intangible Assets:

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard.

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the re porting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter that indicated that goodwill recorded in the Empire and Sope Creek segments was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.63 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle. In accordance with SFAS No. 142, this impairment loss is recorded retroactive to January 1, 2002.

The following table displays a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net earnings (loss)	$1,489,494	$1,988,796	$(2,593,578)	$3,384,065
Add: Goodwill amortization, net of tax		66,454		132,908

Adjusted net earnings	$1,489,494	$2,055,250	$(2,593,578)	$3,516,973

Basic earnings per common share:
Reported net earnings (loss)	$0.21	$0.28	$(0.37)	$0.48
Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted net earnings (loss)	$0.21	$0.29	$(0.37)	$0.50

Diluted earnings (loss) per common share:
Reported net earnings	$0.21	$0.28	$(0.37)	$0.47
Goodwill amortization, net of tax	—	0.01	—	0.02

Adjusted net earnings (loss)	$0.21	$0.29	$(0.37)	$0.49

The following table displays the changes in the carrying amount of goodwill for the six months ended June 30, 2002:

Balance December 31, 2001	$7,806,492
Transitional impairment charge	(7,064,563)

Balance June 30, 2002	$741,929

NOTE 3 – Long-Term Debt:

	June 30, 2002	December 31, 2001

Note payable to First Union, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—
6.75% term loan payable to First Union, with monthly payments of principal and interest, maturing April 1, 2009	9,073,781	9,580,962
6.65% note payable to MassMutual Life Insurance Company due $1,666,667 annually through 2005		6,666,666

	9,073,781	16,247,628
Less payments due within one year included in current liabilities	1,067,293	2,698,481

	$8,006,488	$13,549,147

On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.44% at June 30, 2002). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2002, approximately $1,114,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

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

The credit agreement and the term loans with First Union contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($66,090,000 at June 30, 2002); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2002, under the most restrictive terms of the debt agreements, retained earnings of approximately $12,277,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Extraordinary Item:

On March 18, 2002, the Company prepaid its outstanding debt with MassMutual in the amount of $6,250,000. As a result of this pre-payment, the Company incurred pre-payment penalties in the amount of $285,000 and wrote-off deferred financing costs of approximately $7,000. These items are shown net of a tax benefit of $105,000 for a net extraordinary loss of approximately $187,000 in the six-month period ended June 30, 2002.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of June 30, 2002 and the related condensed consolidated summaries of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, and retroactively recorded a cumulative effect of a change in accounting principle as of January 1, 2002.

/s/ Deloitte & Touche, LLP

Tampa, Florida July 25, 2002

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased from $38,368,931 for the three months ended June 30, 2001 to $38,442,104 for the three months ended June 30, 2002. Net sales decreased from $77,304,546 for the six months ended June 30, 2001 to $72,090,330 for the six months ended June 30, 2002. The decrease in the six-month total is attributed to lower purchasing levels by existing customers and a reduction in the number of new uniform programs in the first half of the year.

Cost of goods sold, as a percentage of sales, approximated 65.7% for the six months ended June 30, 2002 compared to 65.4% for the six months ended June 30, 2001.

Selling and administrative expenses, as a percentage of sales, were approximately 29.0% and 26.5%, respectively, for the first six months of 2002 and 2001. Included in selling and administrative expenses in the current year period is approximately $1,046,000 of bad debt expense versus approximately $72,000 in the prior year period. This increase is primarily attributed to one large account that has been reserved for in the current period. Additionally, selling and administrative expenses in the current period included approximately $360,000 related to the Company’s review of a potential acquisition that we are no longer pursuing. On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters. This resulted in a one-time gain of $1,683,000 that is recorded as a reduction of selling and administrative expenses in the six-month period ended June 30, 2001. Without this gain, selling and administrative expenses for the quarter ended June 30, 2001, as a percentage of sales, were approximately 28.7%.

Interest expense of $487,760 for the six-month period ended June 30, 2002 decreased 47.2% from $923,757 for the similar period ended June 30, 2001 due to lower average outstanding borrowings in the current period.

Extraordinary item – loss on early extinguishment of debt in the amount of $187,039, net of a tax benefit of $105,000, was recognized in the six-month period ended June 30, 2002. This loss related to the prepayment of the Company’s outstanding loan with Mass Mutual of approximately $6.2 million. This pre-payment should result in annualized interest savings of approximately $400,000 per year.

Cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of a tax benefit of $2,560,000 was recorded in the six-month period as a result of the Company’s adoption of SFAS No. 142. The Company completed its transitional impairment testing of goodwill and determined that its goodwill was impaired.

Net earnings decreased 25.1% to $1,489,494 for the three months ended June 30, 2002 as compared to earnings before extraordinary item and cumulative effect of change in accounting principle of $1,988,796 for the same period ended June 30, 2001. This decrease is attributed to the impact of the one-time gain reported in the quarter ended June 30, 2001 offset by the impact of staffing reductions implemented in the second half of 2001. Net loss for the six months ended June 30, 2002 was $2,593,578 as compared to net earnings of $3,384,065 for the same period in 2001. This decline was primarily due to the cumulative effect of change in accounting principle in the current period and the one time gain reported in the six month period ended June 30, 2001.

Accounts receivable and other current assets decreased 6.9% from $28,163,020 on December 31, 2001 to $26,213,673 as of June 30, 2002.

Inventories decreased 11.0% from $48,093,159 on December 31, 2001 to $42,824,277 as of June 30, 2002.

Accounts payable decreased 20.6% from $6,801,799 on December 31, 2001 to $5,401,108 on June 30, 2002 primarily due to decreases in purchases of raw material inventories.

Liquidity and Capital Resources

Cash and cash equivalents increased by $160,349 from $3,214,592 on December 31, 2001 to $3,374,941 as of June 30, 2002. Total borrowings under long-term debt agreements decreased by $7,173,847 from $16,247,628 on December 31, 2001 to $9,073,781 as of June 30, 2002. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

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

During the six months ended June 30, 2002 and 2001, respectively, the Company paid cash dividends of $1,903,271 and $1,923,433. During those same periods, the Company reacquired and retired zero shares, of its common stock. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire shares of its common stock in the future as financial conditions permit.

Forward-Looking Statements: Statements contained in this Quarterly Report contain certain forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following - general economic conditions in the areas of the United States in which the Company’s customers are located including the current economic slowdown; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

            The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no change in the Company’s interest expense for the six-month period ended June 30, 2002.

            The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $9,073,781 is designated as a hedged item for interest rate swaps at June 30, 2002. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year 2001. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $124,000 was in cluded in other comprehensive income (loss) for the six months ended June 30, 2002. A loss of $115,000 was included in other comprehensive income (loss) for the comparable period in 2001. The original term of the contract is ten years.

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

            The Annual Meeting of Shareholders was held on May 3, 2002. Of the 7,038,137 shares outstanding and entitled to vote at the meeting, 6,768,344 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a)	Voted for the nomination of all proposed Directors being, Messrs. G. M. Benstock, A. D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, S. Kirschner, and R. Hensley. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:

Gerald M. Benstock	6,149,650	618,694
Saul Schechter	6,149,901	618,443
Alan D. Schwartz	6,149,901	618,443
Michael Benstock	6,149,901	618,443
Peter Benstock	6,149,901	618,443
Manuel Gaetan	6,723,201	45,143
Sidney Kirschner	6,707,843	60,501
Robin Hensley	6,724,340	44,004

b)	Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2002 with 6,750,275 votes for the motion, 10,069 votes against and 8,000 votes abstaining.

ITEM 5.	Other Information

                        Inapplicable.

ITEM 6.	Exhibits and Reports on Form 8-K

            a)   Exhibits

15	Letter re: Unaudited Interim Financial Information.

99.1	Certification of Gerald M. Benstock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Andrew D. Demott, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            b)   Reports on Form 8-K

                        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	SUPERIOR UNIFORM GROUP, INC.
	By:	/s/ Gerald M. Benstock

Gerald M. Benstock Chairman and Chief Executive Officer

By:	/s/ Andrew D. Demott, Jr.

Andrew D. Demott, Jr. Sr. Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)