Form 10-Q
period 2002-09-30
SUPERIOR UNIFORM GROUP INC
filed 2002-11-08
CIK 95574

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM l0-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated – Florida	Employer Identification No. 11-1385670

10055 Seminole Boulevard
Post Office Box 4002
Seminole, Florida 33775-0002
Telephone No.: 727-397-9611

             Indicate by check mark whether the registrant (1) has filed all reports required to be filedby Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

             As of October 29, 2002, the registrant had 7,097,737 common shares outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,

	2002		2001

Net sales	$36,674,776		$36,256,055

Costs and expenses:
Cost of goods sold	24,095,329		23,897,261
Selling and administrative expenses	9,961,668		10,447,671
Interest expense	186,896		361,338

	34,243,893		34,706,270

Earnings before taxes on income	2,430,883		1,549,785
Taxes on income	850,000		570,000

Net earnings	$1,580,883		$979,785

Weighted average number of shares outstanding during the period (Basic)	7,086,098	Shs.	7,075,054	Shs.
(Diluted)	7,173,225	Shs.	7,130,623	Shs.

Basic net earnings per common share	$0.22		$0.14

Diluted net earnings per common share	$0.22		$0.14

Dividends per common share	$0.135		$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
(Continued)
(Unaudited)

	Nine Months Ended September 30,

	2002		2001

Net sales	$108,765,106		$113,560,601

Costs and expenses:
Cost of goods sold	71,458,675		74,438,972
Selling and administrative expenses	30,902,868		30,952,684
Interest expense	674,656		1,285,095

	103,036,199		106,676,751

Earnings before taxes on income, extraordinary item and cumulative effect of change in accounting principle	5,728,907		6,883,850
Taxes on income	2,050,000		2,520,000

Earnings before extraordinary item and cumulative effect of change in accounting principle	3,678,907		4,363,850
Extraordinary item - loss on early extinguishment of debt, net of tax benefit of $105,000	(187,039)		—

Earnings before cumulative effect of change in accounting principle	3,491,868		4,363,850
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	(4,504,563)		—

Net (loss) earnings	$(1,012,695)		$4,363,850

Weighted average number of shares outstanding
during the period (Basic)	7,061,891	Shs.	7,107,680	Shs.
(Diluted)	7,148,381	Shs.	7,135,801	Shs.

Basic net (loss) earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.52		$0.61
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)		—
Cumulative effect of change in accounting principle, net of tax	(0.64)		—

Basic net (loss) earnings per common share	$(0.14)		$0.61

Diluted net (loss) earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.51		$0.61
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)		—
Cumulative effect of change in accounting principle, net of tax	(0.63)		—

Diluted net (loss) earnings per common share	$(0.14)		$0.61

Dividends per common share	$0.405		$0.405

The results of the nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year ending December 31, 2002.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001 (1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,352,957	$3,214,592
Accounts receivable and other current assets	25,088,243	28,163,020
Inventories*	42,591,013	48,093,159

TOTAL CURRENT ASSETS	75,032,213	79,470,771

PROPERTY, PLANT AND EQUIPMENT, NET	21,205,015	22,108,935

EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED	741,929	7,806,492
OTHER ASSETS	3,729,901	3,528,365
DEFERRED INCOME TAXES	880,000	—

	$101,589,058	$112,914,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,831,390	$6,801,799
Other current liabilities	7,001,574	4,852,931
Current portion of long-term debt	1,085,757	2,698,481

TOTAL CURRENT LIABILITIES	14,918,721	14,353,211

LONG-TERM DEBT	7,729,569	13,549,147
DEFERRED INCOME TAXES	—	2,250,000
SHAREHOLDERS’ EQUITY	78,940,768	82,762,205

	$101,589,058	$112,914,563

*	Inventories consist of the following:

	September 30, 2002 (Unaudited)	December 31, 2001

Finished goods	$33,236,216	$38,823,900
Work in process	2,461,017	2,000,190
Raw materials	6,893,780	7,269,069

	$42,591,013	$48,093,159

(1)	The balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before extraordinary item and cumulative effect of change in accounting principle	$3,678,907	$4,363,850
Adjustments to reconcile earnings before extraordinary item and cumulative effect of change in accounting principle to net cash flows provided by operating activities:
Extraordinary item	(187,039)	—
Depreciation and amortization	3,042,116	3,629,551
Deferred income taxes, net of impact from accounting change	(570,000)	(140,000)
Changes in assets and liabilities:
Accounts receivable and other current assets	3,074,777	5,765,018
Inventories	5,502,146	4,948,178
Accounts payable	29,591	(1,437,304)
Accrued expenses	1,672,643	1,139,929

Net cash flows provided by operating activities	16,243,141	18,269,222

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(2,578,852)	(704,093)
Reduction in property, plant and equipment	440,656	2,451,531
Other assets	(201,536)	(113,568)

Net cash (used in) provided by investing activities	(2,339,732)	1,633,870

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(7,432,302)	(16,163,882)
Payment of cash dividends	(2,859,315)	(2,885,218)
Proceeds received on exercised stock options	526,573	8,125
Common stock reacquired and retired	—	(883,014)

Net cash used in financing activities	(9,765,044)	(19,923,989)

Net increase (decrease) in cash and cash equivalents	4,138,365	(20,897)

Cash and cash equivalents balance, beginning of period	3,214,592	188,288

Cash and cash equivalents balance, end of period	$7,352,957	$167,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$696,901	$1,437,207

Income taxes paid	$1,626,088	$2,436,537

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

         a)       Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, formed by contribution of assets in April 2001. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2001, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report has been reviewed by Deloitte & Touche LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended September 30,

	2002	2001

Earnings used in the computation of basic and diluted earnings per share:
Net earnings	$1,580,883	$979,785
Weighted average shares outstanding	7,086,098	7,075,054
Common stock equivalents	87,127	55,569

Total weighted average shares outstanding	7,173,225	7,130,623

Earnings per common share:
Basic earnings per share	$0.22	$0.14

Diluted earnings per share	$0.22	$0.14

	Nine Months Ended September 30,

	2002	2001

(Loss) earnings used in the computation of basic and diluted (loss) earnings per share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$3,678,907	$4,363,850
Extraordinary item - loss on early extinguishment of debt, net of tax	(187,039)	—

Earnings before cumulative effect of change in accounting principle	3,491,868	4,363,850
Cumulative effect of change in accounting principle, net of tax	(4,504,563)	—

Net (loss) earnings	$(1,012,695)	$4,363,850
Weighted average shares outstanding	7,061,891	7,107,680
Common stock equivalents	86,490	28,121

Total weighted average shares outstanding	7,148,381	7,135,801

Earnings per common share:
Basic earnings before extraordinary item and cumulative effect of change in accounting principle	$0.52	$0.61
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	(0.64)	—

Net (loss) earnings	$(0.14)	$0.61

Diluted earnings before extraordinary item and cumulative effect of change in accounting principle	$0.51	$0.61
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—
Cumulative effect of change in accounting principle, net of tax	(0.63)	—

Net (loss) earnings	$(0.14)	$0.61

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

	Three Months Ended September 30,

	2002	2001

Net earnings	$1,580,883	$979,785
Other comprehensive income (loss):
Net unrealized loss during the period related to cash flow hedges	(352,000)	(455,000)

Comprehensive income	$1,228,883	$524,785

	Nine Months Ended September 30,

	2002	2001

Net (loss) earnings	$(1,012,695)	$4,363,850
Other comprehensive income (loss):
Transition adjustment	—	(48,000)
Net unrealized loss during the period related to cash flow hedges	(476,000)	(570,000)

Comprehensive (loss) income	$(1,488,695)	$3,745,850

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

         i)       Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $8,815,326 is designated as a hedged item for interest rate swaps at September 30, 2002.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $352,000 was included in other comprehensive income for the three months ended September 30, 2002. A loss of $455,000 was included in other comprehensive income for the comparable period in 2001. A loss of $476,000 was included in other comprehensive loss for the nine months ended September 30, 2002. A loss of $570,000 was included in other comprehensive income for the comparable period in 2001. The original term of the contract is ten years.

         j)       Reclassifications

Certain reclassifications to the 2001 financial information have been made to conform to the 2002 presentation.

NOTE 2 – Goodwill and Other Intangible Assets:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard.

Effective January 1, 2002, the Company adopted FAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

In accordance with FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter or more frequently, if indicators of impairment arise, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter that indicated that goodwill recorded in the Empire and Sope Creek divisions was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.63 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle. In accordance with SFAS No. 142, this impairment loss is recorded retroactive to January 1, 2002.

The following table displays a reconciliation of previously reported net income and earnings per share to the amounts adjusted to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of FAS 142, net of the related tax effect:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported net earnings (loss)	$1,580,883	$979,785	$(1,012,695)	$4,363,850
Add: Goodwill amortization, net of tax	—	66,454	—	199,361

Adjusted net earnings	$1,580,883	$1,046,239	$(1,012,695)	$4,563,211

Basic earnings per common share:
Reported net earnings (loss)	$0.22	$0.14	$(0.14)	$0.61

Goodwill amortization, net of tax	—	0.01	—	0.03

Adjusted net earnings (loss)	$0.22	$0.15	$(0.14)	$0.64

Diluted earnings (loss) per common share:
Reported net earnings	$0.22	$0.14	$(0.14)	$0.61

Goodwill amortization, net of tax	—	0.01	—	0.03

Adjusted net earnings (loss)	$0.22	$0.15	$(0.14)	$0.64

The following table displays the changes in the carrying amount of goodwill for the nine months ended September 30, 2002:

Balance December 31, 2001	$7,806,492

Transitional impairment charge	(7,064,563)

Balance September 30, 2002	$741,929

NOTE 3 – Long-Term Debt:

	September 30, 2002	December 31, 2001

Note payable to First Union, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—

6.75% term loan payable to First Union, with monthly payments of principal and interest, maturing April 1, 2009	8,815,326	9,580,962

6.65% note payable to MassMutual Life Insurance Company, paid in full, March 2002	—	6,666,666

	8,815,326	16,247,628
Less payments due within one year included in current liabilities	1,085,757	2,698,481

	$7,729,569	$13,549,147

On March 26, 1999, the Company entered into a 3-year credit agreement with First Union that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.41% at September 30, 2002). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2002, approximately $1,667,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with First Union to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

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

The credit agreement and the term loans with First Union contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($66,881,000 at September 30, 2002); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2002, under the most restrictive terms of the debt agreements, retained earnings of approximately $12,234,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Extraordinary Item:

On March 18, 2002, the Company prepaid its outstanding debt with MassMutual in the amount of $6,250,000. As a result of this pre-payment, the Company incurred pre-payment penalties in the amount of $285,000 and wrote-off deferred financing costs of approximately $7,000. These items are shown net of a tax benefit of $105,000 for a net extraordinary loss of approximately $187,000 in the nine-month period ended September 30, 2002.

NOTE 5 – Contingencies

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of September 30, 2002 and the related condensed consolidated summaries of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 2001, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, and retroactively recorded a cumulative effect of a change in accounting principle as of January 1, 2002.

/s/ DELOITTE & TOUCHE, LLP
Tampa, Florida October 30, 2002

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales of $36,674,776 for the three months ended September 30, 2002 increased approximately 1.2% from $36,256,055 for the comparable period ended September 30, 2001. For the nine months ended September 30, 2002, net sales were approximately 4.2% less than the comparable period ended September 30, 2001.

Cost of goods sold as a percentage of sales approximated 65.7% for the nine months ended September 30, 2002 compared to 65.6% for the nine months ended September 30, 2001.

Selling and administrative expenses, as a percentage of sales, were approximately 28.4% for the first nine months of 2002 compared to 27.3% for the nine months ended September 30, 2001. Included in selling and administrative expenses in the current year period is approximately $1,090,000 of bad debt expense versus approximately $297,000 in the prior year period. This increase is primarily attributed to one large account that has been reserved for in the current period. Additionally, selling and administrative expenses in the current period included approximately $360,000 related to the Company’s review of a potential acquisition that we are no longer pursuing. On April 23, 2001, the Company received a one-time payment of $4.0 million in connection with the resolution of outstanding vendor matters. This resulted in a one-time gain of $1,683,000 that is recorded as a reduction of selling and administrative expenses in the nine-month period ended September 30, 2001. Without this gain, selling and administrative expenses for the period ended September 30, 2001, as a percentage of sales, were approximately 28.7%.

Interest expense of $674,656 for the nine month period ended September 30, 2002 decreased 47.5% from $1,285,095 for the similar period ended September 30, 2001 due to lower outstanding borrowings in the current period.

Extraordinary item – loss on early extinguishment of debt in the amount of $187,039, net of a tax benefit of $105,000, was recognized in the nine-month period ended September 30, 2002. This loss related to the prepayment of the Company’s outstanding loan with Mass Mutual of approximately $6.3 million. This pre-payment should result in annualized interest savings of approximately $400,000 per year.

Cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of a tax benefit of $2,560,000 was recorded in the nine-month period ended September 30, 2002 as a result of the Company’s adoption of SFAS No. 142. The Company completed its transitional impairment testing of goodwill and determined that its goodwill was impaired.

Net earnings increased to $1,580,883 for the three months ended September 30, 2002 as compared to net earnings of $979,785 for the same period ended September 30, 2001. Net loss for the nine months ended September 30, 2002 was $1,012,695 as compared to net earnings of $4,363,850 for the same period in 2001. This reduction in earnings is primarily attributable to the cumulative effect of accounting change in the current period and the prior year gain relative to the settlement of vendor matters as discussed above.

Accounts receivable and other current assets decreased 10.9% from $28,163,020 on December 31, 2001 to $25,088,243 as of September 30, 2002.

Inventories decreased 11.4% from $48,093,159 on December 31, 2001 to $42,591,013 as of September 30, 2002.

Accounts payable increased 0.4% from $6,801,799 on December 31, 2001 to $6,831,390 on September 30, 2002.

Liquidity and Capital Resources

Cash and cash equivalents increased by $4,138,365 from $3,214,592 on December 31, 2001 to $7,352,957 as of September 30, 2002. Additionally, total borrowings under long-term debt agreements decreased by $7,432,302 from $16,247,628 on December 31, 2001 to $8,815,326 on September 30, 2002. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its anticipated funding requirements for the foreseeable future.

During the nine months ended September 30, 2002 and 2001, the Company paid cash dividends of $2,859,315 and $2,885,218, respectively. The Company reacquired and retired – 0 – and 94,440 shares in the nine month periods ended September 30, 2002 and 2001, respectively, with costs of $– 0 – and $883,014.

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

         The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no change in the Company’s interest expense for the six-month period ended September 30, 2002.

         The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $8,815,326 is designated as a hedged item for interest rate swaps at September 30, 2002. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the fiscal year 2001. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $476,000 was included in other comprehensive loss for the nine months ended September 30, 2002. A loss of $570,000 was included in other comprehensive income for the comparable period in 2001. The original term of the contract is ten years.

         The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4.	Controls and Procedures

         Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

         None.

ITEM 2.	Changes in Securities

         None.

ITEM 3.	Defaults Upon Senior Securities

         Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security-holders

         None.

ITEM 5.	Other Information

         Inapplicable.

ITEM 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

15	Letter re: Unaudited Interim Financial Information.

99.1	Certification of Gerald M. Benstock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Andrew D. Demott, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.
Date: November 8, 2002	By:	/s/ GERALD M. BENSTOCK

Gerald M. Benstock Chairman and Chief Executive Officer

By:	/s/ ANDREW D. DEMOTT, JR.

Andrew D. Demott, Jr. Sr. Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER REQUIRED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

         I, Gerald M. Benstock, certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of Superior Uniform Group, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	By:	/s/GERALD M. BENSTOCK

Gerald M. Benstock Chief Executive Officer

         I, Andrew D. Demott, Jr., certify that:

         1.       I have reviewed this quarterly report on Form 10-Q of Superior Uniform Group, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 8, 2002	By:	/s/ANDREW D. DEMOTT, JR.

Andrew D. Demott, Jr. Chief Financial Officer