Form 10-K
period 2002-12-31
SUPERIOR UNIFORM GROUP INC
filed 2003-03-14
CIK 95574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	I.R.S. Employer Identification No. 11-1385670

10055 Seminole Blvd.
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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐    No ☒

As of March 3, 2003, 7,159,137 common shares were outstanding, and the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $54 million (based on the closing sale price of the registrant’s common shares on the American Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2002). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement to be filed on or before March 30, 2003, for its Annual Meeting of Shareholders to be held May 2, 2003, are incorporated by reference to furnish the information required by Items 10, 11, 12 and 13 of Part III.

Exhibit index may be found on Page 31.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company”, “Superior”, “we”, “our”, or “us” mean Superior Uniform Group, Inc. together with its subsidiary, except where the context otherwise requires. Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate”,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; and the availability of manufacturing materials. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.            Business

(a)       Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Registrant’s business has not changed in any significant way during the past five years.

(b)       Although Superior operates for selling, promotional and other reasons through various divisions, nevertheless there are no significant distinct segments or lines of business; approximately 95% of registrant’s business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

(c)       Superior manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

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

(d)       Uniforms and service apparel account for 90-95% of total sales and revenues; no other single class of product listed above accounts for more than 10% of total sales and revenues.

Superior competes with national and regional manufacturers and also with local firms in most major metropolitan areas. Industry statistics are not available, but we believe that Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing.

Superior competes with more than three dozen firms including divisions of larger corporations. The nature and degree of competition varies with the customer and market where it occurs.

Superior has a substantial number of customers, the largest of which accounted for no more than 5% of its 2002 sales. Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurrent firm orders being processed and filled. Superior normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of March 1, 2003, the backlog of all orders that we believe to be firm was approximately $4,132,000, compared to approximately $5,727,000 a year earlier.

Superior markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products, generally available from a number of sources.

While Superior owns and uses several trademarks, its mark “Fashion Seal Uniforms” (presently registered until August 7, 2007, subject to renewal) is important since more than 50% of Superior’s products are sold under that name. In view of the nature of our business, compliance with federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings and we do not expect it to have a material impact in the future. Substantially all of our business is non-seasonal in nature. Superior employed approximately 1,042 persons as of December 31, 2002.

Item 2.            Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted), and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing locales are rented for nominal amounts due to cities providing incentives for manufacturers to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material.

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

(c)       Lake Village, Arkansas - Plant of approximately 35,000 square feet, leased from the City of Lake Village under lease requiring payment of only a nominal amount; used for storage.

(d)      Tampa, Florida - Plant of approximately 111,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping and small retail operation.

(e)       Miami, Florida - Plant of approximately 5,000 square feet, leased from private owners under a lease expiring in 2005; used for regional sales office, warehousing, shipping, and small retail operation.

(f)       McGehee, Arkansas - Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.

(g)      Marietta, Georgia - Plant and warehouse of approximately 33,000 square feet leased from private owners.

(h)      Portland, Oregon – Plant and warehouse of approximately 35,800 square feet leased from private owners.

(i)       Miscellaneous - Atlanta, Georgia, warehouse and sales office - leased; San Antonio, Texas, sales office - leased; Lexington, Mississippi, used for manufacturing – owned.

Item 3.            Legal Proceedings

None.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)                 None

PART II

Item 5.            Market Price of and Dividends on Superior’s Common Equity and Related Stockholder Matters.

The principal market on which Superior’s common shares are traded is the American Stock Exchange; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The table below presents, for our common shares, dividend information and high and low sales prices as reported in the consolidated transaction reporting system of the American Stock Exchange.

	QUARTER ENDED

	2002				2001

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Common Shares: High	$10.90	$12.15	$11.30	$12.39	$9.00	$9.75	$10.09	$9.94

Low	$8.95	$9.90	$9.35	$10.66	$7.95	$8.25	$8.40	$8.55

Dividends (total for 2002-$.54; 2001-$.54)	$.135	$.135	$.135	$.135	$.135	$.135	$.135	$.135

Our long-term debt agreements include covenants that, among other things, restrict dividends payable by us. Under the most restrictive debt agreement, retained earnings of approximately $12,589,000 were available at December 31, 2002 for declaration of dividends. We have declared cash dividends of $.135 per share in each of the quarters for the fiscal years ending December 31, 2001 and 2002. We expect that, so long as earnings and business conditions warrant, we will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

On March 3, 2003, registrant had 299 shareholders of record and the closing price for registrant’s common shares on the American Stock Exchange was $11.00 per share.

The information required by this Item relating to Securities Authorized For Issuance Under Equity Compensation Plans is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2003 Annual Meeting of Shareholders.

Item 6.            Selected Financial Data

Years Ended December 31,	2002	2001	2000	1999	1998

Net sales	$144,999,254	$153,205,568	$167,710,399	$168,005,646	$160,717,583

Costs and expenses:
Cost of goods sold	95,221,013	100,698,472	109,904,587	110,902,060	106,620,526
Selling and administrative expenses	40,640,473	40,682,374	43,984,724	41,202,030	36,991,002
Business process re-engineering charge	—	—	—	—	3,474,391
Interest expense	853,081	1,623,016	2,167,763	1,605,261	1,115,724

	136,714,567	143,003,862	156,057,074	153,709,351	148,201,643

Earnings before taxes on income, extraordinary item and cumulative effect of change in accounting principle	8,284,687	10,201,706	11,653,325	14,296,295	12,515,940
Taxes on income	3,000,000	3,730,000	4,250,000	5,180,000	4,570,000

Earnings before extraordinary item and cumulative effect of change in accounting principle	5,284,687	6,471,706	7,403,325	9,116,295	7,945,940
Extraordinary item - loss on early extinguishment of debt, net of tax benefit of $105,000	(187,039)	—	—	—	—

Earnings before cumulative effect of change in accounting principle	5,097,648	6,471,706	7,403,325	9,116,295	7,945,940
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	(4,504,563)	—	—	—	—

Net earnings	$593,085	$6,471,706	$7,403,325	$9,116,295	$7,945,940

Basic net earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.75	$0.91	$1.03	$1.17	$1.01
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	(0.64)	—	—	—	—

Basic net earnings per common share	$0.08	$0.91	$1.03	$1.17	$1.01

Diluted net earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.74	$0.91	$1.03	$1.17	$1.00
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—	—	—	—
Cumulative effect of change in accounting principle, net of tax	(0.63)	—	—	—	—

Diluted net earnings per common share	$0.08	$0.91	$1.03	$1.17	$1.00

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.51

At year end:
Total assets	$99,826,952	$112,914,563	$130,039,204	$122,852,112	$119,038,910

Long-term debt	$7,445,068	$13,549,147	$29,530,239	$19,472,577	$17,600,000

Working capital	$61,688,699	$65,117,560	$74,360,573	$62,693,929	$67,040,464

Shareholders’ equity	$80,110,389	$82,762,205	$81,641,863	$82,717,839	$80,503,405

Item 7.            Management’ s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS: In 2002 net sales decreased 5.4% in comparison to 2001 and in 2001 net sales decreased 8.6% in comparison to 2000. These decreases were attributed to the continued economic slowdown as our customers postponed or cancelled orders in an effort to reduce the impact of the slowdown on their own operations.

As a percentage of sales, cost of goods sold were 65.7% in 2002, and in 2001, and 65.5% in 2000. The increase in 2001 was attributed to the reduction in production levels and accordingly less efficient absorption of overhead costs offset by the continued transition of production to offshore contractors.

As a percentage of sales, selling and administrative expenses were 28.0% in 2002, 26.6% in 2001 and 26.2% in 2000. The increase in this percentage in 2002 is attributed to the following factors; the overall decline in sales volume more than offset the impact of staff reductions on selling administrative expenses; selling and administrative expenses for 2002 included bad debt expense of approximately $1,165,000 versus $584,000 in the prior year due primarily to the write off of one large account in 2002; during 2002, the Company incurred approximately $360,000 in costs associated with the review of a potential acquisition that we are no longer pursuing; finally, the 2001 selling and administrative expenses were reduced by a gain of $1,683,000 recorded as a result of the settlement of vendor matters. The increase in this percentage in 2001 versus 2000 was primarily attributed to the reduction in sales volume that more than offset the reductions in selling and administrative expenses during the period. Selling and administrative expenses in 2001 were reduced by the impact of the settlement gain from the vendor matters discussed above and significant staff reductions instituted in the latter half of the year. Additionally, the 2000 selling and administrative expenses were reduced by the impact of a settlement gain relative to the Company’s pension plan of approximately $1,286,000.

Interest expense as a percentage of sales was 0.6% in 2002, 1.1% in 2001, and 1.3% in 2000. The decrease in 2002 is due to lower average borrowings outstanding and lower interest rates.

The effective income tax rate in 2002 was 36.2%; in 2001 was 36.6%; and in 2000 it was 36.5%.

In 2002, the Company reported earnings before extraordinary item and cumulative effect of change in accounting principle of 3.6% of sales with a return of 6.5% on average shareholders’ equity. In 2001, the Company reported earnings before extraordinary item and cumulative effect of change in accounting principle of 4.2% of sales with a return of 7.9% on average shareholders’ equity. In 2000, the Company reported earnings before extraordinary item and cumulative effect of change in accounting principle of 4.4% of sales with a return of 9.0% on average shareholders’ equity.

Extraordinary item – loss on early extinguishment of debt in the amount of $187,039, net of a tax benefit of $105,000 was recognized in 2002. This loss related to the prepayment of the Company’s outstanding loan with MassMutual of approximately $6.2 million. This prepayment is expected to result in annualized interest savings of approximately $400,000 per year.

Cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of tax benefit of $2,560,000 was recognized in 2002 as a result of the Company’s adoption of FAS No. 142. The Company completed its transitional impairment testing of goodwill and determined that its goodwill for certain reporting units was impaired.

In 2002, the Company reported net income of 0.4% of sales with a return of 0.7% on average shareholders’ equity.

In 2001, the Company reported net income of 4.2% of sales with a return of 7.9% on average shareholders’ equity. In 2000, the Company reported net income of 4.4% of sales with a return of 9.0% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company in 2002 was approximately $61,689,000 and the working capital ratio, 6.1:1; for 2001, it was approximately $65,118,000 and the working capital ratio, 5.5:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

In 2002, the Company’s percentage of total debt to total debt and equity was 9.6% and in 2001 it was 16.4%. The decrease is attributed primarily to decreased borrowings under the Company’s borrowing agreements as a result of the reduced working capital requirements in 2002.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,820,000, $1,349,000, and $2,826,000, in the years 2002, 2001, and 2000, respectively. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

During the years ended December 31, 2002 and 2001, the Company paid cash dividends of approximately $3,818,000 and $3,835,000, respectively, on a quarterly dividend of $0.135 per share. The Company reacquired and retired 16,000 and 94,440 of its common shares in the years ended December 31, 2002 and 2001, respectively, with costs of $178,000 and $883,000, respectively. The Company anticipates that it will repurchase additional shares of its common stock in the future as financial conditions allow.

In 2002, cash and cash equivalents increased by $4,256,000. This increase is attributed to approximately $18,816,000 in cash provided from operations, offset by approximately $3,855,000 utilized in investing activities and approximately $10,706,000 utilized in financing activities.

In 2001, cash and cash equivalents increased by $3,026,000. This increase is attributed to approximately $24,324,000 in cash provided from operations, approximately $895,000 provided from investing activities, and approximately $22,193,000 utilized in financing activities.

On March 26, 1999, the Company entered into a new 3-year credit agreement with Wachovia Bank (f/k/a First Union National Bank) that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.98% at December 31, 2002). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2002, approximately $580,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with Wachovia to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged.

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

On October 16, 2000, the Company entered into a 5-year term loan with Wachovia. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company’s revolving credit agreement. Concurrent with the execution of the new term loan agreement, Wachovia and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment. This term loan was paid in full in June 2001.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($67,684,000 at December 31, 2002); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

At December 31, 2002, under the most restrictive terms of the debt agreements, retained earnings of approximately $12,589,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements. The Company prepaid the balance of its 6.65% note payable to MassMutual, including a prepayment penalty of approximately $285,000, on March 18, 2002 utilizing cash balances on hand as of December 31, 2001 and additional cash generated from operations in the first quarter of 2002. With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2003.

The following table summarizes our fixed cash obligations as of December 31, 2002 for the fiscal years ending December 31:

	2003	2004	2005	2006	2007	2008 and thereafter	Total

Variable rate term loans and revolving credit facility	$1,104,000	$1,179,000	$1,264,000	$1,352,000	$1,448,000	$2,202,000	$8,549,000
Other debt arrangements, including capital leases	—	—	—	—	—	—	—
Operating leases	455,000	356,000	227,000	183,000	149,000	87,000	1,457,000

Total contractual cash obligations	$1,559,000	$1,535,000	$1,491,000	$1,535,000	$1,597,000	$2,289,000	$10,006,000

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not evaluated the effect, if any, that the adoption of FAS No. 143 will have on the Company’s consolidated financial statements. In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 replaces FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 did not have a material effect on the Company’s consolidated financial statements. In April 2002, the FASB issued FAS No. 145, “Rescission of FAS No. 4, ‘Reporting Gains and Losses from Extinguishment of Debt,’ Rescission of FAS No. 44, ‘Accounting for Intangible Assets of Motor Carriers,’ Rescission of FAS No. 64, ‘Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements,’ Amendment of FAS No. 13, ‘Accounting for Leases,’ and Technical Corrections”. FAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect FAS No. 145 to have a material effect on the Company’s financial statements. In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS No. 146 addresses the financial accounting and reporting for the costs associated with exist or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect FAS No. 146 to have a material effect on the Company’s consolidated financial statements.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

Item 7a – Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 5 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant increase in the Company’s interest expense for the year ended December 31, 2002.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $8,549,148 is designated as a hedged item for interest rate swaps at December 31, 2002. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138 which were implemented as of the beginning of 2001. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Losses of $464,000 and $440,000 (including the transition adjustment of $48,000) were included in other comprehensive income (loss) for the years ended December 31, 2002 and 2001, respectively. The original term of the contract is ten years.

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

Item 8. – Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings
Years Ended December 31,

	2002	2001	2000

Net sales	$144,999,254	$153,205,568	$167,710,399

Costs and expenses:
Cost of goods sold	95,221,013	100,698,472	109,904,587
Selling and administrative expenses	40,640,473	40,682,374	43,984,724
Interest expense	853,081	1,623,016	2,167,763

	136,714,567	143,003,862	156,057,074

Earnings before taxes on income, extraordinary item and cumulative effect of change in accounting principle	8,284,687	10,201,706	11,653,325
Taxes on income	3,000,000	3,730,000	4,250,000

Earnings before extraordinary item and cumulative effect of change in accounting principle	5,284,687	6,471,706	7,403,325
Extraordinary item - loss on early extinguishment of debt, net of tax benefit of $105,000	(187,039)	—	—

Earnings before cumulative effect of change in accounting principle	5,097,648	6,471,706	7,403,325
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	(4,504,563)	—	—

Net earnings	$593,085	$6,471,706	$7,403,325

Basic net earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.75	$0.91	$1.03
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—	—
Cumulative effect of change in accounting principle, net of tax	(0.64)	—	—

Basic net earnings per common share	$0.08	$0.91	$1.03

Diluted net earnings per common share:
Earnings before extraordinary item and cumulative effect of change in accounting principle	$0.74	$0.91	$1.03
Extraordinary item - loss on early extinguishment of debt, net of tax	(0.03)	—	—
Cumulative effect of change in accounting principle, net of tax	(0.63)	—	—

Diluted net earnings per common share	$0.08	$0.91	$1.03

Dividends per common share	$0.54	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets
December 31,

	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,470,719	$3,214,592
Accounts receivable, less allowance for doubtful accounts of $565,000 and $550,000, respectively	20,413,202	24,601,519
Inventories	42,655,934	48,093,159
Prepaid expenses and other current assets	3,270,339	3,561,501

TOTAL CURRENT ASSETS	73,810,194	79,470,771
PROPERTY, PLANT AND EQUIPMENT, NET	20,059,164	22,108,935
GOODWILL	741,929	7,806,492
OTHER ASSETS	5,215,665	3,528,365

	$99,826,952	$112,914,563

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,191,993	$6,801,799
Accrued expenses	5,825,422	4,852,931
Current portion of long-term debt	1,104,080	2,698,481

TOTAL CURRENT LIABILITIES	12,121,495	14,353,211
LONG-TERM DEBT	7,445,068	13,549,147
DEFERRED INCOME TAXES	150,000	2,250,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 7,131,237 and 7,032,887, respectively.	7,131	7,033
Additional paid-in capital	10,620,073	9,653,981
Retained earnings	70,387,185	73,767,383
Other comprehensive loss:
Minimum pension liability	—	(226,192)
Cash flow hedges	(904,000)	(440,000)

TOTAL SHAREHOLDERS' EQUITY	80,110,389	82,762,205

	$99,826,952	$112,914,563

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity
Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, January 1, 2000	7,594,827	$7,595	$10,333,160	$72,377,084	$—	$82,717,839
Net earnings	—	—	—	7,403,325	—	7,403,325
Purchase and retirement of common shares	(471,500)	(472)	(582,310)	(3,989,172)	—	(4,571,954)
Cash dividends declared ($.54 per share)				(3,907,347)	—	(3,907,347)

Balance, December 31, 2000	7,123,327	7,123	9,750,850	71,883,890		81,641,863
Common shares issued upon exercise of options	4,000	4	32,496	—	—	32,500
Purchase and retirement of common shares	(94,440)	(94)	(129,365)	(753,555)	—	(883,014)
Cash dividends declared ($.54 per share)	—	—	—	(3,834,658)	—	(3,834,658)
Comprehensive Income:
Net earnings	—	—	—	6,471,706	—	6,471,706
Transition adjustment for FAS 133 related to cash flow hedges	—	—	—	—	(48,000)	(48,000)
Net change during the period related to cash flow hedges	—	—	—	—	(392,000)	(392,000)
Net change during the period related to minimum pension liability	—	—	—	—	(226,192)	(226,192)

Other comprehensive loss						(666,192)

Comprehensive Income						5,805,514

Balance, December 31, 2001	7,032,887	7,033	9,653,981	73,767,383	(666,192)	82,762,205
Common shares issued upon exercise of options	114,350	114	989,244	—	—	989,358
Purchase and retirement of common shares	(16,000)	(16)	(23,152)	(155,132)	—	(178,300)
Cash dividends declared ($.54 per share)	—	—	—	(3,818,151)	—	(3,818,151)
Comprehensive Income:
Net earnings	—	—	—	593,085	—	593,085
Net change during the period related to cash flow hedges	—	—	—	—	(464,000)	(464,000)
Net change during the period related to minimum pension liability	—	—	—	—	226,192	226,192

Other comprehensive loss						(237,808)

Comprehensive Income						355,277

Balance, December 31, 2002	7,131,237	$7,131	$10,620,073	$70,387,185	$(904,000)	$80,110,389

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before extraordinary item and cumulative effect of change in accounting principle	$5,284,687	$6,471,706	$7,403,325
Adjustments to reconcile net earnings to net cash provided from (used in) operating activities:
Extraordinary item	(187,039)	—	—
Depreciation and amortization	4,217,197	4,772,846	4,868,004
Provision for bad debts	1,165,536	583,801	316,575
Deferred income tax (benefit) provision	460,000	(50,000)	645,000
Changes in assets and liabilities:
Accounts receivable	3,022,781	6,194,076	(1,030,618)
Inventories	5,437,225	9,817,135	(11,847,255)
Prepaid expenses and other current assets	291,162	(2,111,804)	501,160
Accounts payable	(1,609,806)	(2,168,864)	(62,820)
Accrued expenses	734,683	815,250	(3,438,738)

Net cash flows provided from (used in) operating activities	18,816,426	24,324,146	(2,645,367)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,820,406)	(1,349,478)	(2,825,936)
Reduction in property, plant and equipment	652,980	2,535,146	190,313
Other assets	(1,687,300)	(290,777)	(192,423)

Net cash (used in) provided from investing activities	(3,854,726)	894,891	(2,828,046)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	14,365,944
Repayment of long-term debt	(7,698,480)	(17,507,561)	(3,246,318)
Payment of cash dividends	(3,818,151)	(3,834,658)	(3,907,347)
Proceeds received on exercise of stock options	989,358	32,500	—
Common stock reacquired and retired	(178,300)	(883,014)	(4,571,954)

Net cash (used in) provided from financing activities	(10,705,573)	(22,192,733)	2,640,325

Net increase (decrease) in cash and cash equivalents	4,256,127	3,026,304	(2,833,088)
Cash and cash equivalents balance, beginning of year	3,214,592	188,288	3,021,376

Cash and cash equivalents balance, end of year	$7,470,719	$3,214,592	$188,288

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001, and 2000

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

f)             Goodwill

Goodwill consists primarily of the cost of acquired businesses in excess of the fair value of net assets acquired. We annually evaluate the recoverability of goodwill and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. For the years ended December 31, 2001 and 2000, we amortized goodwill over 20-40 years on a straight-line basis and goodwill amortization expense was approximately $419,000. There was no amortization expense for the year ended December 31, 2002.

g)             Impairment of long-lived assets

The Company evaluates the carrying amount of long-lived assets to be held and used, including goodwill, when events and circumstances warrant such a review. The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is estimated to be less than its carrying amount.

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

m)            Operating Segments

The Company adopted the provisions of FAS 131 “Disclosures about Segments of an Enterprise and Related Information” in the first quarter of 1998. FAS 131 requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently we operate in one segment, as defined in this statement.

n)             Derivative Financial Instruments

Effective January 1, 2001, the Company adopted FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133.” FAS 133 and FAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of FAS 133 and FAS 138, as of January 1, 2001 resulted in a $48,000 decrease in other comprehensive income and had no impact on net income. The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $8,549,148 is designated as a hedged item for interest rate swaps at December 31, 2002. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $464,000 was included in other comprehensive loss for the year ended December 31, 2002. A loss of $440,000, which includes the transition adjustment of $48,000, was included in other comprehensive loss for the year ended December 31, 2001. The fair market value of the interest swap of $904,000 is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2002. The original term of the contract is ten years.

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

p)             New Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company was required to cease amortization of goodwill, including goodwill recorded in past business combinations, and to adopt the new impairment approach. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not evaluated the effect, if any, that the adoption of FAS No. 143 will have on the Company’s consolidated financial statements. In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 replaces FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 did not have a material effect on the Company’s consolidated financial statements. In April 2002, the FASB issued FAS No. 145, “Rescission of FAS No. 4, ‘Reporting Gains and Losses from Extinguishment of Debt,’ Rescission of FAS No. 44, ‘Accounting for Intangible Assets of Motor Carriers,’ Rescission of FAS No. 64, ‘Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements,’ Amendment of FAS No. 13, ‘Accounting for Leases,’ and Technical Corrections”. FAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not expect FAS No. 145 to have a material effect on the Company’s financial statements. In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS No. 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect FAS No. 146 to have a material effect on the Company’s consolidated financial statements.

q)             Reclassifications

Certain reclassifications to the 2001 and 2000 consolidated financial statements have been made to conform to the 2002 presentation.

NOTE 2 – Goodwill and Other Intangible Assets:

In June 2001, the FASB issued FAS No. 141, “Business Combinations,” which eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has adopted this accounting standard.

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

In accordance with FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter or more frequently, if indicators of impairment arise, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter that indicated that goodwill recorded in the Empire and Sope Creek divisions was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.63 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle. In accordance with FAS No. 142, this impairment loss was recorded as of January 1, 2002.

The following table displays a reconciliation of previously reported net income and earnings per share to the amounts adjusted to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of FAS No. 142, net of the related tax effect:

	Year Ended December 31,

	2002	2001

Reported net earnings (loss)	$593,085	$6,471,706
Add: Goodwill amortization, net of tax	—	265,815

Adjusted net earnings	$593,085	$6,737,521

Basic earnings per common share:
Reported net earnings (loss)	$0.08	$0.91

Goodwill amortization, net of tax	—	0.04

Adjusted net earnings (loss)	$0.08	$0.95

Diluted earnings (loss) per common share:
Reported net earnings	$0.08	$0.91

Goodwill amortization, net of tax	—	0.04

Adjusted net earnings (loss)	$0.08	$0.95

NOTE 3 – Inventories:

	December 31,

	2002	2001

Finished goods	$34,202,220	$38,823,900
Work in process	2,037,316	2,000,190
Raw materials	6,416,398	7,269,069

	$42,655,934	$48,093,159

NOTE 4 – Property, Plant and Equipment:

	December 31,

	2002	2001

Land	$2,080,661	$2,080,661
Buildings, improvements and leaseholds	10,390,362	10,376,214
Machinery, equipment and fixtures	47,349,368	46,730,032

	59,820,391	59,186,907
Accumulated depreciation and amortization	39,761,227	37,077,972

	$20,059,164	$22,108,935

Depreciation and amortization charges were $4,217,197, $4,354,240, and $4,446,939, in 2002, 2001, and 2000, respectively.

NOTE 5 – Long-Term Debt:

	December 31,	December 31,

	2002	2001

Note payable to Wachovia Bank, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—
6.75% term loan payable to Wachovia Bank, with monthly payments of principal and interest, maturing April 1, 2009	8,549,148	9,580,962
6.65% note payable to MassMutual Life Insurance Company paid in full March 2002	—	6,666,666

	8,549,148	16,247,628
Less payments due within one year included in current liabilities	1,104,080	2,698,481

	$7,445,068	$13,549,147

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.98% at December 31, 2002). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2002, approximately $580,000 was outstanding under letters of credit. On March 27, 2001, the company entered into an agreement with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturity on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

On October 16, 2000, the Company entered into a 5-year term loan with Wachovia Bank. The term loan is an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, maturing on November 1, 2005. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company’s revolving credit agreement. Concurrent with the execution of the new term loan agreement, Wachovia Bank and the company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment. This term loan was paid in full in June 2001.

The credit agreement and the term loans with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($67,684,000 at December 31, 2002); working capital ratio (2:5:1), fixed charges coverage ratio (2:5:1), stock repurchases and payment of dividends. At December 31, 2002, under the most restrictive terms of the debt agreements, retained earnings of approximately $12,589,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term obligations are $1,104,000 in 2003; $1,179,000 in 2004; $1,264,000 in 2005; $1,352,000 in 2006; $1,448,000 in 2007 and $2,202,000 in 2008 and thereafter.

NOTE 6 – Taxes on Income:

Aggregate income tax provisions (benefits) consist of the following:

	2002	2001	2000

Current:
Federal	$2,342,000	$3,372,000	$3,210,000
State and local	198,000	408,000	395,000

	2,540,000	3,780,000	3,605,000
Deferred	460,000	(50,000)	645,000

	$3,000,000	$3,730,000	$4,250,000

The significant components of the deferred income tax liability are as follows:

	2002	2001

Deferred income tax assets:
Operating reserves and other accruals	$2,807,000	$955,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	2,560,000	2,507,000
Deferred expenses	397,000	698,000

Net deferred income tax liability	$150,000	$2,250,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2002	2001	2000

Statutory Federal income tax rate	34.0%	34.0%	35.0%
State and local income taxes, net of Federal income tax benefit	1.6	2.6	2.2
Other items	0.6	0.0	(0.7)

Effective income tax rate	36.2%	36.6%	36.5%

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

Net periodic pension cost for 2002, 2001, and 2000 include the following components:

	2002	2001	2000

Service cost - benefits earned during the period	$760,000	$663,000	$641,000
Interest cost on projected benefit obligation	1,075,000	1,039,000	1,015,000
Expected return on plan assets	(953,000)	(1,115,000)	(1,318,000)
Amortization of prior service cost	166,000	277,000	308,000
Recognized actuarial loss (gain)	61,000	(182,000)	(585,000)
Settlement gain	—	—	(1,286,000)
Curtailment loss	—	35,000	—
Termination loss	—	22,000	—

Net periodic pension cost (gain) after curtailments and settlements	$1,109,000	$739,000	$(1,225,000)

The settlement gain recorded in 2000 is related to an amendment made to the Corporate Plan to allow in-service distributions at age 65 and the subsequent lump sum distributions made related thereto. This gain is included in selling and administrative expenses in the statement of earnings for 2000.

Assumptions used in the calculation of net periodic pension cost (two corporate plans and three plant/factory plans) for the three years ended December 31, 2002 were:

	Discount Rate		Long Term Rate of Return		Salary Scale

	Corp.	Plants	Corp.	Plants	Corp.	Plants

2000	7.75%	7.75%	8.00%	8.00%	4.50%	N/A
2001	7.25%	7.25%	8.00%	8.00%	4.50%	N/A
2002	6.50%	6.50%	8.00%	8.00%	4.50%	N/A

The following table sets forth the plans’ funded status and amounts recognized in the Company’s balance sheets at December 31, 2002 and 2001, for its pension plans:

	December 31,

	2002	2001

Changes in benefit obligation
Benefit obligation at beginning of year	$15,311,000	$12,354,000
Service cost	760,000	663,000
Interest cost	1,075,000	1,039,000
Actuarial loss	1,237,000	2,180,000
Amendments	187,000	—
Curtailment	—	(22,000)
Termination	—	22,000
Benefits paid	(1,253,000)	(925,000)

Benefit obligation at end of year	17,317,000	15,311,000

Changes in plan assets
Fair value of plan assets at beginning of year	12,376,000	14,523,000
Actual return on assets	(795,000)	(1,259,000)
Employer contributions	2,286,000	37,000
Benefits paid	(1,253,000)	(925,000)

Fair value of plan assets at end of year	12,614,000	12,376,000

Funded status	(4,703,000)	(2,935,000)
Unrecognized actuarial loss	3,782,000	859,000
Unrecognized prior service costs	763,000	742,000
Additional liability	(182,000)	(404,000)

Accrued benefit costs	$(340,000)	$(1,738,000)

The liability for accrued benefit costs is included in accrued expenses in the accompanying consolidated balance sheets.

Defined Contribution Plan

During the year ended December 31, 2000, the Company instituted a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2002 and 2001 were approximately $159,000 and $171,000, respectively.

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

NOTE 9 – Quarterly Results for 2001 and 2002 (Unaudited):

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net sales	$38,935,615	$38,368,931	$36,256,055	$39,644,967

Gross profit	13,530,126	13,232,709	12,358,794	13,385,467

Earnings before taxes on income	2,195,269	3,138,796	1,549,785	3,317,856

Net earnings	$1,395,269	$1,988,796	$979,785	$2,107,856

Basic earnings per common share	$0.20	$0.28	$0.14	$0.30

Diluted earnings per common share	$0.20	$0.28	$0.14	$0.30

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Average outstanding shares (Basic)	7,123,660	7,124,327	7,075,054	7,032,365

Average outstanding shares (Diluted)	7,129,923	7,153,121	7,130,623	7,074,011

	Quarter Ended

	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net sales	$33,648,226	$38,442,104	$36,674,776	$36,234,148

Earnings before taxes on income, extraordinary item and cumulative effect of change in accounting principle	$958,530	$2,339,494	$2,430,883	$2,555,780

Earnings before extraordinary item and cumulative effect of change in accounting principle	$608,530	$1,489,494	$1,580,883	$1,605,780

Earnings before cumulative effect of change in accounting principle	$421,491	$1,489,494	$1,580,883	$1,605,780

Net earnings (loss)	$(4,083,072)	$1,489,494	$1,580,883	$1,605,780

Basic net earnings (loss) per common share	$(0.58)	$0.21	$0.22	$0.23

Diluted net earnings (loss) per common share	$(0.58)	$0.21	$0.22	$0.22

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Average outstanding shares (Basic)	7,035,154	7,064,423	7,086,098	7,112,066

Average outstanding shares (Diluted)	7,092,721	7,179,197	7,173,225	7,224,341

Results for the quarter ended March 31, 2002 have been restated to reflect the impact of the change in accounting principles relative to FAS No. 142 as discussed in Note 2 to the consolidated financial statements.

The independent certified public accountants made limited reviews of the 2001 and 2002 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such reviews were substantially less in scope than an examination in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinion was expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $1,081,000, $1,289,000, and $1,333,000, for the years ended December 31, 2002, 2001, and 2000, respectively. Long-term lease commitments are as follows: 2003 - $455,000; 2004 - $356,000; 2005 - $227,000; 2006 - $183,000; 2007 - $149,000; 2008 and thereafter - $87,000.

NOTE 11 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 12 – Stock Options:

In 1993 the Company adopted an Incentive Stock Option Plan under which options on 1,500,000 shares were reserved for grant. All options under the Plan have or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under the Plan are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2002 follows:

	No. of Shares	Weighted Average Exercise Price	Total	Market Price

Outstanding December 31, 1999	602,100	$13.09	$7,878,603
Granted	243,750	8.25	2,010,260	$2,004,206
Exercised	—	—	—
Lapsed	(93,825)	10.84	(1,017,063)
Cancelled	(24,950)	12.07	(301,146)

Outstanding December 31, 2000	727,075	11.79	8,570,654

Granted	262,875	8.97	2,359,281	$2,349,294
Exercised	(4,000)	8.13	(32,500)
Lapsed	(98,950)	10.57	(1,045,559)
Cancelled	(37,450)	11.57	(433,316)

Outstanding December 31, 2001	849,550	11.09	9,418,560

Granted	214,500	9.66	2,071,511	$2,061,513
Exercised	(114,350)	8.65	(989,358)
Lapsed	(105,575)	13.89	(1,466,634)
Cancelled	(46,325)	11.79	(545,958)

Outstanding December 31, 2002	797,800	$10.64	$8,487,823

The weighted average remaining life for options outstanding at December 31, 2002 was 2.7 years. At December 31, options available to issue were 657,750 for 2000, 531,275 for 2001 and 468,675 for 2002. Options have never been repriced by the Company in any year.

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

	Related Party Options	Other Options

Exercise price
2002	$10.45	$9.50 - $9.75
2001	$9.35	$8.50 - $9.35
2000	$9.21	$8.13 - $8.38

Market price
2002	$9.50	$9.50 - $9.75
2001	$8.50	$8.50 - $9.35
2000	$8.38	$8.13 - $8.38

Risk free interest rate
2002	4.30%	3.81% - 4.30%
2001	4.89%	4.76% - 4.89%
2000	6.72%	6.24% - 6.72%

Expected option life	5 years	5 years
Expected volatility
2002	28.1%	28.1% - 28.3%
2001	28.4%	27.9% - 28.4%
2000	26.8%	24.8% - 26.8%
Dividend yield	5.8%	5.8% - 6.4%

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2002	2001	2000

Net Income used in the computation of basic and diluted earnings per share	$593,085	$6,471,706	$7,403,325
Weighted average shares outstanding	7,074,435	7,088,851	7,208,956
Common stock equivalents	92,936	33,069	3,156

Total weighted average shares outstanding	7,167,371	7,121,920	7,212,112

Earnings per share:
Basic	$0.08	$0.91	$1.03

Diluted	$0.08	$0.91	$1.03

NOTE 14 – Accrued Expenses:

	December 31,

	2002	2001

Salaries, wages, commissions and vacation pay	$1,656,592	$1,329,599
Other accrued expenses	4,168,830	3,523,332

	$5,825,422	$4,852,931

NOTE 15 – Extraordinary Item:

On March 18, 2002, the Company prepaid its outstanding debt with MassMutual in the amount of $6,250,000. As a result of this pre-payment, the Company incurred pre-payment penalties in the amount of $285,000 and wrote-off deferred financing costs of approximately $7,000. These items are shown net of a tax benefit of $105,000 for a net extraordinary loss of approximately $187,000 for the year ended December 31, 2002. Under SFAS No. 145, effective next fiscal year, the loss on early extinguishment of debt will not be treated as an extraordinary item, and accordingly, results will be restated at that time to reflect this change in accounting treatment.

NOTE 16 – Supplemental Information:

	Year Ended December 31,

	2002	2001	2000

Income taxes paid	$2,079,607	$3,148,495	$4,690,726

Interest paid	$876,826	$1,734,219	$2,147,451

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Superior Uniform Group, Inc.
Seminole, Florida

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, and recorded a cumulative effect of a change in accounting principle as of January 1, 2002.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivatives.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants Tampa, Florida February 26, 2003

PART II

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

PART III

Items 10.     Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2003 Annual Meeting of Shareholders.

Item 11.       Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2003 Annual Meeting of Shareholders.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2003 Annual Meeting of Shareholders.

Item 13.       Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2003 Annual Meeting of Shareholders.

Item 14.       Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer, Gerald M. Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of Superior’s disclosure controls and procedures as of a date within 90 days of the filing of this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, Superior’s disclosure controls and procedures were effective to ensure that information Superior is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Superior in the reports that it files under the Exchange Act is accumulated and communicated to Superior’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes to Internal Controls and Procedures for Financial Reporting. There were no significant changes to Superior’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page

(a)	1.	Consolidated Financial Statements

		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:

		Consolidated statements of earnings - years ended December 31, 2002, 2001, and 2000	11

		Consolidated balance sheets - December 31, 2002 and 2001	12

		Consolidated statements of shareholders’ equity - years ended December 31, 2002, 2001, and 2000	13

		Consolidated statements of cash flows - years ended December 31, 2002, 2001, and 2000	14

		Notes to consolidated financial statements	15 - 24

		Independent Auditors’ Report	25

(a)	2.	Financial Statement Schedules

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

		See Exhibit Index

(b)		Reports on Form 8-K:

		There were no reports on Form 8-K for the three months ended December 31, 2002.

(c)		See (a) 3. above.

(d)		None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.
By:	/s/ GERALD M. BENSTOCK

Gerald M. Benstock (Chairman and Chief Executive Officer)

By:	/s/ ANDREW D. DEMOTT, JR.

Andrew D. Demott, Jr. (Treasurer and Principal Accounting Officer)

DATE: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ MICHAEL BENSTOCK	/s/ ALAN D. SCHWARTZ

Michael Benstock, March 14, 2003 (Director)	Alan D. Schwartz, March 14, 2003 (Director)

/s/ SAUL SCHECHTER	/s/ PETER BENSTOCK

Saul Schechter, March 14, 2003 (Director)	Peter Benstock, March 14, 2003 (Director)

/s/ MANUEL GAETAN	/s/ SIDNEY KIRSCHNER

Manuel Gaetan, March 14, 2003 (Director)	Sidney Kirschner, March 14, 2003 (Director)

/s/ ROBIN HENSLEY

Robin Hensley, March 14, 2003 (Director)

CERTIFICATION

I, Gerald M. Benstock, certify that:

1. I have reviewed this annual report on Form 10-K of Superior Uniform Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Superior Uniform Group, Inc. as of, and for, the periods presented in this annual report;

4. Superior Uniform Group, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Superior Uniform Group, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Superior Uniform Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Superior Uniform Group, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Superior Uniform Group, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Superior Uniform Group, Inc.’s auditors and the audit committee of Superior Uniform Group, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Superior Uniform Group, Inc.’s ability to record, process, summarize and report financial data and have identified for Superior Uniform Group, Inc.’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Superior Uniform Group, Inc.’s internal controls; and

6. Superior Uniform Group, Inc.’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ GERALD M. BENSTOCK

Gerald M. Benstock Chairman and Chief Executive Officer

CERTIFICATION

I, Andrew D. Demott, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Superior Uniform Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Superior Uniform Group, Inc. as of, and for, the periods presented in this annual report;

4. Superior Uniform Group, Inc.’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Superior Uniform Group, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Superior Uniform Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Superior Uniform Group, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Superior Uniform Group, Inc.’s other certifying officer and I have disclosed, based on our most recent evaluation, to Superior Uniform Group, Inc.’s auditors and the audit committee of Superior Uniform Group, Inc.’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Superior Uniform Group, Inc.’s ability to record, process, summarize and report financial data and have identified for Superior Uniform Group, Inc.’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Superior Uniform Group, Inc.’s internal controls; and

6. Superior Uniform Group, Inc.’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ ANDREW D. DEMOTT, JR.

Andrew D. Demott, Jr., Senior Vice President, Chief Financial Officer and Treasurer

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

10.1	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.

10.2	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.

10.3	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s1994 Annual Report on Form 10-K and incorporated herein by reference.

13.	Forms 10-Q for the first three quarters of 2002 - herein incorporated by reference to Registrant’s filings thereof with the Securities and Exchange Commission.

21.	Subsidiaries of the Registrant.

23.	Independent Auditors’ Consent

99.1

Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of our fiscal year and, upon such filing, incorporated by reference herein to the extent indicated in this Form 10-K).

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.