Form 10-Q
period 2003-03-31
SUPERIOR UNIFORM GROUP INC
filed 2003-05-13
CIK 95574

FORM lO-Q

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.
20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

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

Yes ☒	No ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐	No ☒

          As of May 1, 2003 the registrant had 7,137,887 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS
(Unaudited )

	Three Months Ended March 31,

	2003		2002

Net sales	$30,954,947		$33,648,226

Costs and expenses:
Cost of goods sold	20,015,455		22,106,885
Selling and administrative expenses	9,802,665		10,580,046
Interest expense	170,641		294,804

	29,988,761		32,981,735

Earnings before taxes on income and cumulative effect of change in accounting principle	966,186		666,491
Taxes on income	340,000		245,000

Earnings before cumulative effect of change in accounting principle	626,186		421,491
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—		(4,504,563)

Net earnings (loss)	$626,186		$(4,083,072)

Weighted average number of shares out-standing during the period (Basic)	7,150,767	Shs.	7,035,154	Shs.
(Diluted)	7,257,680	Shs.	7,092,721	Shs.
Basic net earnings per common share before cumulative effect of change in accounting principle	$0.09		$0.06
Cumulative effect of change in accounting principle, net of tax	—		(0.64)

Basic net earnings (loss) per common share	$0.09		$(0.58)

Diluted net earnings per common share before cumulative effect of change in accounting principle	$0.09		$0.06
Cumulative effect of change in accounting principle, net of tax	—		(0.64)

Diluted net earnings (loss) per common share	$0.09		$(0.58)

Dividends per common share	$0.135		$0.135

The results of the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the full year ending December 31, 2003.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002 (1)

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,379,346	$7,470,719
Accounts receivable and other current assets	22,329,554	23,683,541
Inventories*	42,518,137	42,655,934

TOTAL CURRENT ASSETS	73,227,037	73,810,194

PROPERTY, PLANT AND EQUIPMENT, net	19,302,414	20,059,164
GOODWILL	741,929	741,929
OTHER ASSETS	5,421,273	5,215,665
DEFERRED INCOME TAXES	20,000	—

	$98,712,653	$99,826,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,192,836	$5,191,993
Other current liabilities	6,437,085	5,825,422
Current portion of long-term debt	1,122,999	1,104,080

TOTAL CURRENT LIABILITIES	11,752,920	12,121,495

LONG-TERM DEBT	7,157,204	7,445,068
DEFERRED INCOME TAXES	—	150,000
SHAREHOLDERS’ EQUITY	79,802,529	80,110,389

	$98,712,653	$99,826,952

*     Inventories consist of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)
Finished goods	$34,600,800	$34,202,220
Work in process	1,866,672	2,037,316
Raw materials	6,050,665	6,416,398

	$42,518,137	$42,655,934

(1)	The balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before cumulative effect of change in accounting principle	$626,186	$421,491
Adjustments to reconcile net earnings before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization	916,552	1,081,378
Provision for bad debts	45,000	293,345
Deferred income tax benefit	(170,000)	(435,000)
Changes in assets and liabilities:
Accounts receivable	1,059,336	2,851,567
Inventories	137,797	1,502,081
Prepaid expenses and other current assets	249,651	501,207
Accounts payable	(999,157)	(491,708)
Other current liabilities	642,663	1,211,727

Net cash flows provided from operating activities	2,508,028	6,936,088

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(242,433)	(1,785,651)
Disposals of property, plant and equipment	82,631	403,986
Other assets	(205,608)	(92,925)

Net cash used in investing activities	(365,410)	(1,474,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(268,945)	(6,923,303)
Payment of cash dividends	(966,480)	(949,440)
Proceeds received on exercised stock options	367,184	78,846
Common stock reacquired and retired	(365,750)	—

Net cash used in financing activities	(1,233,991)	(7,793,897)

Net increase (decrease) in cash and cash equivalents	908,627	(2,332,399)
Cash and cash equivalents balance, beginning of year	7,470,719	3,214,592

Cash and cash equivalents balance, end of period	$8,379,346	$882,193

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

               a)     Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation.  Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2002, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The unaudited financial information included in this report has been reviewed by Deloitte & Touche LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended March 31,

	2003	2002

Earnings (loss) used in the computation of basic and diluted earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle	$626,186	$421,491
Cumulative effect of change in accounting principle, net of tax	—	(4,504,563)

Net earnings (loss)	$626,186	$(4,083,072)

Weighted average shares outstanding	7,150,767	7,035,154
Common stock equivalents	106,913	57,567

Total weighted average shares outstanding	7,257,680	7,092,721

Earnings (loss) per common share:
Basic earnings before cumulative effect of change in accounting principle	$0.09	$0.06
Cumulative effect of change in accounting principle, net of tax	—	(0.64)

Net earnings (loss)	$0.09	$(0.58)

Diluted earnings before cumulative effect of change in accounting principle	$0.09	$0.06
Cumulative effect of change in accounting principle, net of tax	—	(0.64)

Net earnings (loss)	$0.09	$(0.58)

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

               g)     Comprehensive Income (Loss)

Total comprehensive income (loss) represents the change in equity during a period, from sources other than transactions with shareholders and, as such, includes net earnings.  For the Company, the only other component of total comprehensive income (loss) is the change in the fair value of derivatives accounted for as cash flow hedges.

	Three Months Ended March 31,

	2003	2002

Net earnings (loss)	$626,186	$(4,083,072)
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	31,000	120,000

Comprehensive income (loss):	$657,186	$(3,963,072)

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

               i)     Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR.  A term loan of $8,280,203 is designated as a hedged item for interest rate swaps at March 31, 2003.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year.  As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness.  A gain of $31,000 was included in other comprehensive income  for the three months ended March 31, 2003.  A gain of $120,000 was included in other comprehensive income for the comparable period in 2002. The original term of the contract is ten years.

               j)     Reclassifications

Certain reclassifications to the 2002 financial information have been made to conform to the 2003 presentation.

NOTE 2 – New Accounting Standards:

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (FAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148 beginning with its first quarter ending March 31, 2003. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and earnings per common share as if the fair value based method had been applied to all awards in each period.

	Three Months Ended March 31,

	2003	2002

Net earnings (loss), as reported	$626,186	$(4,083,072)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	260,234	170,526

Pro forma net earnings (loss)	$365,952	$(4,253,598)

Net earnings (loss) per common share:
Basic – as reported	$0.09	$(0.58)

Basic – pro forma	$0.05	$(0.60)

Diluted – as reported	$0.09	$(0.58)

Diluted – pro forma	$0.05	$(0.60)

On April 30, 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No. 4 eliminates the requirement to report all gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002, with earlier application encouraged. The Company adopted this Statement to be effective during the quarter ended March 31, 2003.  As a result, the Company has reclassified an extraordinary loss on early extinguishment of debt of  $292,000 to selling and administrative expenses and the related tax benefit of $105,000 to taxes on income in the accompanying 2002 statement of earnings.

NOTE 3 – Goodwill and Other Intangible Assets:

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

In accordance with FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter or more frequently, if indicators of impairment arise, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter that indicated that goodwill recorded in the Empire and Sope Creek divisions was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.64 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle.  In accordance with SFAS No. 142, this impairment loss was recorded retroactive to January 1, 2002.

NOTE 4 - Long-Term Debt:

	March 31, 2003	December 31, 2002

Note payable to Wachovia, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	8,280,203	8,549,148

	8,280,203	8,549,148
Less payments due within one year included in current liabilities	1,122,999	1,104,080

	$7,157,204	$7,445,068

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.9% at March 31, 2003).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit. As of  March 31, 2003, approximately $1,167,000 was outstanding under letters of credit.  On March 27, 2001, the Company entered into an agreement with Wachovia Bank to extend the maturity of the revolving credit agreement.  The revolving credit agreement matures on March 26, 2004.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.  The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($67,992,000 at March 31, 2003); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2003, under the most restrictive terms of the debt agreements, retained earnings of approximately $11,942,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business.  In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors
Superior Uniform Group, Inc.
Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of March 31, 2003 and the related condensed consolidated summaries of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, during the quarter ended March 31, 2003, the Company changed its method of reporting on early extinguishment of debt to conform to Statement of Financial Accounting Standards No. 145.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida April 24, 2003

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate”,“expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s filing on Form 10-K for the year ended December 31, 2002. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue in the period in which the product is shipped. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

Inventories

Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Insurance

The Company self-insures for certain obligations related to health and workers’ compensation programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Results of Operations

Net sales decreased from $33,648,226 for the three months ended March 31, 2002 to $30,954,947 for the three months ended March 31, 2003 as demand has remained sluggish in the current economic environment.

Cost of goods sold, as a percentage of sales, approximated 64.7% and 65.7%, respectively, for the three months ended March 31, 2003 and 2002.  The reduction in the current quarter is attributable to the increase in the amount of goods being sourced outside of the United States.

Selling and administrative expenses, as a percentage of sales, was approximately 31.7% for the first three months of 2003 as compared to 31.4% for the first three months of 2002.  The increase as a percentage of sales is primarily attributed to the reduction in sales volume that more than offset the reductions in selling and administrative expenses in the current quarter. Additionally, selling and administrative expense in 2002 first quarter included approximately $360,000 relative to the Company’s review of a potential acquisition that we are no longer pursuing and approximately $292,000 in costs associated with the prepayment of the Company’s borrowings with MassMutual.

Interest expense of $170,641 for the three-month period ended March 31, 2003 decreased 42.1% from $294,804 for the similar period ended March 31, 2002.  This decrease is attributed to lower outstanding borrowings in the current period.

Earnings before cumulative effect of change in accounting principle increased 48.6% to $626,186 for the three months ended March 31, 2003 as compared to earnings before cumulative effect of change in accounting principle of $421,491 for the same period ended March 31, 2002.

Accounts receivable and other current assets decreased 5.7% from $23,683,541 on December 31, 2002 to $22,329,554  as of March 31, 2003 due primarily to the reduction in sales.

Inventories as of March 31, 2003 decreased  0.3% to $42,518,137 from $42,655,934 on December 31, 2002.

Accounts payable decreased 19.2% from $5,191,993 on December 31, 2002 to $4,192,836 on March 31, 2003 due primarily to the timing of raw material purchases within the two periods.

Liquidity and Capital Resources

Cash and cash equivalents increased by $908,627 from $7,470,719 on December 31, 2002 to $8,379,346 as of March 31, 2003. Additionally, total borrowings under long-term debt agreements decreased by $268,945 from $8,549,148 on December 31, 2002 to $8,280,203 on March 31, 2003. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At March 31, 2003, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.  The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Cash flows used in financing activities totaled $1,233,991 for the three months ended March 31, 2003. During the three months ended March 31, 2003 and 2002, respectively, the Company paid cash dividends of $966,480 and $949,440.  During the three months ended March 31, 2003, the Company reacquired and retired 35,000 shares of the Company’s Common Stock for $365,750.  The Company did not reacquire any shares of its Common Stock in the prior year quarter. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition.  The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments.  The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments.  The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements.  The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no change in the Company’s interest expense for the quarter ended March 31, 2003.

The Company has only limited involvement with derivative financial instruments.  The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR.  A term loan of $8,280,203 is designated as a hedged item for interest rate swaps at March 31, 2003. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year.  As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness.  A gain of $31,000 was included in other comprehensive income  for the three months ended March 31, 2003.  A gain of $120,000 was included in other comprehensive income for the comparable period in 2002. The original term of the contract is ten years.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities

None.

ITEM 3.	Defaults Upon Senior Securities

.	Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security-Holders

None.

ITEM 5.	Other Information

Inapplicable.

ITEM 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	15	Letter from Deloitte & Touche, LLP re: Unaudited Interim Financial Information.
	99.1	Certification of Gerald M. Benstock, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Andrew D. Demott, Jr., Chief Financial Officer, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	SUPERIOR UNIFORM GROUP, INC.

	By	/s/GERALD M. BENSTOCK

Gerald M. Benstock Chairman and Chief Executive Officer

	By	/s/ ANDREW D. DEMOTT, JR.

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

Dated: May 13, 2003	By	/s/ GERALD M. BENSTOCK

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

Dated: May 13, 2003	By	/s/ ANDREW D. DEMOTT, JR.

Andrew D. Demott, Jr. Chief Financial Officer