Form 10-Q
period 2003-06-30
SUPERIOR UNIFORM GROUP INC
filed 2003-08-01
CIK 95574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

As of July 23, 2003, the Registrant had 7,178,287 shares of common stock outstanding, which is Registrant’s only class of common stock.

PART 1 – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

		Three Months Ended June 30,
		2003		2002
Net sales		$34,187,586		$38,442,104

Costs and expenses:
Cost of goods sold		22,036,004		25,256,461
Selling and administrative expenses		9,987,399		10,653,193
Interest expense		181,118		192,956

		32,204,521		36,102,610

Earnings before taxes on income		1,983,065		2,339,494
Taxes on income		700,000		850,000

Net earnings		$1,283,065		$1,489,494

Weighted average number of shares outstanding during the period	(Basic)	7,138,115	Shs.	7,064,423	Shs.
	(Diluted)	7,230,412	Shs.	7,179,197	Shs.
Basic net earnings per common share		$0.18		$0.21

Diluted net earnings per common share		$0.18		$0.21

Dividends per common share		$0.135		$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Continued)

(Unaudited)

		Six Months Ended June 30,
		2003		2002
Net sales		$65,142,533		$72,090,330

Costs and expenses:
Cost of goods sold		42,051,459		47,363,346
Selling and administrative expenses		19,790,064		21,233,239
Interest expense		351,759		487,760

		62,193,282		69,084,345

Earnings before taxes on income and cumulative effect of change in accounting principle		2,949,251		3,005,985
Taxes on income		1,040,000		1,095,000

Earnings before cumulative effect of change in accounting principle		1,909,251		1,910,985
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000		—		(4,504,563)

Net earnings (loss)		$1,909,251		$(2,593,578)

Weighted average number of shares outstanding during the period	(Basic)	7,144,441	Shs.	7,049,788	Shs.
	(Diluted)	7,244,046	Shs.	7,135,959	Shs.
Basic net earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle		$0.27		$0.27
Cumulative effect of change in accounting principle, net of tax		—		(0.64)

Basic net earnings (loss) per common share		$0.27		$(0.37)

Diluted net earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle		$0.26		$0.27
Cumulative effect of change in accounting principle, net of tax		—		(0.63)

Diluted net earnings (loss) per common share		$0.26		$(0.36)

Dividends per common share		$0.27		$0.27

The results of the six months ended June 30, 2003 are not necessarily indicative of results to be expected for the full year ending December 31, 2003.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,668,710	$7,470,719
Accounts receivable and other current assets	23,104,081	23,683,541
Inventories*	40,445,414	42,655,934

TOTAL CURRENT ASSETS	73,218,205	73,810,194
PROPERTY, PLANT AND EQUIPMENT, NET	19,160,200	20,059,164
GOODWILL	741,929	741,929
OTHER ASSETS	5,434,661	5,215,665

	$98,554,995	$99,826,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,797,176	$5,191,993
Other current liabilities	5,660,088	5,825,422
Current portion of long-term debt	1,140,809	1,104,080

TOTAL CURRENT LIABILITIES	11,598,073	12,121,495
LONG-TERM DEBT	6,865,679	7,445,068
DEFERRED INCOME TAXES	10,000	150,000
SHAREHOLDERS’ EQUITY	80,081,243	80,110,389

	$98,554,995	$99,826,952

*	Inventories consist of the following:

	June 30,
	2003	December 31,
	(Unaudited)	2002 (1)
Finished goods	$32,883,739	$34,202,220
Work in process	1,495,859	2,037,316
Raw materials	6,065,816	6,416,398

	$40,445,414	$42,655,934

(1)	The balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before cumulative effect of change in accounting principle	$1,909,251	$1,910,985
Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash flows provided from operating activities:
Depreciation and amortization	1,785,327	2,153,459
Provision for bad debts	90,000	1,045,924
Deferred income tax provision net of tax benefit from change in accounting principle	(140,000)	(640,000)
Changes in assets and liabilities
Accounts receivable and other current assets	489,460	903,423
Inventories	2,210,520	5,268,882
Accounts payable	(394,817)	(1,400,691)
Other current liabilities	(182,334)	1,348,239

Net cash flows provided from operating activities	5,767,407	10,590,221

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,009,078)	(2,039,024)
Disposals of property, plant and equipment	122,715	408,903
Other assets	(218,996)	(126,766)

Net cash used in investing activities	(1,105,359)	(1,756,887)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(542,660)	(7,173,847)
Payment of cash dividends	(1,930,098)	(1,903,271)
Proceeds received on exercised stock options	374,451	404,133
Common stock reacquired and retired	(365,750)	—

Net cash used in financing activities	(2,464,057)	(8,672,985)

Net increase in cash and cash equivalents	2,197,991	160,349
Cash and cash equivalents balance, beginning of year	7,470,719	3,214,592

Cash and cash equivalents balance, end of period	$9,668,710	$3,374,941

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report has been reviewed by Deloitte & Touche LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended June 30		Six Months, Ended June 30,
	2003	2002	2003	2002
Earnings (loss) used in the computation of basic and diluted earnings (loss) per share:
Earnings before cumulative effect of change in accounting principle	$1,283,065	$1,489,494	$1,909,251	$1,910,985
Cumulative effect of change in accounting principle, net of tax	—	—	—	(4,504,563)

Net earnings (loss)	$1,283,065	$1,489,494	$1,909,251	$(2,593,578)

Weighted average shares outstanding	7,138,115	7,064,423	7,144,441	7,049,788
Common stock equivalents	92,297	114,774	99,605	86,171

Total weighted average shares outstanding	7,230,412	7,179,197	7,244,046	7,135,959

Earnings (loss) per common share:
Basic earnings before cumulative effect of change in accounting principle	$0.18	$0.21	$0.27	$0.27
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.64)

Net earnings (loss)	$0.18	$0.21	$0.27	$(0.37)

Diluted earnings before cumulative effect of change in accounting principle	$0.18	$0.21	$0.26	$0.27
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.63)

Net earnings (loss)	$0.18	$0.21	$0.26	$(0.36)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings (loss)	$1,283,065	$1,489,494	$1,909,251	$(2,593,578)
Other comprehensive income:
Net unrealized loss during the period related to cash flow hedges	(48,000)	(244,000)	(17,000)	(124,000)

Comprehensive income (loss):	$1,235,065	$1,245,494	$1,892,251	$(2,717,578)

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

i) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $8,006,488 is designated as a hedged item for interest rate swaps at June 30, 2003.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $48,000 and $244,000 was included in other comprehensive loss for the three months ended June 30, 2003 and 2002, respectively. A loss of $17,000 and $124,000 was included in other comprehensive loss for the six months ended June 30, 2003 and 2002, respectively. The original term of the contract is ten years.

j) Reclassifications

Certain reclassifications to the 2002 financial information have been made to conform to the 2003 presentation.

NOTE 2 – New Accounting Standards:

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (FAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply Accounting Principles Board Opinion No. 25 (“APB No. 25”) for the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148 beginning with its first quarter ending March 31, 2003. The Company had no employee stock compensation expense for any of the interim periods presented in applying APB No. 25. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and earnings per common share as if the fair value based method had been applied to all awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$1,283,065	$1,489,494	$1,909,251	$(2,593,578)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	86,504	—	346,738	170,526

Pro forma net earnings (loss)	$1,196,561	$1,489,494	$1,562,513	$(2,764,104)

Net earnings (loss) per common share:
Basic—as reported	$0.18	$0.21	$0.27	$(0.37)

Basic—pro forma	$0.17	$0.21	$0.22	$(0.39)

Diluted—as reported	$0.18	$0.21	$0.26	$(0.36)

Diluted—pro forma	$0.17	$0.21	$0.22	$(0.39)

On April 30, 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No. 4 eliminates the requirement to report all gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002, with earlier application encouraged. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. As a result, the Company has reclassified an extraordinary loss on early extinguishment of debt of $292,000 to selling and administrative expenses and the related tax benefit of $105,000 to taxes on income in the accompanying statement of earnings for the six months ended June 30, 2002.

NOTE 3 – Goodwill and Other Intangible Assets:

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

In accordance with FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter or more frequently, if indicators of impairment arise, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter of fiscal year 2002 that indicated that goodwill recorded in the Empire and Sope Creek divisions was impaired as of January 1, 2002. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.63 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle. In accordance with SFAS No. 142, this impairment loss was recorded retroactive to January 1, 2002.

NOTE 4 – Long-Term Debt:

	June 30, 2003	December 31, 2002

Note payable to Wachovia, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	8,006,488	8,549,148

	8,006,488	8,549,148
Less payments due within one year included in current liabilities	1,140,809	1,104,080

Long-term debt less current maturities	$6,865,679	$7,445,068

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.72% at June 30, 2003). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2003, approximately $173,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($68,638,000 at June 30, 2003); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2003, under the most restrictive terms of the debt agreements, retained earnings of approximately $11,625,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors

Superior Uniform Group, Inc.

Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of June 30, 2003 and the related condensed consolidated summaries of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Superior Uniform Group, Inc. as of December 31, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, during the quarter ended March 31, 2003, the Company changed its method of reporting on early extinguishment of debt to conform to Statement of Financial Accounting Standards No. 145.

/s/    Deloitte & Touche, LLP

Tampa, Florida

July 23, 2003

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate”, “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for the preparation of interim financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Results of Operations

Net sales decreased from $38,442,104 for the three months ended June 30, 2002 to $34,187,586 for the three months ended June 30, 2003. Net sales decreased from $72,090,330 for the six months ended June 30, 2002 to $65,142,533 for the six months ended June 30, 2003. The decrease in the three and six-month totals is attributed to lower purchasing levels by existing customers and a reduction in the number of new uniform programs in the first half of the year.

Cost of goods sold, as a percentage of net sales, approximated 64.5% for the three months ended June 30, 2003 compared to 65.7% for the three months ended June 30, 2002. Cost of goods sold, as a percentage of net sales, approximated 64.6% for the six months ended June 30, 2003 compared to 65.7% for the six months ended June 30, 2002. The reductions in the three and six month periods are attributed to the increase in the amount of goods being sourced outside of the United States.

Selling and administrative expenses, as a percentage of net sales, were approximately 29.2% and 27.7%, respectively, for the three months ended June 30, 2003 and 2002. The increase as a percentage of net sales is primarily attributed to the reduction in sales volume that more than offset the reductions in selling and administrative expenses in the current period. Included in selling and administrative expenses in the current quarter is approximately $45,000 of bad debt expense versus approximately $750,000 in the prior year second quarter. This decrease is primarily attributed to one large account that was reserved for in the prior year. Selling and administrative expenses, as a percentage of net sales, were approximately 30.4% and 29.5%, respectively, for the first six months of 2003 and 2002. The increase as a percentage of net sales is primarily attributed to the reduction in sales volume that more than offset the reductions in selling and administrative expenses in the current period. Included in selling and administrative expenses in the current six-month period is approximately $90,000 of bad debt expense versus approximately $1,046,000 in the prior year period. This decrease is primarily attributed to one large account that was reserved for in the prior year. Additionally, selling and administrative expenses in the prior period included approximately $360,000 related to the Company’s review of a potential acquisition that we are no longer pursuing and approximately $292,000 in expenses from the early payment of debt.

Interest expense of $351,759 for the six-month period ended June 30, 2003 decreased 27.9% from $487,760 for the similar period ended June 30, 2002 due to lower average outstanding borrowings in the current period.

Cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of a tax benefit of $2,560,000 was recorded in the six-month period ended June 30, 2002 as a result of the Company’s adoption of SFAS No. 142.

Net earnings decreased 13.9% to $1,283,065 for the three months ended June 30, 2003 as compared to $1,489,494 for the same period ended June 30, 2002. This decrease is attributed to the reduction in sales during the current period. Net earnings for the six months ended June 30, 2003 were $1,909,251 as compared to net loss of $2,593,578 for the same period in 2002. This increase was primarily due to the cumulative effect of change in accounting principle in the prior period offset by the reduction in sales in the current period.

Accounts receivable and other current assets decreased 2.4% from $23,683,541 on December 31, 2002 to $23,104,081 as of June 30, 2003.

Inventories decreased 5.2% from $42,655,934 on December 31, 2002 to $40,445,414 as of June 30, 2003 as the company has continued to focus efforts on reducing inventory levels.

Accounts payable decreased 7.6% from $5,191,993 on December 31, 2002 to $4,797,176 on June 30, 2003 primarily due to decreases in purchases of raw material inventories.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,197,991 from $7,470,719 on December 31, 2002 to $9,668,710 as of June 30, 2003. Additionally, total borrowings under long-term debt agreements decreased by $542,660 from $8,549,148 on December 31, 2002 to $8,006,488 on June 30, 2003. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At June 30, 2003, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Cash flows used in financing activities totaled $2,464,057 for the six months ended June 30, 2003. During the six months ended June 30, 2003 and 2002, respectively, the Company paid cash dividends of $1,930,098 and $1,903,271. During the six months ended June 30, 2003, the Company reacquired and retired 35,000 shares of the Company’s Common Stock for $365,750. The Company did not reacquire any shares of its Common Stock in the prior year period. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the six-month period ended June 30, 2003.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $8,006,488 is designated as a hedged item for interest rate swaps at June 30, 2003. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $17,000 was included in other comprehensive loss for the six months ended June 30, 2003. A loss of $124,000 was included in other comprehensive loss for the comparable period in 2002. The original term of the contract is ten years.

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

(a). The Chief Executive Officer, Gerald M. Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of Superior’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, Superior’s disclosure controls and procedures were effective to ensure that information Superior is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Superior in the reports that it files under the Exchange Act is accumulated and communicated to Superior’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities

None.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders was held on May 2, 2003. Of the 7,162,137 shares outstanding and entitled to vote at the meeting, 6,863,098 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a)	Voted for the nomination of all proposed Directors being, Messrs. G. M. Benstock, A. D. Schwartz, M. Benstock, S. Schechter, P. Benstock, M. Gaetan, PhD, S. Kirschner, and R. Hensley. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	6,126,155	736,943
Saul Schechter	6,126,065	737,033
Alan D. Schwartz	6,126,161	736,937
Michael Benstock	6,120,761	742,337
Peter Benstock	6,124,761	738,337
Manuel Gaetan	6,116,571	746,527
Sidney Kirschner	6,115,371	747,727
Robin Hensley	6,112,371	750,727

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

b)	Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2003 with 5,810,207 votes for the motion, 1,045,046 votes against and 7,845 votes abstaining.
c)	Approved the Company’s 2003 Incentive Stock and Awards Plan with 3,842,477 votes for the motion, 1,445,423 votes against and 714,041 abstaining, and 861,157 broker non-votes.

ITEM 5.	Other Information

Inapplicable.

ITEM 6.	Exhibits and Reports on Form 8-K

a)

Exhibit No.	Description

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K – On April 24, 2003, the Company filed a report on Form 8-K containing a press release announcing its earnings for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2003	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ GERALD M. BENSTOCK
Gerald M. Benstock Chairman and Chief Executive Officer

	By:	/s/ ANDREW D. DEMOTT, JR.
Andrew D. Demott, Jr. Sr. Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)