Form 10-Q
period 2003-09-30
SUPERIOR UNIFORM GROUP INC
filed 2003-10-30
CIK 95574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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

As of October 27, 2003, the registrant had 7,307,212 common shares outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

		Three Months Ended September 30,
		2003		2002
Net sales		$35,212,248		$36,674,776

Costs and expenses:
Cost of goods sold		22,570,633		24,095,329
Selling and administrative expenses		9,408,916		9,961,668
Interest expense		172,812		186,896

		32,152,361		34,243,893

Earnings before taxes on income		3,059,887		2,430,883
Taxes on income		1,070,000		850,000

Net earnings		$1,989,887		$1,580,883

Weighted average number of shares outstanding during the period	(Basic)	7,225,470	Shs.	7,086,098	Shs.
	(Diluted)	7,407,808	Shs.	7,173,225	Shs.

Basic net earnings per common share		$0.28		$0.22

Diluted net earnings per common share		$0.27		$0.22

Dividends per common share		$0.135		$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Continued)

(Unaudited)

		Nine Months Ended September 30,
		2003		2002
Net sales		$100,354,781		$108,765,106

Costs and expenses:
Cost of goods sold		64,622,092		71,458,675
Selling and administrative expenses		29,198,980		31,194,907
Interest expense		524,571		674,656

		94,345,643		103,328,238

Earnings before taxes on income and cumulative effect of change in accounting principle		6,009,138		5,436,868
Taxes on income		2,110,000		1,945,000

Earnings before cumulative effect of change in accounting principle		3,899,138		3,491,868
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000		—		(4,504,563)

Net earnings (loss)		$3,899,138		$(1,012,695)

Weighted average number of shares outstanding during the period	(Basic)	7,171,451	Shs.	7,061,891	Shs.
	(Diluted)	7,298,633	Shs.	7,148,381	Shs.

Basic net (loss) earnings per common share:
Earnings before cumulative effect of change in accounting principle		$0.54		$0.49
Cumulative effect of change in accounting principle, net of tax		—		(0.64)

Basic net earnings (loss) per common share		$0.54		$(0.14)

Diluted net earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle		$0.53		$0.49
Cumulative effect of change in accounting principle, net of tax		—		(0.63)

Diluted net earnings (loss) per common share		$0.53		$(0.14)

Dividends per common share		$0.405		$0.405

The results of the nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the full year ending December 31, 2003.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,639,339	$7,470,719
Accounts receivable and other current assets	24,084,048	23,683,541
Inventories*	37,007,165	42,655,934

TOTAL CURRENT ASSETS	74,730,552	73,810,194

PROPERTY, PLANT AND EQUIPMENT, NET	18,462,546	20,059,164
GOODWILL	741,929	741,929
OTHER ASSETS	5,709,611	5,215,665

	$99,644,638	$99,826,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,269,996	$5,191,993
Other current liabilities	4,897,261	5,825,422
Current portion of long-term debt	1,160,523	1,104,080

TOTAL CURRENT LIABILITIES	10,327,780	12,121,495

LONG-TERM DEBT	6,569,046	7,445,068
DEFERRED INCOME TAXES	115,000	150,000
SHAREHOLDERS’ EQUITY	82,632,812	80,110,389

	$99,644,638	$99,826,952

* Inventories consist of the following:

	September 30, 2003 (Unaudited)	December 31, 2002
Finished goods	$31,036,007	$34,202,220
Work in process	506,865	2,037,316
Raw materials	5,464,293	6,416,398

	$37,007,165	$42,655,934

(1)	The balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before cumulative effect of change in accounting principle	$3,899,138	$3,491,868
Adjustments to reconcile earnings before cumulative effect of change in accounting principle to net cash flows provided by operating activities:
Depreciation and amortization	2,596,327	3,042,116
Provision for bad debts	126,000	1,090,000
Deferred income tax provision, net of tax benefit from change in accounting principle	(35,000)	(570,000)
Changes in assets and liabilities:
Accounts receivable and other current assets	(526,507)	1,984,777
Inventories	5,648,769	5,502,146
Accounts payable	(921,997)	29,591
Other current liabilities	(796,161)	1,672,643

Net cash flows provided by operating activities	9,990,569	16,243,141

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(1,168,144)	(2,578,852)
Disposals of property, plant and equipment	168,435	440,656
Other assets	(493,946)	(201,536)

Net cash used in investing activities	(1,493,655)	(2,339,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(819,579)	(7,432,302)
Payment of cash dividends	(2,902,465)	(2,859,315)
Proceeds received on exercised stock options	1,759,500	526,573
Common stock reacquired and retired	(365,750)	—

Net cash used in financing activities	(2,328,294)	(9,765,044)

Net increase in cash and cash equivalents	6,168,620	4,138,365

Cash and cash equivalents balance, beginning of period	7,470,719	3,214,592

Cash and cash equivalents balance, end of period	$13,639,339	$7,352,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$526,912	$696,901

Income taxes paid	$1,798,742	$1,626,088

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Earnings (loss) used in the computation of basic and diluted earnings (loss) per common share:
Earnings before cumulative effect of change in accounting principle	$1,989,887	$1,580,883	$3,899,138	$3,491,868
Cumulative effect of change in accounting principle, net of tax	—	—	—	(4,504,563)

Net earnings (loss)	$1,989,887	$1,580,883	$3,899,138	$(1,012,695)

Weighted average shares outstanding	7,225,470	7,086,098	7,171,451	7,061,891

Common stock equivalents	182,338	87,127	127,182	86,490

Total weighted average shares outstanding	7,407,808	7,173,225	7,298,633	7,148,381

Earnings (loss) per common share:
Basic earnings before cumulative effect of change in accounting principle	$0.28	$0.22	$0.54	$0.49
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.64)

Net earnings (loss)	$0.28	$0.22	$0.54	$(0.14)

Diluted earnings before cumulative effect of change in accounting principle	$0.27	$0.22	$0.53	$0.49
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.64)

Net (loss) earnings	$0.27	$0.22	$0.53	$(0.14)

f)	Use of Estimates

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss)	$1,989,887	$1,580,883	$3,899,138	$(1,012,695)
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	149,000	(352,000)	132,000	(476,000)

Comprehensive income (loss)	$2,138,887	$1,228,883	$4,031,138	$(1,488,695)

h)	Operating Segments

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

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $7,729,569 is designated as a hedged item for interest rate swaps at September 30, 2003.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138 which were implemented as of the beginning of the 2001 fiscal year. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain (loss) of $149,000 and ($352,000) was included in other comprehensive income (loss) for the three months ended September 30, 2003 and 2002, respectively. A gain (loss) of $132,000 and ($476,000) was included in other comprehensive income (loss) for the nine months ended September 30, 2003 and 2002, respectively. The original term of the contract is ten years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$1,989,887	$1,580,883	$3,899,138	$(1,012,695)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	238,764	147,077	585,502	317,603

Pro forma net earnings (loss)	$1,751,123	$1,433,806	$3,313,636	$(1,330,298)

Net earnings (loss) per common share:
Basic – as reported	$0.28	$0.22	$0.54	$(0.14)

Basic – pro forma	$0.24	$0.20	$0.46	$(0.19)

Diluted – as reported	$0.27	$0.22	$0.53	$(0.14)

Diluted – pro forma	$0.24	$0.20	$0.45	$(0.19)

On April 30, 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which updates, clarifies and simplifies existing accounting pronouncements. The rescission of FASB Statement No. 4 eliminates the requirement to report all gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002, with earlier application encouraged. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. As a result, the Company has reclassified an extraordinary loss on early extinguishment of debt of $292,000 to selling and administrative expenses and the related tax benefit of $105,000 to taxes on income in the accompanying statement of earnings for the nine months ended September 30, 2002.

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

NOTE 4 – Long-Term Debt:

	September 30, 2003	December 31, 2002
Note payable to Wachovia, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	7,729,569	8,549,148

	7,729,569	8,549,148
Less payments due within one year included in current liabilities	1,160,523	1,104,080

Long-term debt less current maturities	$6,569,046	$7,445,068

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.72% at September 30, 2003). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2003, approximately $392,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($69,633,000 at September 30, 2003); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2003, under the most restrictive terms of the debt agreements, retained earnings of approximately $13,030,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors

Superior Uniform Group, Inc.

Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of September 30, 2003 and the related condensed consolidated summaries of operations for the three - month and nine-month periods ended September 30, 2003 and 2002 and of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 16, 2003

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

Results of Operations

Net sales of $35,212,248 for the three months ended September 30, 2003 decreased approximately 4.0% from $36,674,776 for the comparable period ended September 30, 2002. For the nine months ended September 30, 2003, net sales were approximately 7.7% less than the comparable period ended September 30, 2002. The decrease in the three and nine-month periods is attributed to lower purchasing levels by existing customers and a reduction in the number of new uniform programs in the current year periods.

Cost of goods sold as a percentage of sales approximated 64.1% for the three months ended September 30, 2003 compared to 65.7% for the three months ended September 30, 2002. Cost of goods sold as a percentage of sales approximated 64.4% for the nine months ended September 30, 2003 compared to 65.7% for the nine months ended September 30, 2002. The reductions in the three and nine-month periods are attributed to the increase in the amount of goods sourced outside of the United States.

Selling and administrative expenses, as a percentage of sales, were approximately 26.7% and 27.2%, respectively, for the three-month periods ended September 30, 2003 and 2002. Selling and administrative expenses, as a percentage of sales, were approximately 29.1% and 28.4%, respectively, for the first nine months of 2003 and 2002. The increase in selling and administrative expenses as a percentage of net sales for the nine-month period ended September 30, 2003, as compared to the same period in 2002, is primarily attributed to the decline in sales volume, which more than offset the reductions in selling and administrative expenses in the current nine-month period. Included in selling and administrative expenses in the current nine-month period is approximately $126,000 of bad debt expense versus approximately $1,090,000 in the prior nine-month period. This decrease is primarily attributed to one large account that was reserved for in the prior year. Additionally, prior year selling and administrative expenses included approximately $360,000 related to the Company’s review of a potential acquisition that we are no longer pursuing and approximately $292,000 in expenses from the early payment of debt.

Interest expense of $524,571 for the nine-month period ended September 30, 2003 decreased 22.2% from $674,656 for the similar period ended September 30, 2002 due to lower outstanding borrowings in the current period.

Cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of a tax benefit of $2,560,000 was recorded in the nine-month period ended September 30, 2002 as a result of the Company’s adoption of SFAS No. 142.

Net earnings increased to $1,989,887 for the three months ended September 30, 2003 as compared to net earnings of $1,580,883 for the same period ended September 30, 2002. Net earnings for the nine months ended September 30, 2003 are $3,899,138 as compared to net loss of $1,012,695 for the same period in 2002. This increase in earnings is primarily attributable to the cumulative effect of accounting change in the prior year.

Accounts receivable and other current assets increased 1.7% from $23,683,541 on December 31, 2002 to $24,084,048 as of September 30, 2003.

Inventories decreased 13.2% from $42,655,934 on December 31, 2002 to $37,007,165 as of September 30, 2003 as the Company has continued to focus efforts on reducing inventory levels.

Accounts payable decreased 17.8% from $5,191,993 on December 31, 2002 to $4,269,996 on September 30, 2003 primarily due to decreases in purchases of raw material inventories.

Liquidity and Capital Resources

Cash and cash equivalents increased by $6,168,620 from $7,470,719 on December 31, 2002 to $13,639,339 as of September 30, 2003. Additionally, total borrowings under long-term debt agreements decreased by $819,579 from $8,549,148 on December 31, 2002 to $7,729,569 on September 30, 2003. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Cash flows used in financing activities totaled $2,328,294 and $9,765,044 for the nine-month periods ended September 30, 2003 and 2002, respectively. During the nine-month periods ended September 30, 2003 and 2002, respectively, the Company paid cash dividends of $2,902,465 and $2,859,315, respectively. The Company reacquired and retired 35,000 shares of its common stock in the nine-month period ended September 30, 2003. The Company did not reacquire any shares of its common stock in the prior year period. The Company anticipates that it will continue to pay dividends and that it will reacquire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its anticipated funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the nine-month period ended September 30, 2003.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $7,729,569 is designated as a hedged item for interest rate swaps at September 30, 2003. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $132,000 was included in other comprehensive income (loss) for the nine months ended September 30, 2003. A loss of $476,000 was included in other comprehensive income (loss) for the comparable period in 2002. The original term of the contract is ten years.

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

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities

None.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security-holders

None.

ITEM 5.	Other Information

Inapplicable.

ITEM 6.	Exhibits and Reports on Form 8-K

a)

Exhibit No.	Description

3	Amendment to Superior Uniform Group, Inc. By-Laws and By-Laws of Superior Uniform Group, Inc.

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K – On July 23, 2003, the Company filed a report on Form 8-K containing a press release announcing its earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2003	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Gerald M. Benstock

Gerald M. Benstock Chairman & CEO

	By	/s/ Andrew D. Demott, Jr.

Andrew D. Demott, Jr. Sr. Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3	Amendment to Superior Uniform Group, Inc. By-Laws and By-Laws of Superior Uniform Group, Inc.

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.