Form 10-K
period 2003-12-31
SUPERIOR UNIFORM GROUP INC
filed 2004-03-15
CIK 95574

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of March 1, 2004, 7,400,312 common shares were outstanding, and the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $58 million (based on the closing sale price of the registrant’s common shares on the American Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003) ). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement to be filed on or before March 30, 2004, for its Annual Meeting of Shareholders to be held May 7, 2004, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

Exhibit index may be found on Page 32.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company”, “Superior”, “we”, “our”, or “us” mean Superior Uniform Group, Inc. together with its subsidiary, except where the context otherwise requires. Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate”,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions and the availability of manufacturing materials. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Superior’s business has not changed in any significant way during the past five years.

Although Superior operates for selling, promotional and other reasons through various divisions, nevertheless there are no significant distinct segments or lines of business; approximately 95% of its business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

Products

Superior manufactures and sells a wide range of apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

•	Uniforms and service apparel for personnel of:

•	Hospitals and health facilities;

•	Hotels, commercial buildings, residential buildings, and food service facilities;

•	General and special purpose industrial uses;

•	Commercial enterprises (career apparel for banks, airlines, etc.);

•	Public and private safety and security organizations;

•	Miscellaneous service uses.

•	Miscellaneous products directly related to:

•	Uniforms and service apparel specified above (e.g. operating room masks, boots, and sheets);

•	Linen suppliers and industrial launderers, to whom a substantial portion of the Superior’s uniforms and service apparel are sold; such products being primarily industrial laundry bags.

•	Corporate and resort embroidered sportswear.

Uniforms and service apparel account for 90-95% of total sales and revenues; no other single class of product listed above accounts for more than 10% of total sales and revenues.

Competition

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

Customers

Superior has a substantial number of customers, the largest of which accounted for no more than 5% of its 2003 sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurrent firm orders being processed and filled.

Superior normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of March 1, 2004, the backlog of all orders that we believe to be firm was approximately $5,038,000, compared to approximately $4,132,000 a year earlier.

Inventory

Superior markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products, generally available from a number of sources.

Intellectual Property

While Superior owns and uses several trademarks, its mark “Fashion Seal Uniforms” (presently registered until August 7, 2007, subject to renewal) is important since more than 50% of Superior’s products are sold under that name.

Environmental Matters

In view of the nature of our business, compliance with federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings and we do not expect it to have a material impact in the future.

Employees

Superior employed 897 persons as of December 31, 2003.

Item 2. Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted), and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing locales are rented for nominal amounts due to cities providing incentives for manufacturers to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

•	Seminole, Florida - Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•	Eudora, Arkansas - Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping.

•	Tampa, Florida - Plant of approximately 111,000 square feet, owned by the registrant; used for regional administrative offices, warehousing, shipping and small retail operation.

•	Miami, Florida - Plant of approximately 5,000 square feet, leased from private owners under a lease expiring in 2005; used for regional sales office, warehousing, shipping, and small retail operation.

•	McGehee, Arkansas - Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.

•	Marietta, Georgia - Plant and warehouse of approximately 33,000 square feet leased from private owners.

•	Portland, Oregon – Plant and warehouse of approximately 35,800 square feet leased from private owners.

•	Miscellaneous - Atlanta, Georgia, warehouse and sales office - leased; Lexington, Mississippi, used for manufacturing – owned.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	None

PART II

Item 5. Market Price of and Dividends on Superior’s Common Equity and Related Stockholder Matters.

The principal market on which Superior’s common shares are traded is the American Stock Exchange; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The table below presents, for our common shares, dividend information and the quarterly high and low sales prices as reported in the consolidated transaction reporting system of the American Stock Exchange.

	QUARTER ENDED
	2003				2002
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$12.48	$11.45	$14.80	$16.93	$10.90	$12.15	$11.30	$12.39
Low	$10.20	$10.45	$11.00	$13.20	$8.95	$9.90	$9.35	$10.66
Dividends (total for 2003-$.54; 2002-$.54)	$.135	$.135	$.135	$.135	$.135	$.135	$.135	$.135

Our long-term debt agreements include covenants that, among other things, restrict dividends payable by us. Under the most restrictive debt agreement, retained earnings of approximately $14,255,000 were available at December 31, 2003 for declaration of dividends. We have declared cash dividends of $.135 per share in each of the quarters for the fiscal years ending December 31, 2002 and 2003. We expect that, so long as earnings and business conditions warrant, we will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

On March 1, 2004, registrant had 285 shareholders of record and the closing price for registrant’s common shares on the American Stock Exchange was $15.20 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2003, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	656,175	$10.72	2,418,725
Equity compensation Plans not approved by Security holders	—	—	—

Total	656,175	$10.72	2,418,725

Item 6. Selected Financial Data

Years Ended December 31,	2003	2002	2001	2000	1999
Net sales	$134,324,365	$144,999,254	$153,205,568	$167,710,399	$168,005,646

Costs and expenses:
Cost of goods sold	86,207,906	95,221,013	100,698,472	109,904,587	110,902,060
Selling and administrative expenses	38,616,045	40,932,512	40,682,374	43,984,724	41,202,030
Interest expense	696,504	853,081	1,623,016	2,167,763	1,605,261

	125,520,455	137,006,606	143,003,862	156,057,074	153,709,351

Earnings before taxes on income, and cumulative effect of change in accounting principle	8,803,910	7,992,648	10,201,706	11,653,325	14,296,295
Taxes on income	3,100,000	2,895,000	3,730,000	4,250,000	5,180,000

Earnings before cumulative effect of change in accounting principle	5,703,910	5,097,648	6,471,706	7,403,325	9,116,295
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—	(4,504,563)	—	—	—

Net earnings	$5,703,910	$593,085	$6,471,706	$7,403,325	$9,116,295

Basic net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.79	$0.72	$0.91	$1.03	$1.17
Cumulative effect of change in accounting principle, net of tax	—	(0.64)	—	—	—

Basic net earnings per common share	$0.79	$0.08	$0.91	$1.03	$1.17

Diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.78	$0.71	$0.91	$1.03	$1.17
Cumulative effect of change in accounting principle, net of tax	—	(0.63)	—	—	—

Diluted net earnings per common share	$0.78	$0.08	$0.91	$1.03	$1.17

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$102,973,933	$99,826,952	$112,914,563	$130,039,204	$122,852,112

Long-term debt	$6,266,047	$7,445,068	$13,549,147	$29,530,239	$19,472,577

Working capital	$66,212,497	$61,688,699	$65,117,560	$74,360,573	$62,693,929

Shareholders' equity	$84,884,482	$80,110,389	$82,762,205	$81,641,863	$82,717,839

Item 7. Management’ s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS: In 2003 net sales decreased 7.4% in comparison to 2002 and in 2002 net sales decreased 5.4% in comparison to 2001. These decreases were attributed to the continued economic slowdown as our customers postponed or cancelled orders in an effort to reduce the impact of the slowdown on their own operations.

As a percentage of sales, cost of goods sold were 64.2% in 2003, 65.7% in 2002 and in 2001. The decrease in 2003 was attributed to the continued transition of production to offshore sources.

As a percentage of sales, selling and administrative expenses were 28.8% in 2003, 28.2% in 2002, and 26.6% in 2001. The increase in this percentage in 2003 is attributed to the overall decline in sales volume more than offsetting the impact of staffing and other cost reductions on selling administrative expenses. The increase in this percentage in 2002 is attributed to the following factors: the overall decline in sales volume more than offset the impact of staff reductions on selling administrative expenses; selling and administrative expenses for 2002 included bad debt expense of approximately $1,165,000 versus $584,000 in the prior year due primarily to the write off of one large account in 2002; during 2002, the Company incurred approximately $360,000 in costs associated with the review of a potential acquisition that we are no longer pursuing; and finally, the 2001 selling and administrative expenses were reduced by a gain of $1,683,000 recorded as a result of the settlement of vendor matters.

Interest expense as a percentage of sales was 0.5% in 2003, 0.6% in 2002, and 1.1% in 2001. The decreases in 2003 and 2002 are due to lower average borrowings outstanding and lower interest rates.

The effective income tax rate in 2003 was 35.2%; in 2002 it was 36.2%; and in 2001 it was 36.6%. The decreases are primarily attributed to decreases in state income taxes.

In 2003, the Company reported earnings before cumulative effect of change in accounting principle of 4.3% of sales with a return of 6.9% on average shareholders’ equity. In 2002, the Company reported earnings before cumulative effect of change in accounting principle of 3.5% of sales with a return of 6.3% on average shareholders’ equity. In 2001, the Company reported earnings before cumulative effect of change in accounting principle of 4.2% of sales with a return of 7.9% on average shareholders’ equity.

The cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of tax benefit of $2,560,000 was recognized in 2002 as a result of the Company’s adoption of FAS No. 142. The Company completed its transitional impairment testing of goodwill during 2002 and determined that its goodwill for certain reporting units was impaired.

In 2003, the Company reported net income of 4.3% of sales with a return of 6.9% on average shareholders’ equity. In 2002, the Company reported net income of 0.4% of sales with a return of 0.7% on average shareholders’ equity. In 2001, the Company reported net income of 4.2% of sales with a return of 7.9% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. In its computations, as in this report, all inventory figures are on a FIFO basis.

The working capital of the Company at December 31, 2003 was approximately $66,213,000 and the working capital ratio, 6.7:1; for 2002, it was approximately $61,689,000 and the working capital ratio, 6.1:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2003, the Company’s percentage of total debt to total debt and equity was 8.1% and in 2002 it was 9.6%. The decrease is attributed primarily to decreased borrowings under the Company’s borrowing agreements as a result of the reduced working capital requirements in 2003.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,051,000, $2,820,000, and $1,349,000, in the years 2003, 2002, and 2001, respectively. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions. During 2004, the Company anticipates completing an upgrade of its central warehouse distribution system in Eudora, Arkansas. This project has an expected total cost of approximately $4,600,000 and is expected to be completed during the fourth quarter of 2004.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

During the years ended December 31, 2003 and 2002, the Company paid cash dividends of approximately $3,895,000 and $3,818,000, respectively, on a quarterly dividend of $.135 per share. The Company reacquired and retired 35,000 and 16,000 of its common shares in the years ended December 31, 2003 and 2002, respectively, with costs of $366,000 and $178,000, respectively. The Company anticipates that it will repurchase additional shares of its common stock in the future as financial conditions allow.

In 2003, cash and cash equivalents increased by $7,444,000. This increase is attributed to approximately $12,826,000 in cash provided from operations, offset by approximately $2,688,000 utilized in investing activities and approximately $2,693,000 utilized in financing activities.

In 2002, cash and cash equivalents increased by $4,256,000. This increase is attributed to approximately $18,816,000 in cash provided from operations, offset by approximately $3,855,000 utilized in investing activities and approximately $10,706,000 utilized in financing activities.

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.72% at December 31, 2003). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2003, approximately $154,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company has received a verbal commitment from its lender to renew the revolving credit agreement for an additional 3-year period on terms substantially the same as the existing agreement. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

On October 16, 2000, the Company entered into a 5-year term loan with Wachovia Bank. The term loan was an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, scheduled to mature on November 1, 2005. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company’s revolving credit agreement. Concurrent with the execution of the new term loan agreement, Wachovia Bank and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment. This term loan was paid in full in June 2001.

The credit agreement and the term loans with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($70,535,000 at December 31, 2003); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2003, under the most restrictive terms of the debt agreements, retained earnings of approximately $14,255,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

The Company prepaid the balance of its 6.65% note payable to MassMutual, including a prepayment penalty of approximately $285,000, on March 18, 2002 utilizing cash balances on hand as of December 31, 2001 and additional cash generated from operations in the first quarter of 2002. With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2004.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

The following table summarizes our fixed cash obligations as of December 31, 2003 for the fiscal years ending December 31:

	2004	2005	2006	2007	2008	2009 and thereafter	Total
Variable rate term loans and revolving credit facility	$1,179,000	$1,264,000	$1,352,000	$1,448,000	$1,551,000	$651,000	$7,445,000
Other debt arrangements, including capital leases	—	—	—	—	—	—	—
Operating leases	388,000	254,000	183,000	150,000	87,000	—	1,062,000

Total contractual cash obligations	$1,567,000	$1,518,000	$1,535,000	$1,598,000	$1,638,000	$651,000	$8,507,000

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. FAS No. 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative voluntary methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure provisions of FAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on the reported net income and earnings per share in annual and interim financial statements. FAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company elected not to change to the fair value based method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of FAS No. 148 for the quarter ending March 31, 2003. The adoption of FAS No. 148 has not had a material impact on the Company’s financial position and results of operations.

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation of entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. To date, the Company has not created any variable interest entities.

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities , which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS No. 149 has not had a material impact on the Company’s financial position and results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. FAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS No. 150 has not had a material impact on the Company’s financial position and results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 5 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant increase in the Company’s interest expense for the year ended December 31, 2003.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $7,445,068 is designated as a hedged item for interest rate swaps at December 31, 2003.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $256,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2003. A loss of $464,000 was included in other comprehensive loss for the year ended December 31, 2002. A loss of $440,000, which includes the transition adjustment of $48,000, was included in other comprehensive loss for the year ended December 31, 2001. The fair market values of the interest rate swap of $648,000 and $904,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively. The original term of the contract is ten years.

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

Item 8. Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

	2003	2002	2001
Net sales	$134,324,365	$144,999,254	$153,205,568

Costs and expenses:
Cost of goods sold	86,207,906	95,221,013	100,698,472
Selling and administrative expenses	38,616,045	40,932,512	40,682,374
Interest expense	696,504	853,081	1,623,016

	125,520,455	137,006,606	143,003,862

Earnings before taxes on income and cumulative effect of change in accounting principle	8,803,910	7,992,648	10,201,706
Taxes on income	3,100,000	2,895,000	3,730,000

Earnings before cumulative effect of change in accounting principle	5,703,910	5,097,648	6,471,706
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—	(4,504,563)	—

Net earnings	$5,703,910	$593,085	$6,471,706

Basic net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.79	$0.72	$0.91
Cumulative effect of change in accounting principle, net of tax	—	(0.64)	—

Basic net earnings per common share	$0.79	$0.08	$0.91

Diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.78	$0.71	$0.91
Cumulative effect of change in accounting principle, net of tax	—	(0.63)	—

Diluted net earnings per common share	$0.78	$0.08	$0.91

Dividends per common share	$0.54	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,915,079	$7,470,719
Accounts receivable, less allowance for doubtful accounts of $475,000 and $565,000, respectively	24,419,287	20,413,202
Inventories	36,380,470	42,655,934
Prepaid expenses and other current assets	2,156,065	3,270,339

TOTAL CURRENT ASSETS	77,870,901	73,810,194
PROPERTY, PLANT AND EQUIPMENT, NET	18,289,436	20,059,164
GOODWILL	741,929	741,929
OTHER ASSETS	6,071,667	5,215,665

	$102,973,933	$99,826,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,400,401	$5,191,993
Accrued expenses	5,078,982	5,825,422
Current portion of long-term debt	1,179,021	1,104,080

TOTAL CURRENT LIABILITIES	11,658,404	12,121,495
LONG-TERM DEBT	6,266,047	7,445,068
DEFERRED INCOME TAXES	165,000	150,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 7,370,612 and 7,131,237, respectively.	7,371	7,131
Additional paid-in capital	13,641,223	10,620,073
Retained earnings	71,883,888	70,387,185
Other comprehensive income (loss):
Cash flow hedges	(648,000)	(904,000)

TOTAL SHAREHOLDERS’ EQUITY	84,884,482	80,110,389

	$102,973,933	$99,826,952

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
Balance, January 1, 2001	7,123,327	$7,123	$9,750,850	$71,883,890	$		$81,641,863
Common shares issued upon exercise of options	4,000	4	32,496	—		—	32,500
Purchase and retirement of common shares	(94,440)	(94)	(129,365)	(753,555)		—	(883,014)
Cash dividends declared ($.54 per share)	—	—	—	(3,834,658)		—	(3,834,658)
Comprehensive Income:
Net earnings	—	—	—	6,471,706		—	6,471,706
Transition adjustment for FAS 133 related to cash flow hedges	—	—	—	—		(48,000)	(48,000)
Net change during the period related to cash flow hedges	—	—	—	—		(392,000)	(392,000)
Net change during the period related to minimum pension liability	—	—	—	—		(226,192)	(226,192)

Other comprehensive loss							(666,192)

Comprehensive Income							5,805,514

Balance, December 31, 2001	7,032,887	7,033	9,653,981	73,767,383		(666,192)	82,762,205
Common shares issued upon exercise of options	114,350	114	989,244	—		—	989,358
Purchase and retirement of common shares	(16,000)	(16)	(23,152)	(155,132)		—	(178,300)
Cash dividends declared ($.54 per share)	—	—	—	(3,818,151)		—	(3,818,151)
Comprehensive Income:
Net earnings	—	—	—	593,085		—	593,085
Net change during the period related to cash flow hedges	—	—	—	—		(464,000)	(464,000)
Net change during the period related to minimum pension liability	—	—	—	—		226,192	226,192

Other comprehensive loss							(237,808)

Comprehensive Income							355,277

Balance, December 31, 2002	7,131,237	7,131	10,620,073	70,387,185		(904,000)	80,110,389
Common shares issued upon exercise of options	274,375	275	2,671,396	—		—	2,671,671
Tax benefit from exercise of stock options	—	—	403,000	—		—	403,000
Purchase and retirement of common shares	(35,000)	(35)	(53,246)	(312,469)		—	(365,750)
Cash dividends declared ($.54 per share)	—	—	—	(3,894,738)		—	(3,894,738)
Comprehensive Income:
Net earnings	—	—	—	5,703,910		—	5,703,910
Net change during the period related to cash flow hedges	—	—	—	—		256,000	256,000

Other comprehensive income							256,000
Comprehensive Income							5,959,910

Balance, December 31, 2003	7,370,612	$7,371	$13,641,223	$71,883,888		$(648,000)	$84,884,482

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before cumulative effect of change in accounting principle	$5,703,910	$5,097,648	$6,471,706
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	3,602,074	4,217,197	4,772,846
Provision for bad debts	218,000	1,165,536	584,000
Tax benefit from exercise of stock options	403,000	—	—
Deferred income tax (benefit) provision	15,000	460,000	(50,000)
Changes in assets and liabilities:
Accounts receivable	(4,224,085)	3,022,781	6,193,877
Inventories	6,275,464	5,437,225	9,817,135
Prepaid expenses and other current assets	1,114,274	291,162	(2,111,804)
Accounts payable	208,408	(1,609,806)	(2,168,864)
Accrued expenses	(490,440)	734,683	815,250

Net cash flows provided from operating activities	12,825,605	18,816,426	24,324,146

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,051,067)	(2,820,406)	(1,349,478)
Reduction in property, plant and equipment	218,721	652,980	2,535,146
Other assets	(856,002)	(1,687,300)	(290,777)

Net cash (used in) provided from investing activities	(2,688,348)	(3,854,726)	894,891

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,104,080)	(7,698,480)	(17,507,561)
Payment of cash dividends	(3,894,738)	(3,818,151)	(3,834,658)
Proceeds received on exercise of stock options	2,671,671	989,358	32,500
Common stock reacquired and retired	(365,750)	(178,300)	(883,014)

Net cash used in financing activities	(2,692,897)	(10,705,573)	(22,192,733)

Net increase in cash and cash equivalents	7,444,360	4,256,127	3,026,304
Cash and cash equivalents balance, beginning of year	7,470,719	3,214,592	188,288

Cash and cash equivalents balance, end of year	$14,915,079	$7,470,719	$3,214,592

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002, and 2001

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

f) Goodwill

Goodwill consists of the cost of acquired businesses in excess of the fair value of net assets acquired. We annually evaluate the recoverability of goodwill and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. For the year ended December 31, 2001, we amortized goodwill over 20-40 years on a straight-line basis and goodwill amortization expense was approximately $419,000. There was no amortization expense for the years ended December 31, 2003 and 2002.

g) Impairment of long-lived assets

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. FAS No. 144 replaces FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. FAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. FAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. FAS No. 144 did not have a material effect on the Company’s consolidated financial statements.

h) Depreciation and amortization

Plants and equipment are depreciated on the straight-line basis at 2 1/2% to 5% for buildings, 2 1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33 1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives equivalent to the terms of the respective leases.

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

k) Stock based compensation

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

	December 31,
	2003	2002	2001
Net earnings, as reported	$5,703,910	$593,085	$6,471,706
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	585,502	317,603	386,700

Pro forma net earnings	$5,118,408	$275,482	$6,085,006

Net earnings per common share:
Basic – as reported	$0.79	$0.08	$0.91

Basic – pro forma	$0.71	$0.04	$0.86

Diluted – as reported	$0.78	$0.08	$0.91

Diluted – pro forma	$0.70	$0.04	$0.85

l) Earnings per share

Historical basic per share data under FAS 128 is based on the weighted average number of shares outstanding. Historical diluted per share data under FAS 128 is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

m) Comprehensive Income

FAS 130, “Reporting Comprehensive Income” requires disclosure of comprehensive income in addition to the existing income statement. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

n) Operating Segments

FAS 131 “Disclosures about Segments of an Enterprise and Related Information” requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently we operate in one segment, as defined in this statement.

o) Derivative Financial Instruments

Effective January 1, 2001, the Company adopted FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133.” FAS 133 and FAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The cumulative effect of the adoption of FAS 133 and FAS 138, as of January 1, 2001 resulted in a $48,000 decrease in other comprehensive income and had no impact on net income. The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $7,445,068 is designated as a hedged item for interest rate swaps at December 31, 2003. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $256,000 was included in other comprehensive income for the year ended December 31, 2003. A loss of $464,000 was included in other comprehensive loss for the year ended December 31, 2002. A loss of $440,000, which includes the transition adjustment of $48,000, was included in other comprehensive loss for the year ended December 31, 2001. The fair market values of the interest rate swap of $648,000 and $904,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively. The original term of the contract is ten years.

p) Use of Estimates

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

q) New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS No. 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company was required to cease amortization of goodwill, including goodwill recorded in past business combinations, and to adopt the new impairment approach. In June 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of FAS No. 143 did not have a material impact on the Company’s consolidated financial statements. In April 2002, the FASB issued FAS No. 145, “Rescission of FAS No. 4, ‘Reporting Gains and Losses from Extinguishment of Debt,’ Rescission of FAS No. 44, ‘Accounting for Intangible Assets of Motor Carriers,’ Rescission of FAS No. 64, ‘Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements,’ Amendment of FAS No. 13, ‘Accounting for Leases,’ and Technical Corrections”. FAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The rescission of FASB Statement No. 4 eliminates the requirement to report all gains and losses resulting from the early extinguishments of debt as extraordinary items. Statement 145 is effective for all transactions occurring after May 15, 2002. The Company adopted this Statement to be effective during the quarter ended March 31, 2003. As a result, the Company has reclassified an extraordinary loss on early extinguishment of debt of $292,000 to selling and administrative expenses and the related tax benefit of $105,000 to taxes on income in the accompanying 2002 statement of earnings. In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. FAS No. 146 addresses the financial accounting and reporting for the costs associated with exit or disposal activities. FAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS No. 146 did not have a material effect on the Company’s consolidated financial statements.

r) Reclassifications

Certain reclassifications to the 2002 and 2001 consolidated financial statements have been made to conform to the 2003 presentation.

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

The following table displays a reconciliation of previously reported net income and earnings per share to the amounts adjusted to exclude amortization expense related to goodwill, that is no longer being amortized upon the adoption of FAS No. 142, net of the related tax effect:

	Year Ended December 31,
	2003	2002	2001
Reported net earnings	$5,703,910	$593,085	$6,471,706
Add: Goodwill amortization, net of tax	—	—	265,815

Adjusted net earnings	$5,703,910	$593,085	$6,737,521

Basic earnings per common share:
Reported net earnings	$0.79	$0.08	$0.91
Goodwill amortization, net of tax	—	—	0.04

Adjusted net earnings	$0.79	$0.08	$0.95

Diluted earnings per common share:
Reported net earnings	$0.78	$0.08	$0.91
Goodwill amortization, net of tax	—	—	0.04

Adjusted net earnings	$0.78	$0.08	$0.95

In accordance with FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter or more frequently, if indicators of impairment arise, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter of 2002 that indicated that goodwill recorded in the Empire and Sope Creek divisions was impaired as of January 1, 2002. Due to the indicated impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.63 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle. In accordance with FAS No. 142, this impairment loss was recorded as of January 1, 2002. We have also completed the annual impairment test at December 31, 2002 and 2003 which indicated no impairment of the remaining goodwill. We will continue to test goodwill and any identifiable intangible assets for impairment annually on December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recovered.

NOTE 3 - Inventories:

	December 31,
	2003	2002
Finished goods	$30,826,116	$34,202,220
Work in process	386,517	2,037,316
Raw materials	5,167,837	6,416,398

	$36,380,470	$42,655,934

NOTE 4 - Property, Plant and Equipment:

	December 31,
	2003	2002
Land	$2,054,842	$2,080,661
Buildings, improvements and leaseholds	10,233,075	10,390,362
Machinery, equipment and fixtures	43,235,243	47,349,368

	55,523,160	59,820,391
Accumulated depreciation and amortization	37,233,724	39,761,227

	$18,289,436	$20,059,164

Depreciation and amortization charges were approximately $3,602,000, $4,217,000, and $4,354,000, in 2003, 2002, and 2001, respectively.

NOTE 5 – Long-Term Debt:

	December 31, 2003	December 31, 2002
Note payable to Wachovia Bank, pursuant to revolving credit agreement, maturing March 26, 2004	$—	$—
6.75% term loan payable to Wachovia Bank, with monthly payments of principal and interest, maturing April 1, 2009	7,445,068	8,549,148

	7,445,068	8,549,148
Less payments due within one year included in current liabilities	1,179,021	1,104,080

	$6,266,047	$7,445,068

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.72% at December 31, 2003). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2003, approximately $154,000 was outstanding under letters of credit. On March 27, 2001, the Company entered into an agreement with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on March 26, 2004. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company has received a verbal commitment from its lender to renew the revolving credit agreement for an additional 3-year period on terms substantially the same as the existing agreement. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S.dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

On October 16, 2000, the Company entered into a 5-year term loan with Wachovia Bank. The term loan was an amortizing loan, with monthly payments of principal in the amount of $83,333 plus interest, scheduled to mature on November 1, 2005. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. The proceeds of this term loan were utilized to reduce the outstanding balance on the Company’s revolving credit agreement. Concurrent with the execution of the new term loan agreement, Wachovia Bank and the Company amended the March 26, 1999 term loan and the revolving credit agreement to revise the net worth requirements. The net worth requirements included below reflect this amendment. This term loan was paid in full in June 2001.

The credit agreement and the term loans with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($70,535,000 at December 31, 2003); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2003, under the most restrictive terms of the debt agreements, retained earnings of approximately $14,255,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term obligations are $1,179,000 in 2004; $1,264,000 in 2005; $1,352,000 in 2006; $1,448,000 in 2007, $1,551,000 in 2008, and $651,000 in 2009 and thereafter.

NOTE 6 – Taxes on Income:

Aggregate income tax provisions (benefits) consist of the following:

	2003	2002	2001
Current:
Federal	$3,015,000	$2,244,000	$3,372,000
State and local	70,000	191,000	408,000

	3,085,000	2,435,000	3,780,000
Deferred	15,000	460,000	(50,000)

	$3,100,000	$2,895,000	$3,730,000

The significant components of the deferred income tax liability are as follows:

	2003	2002
Deferred income tax assets:
Operating reserves and other accruals	$2,709,000	$2,807,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	2,231,000	2,560,000
Deferred expenses	643,000	397,000

Net deferred income tax liability	$165,000	$150,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2003	2002	2001
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	0.5	1.6	2.6
Other items	0.7	0.6	0.0

Effective income tax rate	35.2%	36.2%	36.6%

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

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate. Plan liabilities and the market-related value of our corporate plan assets are determined based on a November 1st measurement date and our factory plans are determined based upon a December 31st measurement date.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2003 and 2002:

	December 31,
	2003	2002
Changes in benefit obligation
Benefit obligation at beginning of year	$17,317,000	$15,311,000
Service cost	699,000	760,000
Interest cost	1,096,000	1,075,000
Actuarial (gain) loss	(458,000)	1,237,000
Amendments	—	187,000
Settlement	129,000	—
Benefits paid	(1,676,000)	(1,253,000)

Benefit obligation at end of year	17,107,000	17,317,000

Changes in plan assets
Fair value of plan assets at beginning of year	12,614,000	12,376,000
Actual return on assets	2,064,000	(795,000)
Employer contributions	2,200,000	2,286,000
Benefits paid	(1,676,000)	(1,253,000)

Fair value of plan assets at end of year	15,202,000	12,614,000

Reconciliation of funded status
Underfunded status	(1,905,000)	(4,703,000)
Unrecognized net actuarial loss	1,993,000	3,782,000
Unrecognized prior service costs	592,000	763,000

Prepaid (accrued) benefit costs	$680,000	$(158,000)

	2003	2002
Amounts Recognized in Consolidated Balance Sheet
Prepaid benefit cost	$2,030,000	$1,626,000
Accrued benefit liability	(1,350,000)	(1,966,000)
Intangible asset	—	182,000
Accumulated other comprehensive income (minimum pension liability adjustment)	—	—

Net amount recognized	$680,000	$(158,000)

Included in the above table are pension plans with aggregate projected benefit obligations in excess of plan benefits. The aggregate projected benefit obligations for these plans were $12,659,000 and $13,255,000 at December 31, 2003 and 2002, respectively. The fair value of plan assets for these plans were $9,889,000 and $8,416,000 at December 31, 2003 and 2002, respectively.

Included in the above table are pension plans with aggregate accumulated benefit obligations in excess of plan benefits. The aggregate accumulated benefit obligations for these plans were $10,024,000 and $10,015,000 at December 31, 2003 and 2002, respectively. The fair value of plan assets for these plans were $9,889,000 and $8,416,000 at December 31, 2003 and 2002, respectively.

The following table presents the net periodic pension expense under our plans:

	2003	2002	2001
Service cost - benefits earned during the period	$699,000	$760,000	$663,000
Interest cost on projected benefit obligation	1,096,000	1,075,000	1,039,000
Expected return on plan assets	(1,002,000)	(953,000)	(1,115,000)
Amortization of prior service cost	171,000	166,000	277,000
Recognized actuarial loss (gain)	214,000	61,000	(182,000)
Settlement loss	184,000	—	—
Curtailment loss	—	—	35,000
Termination loss	—	—	22,000

Net periodic pension cost after curtailments and settlements	$1,362,000	$1,109,000	$739,000

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans:

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2001	7.25%	7.25%	8.00%	8.00%	4.50%	N/A
2002	6.50%	6.50%	8.00%	8.00%	4.50%	N/A
2003	6.20%	6.20%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2003, 2002 and target allocation for 2004 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation 2004
Investment description	2003	2002
Equity securities	69%	56%	65%
Fixed income	31	44	35

Total	100%	100%	100%

We plan to contribute approximately $2,000,000 to our defined benefit pension plans in 2004.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2003, 2002 and 2001 were approximately $148,000, $159,000 and $171,000, respectively.

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

NOTE 9 – Quarterly Results for 2002 and 2003 (Unaudited):

	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$33,648,226	$38,442,104	$36,674,776	$36,234,148

Earnings before taxes on income and cumulative effect of change in accounting principle	$666,491	$2,339,494	$2,430,883	$2,555,780

Earnings before cumulative effect of change in accounting principle	$421,491	$1,489,494	$1,580,883	$1,605,780

Net earnings (loss)	$(4,083,072)	$1,489,494	$1,580,883	$1,605,780

Basic net earnings (loss) per common share	$(0.58)	$0.21	$0.22	$0.23

Diluted net earnings (loss) per common share	$(0.58)	$0.21	$0.22	$0.22

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Average outstanding shares (Basic)	7,035,154	7,064,423	7,086,098	7,112,066

Average outstanding shares (Diluted)	7,092,721	7,179,197	7,173,225	7,224,341

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$30,954,947	$34,187,586	$35,212,248	$33,969,584

Earnings before taxes on income	$966,186	$1,983,065	$3,059,887	$2,794,772

Net earnings	$626,186	$1,283,065	$1,989,887	$1,804,772

Basic net earnings per common share	$0.09	$0.18	$0.28	$0.25

Diluted net earnings per common share	$0.09	$0.18	$0.27	$0.24

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Average outstanding shares (Basic)	7,150,767	7,138,115	7,225,470	7,339,229

Average outstanding shares (Diluted)	7,257,680	7,230,412	7,407,808	7,539,446

Results for the quarter ended March 31, 2002 reflect the impact of the change in accounting principles relative to FAS No. 142 as discussed in Note 2 to the consolidated financial statements.

The independent certified public accountants made limited reviews of the 2002 and 2003 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such reviews were substantially less in scope than examinations in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of opinion regarding the financial statements taken as a whole, and accordingly, no such opinions were expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $744,000, $1,081,000, and $1,289,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Long-term lease commitments totaling $1,062,000 are as follows: 2004 - $388,000; 2005 - $254,000; 2006 - $183,000; 2007 - $150,000; and 2008 - $87,000.

NOTE 11 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 12 – Stock Options:

In 1993 the Company adopted an Incentive Stock Option Plan (the “1993 Plan) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2003 follows:

	No. of Shares	Weighted Average Exercise Price	Total	Market Price
Outstanding January 1, 2001	727,075	$11.79	$8,570,654
Granted	262,875	8.97	2,359,281	$2,349,294
Exercised	(4,000)	8.13	(32,500)
Lapsed	(98,950)	10.57	(1,045,559)
Cancelled	(37,450)	11.57	(433,316)

Outstanding December 31, 2001	849,550	11.09	9,418,560

Granted	214,500	9.66	2,071,511	$2,061,513
Exercised	(114,350)	8.65	(989,358)
Lapsed	(105,575)	13.89	(1,466,634)
Cancelled	(46,325)	11.79	(545,958)

Outstanding December 31, 2002	797,800	10.64	8,487,823

Granted	268,025	12.49	3,348,103	$3,338,099
Exercised	(274,325)	9.74	(2,671,671)
Lapsed	(112,050)	15.76	(1,765,525)
Cancelled	(23,275)	10.81	(251,663)

Outstanding December 31, 2003	656,175	$10.72	$7,037,433

The weighted average remaining life for options outstanding at December 31, 2003 was 2.8 years. At December 31, options available to issue were 531,275 for 2001, 468,675 for 2002 and 2,418,725 for 2003. Options have never been repriced by the Company in any year.

	Related Party Options	Other Options
Exercise price
2003	$11.02-$13.37	$11.02-$13.55
2002	$10.45	$9.50 - $9.75
2001	$9.35	$8.50 - $9.35
Market price
2003	$11.02-$12.15	$11.02-$13.55
2002	$9.50	$9.50 - $9.75
2001	$8.50	$8.50 - $9.35
Risk free interest rate
2003	2.80%-2.90%	2.80%-2.90%
2002	4.30%	3.81% -4.30%
2001	4.89%	4.76% -4.89%
Expected option life	5 years	5 years
Expected volatility
2003	28.2%-28.3%	28.2%-29.3%
2002	28.1%	28.1% -28.3%
2001	28.4%	27.9% -28.4%
Dividend yield	4.5%	4.5% - 4.9%

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2003	2002	2001
Net Income used in the computation of basic and diluted earnings per share	$5,703,910	$593,085	$6,471,706

Weighted average shares outstanding	7,213,395	7,074,435	7,088,851
Common stock equivalents	145,441	92,936	33,069

Total weighted average shares outstanding	7,358,836	7,167,371	7,121,920

Earnings per share:
Basic	$0.79	$0.08	$0.91

Diluted	$0.78	$0.08	$0.91

NOTE 14 – Accrued Expenses:

	December 31,
	2003	2002
Salaries, wages, commissions and vacation pay	$1,372,880	$1,656,592
Other accrued expenses	3,706,102	4,168,830

	$5,078,982	$5,825,422

NOTE 15 – Subsequent Event (Unaudited):

Effective February 27, 2004, the Company acquired substantially all of the assets of UniVogue, Inc. (“UniVogue”), a uniform manufacturer with a strong national presence, particularly in the hospitality, lodging, food service and culinary markets. The acquisition will be accounted for utilizing the purchase method of accounting. The acquisition price, subject to adjustment, was approximately $6,300,000 in cash plus assumption of certain operating liabilities. Total net assets acquired were approximately $3,800,000 and total revenues for 2003 were approximately $9,300,000.

NOTE 16 – Supplemental Information:

	Year Ended December 31,
	2003	2002	2001
Income taxes paid	$2,351,386	$2,079,607	$3,148,495

Interest paid	$695,334	$876,826	$1,734,219

INDEPENDENT AUDITORS’ REPORT

Directors and Shareholders

Superior Uniform Group, Inc.

Seminole, Florida

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 and recorded a cumulative effect of a change in accounting principle as of January 1, 2002.

As discussed in Note 1 to the consolidated financial statements, in 2001, the Company changed its method of accounting for derivatives.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Tampa, Florida
February 27, 2004

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A. Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods.

Internal Control Over Financial Reporting

Our Chief Executive Officer and our Chief Financial Officer have evaluated the changes to the Company’s internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2003, as required by paragraph (d) of Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required-by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page
(a)	1.	Consolidated Financial Statements

		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:

		Consolidated statements of earnings - years ended December 31, 2003, 2002, and 2001	12

		Consolidated balance sheets - December 31, 2003 and 2002	13

		Consolidated statements of shareholders' equity - years ended December 31, 2003, 2002, and 2001	14

		Consolidated statements of cash flows - years ended December 31, 2003, 2002, and 2001	15

		Notes to consolidated financial statements	16-27

		Independent Auditors' Report	28

(a)	2.	Financial Statement Schedules

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

		See Exhibit Index

(b)		Reports on Form 8-K:

		On October 23, 2003, the Company filed a report on Form 8-K containing a press release announcing its earnings for the third quarter of 2003.

(c)		See (a) 3. above.

(d)		None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

BY:	/s/ Michael Benstock
Michael. Benstock
(Chief Executive Officer)

BY:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
(Treasurer and Principal Accounting Officer)

DATE: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, March 15, 2004	Alan D. Schwartz, March 15, 2004
(Chairman)	(Director)

/s/ Peter Benstock	/s/ Robin Hensley
Peter Benstock, March 15, 2004	Robin Hensley, March 15, 2004
(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, March 15, 2004	Sidney Kirschner, March 15, 2004
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

(a)    3.    Exhibits

Exhibit No.:	Description
3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.

4.2	Note Agreement dated January 5, 1994 between the Registrant and Massachusetts Mutual Life Insurance Company filed with the Commission as Exhibit 4.2 in Registrant’s 1994 Form 10-Q for the quarter ended March 31, 1994 which is hereby incorporated herein by reference. (The Registrant, by signing this Registration Statement, agrees to furnish the Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant.)

4.3	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.

4.4	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated by reference.

10.1	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.

10.2	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.

10.3	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.

10.4	Code of Ethics

13.	Forms 10-Q for the first three quarters of 2003 - herein incorporated by reference to Registrant’s filings thereof with the Securities and Exchange Commission.

21.	Subsidiaries of the Registrant.

23.	Independent Auditors’ Consent

31.1	Certification of Chief Executive Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer pursuant to 18 U.SC Section 1350

32.2	Written Statement of Chief Financial Officer pursuant to 18 U.SC Section 1350