Form 10-Q
period 2004-03-31
SUPERIOR UNIFORM GROUP INC
filed 2004-05-07
CIK 95574

FORM lO-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated – Florida	I.R.S. Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

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

Yes ☐    No ☒

As of May 3, 2004 the registrant had 7,441,587 common shares outstanding, which is the registrant’s only class of common stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

		Three Months Ended March 31,
		2004		2003
Net sales		$32,975,388		$30,954,947

Costs and expenses:
Cost of goods sold		21,302,101		20,015,455
Selling and administrative expenses		9,764,758		9,802,665
Interest expense		158,061		170,641

		31,224,920		29,988,761

Earnings before taxes on income		1,750,468		966,186
Taxes on income		620,000		340,000

Net earnings		$1,130,468		$626,186

Weighted average number of shares out- standing during the period	(Basic)	7,394,795	Shs.	7,150,767	Shs.
	(Diluted)	7,588,541	Shs.	7,257,680	Shs.
Basic net earnings per common share		$0.15		$0.09

Diluted net earnings per common share		$0.15		$0.09

Dividends per common share		$0.135		$0.135

The results of the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the full year ending December 31, 2004.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004 (Unaudited)	December 31, 2003 (1)
CURRENT ASSETS:
Cash and cash equivalents	$11,869,778	$14,915,079
Accounts receivable and other current assets	28,047,092	26,575,352
Inventories*	37,410,289	36,380,470

TOTAL CURRENT ASSETS	77,327,159	77,870,901

PROPERTY, PLANT AND EQUIPMENT, net	19,156,550	18,289,436
GOODWILL AND OTHER INTANGIBLE ASSETS	3,298,494	741,929
OTHER ASSETS	6,078,078	6,071,667

	$105,860,281	$102,973,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,509,079	$5,400,401
Other current liabilities	6,508,273	5,078,982
Current portion of long-term debt	1,200,365	1,179,021

TOTAL CURRENT LIABILITIES	14,217,717	11,658,404

LONG-TERM DEBT	5,956,839	6,266,047
DEFERRED INCOME TAXES	100,000	165,000
SHAREHOLDERS’ EQUITY	85,585,725	84,884,482

	$105,860,281	$102,973,933

* Inventories consist of the following:
	March 31, 2004 (Unaudited)	December 31, 2003
Finished goods	$32,359,284	$30,826,116
Work in process	316,855	386,517
Raw materials	4,734,150	5,167,837

	$37,410,289	$36,380,470

(1)	The balance sheet as of December 31, 2003 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,130,468	$626,186
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	801,523	916,552
Provision for bad debts	29,000	45,000
Deferred income tax benefit	(65,000)	(170,000)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and other current assets	725,617	1,308,987
Inventories	1,040,798	137,797
Accounts payable	411,063	(999,157)
Other current liabilities	1,424,291	642,663

Net cash flows provided from operating activities	5,497,760	2,508,028

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,726,299)	(242,433)
Disposals of property, plant and equipment	165,694	82,631
Purchase of business, net of cash acquired	(6,275,699)	—
Other assets	5,332	(205,608)

Net cash used in investing activities	(7,830,972)	(365,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(287,864)	(268,945)
Payment of cash dividends	(998,712)	(966,480)
Proceeds received on exercised stock options	574,487	367,184
Common stock reacquired and retired	—	(365,750)

Net cash used in financing activities	(712,089)	(1,233,991)

Net (decrease) increase in cash and cash equivalents	(3,045,301)	908,627

Cash and cash equivalents balance, beginning of year	14,915,079	7,470,719

Cash and cash equivalents balance, end of period	$11,869,778	$8,379,346

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2003, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report has been reviewed by Deloitte & Touche LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

c) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

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

	Three Months Ended March 31,
	2004	2003
Earnings used in the computation of basic and diluted earnings per common share:
Net earnings	$1,130,468	$626,186

Weighted average shares outstanding	7,394,795	7,150,767
Common stock equivalents	193,746	106,913

Total weighted average shares outstanding	7,588,541	7,257,680

Earnings per common share:
Basic net earnings	$0.15	$0.09

Diluted net earnings	$0.15	$0.09

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

g) Comprehensive Income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the fair value of derivatives accounted for as cash flow hedges.

	Three Months Ended March 31,
	2004	2003
Net earnings	$1,130,468	$626,186
Other comprehensive income (loss):
Net unrealized (loss) gain during the period related to cash flow hedges	(5,000)	31,000

Comprehensive income	$1,125,468	$657,186

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

i) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $7,157,204 is designated as a hedged item for interest rate swaps at March 31, 2004.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $ 5,000 and a gain of $31,000 was included in other comprehensive income for the three months ended March 31, 2004 and 2003, respectively. The original term of the contract is ten years.

j) Stock-based Compensation:

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

	Three Months Ended March 31,
	2004	2003
Net earnings, as reported	$1,130,468	$626,186

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	401,521	260,234

Pro forma net earnings	$728,947	$365,952

Net earnings per common share:
Basic – as reported	$0.15	$0.09

Basic – pro forma	$0.10	$0.05

Diluted – as reported	$0.15	$0.09

Diluted – pro forma	$0.10	$0.05

k) Reclassifications

Certain reclassifications to the 2003 financial information have been made to conform to the 2004 presentation.

NOTE 2 – Acquisitions

On March 1, 2004, the Company acquired substantially all of the net assets of UniVogue, Inc. (“UniVogue”), a supplier of uniforms with a strong national presence, particularly in the hospitality, lodging, food service and culinary markets, with revenues for the year ended December 2003 of approximately $9,300,000. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition, subject to adjustment, was approximately $6,296,000 and was allocated as follows:

Cash	$20,431
Accounts Receivable	1,965,646
Other Current Assets	260,711
Inventories	2,070,617
Property, Plant & Equipment	108,032
Other Assets	11,743
Goodwill and Other Intangible Assets	2,556,565

TOTAL ASSETS	$6,993,745

Accounts Payable and Accrued Expenses	$697,615

The Company is in the process of completing its valuation of the intangible assets acquired in the acquisition. Once this valuation is completed, the Company will allocate the intangible value between goodwill and other intangible assets that may require periodic amortization charges. No amortization was taken for any of these intangibles in the first quarter of 2004.

NOTE 3 – Recent Accounting Pronouncements:

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

In April 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. FAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS No. 149 has not had a material impact on the Company’s financial position and results of operations.

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

NOTE 4 – Goodwill and Other Intangible Assets:

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

NOTE 5 – Long-Term Debt:

	March 31, 2004	December 31, 2003
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	7,157,204	7,445,068

	7,157,204	7,445,068

Less payments due within one year included in current liabilities	1,200,365	1,179,021

	$5,956,839	$6,266,047

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.7% at March 31, 2004). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2004, approximately $1,003,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on April 26, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($71,108,000 at March 31, 2004); working capital ratio

(2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2004, under the most restrictive terms of the debt agreements, retained earnings of approximately $11,833,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 6 – Periodic Pension Expense

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31,:

	2004	2003
Service cost—benefits earned during the period	$168,000	$175,000
Interest cost on projected benefit obligation	258,000	274,000
Expected return on plan assets	(312,000)	(250,000)
Amortization of prior service cost	43,000	44,000
Recognized actuarial loss	8,000	53,000

Net periodic pension cost	$165,000	$296,000

NOTE 7 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors

Superior Uniform Group, Inc.

Seminole, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of March 31, 2004 and the related condensed consolidated summaries of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

April 21, 2004

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Inventories

Inventories are accounted for on a first-in, first-out basis and stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Results of Operations

Net sales increased from $30,954,947 for the three months ended March 31, 2003 to $32,975,388 for the three months ended March 31, 2004. The increase is attributed to a general improvement in the economy and increased business from several new contracts that were entered into during the latter part of 2003. Slightly less than half of the increase was attributed to the acquisition of UniVogue March 1, 2004.

Cost of goods sold, as a percentage of sales, approximated 64.6% and 64.7%, respectively, for the three months ended March 31, 2004 and 2003.

Selling and administrative expenses, as a percentage of sales approximated 29.6% for the first three months of 2004 as compared to 31.7% for the first three months of 2003. The decrease as a percentage of sales is primarily attributed to the increase in sales volume and the reductions in selling and administrative expenses in the current quarter as a result of prior year cost reduction activities.

Interest expense of $158,061 for the three-month period ended March 31, 2004 decreased 7.4% from $170,641 for the similar period ended March 31, 2003. This decrease is attributed to lower outstanding borrowings in the current period.

Net earnings increased 80.5% to $1,130,468 for the three months ended March 31, 2004 as compared to net earnings of $626,186 for the same period ended March 31, 2003.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 5.5% from $26,575,352 on December 31, 2003 to $28,047,092 as of March 31, 2004 due primarily to the acquisition of UniVogue and the increase in sales.

Inventories as of March 31, 2004 increased 2.8% to $37,410,289 from $36,380,470 on December 31, 2003 due primarily to the acquisition of UniVogue offset by continued improvement in our inventory management.

Goodwill and Other Intangible Assets increased from $741,929 at December 31, 2003 to $3,298,494 as a result of the acquisition of UniVogue as of February 28, 2004. The Company is in the process of completing its valuation of the intangible assets acquired in the acquisition. Once this valuation is completed, the Company will allocate the intangible value between goodwill and other intangible assets that may require periodic amortization charges. No amortization was taken for any of these intangibles in the first quarter of 2004.

Accounts payable increased 20.5% from $5,400,401 on December 31, 2003 to $6,509,079 on March 31, 2004 due primarily to the acquisition of UniVogue and the timing of inventory purchases within the two periods.

Cash and cash equivalents decreased by $3,045,301 from $14,915,079 on December 31, 2003 to $11,869,778 as of March 31, 2004. This decrease is attributed to $5,498,000 provided from operating activities offset by $7,831,000 utilized in investing activities and $712,000 utilized in financing activities. The $7,831,000 utilized in investing activities consists primarily of $6,276,000 utilized in the acquisition of UniVogue and $1,726,000 utilized for additions to fixed assets with the majority of these funds expended on the upgrade of the Company’s central warehouse distribution system in Eudora, Arkansas. Total borrowings under long-term debt agreements decreased by $287,864 from $7,445,068 on December 31, 2003 to $7,157,204 on March 31, 2004 as a result of scheduled repayments of outstanding borrowings. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At March 31, 2004, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2004 and 2003, respectively, the Company paid cash dividends of $998,712 and $966,480. During the three months ended March 31, 2003, the Company reacquired and retired 35,000 shares of the Company’s Common Stock for $365,750. The Company did not reacquire any shares of its Common Stock in the current year quarter. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no change in the Company’s interest expense for the quarter ended March 31, 2004.

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $7,157,204 is designated as a hedged item for interest rate swaps at March 31, 2004. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $ 5,000 and a gain of $31,000 was included in other comprehensive income for the three months ended March 31, 2004 and 2003, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer, Michael Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of Superior’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), and concluded that, as of the Evaluation Date, Superior’s disclosure controls and procedures were effective to ensure that information Superior is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Superior in the reports that it files under the Exchange Act is accumulated and communicated to Superior’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes to Internal Controls and Procedures for Financial Reporting. There were no significant changes to Superior’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

None.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

None.

ITEM 5. Other Information

Inapplicable.

ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits

15	Letter from Deloitte & Touche LLP re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

•	On February 25, 2004, the Company filed a report on Form 8-K containing a press release announcing its earnings for the fourth quarter and year-end operating results for the year ended December 31, 2003.

•	On March 1, 2004, the Company filed a report on Form 8-K containing a press release announcing the acquisition of UniVogue of Dallas, Texas.

•	On April 22, 2004, the Company filed a report on Form 8-K containing a press release announcing its earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock

Michael Benstock
Chief Executive Officer

	By:	/s/ Andrew D. Demott, Jr.

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