Form 10-Q
period 2004-06-30
SUPERIOR UNIFORM GROUP INC
filed 2004-07-30
CIK 95574

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

As of July 23, 2004, the Registrant had 7,462,837 shares of common stock outstanding, which is Registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Net sales	$34,470,407	$34,187,586

Costs and expenses:
Cost of goods sold	22,389,285	22,036,004
Selling and administrative expenses	9,987,212	9,987,399
Interest expense	156,577	181,118

	32,533,074	32,204,521

Earnings before taxes on income	1,937,333	1,983,065
Taxes on income	660,000	700,000

Net earnings	$1,277,333	$1,283,065

Weighted average number of shares outstanding during the period
(Basic)	7,442,372 Shs.	7,138,115 Shs.
(Diluted)	7,634,435 Shs.	7,230,412 Shs.

Basic net earnings per common share	$0.17	$0.18

Diluted net earnings per common share	$0.17	$0.18

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Continued)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net sales	$67,445,795	$65,142,533

Costs and expenses:
Cost of goods sold	43,691,386	42,051,459
Selling and administrative expenses	19,751,970	19,790,064
Interest expense	314,638	351,759

	63,757,994	62,193,282

Earnings before taxes on income	3,687,801	2,949,251
Taxes on income	1,280,000	1,040,000

Net earnings	$2,407,801	$1,909,251

Weighted average number of shares outstanding during the period
(Basic)	7,418,583 Shs.	7,144,441 Shs.
(Diluted)	7,611,488 Shs.	7,244,046 Shs.

Basic net earnings per common share	$0.32	$0.27

Diluted net earnings per common share	$0.32	$0.26

Dividends per common share	$0.27	$0.27

The results of the six months ended June 30, 2004 are not necessarily indicative of results to be expected for the full year ending December 31, 2004.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,353,750	$14,915,079
Accounts receivable and other current assets	28,785,231	26,575,352
Inventories*	37,958,123	36,380,470

TOTAL CURRENT ASSETS	75,097,104	77,870,901

PROPERTY, PLANT AND EQUIPMENT, NET	19,944,151	18,289,436
GOODWILL	741,929	741,929
OTHER INTANGIBLE ASSETS, NET	2,475,536	—
OTHER ASSETS	6,200,333	6,071,667

	$104,459,053	$102,973,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,909,730	$5,400,401
Other current liabilities	4,897,857	5,078,982
Current portion of long-term debt	1,221,216	1,179,021

TOTAL CURRENT LIABILITIES	12,028,803	11,658,404

LONG-TERM DEBT	5,644,464	6,266,047
DEFERRED INCOME TAXES	300,000	165,000
SHAREHOLDERS’ EQUITY	86,485,786	84,884,482

	$104,459,053	$102,973,933

*	Inventories consist of the following:

	June 30, 2004 (Unaudited)	December 31, 2003(1)
Finished goods	$31,769,781	$30,826,116
Work in process	647,569	386,517
Raw materials	5,540,773	5,167,837

	$37,958,123	$36,380,470

(1)	The balance sheet as of December 31, 2003 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,407,801	$1,909,251
Adjustments to reconcile net earnings to net cash flows provided from operating activities:
Depreciation and amortization	1,700,907	1,785,327
Provision for bad debts	6,000	90,000
Deferred income tax provision (benefit)	135,000	(140,000)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and other current assets	10,478	489,460
Inventories	492,964	2,210,520
Accounts payable	(188,286)	(394,817)
Other current liabilities	63,875	(182,334)

Net cash flows provided from operating activities	4,628,739	5,767,407

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,328,348)	(1,009,078)
Disposals of property, plant and equipment	170,008	122,715
Purchase of business, net of cash acquired	(6,283,920)	—
Other assets	(116,923)	(218,996)

Net cash used in investing activities	(9,559,183)	(1,105,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(579,388)	(542,660)
Payment of cash dividends	(2,003,380)	(1,930,098)
Proceeds received on exercised stock options	951,883	374,451
Common stock reacquired and retired	—	(365,750)

Net cash used in financing activities	(1,630,885)	(2,464,057)

Net (decrease) increase in cash and cash equivalents	(6,561,329)	2,197,991

Cash and cash equivalents balance, beginning of year	14,915,079	7,470,719

Cash and cash equivalents balance, end of period	$8,353,750	$9,668,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$327,241	$352,768

Income taxes paid	$1,996,371	$1,798,742

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2004 has been reviewed by Grant Thornton LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Earnings used in the computation of basic and diluted earnings per share:
Net earnings	$1,277,333	$1,283,065	$2,407,801	$1,909,251

Weighted average shares outstanding	7,442,372	7,138,115	7,418,583	7,144,441
Common stock equivalents	192,063	92,297	192,905	99,605

Total weighted average shares outstanding	7,634,435	7,230,412	7,611,488	7,244,046

Basic net earnings	$0.17	$0.18	$0.32	$0.27

Diluted net earnings	$0.17	$0.18	$0.32	$0.26

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

g) Comprehensive Income

Total comprehensive income represents the change in equity during a period, from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the fair value of derivatives accounted for as cash flow hedges.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$1,277,333	$1,283,065	$2,407,801	$1,909,251
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	250,000	(48,000)	245,000	(17,000)

Comprehensive income:	$1,527,333	$1,235,065	$2,652,801	$1,892,251

h) Operating Segments

Statement of Financial Accounting Standards (FAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in one segment, as defined in this statement.

i) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $6,865,680 is designated as a hedged item for interest rate swaps at June 30, 2004.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain (loss) of $250,000 and ($48,000) was included in other comprehensive income (loss) for the three months ended June 30, 2004 and 2003, respectively. A gain (loss) of $245,000 and ($17,000) was included in other comprehensive income (loss) for the six months ended June 30, 2004 and 2003, respectively. The original term of the contract is ten years.

j) Stock-based Compensation:

In December 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results

The Company continues to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of FAS No. 148 beginning with its first quarter ending March 31, 2003. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and earnings per common share as if the fair value based method had been applied to all awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$1,277,333	$1,283,065	$2,407,801	$1,909,251
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	49,253	86,504	450,774	346,738

Pro forma net earnings	$1,228,080	$1,196,561	$1,957,027	$1,562,513

Net earnings per common share:
Basic – as reported	$0.17	$0.18	$0.32	$0.27

Basic – pro forma	$0.17	$0.17	$0.26	$0.22

Diluted – as reported	$0.17	$0.18	$0.32	$0.26

Diluted – pro forma	$0.16	$0.17	$0.26	$0.22

NOTE 2 – Acquisitions

On February 27, 2004, the Company acquired substantially all of the net assets of UniVogue, Inc. (“UniVogue”), a supplier of uniforms with a strong national presence, particularly in the hospitality, lodging, food service and culinary markets, with revenues for the year ended December 2003 of approximately $9,300,000. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition, subject to adjustment, was approximately $6,304,000 and was allocated as follows:

Cash	$20,431
Accounts Receivable	1,965,646
Other Current Assets	260,711
Inventories	2,070,617
Property, Plant & Equipment	108,032
Other Assets	11,743
Other Intangible Assets	2,564,786

TOTAL ASSETS	$7,001,966

Accounts Payable and Accrued Expenses	$697,836

NOTE 3 – Recent Accounting Pronouncements:

On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46”). FIN No. 46 addresses consolidation of entities that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. FIN No. 46 provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and non-controlling interests in newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. To date, the Company has not created any variable interest entities.

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

NOTE 4 – Goodwill and Other Intangible Assets:

The Company follows FAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis.

Other intangible assets were recorded in the quarter ended June 30, 2004 as the Company completed its initial valuation of the UniVogue acquisition. Other intangible assets include the value assigned to the customer list acquired in this acquisition of $2,564,786 less accumulated amortization of $89,250. The customer list is being amortized over 7 years.

NOTE 5 - Long-Term Debt:

	June 30, 2004	December 31, 2003
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	6,865,680	7,445,068

	6,865,680	7,445,068
Less payments due within one year included in current liabilities	1,221,216	1,179,021

Long-term debt less current maturities	$5,644,464	$6,266,047

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.0% at June 30, 2004). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2004, approximately $962,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($76,204,000 at June 30, 2004); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2004, under the most restrictive terms of the debt agreements, retained earnings of approximately $7,467,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 6 – Periodic Pension Expense

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost - benefits earned during the period	$168,000	$174,000	$336,000	$349,000
Interest cost on projected benefit obligation	259,000	274,000	517,000	548,000
Expected return on plan assets	(312,000)	(251,000)	(624,000)	(501,000)
Amortization of prior service cost	43,000	42,000	86,000	86,000
Recognized actuarial loss	8,000	51,000	16,000	104,000

Net periodic pension cost	$166,000	$290,000	$331,000	$586,000

NOTE 7 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of June 30, 2004, the related condensed consolidated summary of operations for the three-month and six-month periods ended June 30, 2004, and the condensed consolidated summary of cash flows for the six-month period ended June 30, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

The condensed consolidated balance sheet as of December 31, 2003, the related condensed consolidated summary of operations for the three-month and six-month periods ended June 30, 2003, and the condensed consolidated summary of cash flows for the six-month period ended June 30, 2003, were reviewed by other accountants whose reports dated April 21,2004 and July 23, 2003, respectively, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Tampa, Florida

July 20, 2004

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

Results of Operations

Net sales increased from $34,187,586 for the three months ended June 30, 2003 to $34,470,407 for the three months ended June 30, 2004. Net sales increased from $65,142,533 for the six months ended June 30, 2003 to $67,445,795 for the six months ended June 30, 2004. The increase in the three and six-month totals is attributed primarily to the acquisition of UniVogue effective February 27, 2004.

Cost of goods sold, as a percentage of net sales, approximated 65.0% for the three months ended June 30, 2004 compared to 64.5% for the three months ended June 30, 2003. Cost of goods sold, as a percentage of net sales, approximated 64.8% for the six months ended June 30, 2004 compared to 64.6% for the six months ended June 30, 2003. The increases in the three and six month periods are attributed to increased pricing pressures experienced in the current periods, partially offset by the continued transition of production to offshore sources.

Selling and administrative expenses, as a percentage of net sales, were approximately 29.0% and 29.2%, respectively, for the three months ended June 30, 2004 and 2003. Selling and administrative expenses, as a percentage of net sales, were approximately 29.3% and 30.4%, respectively, for the first six months of 2004 and 2003. The decrease as a percentage of net sales is primarily attributed to the increase in sales volume and the reductions in selling and administrative expenses in the current periods as a result of prior year cost reduction activities.

Interest expense of $314,638 for the six-month period ended June 30, 2004 decreased 10.6% from $351,759 for the similar period ended June 30, 2003 due to lower average outstanding borrowings in the current period.

Net earnings decreased 0.4% to $1,277,333 for the three months ended June 30, 2004 as compared to $1,283,065 for the same period ended June 30, 2003. Net earnings for the six months ended June 30, 2004 were $2,407,801 as compared to $1,909,251 for the same period in 2003. This increase was primarily due to increased sales volume in the current period.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6,561,329 from $14,915,079 on December 31, 2003 to $8,353,750 as of June 30, 2004. This decrease is attributed to $4,629,000 provided from operating activities offset by $9,559,000 utilized in investing activities and $1,631,000 utilized in financing activities. The $9,559,000 utilized in investing activities consists primarily of $6,284,000 utilized in the acquisition of UniVogue and $3,328,000 utilized for additions to fixed assets with the majority of these funds expended on the upgrade of the Company’s central warehouse distribution system in Eudora, Arkansas. Total borrowings under long-term debt agreements decreased by $579,388 from $7,445,068 on December 31, 2003 to $6,865,680 on June 30, 2004 as a result of scheduled repayments of outstanding borrowings. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At March 31, 2004, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia.

Accounts receivable and other current assets increased 8.3% from $26,575,352 on December 31, 2003 to $28,785,231 as of June 30, 2004 primarily due to the acquisition of UniVogue in the first quarter of 2004.

Inventories increased 4.3% from $36,380,470 on December 31, 2003 to $37,958,123 as of June 30, 2004 levels primarily due to the acquisition of UniVogue in the first quarter of 2004 which was partially offset by the Company’s continued focus on reducing inventory levels.

Other intangible assets increased from $0 as of December 31, 2003 to $2,475,536 at June 30, 2004 as a result of the acquisition of UniVogue. The Company completed its valuation of the intangible assets associated with this acquisition in the second quarter of 2004. The entire balance of $2,564,786 was assigned to the customer list of the acquired company. This amount is being amortized over a seven-year period. $89,250 of amortization expense was recognized in the second quarter of 2004. There was no amortization expense associated with intangible assets in 2003.

Accounts payable increased 9.4% from $5,400,401 on December 31, 2003 to $5,909,730 on June 30, 2004 primarily due to the acquisition of UniVogue in the first quarter of 2004.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2004 and 2003, respectively, the Company paid cash dividends of $2,003,380 and $1,930,098. During the six months ended June 30, 2003, the Company reacquired and retired 35,000 shares of the Company’s Common Stock for $365,750. The Company did not reacquire any shares of its Common Stock in 2004. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the six-month period ended June 30, 2004.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $6,865,680 is designated as a hedged item for interest rate swaps at June 30, 2004. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain (loss) of $250,000 and ($48,000) was included in other comprehensive income (loss) for the three months ended June 30, 2004 and 2003, respectively. A gain (loss) of $245,000 and ($17,000) was included in other comprehensive income (loss) for the six months ended June 30, 2004 and 2003, respectively. The original term of the contract is ten years.

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

None.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders was held on May 7, 2004. Of the 7,409,287 shares outstanding and entitled to vote at the meeting, 7,026,843 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a)	Voted for the nomination of all proposed Directors being, Messrs. G. M. Benstock, A. D. Schwartz, M. Benstock, P. Benstock, M. Gaetan, PhD, S. Kirschner, R. Hensley, P. Mellini and A. Wiener. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	7,012,708	14,135
Michael Benstock	7,013,176	13,667
Alan D. Schwartz	7,013,609	13,234
Peter Benstock	6,550,276	476,567
Manuel Gaetan	6,550,676	476,167
Sidney Kirschner	6,548,126	478,717
Robin Hensley	6,550,476	476,367
Paul Mellini	7,009,979	16,864
Arthur Wiener	7,006,702	20,141

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

b)	Ratified the appointment of Deloitte & Touche LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2004 with 6,983,701 votes for the motion, 22,288 votes against and 20,854 votes abstaining.

ITEM 5. Other Information

Inapplicable.

ITEM 6. Exhibits and Reports on Form 8-K

a)

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K –

•	On April 23, 2004, the Company filed a report on Form 8-K containing a press release announcing its earnings for the first quarter of 2004.

•	On June 14, 2004, the Company filed a report on Form 8-K announcing a change in Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2004	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D.Demott, Jr.
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