Form 10-Q
period 2004-09-30
SUPERIOR UNIFORM GROUP INC
filed 2004-11-05
CIK 95574

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004

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

As of October 29, 2004, the registrant had 7,468,312 common shares outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2004		2003
Net sales	$36,960,340		$36,016,237

Costs and expenses:
Cost of goods sold	24,509,825		23,706,890
Selling and administrative expenses	9,530,370		9,076,648
Interest expense	157,032		172,812

	34,197,227		32,956,350

Earnings before taxes on income	2,763,113		3,059,887
Taxes on income	960,000		1,070,000

Net earnings	$1,803,113		$1,989,887

Weighted average number of shares outstanding during the period
(Basic)	7,464,850	Shs.	7,225,470	Shs.
(Diluted)	7,592,817	Shs.	7,407,808	Shs.
Basic net earnings per common share	$0.24		$0.28

Diluted net earnings per common share	$0.24		$0.27

Dividends per common share	$0.135		$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Continued)

(Unaudited)

	Nine Months Ended September 30,
	2004		2003
Net sales	$106,125,651		$102,559,641

Costs and expenses:
Cost of goods sold	70,877,302		67,708,746
Selling and administrative expenses	28,325,765		28,317,186
Interest expense	471,670		524,571

	99,674,737		96,550,503

Earnings before taxes on income	6,450,914		6,009,138
Taxes on income	2,240,000		2,110,000

Net earnings	$4,210,914		$3,899,138

Weighted average number of shares outstanding during the period
(Basic)	7,434,006	Shs.	7,171,451	Shs.
(Diluted)	7,605,264	Shs.	7,298,633	Shs.
Basic net earnings per common share	$0.57		$0.54

Diluted net earnings per common share	$0.55		$0.53

Dividends per common share	$0.405		$0.405

The results of the nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the full year ending December 31, 2004.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,366,795	$14,915,079
Accounts receivable and other current assets	30,316,483	26,575,352
Inventories*	40,196,662	36,380,470

TOTAL CURRENT ASSETS	74,879,940	77,870,901

PROPERTY, PLANT AND EQUIPMENT, NET	22,477,591	18,289,436
GOODWILL	1,615,512	741,929
OTHER INTANGIBLE ASSETS, NET	1,567,878	—
OTHER ASSETS	6,405,527	6,071,667

	$106,946,448	$102,973,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,549,358	$5,400,401
Other current liabilities	3,122,189	5,078,982
Current portion of long-term debt	1,466,328	1,179,021

TOTAL CURRENT LIABILITIES	13,137,875	11,658,404

LONG-TERM DEBT	6,093,047	6,266,047
DEFERRED INCOME TAXES	365,000	165,000
SHAREHOLDERS’ EQUITY	87,350,526	84,884,482

	$106,946,448	$102,973,933

*	Inventories consist of the following:

	September 30, 2004 (Unaudited)	December 31, 2003 (1)
Finished goods	$32,764,757	$30,826,116
Work in process	1,053,244	386,517
Raw materials	6,378,661	5,167,837

	$40,196,662	$36,380,470

(1)	The balance sheet as of December 31, 2003 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$4,210,914	$3,899,138
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,506,317	2,596,327
Provision for bad debts	(22,253)	126,000
Deferred income tax provision (benefit)	200,000	(35,000)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and other current assets	(1,492,521)	(526,507)
Inventories	(1,750,748)	5,648,769
Accounts payable	2,467,048	(921,997)
Other current liabilities	(1,728,794)	(796,161)

Net cash flows provided by operating activities	4,389,963	9,990,569

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment	(5,666,886)	(1,168,144)
Disposals of property, plant and equipment	170,008	168,435
Purchase of business, net of cash acquired	(6,270,360)	—
Other assets	(322,117)	(493,946)

Net cash used in investing activities	(12,089,355)	(1,493,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(876,022)	(819,579)
Payment of cash dividends	(3,012,074)	(2,902,465)
Proceeds received on exercised stock options	1,181,449	1,759,500
Common stock reacquired and retired	(142,245)	(365,750)

Net cash used in financing activities	(2,848,892)	(2,328,294)

Net (decrease) increase in cash and cash equivalents	(10,548,284)	6,168,620

Cash and cash equivalents balance, beginning of year	14,915,079	7,470,719

Cash and cash equivalents balance, end of period	$4,366,795	$13,639,339

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2004 has been reviewed by Grant Thornton LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings used in the computation of basic and diluted earnings per common share:
Net earnings	$1,803,113	$1,989,887	$4,210,914	$3,899,138
Weighted average shares outstanding	7,464,850	7,225,470	7,434,006	7,171,451
Common stock equivalents	127,967	182,338	171,258	127,182

Total weighted average shares outstanding	7,592,817	7,407,808	7,605,264	7,298,633

Basic net earnings per share	$0.24	$0.28	$0.57	$0.54

Diluted net earnings per share	$0.24	$0.27	$0.55	$0.53

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$1,803,113	$1,989,887	$4,210,914	$3,899,138
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	(17,000)	149,000	228,000	132,000

Comprehensive income	$1,786,113	$2,138,887	$4,438,914	$4,031,138

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

i) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $6,569,046 is designated as a hedged item for interest rate swaps at September 30, 2004.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A (loss) gain of $(17,000) and $149,000 was included in other comprehensive income (loss) for the three months ended September 30, 2004 and 2003, respectively. A gain of $228,000 and $132,000 was included in other comprehensive income (loss) for the nine months ended September 30, 2004 and 2003, respectively. The original term of the contract is ten years.

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

The Company continues to apply Accounting Principles Board Opinion No. 25 to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of FAS No. 148 beginning with its first quarter ending March 31, 2003. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and earnings per common share as if the fair value based method had been applied to all awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$1,803,113	$1,989,887	$4,210,914	$3,899,138

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	306,594	238,764	757,368	585,502

Pro forma net earnings	$1,496,519	$1,751,123	$3,453,546	$3,313,636

Net earnings per common share:
Basic – as reported	$0.24	$0.28	$0.57	$0.54

Basic – pro forma	$0.20	$0.24	$0.46	$0.46

Diluted – as reported	$0.24	$0.27	$0.55	$0.53

Diluted – pro forma	$0.20	$0.24	$0.45	$0.45

k) Reclassifications

Certain reclassifications to the 2003 financial information have been made to conform to the 2004 presentation of the condensed consolidated summary of operations.

NOTE 2 – Acquisitions:

On February 27, 2004, the Company acquired substantially all of the net assets of UniVogue, Inc. (“UniVogue”), a supplier of uniforms with a strong national presence, particularly in the hospitality, lodging, food service and culinary markets, with revenues for the year ended December 2003 of approximately $9,300,000. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was approximately $6,291,000 and was allocated as follows:

Cash	$20,431
Accounts Receivable	1,965,646
Other Current Assets	260,711
Inventories	2,065,444
Property, Plant & Equipment	108,032
Other Assets	11,743
Other Intangible Assets	1,667,111
Goodwill	873,583

TOTAL ASSETS	$6,972,701

Accounts Payable and Accrued Expenses	$681,910

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

Other intangible assets were recorded in the period ended September 30, 2004 as the Company completed its valuation of the UniVogue acquisition. Other intangible assets include the value assigned to the customer list acquired in this acquisition of $1,667,111 less accumulated amortization of $99,233. The customer list is being amortized over 7 years.

NOTE 5 - Long-Term Debt:

	September 30 2004	December 31, 2003
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$—	$—

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	6,569,046	7,445,068
Note payable to Bank of America 0% interest payable in three equal installments on July 1, 2005, January 1, 2006, and January 1, 2007	990,329	—

	7,559,375	7,445,068

Less payments due within one year included in current liabilities	1,466,328	1,179,021

Long-term debt less current maturities	$6,093,047	$6,266,047

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.4% at September 30, 2004). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2004, approximately $1,115,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($76,963,000 at September 30, 2004); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2004, under the most restrictive terms of the debt agreements, retained earnings of approximately $7,624,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 6 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost - benefits earned during the period	$168,000	$174,000	$504,000	$524,000
Interest cost on projected benefit obligation	259,000	274,000	775,000	822,000
Expected return on plan assets	313,000	251,000	937,000	751,000
Amortization of prior service cost	43,000	41,000	129,000	129,000
Recognized actuarial loss	9,000	54,000	25,000	160,000

Net periodic pension cost	$166,000	$292,000	$496,000	$884,000

NOTE 7 – Supplemental Cash Flow Information:

Cash paid for income taxes was $2,646,478 and $1,798,742, respectively for the nine-month periods ended September 30, 2004 and 2003. Cash paid for interest was $485,942 and $526,912, respectively for the nine-month periods ended September 30, 2004 and 2003.

Non-cash investing transactions are excluded from the consolidated statement of cash flows. For the nine-month period ended September 30, 2004, non-cash activities included $930,329 in fixed asset acquisitions financed with long-term borrowings of the same amount. The nine-month period ended September 30, 2003 did not include any such non-cash transactions.

NOTE 8 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniforms Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of September 30, 2004, the related condensed consolidated summary of operations for the three-month and nine-month periods ended September 30, 2004, and the condensed consolidated summary of cash flows for the nine-month period ended September 30, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Tampa, Florida

October 20, 2004

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

Results of Operations

Net sales of $36,960,340 for the three months ended September 30, 2004 increased approximately 2.6% from $36,016,237 for the comparable period ended September 30, 2003. For the nine months ended September 30, 2004, net sales were approximately 3.5% more than the comparable period ended September 30, 2003. The increases in the three and nine-month periods are attributed primarily to the acquisition of UniVogue effective February 27, 2004, which was partially offset by the lower purchasing levels of existing customers.

Cost of goods sold as a percentage of sales approximated 66.3% for the three months ended September 30, 2004 compared to 65.8% for the three months ended September 30, 2003. Cost of goods sold as a percentage of sales approximated 66.8% for the nine months ended September 30, 2004 compared to 66.0% for the nine months ended September 30, 2003. The increases in the three and nine-month periods are attributed to higher shipping expenses during the current periods that were not fully offset by higher billings to customers for shipping and handling. These increases were offset by the savings from the increase in the amount of goods sourced outside of the United States.

Selling and administrative expenses, as a percentage of sales, were approximately 25.8% and 25.2%, respectively, for the three-month periods ended September 30, 2004 and 2003. Selling and administrative expenses, as a percentage of sales, were approximately 26.7% and 27.6%, respectively, for the first nine months of 2004 and 2003. The increase in selling and administrative expenses as a percentage of net sales for the three-month period ended September 30, 2004, is primarily attributed to $272,000 in external consulting costs incurred during the quarter associated with the Company’s efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act. The decrease in selling and administrative expenses as a percentage of net sales for the nine-month period ended September 30, 2004, is primarily attributed to the increased sales volume in the current period, which was partially offset by approximately $380,000 in external consulting costs incurred during the period associated with the Company’s efforts to prepare for compliance with Section 404 of the Sarbanes-OxleyAct.

Interest expense of $471,670 for the nine-month period ended September 30, 2004 decreased 10.1% from $524,571 for the similar period ended September 30, 2003 due to lower outstanding borrowings in the current period.

Net earnings decreased to $1,803,113 for the three months ended September 30, 2004 as compared to net earnings of $1,989,887 for the same period ended September 30, 2003. Net earnings for the nine months ended September 30, 2004 increased to $4,210,914 as compared to net earnings of $3,899,138 for the same period in 2003. The decrease in earnings for the three-month period was primarily due to the increased costs incurred associated with higher shipping expenses and with Sarbanes-Oxley, offset by the increased sales volume for the quarter. The increase in earnings for the nine-month period was primarily attributed to the increased sales volume for the period offset by the increased costs associated with higher shipping expenses and Sarbanes-Oxley.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $10,548,284 from $14,915,079 on December 31, 2003 to $4,366,795 as of September 30, 2004. This decrease is attributed to $4,389,963 provided from operating activities offset by $12,089,355 utilized in investing activities and $2,848,892 utilized in financing activities. The $12,089,355 utilized in investing activities consists primarily of $6,270,360 for the acquisition of UniVogue and $5,496,878 for net additions to fixed assets with the vast majority of these funds expended on the upgrade of the Company’s central warehouse facility in Eudora, Arkansas. Total borrowings under long-term debt agreements increased by $114,307 from $7,445,068 on December 31, 2003 to $7,559,375 on September 30, 2004 as a result of scheduled repayments of $876,022, offset by $990,329 of new borrowings related to the acquisition of software associated with the company’s ERP system. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At September 30, 2004, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility with Wachovia.

Accounts receivable and other current assets increased 14.1% from $26,575,352 on December 31, 2003 to $30,316,483 as of September 30, 2004, primarily due to the acquisition of UniVogue in the first quarter of 2004.

Inventories increased 10.5% from $36,380,470 on December 31, 2003 to $40,196,662 as of September 30, 2004, primarily due to the acquisition of UniVogue in the first quarter of 2004.

Other intangible assets increased from $0 as of December 31, 2003 to $1,567,878 as of September 30, 2004, as a result of the acquisition of UniVogue. The Company completed its valuation of the intangible assets associated with the acquisition and has assigned $1,667,111 to the customer list of the acquired company. This amount is included as other intangible assets in the condensed consolidated balance sheet and is being amortized over a seven-year period. The balance of intangible assets acquired in the acquisition of $873,583 has been assigned to goodwill and is not being amortized.

Accounts payable increased 58.3% from $5,400,401 on December 31, 2003 to $8,549,358 on September 30, 2004, primarily due to higher inventory levels and the acquisition of UniVogue in the first quarter of 2004.

Other current liabilities decreased 38.5% from $5,078,982 on December 31, 2003 to $3,122,189 on September 30, 2004 primarily due to a $1,356,000 reduction in the pension plan liabilities of the Company as a result of current year contributions.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine-month periods ended September 30, 2004 and 2003, respectively, the Company paid cash dividends of $3,012,074 and $2,902,465, respectively. In July 2002, our Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of its stock of up to 700,000 shares.

The Company reacquired and retired 10,000 shares of its common stock, at a cost of $142,245, in the nine-month period ended September 30, 2004. The Company reacquired and retired 35,000 shares of its common stock, at a cost of $365,750, in the prior year period. At September 30, 2004, we had 639,000 shares remaining on our common stock repurchase authorization. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will reacquire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its anticipated funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the nine-month period ended September 30, 2004.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $6,569,046 is designated as a hedged item for interest rate swaps at September 30, 2004. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain (loss) of ($17,000) and $149,000 was included in other comprehensive income for the three months ended September 30, 2004 and 2003, respectively. A gain of $228,000 and $132,000 was included in other comprehensive income for the nine months ended September 30, 2004 and 2003, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4. Controls and Procedures

(a). The Chief Executive Officer, Michael Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of Superior’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, Superior’s disclosure controls and procedures were effective to ensure that information Superior is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Superior in the reports that it files under the Exchange Act is accumulated and communicated to Superior’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report and that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2004 to July 31, 2004)

Month #2 (August 1, 2004 to August 31, 2004)

Month #3 (September 1, 2004 to September 30, 2004)	10,000	$14.22	10,000

TOTAL	10,000	$14.22	10,000	639,000

(1)	In July 2002, the Company’s Board of Directors approved a program to repurchase up to 700,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

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

Date: November 5, 2004	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
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