Form 10-K
period 2004-12-31
SUPERIOR UNIFORM GROUP INC
filed 2005-03-16
CIK 95574

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of March 1, 2005, 7,450,187 common shares were outstanding, and the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $87 million (based on the closing sale price of the registrant’s common shares on the American Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) ). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement to be filed on or before March 30, 2005, for its Annual Meeting of Shareholders to be held May 4, 2005, are incorporated by reference to furnish the information required by Items 10, 11, 12,13 and 14 of Part III.

Exhibit index may be found on Page 34.

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

Superior, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Universal®, Sope Creek® and UniVogue™ – manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets, as well as corporate and resort embroidered sportswear. There are no significant distinct segments or lines of business. Approximately 95% of its business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

Products

Superior manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

•	Uniforms and service apparel for personnel of:

•	Hospitals and health facilities;

•	Hotels, commercial buildings, residential buildings, and food service facilities;

•	General and special purpose industrial uses;

•	Commercial enterprises (career apparel for banks, airlines, etc.);

•	Public and private safety and security organizations;

•	Miscellaneous service uses.

•	Miscellaneous products directly related to:

•	Uniforms and service apparel specified above (e.g. operating room masks, boots, and sheets);

•	Linen suppliers and industrial launderers, to whom a substantial portion of Superior’s uniforms and service apparel are sold; such products being primarily industrial laundry bags.

•	Corporate and resort embroidered sportswear.

Uniforms and service apparel account for approximately 95% of total sales and revenues; no other single class of product listed above accounts for more than 10% of total sales and revenues.

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

Customers

Superior has a substantial number of customers, the largest of which accounted for no more than 5% of its 2004 sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurrent firm orders being processed and filled.

Superior normally completes shipments of orders from stock between 1 and 2 weeks after their receipt. As of March 5, 2005, the backlog of all orders that we believe to be firm was approximately $8,857,000, compared to approximately $5,947,000 a year earlier.

Inventory

Superior markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. In 2004, 2003 and 2002 approximately 70%, 75% and 65%, respectively of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure. Superior’s principal raw materials are textile products, generally available from a number of sources.

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

Employees

Superior employed 887 persons as of December 31, 2004.

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

•	Seminole, Florida – Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•	Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping.

•	Tampa, Florida – Plant of approximately 111,000 square feet, owned by the registrant; used for warehousing, shipping and small retail operation.

•	Miami, Florida – Plant of approximately 5,000 square feet, leased from private owners under a lease expiring in 2005; used for regional sales office, warehousing, shipping, and small retail operation.

•	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing.

•	Marietta, Georgia – Plant and warehouse of approximately 33,000 square feet leased from private owners.

•	Portland, Oregon – Plant and warehouse of approximately 35,800 square feet leased from private owners under a lease expiring in 2005.

•	Miscellaneous – Atlanta, Georgia, warehouse and sales office - leased; Lexington, Mississippi, used for manufacturing – owned; Dallas, TX, sales office - leased.

Item 3. Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

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

	QUARTER ENDED
	2004				2003
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$16.90	$16.70	$15.85	$14.95	$12.48	$11.45	$14.80	$16.93

Low	$14.00	$14.50	$12.81	$13.65	$10.20	$10.45	$11.00	$13.20

Dividends (total for 2004-$.54; 2003-$.54)	$.135	$.135	$.135	$.135	$.135	$.135	$.135	$.135

Our long-term debt agreements include covenants that, among other things, restrict dividends payable by us. Under the most restrictive debt agreement, retained earnings of approximately $7,916,000 were available at December 31, 2004 for declaration of dividends. We have declared cash dividends of $.135 per share in each of the quarters for the fiscal years ending December 31, 2003 and 2004. We expect that, so long as earnings and business conditions warrant, we will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

On March 1, 2005, registrant had 262 shareholders of record and the closing price for registrant’s common shares on the American Stock Exchange was $13.86 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2004, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	709,825	$12.03	2,199,125
Equity compensation Plans not approved by Security holders	—	—	—

Total	709,825	$12.03	2,199,125

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2004 to October 31, 2004)
Month #2 (November 1, 2004 to November 30, 2004)	84,050	$13.91	84,050	604,050
Month #3 (December 1, 2004 to December 31, 2004)

TOTAL	84,050	$13.91	84,050	604,050

(1)	In July 2002, the Company’s Board of Directors approved a program to repurchase up to 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program

The following selected data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Years Ended December 31,	2004	2003	2002	2001	2000
Net sales	$143,567,473	$137,326,341	$148,106,311	$156,134,944	$171,106,190

Costs and expenses:
Cost of goods sold	96,279,784	90,334,765	99,859,787	104,967,460	114,912,716
Selling and administrative expenses	38,524,803	37,491,162	39,400,795	39,342,762	42,372,386
Interest expense	624,199	696,504	853,081	1,623,016	2,167,763

	135,428,786	128,522,431	140,113,663	145,933,238	159,452,865

Earnings before taxes on income, and cumulative effect of change in accounting principle	8,138,687	8,803,910	7,992,648	10,201,706	11,653,325
Taxes on income	2,760,000	3,100,000	2,895,000	3,730,000	4,250,000

Earnings before cumulative effect of change in accounting principle	5,378,687	5,703,910	5,097,648	6,471,706	7,403,325
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—	—	(4,504,563)	—	—

Net earnings	$5,378,687	$5,703,910	$593,085	$6,471,706	$7,403,325

Basic net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.72	$0.79	$0.72	$0.91	$1.03
Cumulative effect of change in accounting principle, net of tax	—	—	(0.64)	—	—

Basic net earnings per common share	$0.72	$0.79	$0.08	$0.91	$1.03

Diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.71	$0.78	$0.71	$0.91	$1.03
Cumulative effect of change in accounting principle, net of tax	—	—	(0.63)	—	—

Diluted net earnings per common share	$0.71	$0.78	$0.08	$0.91	$1.03

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$106,279,126	$102,973,933	$99,826,952	$112,914,563	$130,039,204

Long-term debt	$5,662,569	$6,266,047	$7,445,068	$13,549,147	$29,530,239

Working capital	$61,255,572	$66,212,497	$61,688,699	$65,117,560	$74,360,573

Shareholders’ equity	$87,068,494	$84,884,482	$80,110,389	$82,762,205	$81,641,863

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS: In 2004 net sales increased 4.5% in comparison to 2003 and in 2003 net sales decreased 7.3% in comparison to 2002. The 2004 increase is primarily attributed to the acquisition of UniVogue during the first quarter of 2004, which was offset by continuing soft demand from existing customers. The 2003 decrease was attributed to the continued economic slowdown as our customers postponed or cancelled orders in an effort to reduce the impact of the slowdown on their own operations.

As a percentage of sales, cost of goods sold were 67.1% in 2004, 65.8% in 2003 and 67.4% in 2002. The percentage increase in 2004 was due to increased freight costs in 2004 of approximately $1,610,000 while the amounts invoiced to customers (included in net sales) for freight and handling charges only increased $651,000. Additionally, competitive pricing pressures in the market contributed to reduced margins in 2004. The percentage decrease in 2003 was attributed to the continued transition of production to offshore sources.

As a percentage of sales, selling and administrative expenses were 26.8% in 2004, 27.3% in 2003, and 26.6% in 2002. The decrease in this percentage in 2004 is attributed to the increase in sales volume, the impact of 2003 staffing and other cost reductions including the consolidation of our Martins division into our corporate offices. Additionally, we experienced a net recovery in bad debts in 2004 of $12,000 versus net bad debt expense of $218,000 in 2003. The impact of these cost savings were offset by approximately $690,000 in outside consulting costs incurred in association with our efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act. The increase in this percentage in 2003 is attributed to the overall decline in sales volume more than offsetting the impact of staffing and other cost reductions on selling administrative expenses. Selling and administrative expenses for 2003 included bad debt expense of approximately $218,000 versus $1,165,000 in 2002 due primarily to the write off of one large account in 2002; and during 2002, the Company incurred approximately $360,000 in costs associated with the review of a potential acquisition that we are no longer pursuing.

Interest expense as a percentage of sales was 0.4% in 2004, 0.5% in 2003, and 0.6% in 2002. The decreases in 2004 and 2003 are due to lower average borrowings outstanding and lower interest rates.

The effective income tax rate in 2004 was 33.9%; in 2003 it was 35.2%; and in 2002 it was 36.2%. The decreases are primarily attributed to decreases in state income taxes.

In 2004, the Company reported earnings before cumulative effect of change in accounting principle of 3.7% of sales with a return of 6.3% on average shareholders’ equity. In 2003, the Company reported earnings before cumulative effect of change in accounting principle of 4.2% of sales with a return of 6.9% on average shareholders’ equity. In 2002, the Company reported earnings before cumulative effect of change in accounting principle of 3.4% of sales with a return of 6.3% on average shareholders’ equity.

The cumulative effect of change in accounting principle charge in the amount of $4,504,563, net of tax benefit of $2,560,000 was recognized in 2002 as a result of the Company’s adoption of FAS No. 142. The Company completed its transitional impairment testing of goodwill during 2002 and determined that its goodwill for certain reporting units was impaired.

In 2004, the Company reported net income of 3.7% of sales with a return of 6.3% on average shareholders’ equity. In 2003, the Company reported net income of 4.2% of sales with a return of 6.9% on average shareholders’ equity. In 2002, the Company reported net income of 0.4% of sales with a return of 0.7% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.

Accounts receivable increased 3.5% from $24,419,287 on December 31, 2003 to $25,263,744 as of December 31, 2004. This increase is primarily attributed to the increase in sales in the current period.

Inventories increased 25.7% from $36,380,470 on December 31, 2003 to $45,741,410 as of December 31, 2004. This increase is attributed to the acquisition of UniVogue inventories of $2,065,444 in the first quarter of 2004, a conscious effort by management to increase inventories in the Company’s core styles to better service customer needs and to the increase in the amount of product being sourced in Asia during 2004.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

Accounts payable increased 32.9% from $5,400,401 on December 31, 2003 to $7,177,596 on December 31, 2004 primarily due to the higher inventory levels discussed above.

Other current liabilities decreased 25.9% from $5,078,982 on December 31, 2003 to $3,761,660 on December 31, 2004. The Company is in a net refund position at December 31, 2004 for income taxes as a result of estimated tax payments in excess of the current year liability, whereas the Company had an accrued balance payable of $699,000 at December 31, 2003. The current year prepaid balance of approximately $476,000 is included in prepaid expenses and other current assets at December 31, 2004. Additionally, the current year accrued liabilities decreased by $426,000 as a result of improvements in the current year funded status of the Company’s defined benefit plans and a reduction of $317,000 in the accrued liability related to the Company’s interest rate swap agreement.

The working capital of the Company at December 31, 2004 was approximately $61,256,000 and the working capital ratio, 5.9:1; for 2003, it was approximately $66,213,000 and the working capital ratio, 6.7:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2004, the Company’s percentage of total debt to total debt and equity was 7.7% and in 2003 it was 8.1%. The decrease is attributed primarily to decreased borrowings under the Company’s borrowing agreements as a result of scheduled repayments in 2004 offset by $990,000 of new borrowings in 2004.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $6,162,000, $2,051,000, and $2,820,000, in the years 2004, 2003, and 2002, respectively. The significant increase in 2004 was primarily attributed to an upgrade of the Company’s central warehouse distribution system in Eudora, Arkansas. This project was completed in January of 2005. Total capitalized expenditures for this project in 2004 were approximately $5,237,000. Additionally, in 2004, the Company purchased certain software for approximately $990,000 that was 100% financed via long-term debt. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

During the years ended December 31, 2004 and 2003, the Company paid cash dividends of approximately $4,015,000 and $3,895,000, respectively, on a quarterly dividend of $.135 per share. In July 2002, our Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of up to 750,000 of its common shares. The Company reacquired and retired 94,950 and 35,000 of its common shares in the years ended December 31, 2004 and 2003, respectively, with costs of $1,312,000 and $366,000, respectively. At December 31, 2004, we had approximately 604,000 shares remaining on our common stock repurchase authorization. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2004, cash and cash equivalents decreased by $14,765,000. This decrease is attributed to approximately $3,578,000 in cash provided from operations, offset by approximately $13,497,000 utilized in investing activities and approximately $4,846,000 utilized in financing activities. Investing activities consisted primarily of $6,272,000 utilized in the acquisition of UniVogue in the first quarter of 2004 and $6,162,000 utilized for fixed asset additions, primarily for the central warehouse distribution system.

In 2003, cash and cash equivalents increased by $7,444,000. This increase is attributed to approximately $12,826,000 in cash provided from operations, offset by approximately $2,688,000 utilized in investing activities and approximately $2,693,000 utilized in financing activities.

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (3.0% at December 31, 2004). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2004, approximately $552,000 was outstanding under letters of credit. On March 27, 2001, and again on April 27, 2004, the Company entered into

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($76,378,000 at December 31, 2004); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2004, under the most restrictive terms of the debt agreements, retained earnings of approximately $7,916,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

The Company prepaid the balance of its 6.65% note payable to MassMutual, including a prepayment penalty of approximately $285,000, on March 18, 2002 utilizing cash balances on hand as of December 31, 2001 and additional cash generated from operations in the first quarter of 2002. With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2005.

The following table summarizes our fixed cash obligations as of December 31, 2004 for the fiscal years ending December 31:

	2005	2006	2007	2008	2009 and thereafter	Total
Variable rate term loans and revolving credit facility	$1,264,000	$1,353,000	$1,448,000	$1,551,000	$650,000	$6,266,000
Other debt arrangements, including capital leases	330,000	330,000	330,000	—	—	990,000
Operating leases	321,000	157,000	156,000	90,000	—	724,000

Total contractual cash obligations	$1,915,000	$1,840,000	$1,934,000	$1,641,000	$650,000	$7,980,000

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

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

Inventories

Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Recent Accounting Pronouncements:

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Shared-Based Payment.” FAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. FAS 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. The Company has not yet evaluated the impact of adoption of this pronouncement that must be adopted in the third quarter of our fiscal year 2005.

In December 2003, the FASB issued FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of FAS No. 132(R) do not change the measurement and recognition provisions of FAS No. 87, “Employers’ Accounting for Pensions” or FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During the three months ended March 31, 2004, the Company adopted the provisions of FAS No. 132(R), which did not have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact the standard will have on the Company’s consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which establishes criteria to identify variable interest entities (“FIN 46”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have variable interest entities, as defined, for periods ending after December 15, 2003. For public entities without variable interest entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any variable interest entities, as defined, and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 7 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant increase in the Company’s interest expense for the year ended December 31, 2004.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $6,266,047 is designated as a hedged item for interest rate swaps at December 31, 2004.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $317,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2004. A gain of $256,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2003. A loss of $464,000 was included in other comprehensive loss for the year ended December 31, 2002. The fair market values of the interest rate swap of $331,000 and $648,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively. The original term of the contract is ten years.

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

Item 8. Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

	2004	2003	2002
Net sales	$143,567,473	$137,326,341	$148,106,311

Costs and expenses:
Cost of goods sold	96,279,784	90,334,765	99,859,787
Selling and administrative expenses	38,524,803	37,491,162	39,400,795
Interest expense	624,199	696,504	853,081

	135,428,786	128,522,431	140,113,663

Earnings before taxes on income and cumulative effect of change in accounting principle	8,138,687	8,803,910	7,992,648
Taxes on income	2,760,000	3,100,000	2,895,000

Earnings before cumulative effect of change in accounting principle	5,378,687	5,703,910	5,097,648
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—	—	(4,504,563)

Net earnings	$5,378,687	$5,703,910	$593,085

Basic net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.72	$0.79	$0.72
Cumulative effect of change in accounting principle, net of tax	—	—	(0.64)

Basic net earnings per common share	$0.72	$0.79	$0.08

Diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.71	$0.78	$0.71
Cumulative effect of change in accounting principle, net of tax	—	—	(0.63)

Diluted net earnings per common share	0.71	0.78	0.08

Dividends per common share	$0.54	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,563	$14,915,079
Accounts receivable, net	25,263,744	24,419,287
Inventories	45,741,410	36,380,470
Prepaid expenses and other current assets	2,632,918	2,156,065

TOTAL CURRENT ASSETS	73,788,635	77,870,901
PROPERTY, PLANT AND EQUIPMENT, NET	22,062,359	18,289,436
GOODWILL	1,617,411	741,929
OTHER INTANGIBLE ASSETS	1,488,492	—
OTHER ASSETS	7,322,229	6,071,667

	$106,279,126	$102,973,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,177,596	$5,400,401
Accrued expenses	3,761,660	5,078,982
Current portion of long-term debt	1,593,807	1,179,021

TOTAL CURRENT LIABILITIES	12,533,063	11,658,404
LONG-TERM DEBT	5,662,569	6,266,047
DEFERRED INCOME TAXES	1,015,000	165,000
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 7,436,512 and 7,370,562, respectively.	7,437	7,371
Additional paid-in capital	15,265,862	13,641,223
Retained earnings	72,126,195	71,883,888
Other comprehensive income (loss):
Cash flow hedges	(331,000)	(648,000)

TOTAL SHAREHOLDERS’ EQUITY	87,068,494	84,884,482

	$106,279,126	$102,973,933

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2002	7,032,887	$7,033	$9,653,981	$73,767,383	$(666,192)	$82,762,205
Common shares issued upon exercise of options	114,350	114	989,244	—	—	989,358
Purchase and retirement of common shares	(16,000)	(16)	(23,152)	(155,132)	—	(178,300)
Cash dividends declared ($.54 per share)	—	—	—	(3,818,151)	—	(3,818,151)
Comprehensive Income:
Net earnings	—	—	—	593,085	—	593,085
Net change during the period related to cash flow hedges	—	—	—	—	(464,000)	(464,000)
Net change during the period related to minimum pension liability	—	—	—	—	226,192	226,192

Other comprehensive loss						(237,808)

Comprehensive Income						355,277

Balance, December 31, 2002	7,131,237	7,131	10,620,073	70,387,185	(904,000)	80,110,389
Common shares issued upon exercise of options	274,325	275	2,671,396	—	—	2,671,671
Tax benefit from exercise of stock options	—	—	403,000	—	—	403,000
Purchase and retirement of common shares	(35,000)	(35)	(53,246)	(312,469)	—	(365,750)
Cash dividends declared ($.54 per share)	—	—	—	(3,894,738)	—	(3,894,738)
Comprehensive Income:
Net earnings	—	—	—	5,703,910	—	5,703,910
Net change during the period related to cash flow hedges	—	—	—	—	256,000	256,000

Other comprehensive income						256,000

Comprehensive Income						5,959,910

Balance, December 31, 2003	7,370,562	7,371	13,641,223	71,883,888	(648,000)	84,884,482
Common shares issued upon exercise of options	160,900	161	1,659,233	—	—	1,659,394
Tax benefit from exercise of stock options	—	—	155,000	—	—	155,000
Purchase and retirement of common shares	(94,950)	(95)	(189,594)	(1,121,821)	—	(1,311,510)
Cash dividends declared ($.54 per share)	—	—	—	(4,014,559)	—	(4,014,559)
Comprehensive Income:
Net earnings	—	—	—	5,378,687	—	5,378,687
Net change during the period related to cash flow hedges	—	—	—	—	317,000	317,000

Other comprehensive income						317,000

Comprehensive Income						5,695,687

Balance, December 31, 2004	7,436,512	$7,437	$15,265,862	$72,126,195	$(331,000)	$87,068,494

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings before cumulative effect of change in accounting principle	$5,378,687	$5,703,910	$5,097,648
Adjustments to reconcile earnings before cumulative effect of change in accounting principle, to net cash provided from operating activities:
Depreciation and amortization	3,489,772	3,602,074	4,217,197
(Recovery) Provision for bad debts	(11,638)	218,000	1,165,536
Tax benefit from exercise of stock options	155,000	403,000	—
Deferred income tax provision	850,000	15,000	460,000
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,132,827	(4,224,085)	3,022,781
Inventories	(7,295,496)	6,275,464	5,437,225
Prepaid expenses and other current assets	(216,142)	1,114,274	291,162
Accounts payable	1,095,285	208,408	(1,609,806)
Accrued expenses	(1,000,322)	(490,440)	734,683

Net cash flows provided from operating activities	3,577,973	12,825,605	18,816,426

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,162,371)	(2,051,067)	(2,820,406)
Reduction in property, plant and equipment	176,656	218,721	652,980
Purchase of business, net of cash acquired	(6,272,259)	—	—
Other assets	(1,238,819)	(856,002)	(1,687,300)

Net cash used in investing activities	(13,496,793)	(2,688,348)	(3,854,726)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,179,021)	(1,104,080)	(7,698,480)
Payment of cash dividends	(4,014,559)	(3,894,738)	(3,818,151)
Proceeds received on exercise of stock options	1,659,394	2,671,671	989,358
Common stock reacquired and retired	(1,311,510)	(365,750)	(178,300)

Net cash used in financing activities	(4,845,696)	(2,692,897)	(10,705,573)

Net (decrease) increase in cash and cash equivalents	(14,764,516)	7,444,360	4,256,127
Cash and cash equivalents balance, beginning of year	14,915,079	7,470,719	3,214,592

Cash and cash equivalents balance, end of year	$150,563	$14,915,079	$7,470,719

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003, and 2002

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group, Inc. and subsidiary (“the Company”), through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Universal®, Sope Creek® and UniVogue™ – manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, transportation and commercial markets, as well as corporate and resort embroidered sportswear.

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

d) Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue in the period in which the product is shipped. In accordance with EITF 00-10, the Company includes amounts billed to customers for shipping and handling charges in net sales in its consolidated statements of earnings. The related shipping and handling expenses are included in cost of sales. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

e) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

f) Property, plant and equipment

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

g) Goodwill and other intangible assets

The Company follows FAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. We annually evaluate the recoverability of goodwill and other intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. Amortization expense for other intangible assets was $178,619, $0 and $0, for the years ended December 31, 2004, 2003 and 2002, respectively.

Other intangible assets were recorded in the year ended December 31, 2004 as the Company completed its valuation of the UniVogue acquisition. Other intangible assets include the value assigned to the customer list acquired in this acquisition of $1,667,111 less accumulated amortization of $178,619. The customer list is being amortized over 7 years.

h) Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2 1/2% to 5% for buildings, 2 1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33 1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

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

The following table illustrates the effect on net earnings and earnings per common share as if the fair value based method had been applied to all awards in each period:

	December 31,
	2004	2003	2002
Net earnings, as reported	$5,378,687	$5,703,910	$593,085
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	715,917	585,502	317,603

Pro forma net earnings	$4,662,770	$5,118,408	$275,482

Net earnings per common share:
Basic – as reported	$0.72	$0.79	$0.08

Basic – pro forma	$0.63	$0.71	$0.04

Diluted – as reported	$0.71	$0.78	$0.08

Diluted – pro forma	$0.61	$0.70	$0.04

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

o) Risks and Concentrations

In 2004, 2003 and 2002 approximately 70%, 75% and 65%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure. Included in the Company’s consolidated balance sheets at December 31, 2004 and 2003 are receivable balances from contractors in Central America totaling approximately $5.0 million and $4.5 million, respectively.

p) Derivative Financial Instruments

The Company follows FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133.” The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $6,266,047 is designated as a hedged item for interest rate swaps at December 31, 2004. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $317,000 was included in other comprehensive income for the year ended December 31, 2004. A gain of $256,000 was included in other comprehensive income for the year ended December 31, 2003. A loss of $464,000 was included in other comprehensive loss for the year ended December 31, 2002. The fair market values of the interest rate swap of $331,000 and $648,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively. The original term of the contract is ten years.

q) Use of Estimates

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

r) New Accounting Standards

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Shared-Based Payment.” FAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. FAS 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., third quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. The Company has not yet evaluated the impact of adoption of this pronouncement that must be adopted in the third quarter of our fiscal year 2005.

In December 2003, the FASB issued FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The provisions of FAS No. 132(R) do not change the measurement and recognition provisions of FAS No. 87, “Employers’ Accounting for Pensions” or FAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and Termination Benefits.” During the three months ended March 31, 2004, the Company adopted the provisions of FAS No. 132(R), which did not have a material effect on the Company’s consolidated financial statements.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact the standard will have on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which establishes criteria to identify variable interest entities (“VIE”) and the primary beneficiary of such entities. An entity that qualifies as a VIE must be consolidated by its primary beneficiary. All other holders of interests in a VIE must disclose the nature, purpose, size and activity of the VIE as well as their maximum exposure to losses as a result of involvement with the VIE. FIN 46 was revised in December 2003 and is effective for financial statements of public entities that have variable interest entities, as defined, for periods ending after December 15, 2003. For public entities without variable interest entities, it is effective for financial statements for periods ending after March 15, 2004. The Company does not have any variable interest entities, as defined, and accordingly the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

s) Reclassifications

The following amounts have been reclassified in the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation. Shipping and handling revenues of $3,001,976 and $3,107,057, for the years ended December 31, 2003 and 2002, respectively have been reclassified from selling and administrative expenses to net sales. Shipping and handling expenses of $4,126,859 and $4,638,774, for the years ended December 31, 2003 and 2002, respectively have been reclassified from selling and administrative expenses to cost of goods sold.

NOTE 2 – Acquisitions:

On February 27, 2004, the Company acquired substantially all of the net assets of UniVogue, Inc. (“UniVogue”), a supplier of uniforms with a strong national presence, particularly in the hospitality, lodging, food service and culinary markets, with revenues for the year ended December 2003 of approximately $9,300,000. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was approximately $6,293,000 and was allocated as follows:

Cash	$20,431
Accounts Receivable	1,965,646
Other Current Assets	260,711
Inventories	2,065,444
Property, Plant & Equipment	108,032
Other Assets	11,743
Other Intangible Assets	1,667,111
Goodwill	875,482

TOTAL ASSETS	$6,974,600

Accounts Payable and Accrued Expenses	$681,910

Revenue and expenses of UniVogue are included in the consolidated financial statements beginning March 1, 2004.

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

In accordance with FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company has historically evaluated goodwill for impairment by comparing the entity level balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. FAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter or more frequently, if indicators of impairment arise, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units’ carrying values. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter of 2002 that indicated that goodwill recorded in the Empire and Sope Creek divisions was impaired as of January 1, 2002. Due to the indicated impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $7,065,000 ($4,505,000 after tax), or $0.63 per diluted share after tax, was recognized as the cumulative effect of a change in accounting principle. In accordance with FAS No. 142, this impairment loss was recorded as of January 1, 2002. The Company has also completed the annual impairment test at December 31, 2002, 2003 and 2004 which indicated no impairment of the remaining goodwill or other intangible assets. The Company will continue to test goodwill and any other identifiable intangible assets for impairment annually on December 31, or whenever events or changes in circumstances indicate that the carrying value may not be recovered.

NOTE 4 - Allowance for doubtful accounts receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2004	2003	2002
Balance at the beginning of year	$475,000	$565,000	$550,000
Provision for doubtful accounts	(11,638)	218,000	1,165,536
Charge-offs	(112,006)	(582,093)	(1,162,572)
Recoveries	125,571	274,093	12,036
Acquisition	48,073	—	—

Balance at the end of year	$525,000	$475,000	$565,000

NOTE 5 - Inventories:

	December 31,
	2004	2003
Finished goods	$39,347,976	$30,826,116
Work in process	648,197	386,517
Raw materials	5,745,237	5,167,837

	$45,741,410	$36,380,470

NOTE 6 - Property, Plant and Equipment:

	December 31,
	2004	2003
Land	$2,030,166	$2,054,842
Buildings, improvements and leaseholds	9,746,252	10,233,075
Machinery, equipment and fixtures	47,929,353	43,235,243

	59,705,771	55,523,160
Accumulated depreciation and amortization	37,643,412	37,233,724

	$22,062,359	$18,289,436

Depreciation and amortization charges were approximately $3,311,000, $3,602,000, and $4,217,000, in 2004, 2003, and 2002, respectively.

NOTE 7 – Long-Term Debt:

	December 31, 2004	December 31, 2003
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	6,266,047	7,445,068
Note payable to Bank of America, 0% interest payable in three equal installments on July 1, 2005, January 1, 2006, and January 1, 2007	990,329	—

	7,256,376	7,445,068
Less payments due within one year included in current liabilities	1,593,807	1,179,021

Long-term debt less current maturities	$5,662,569	$6,266,047

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (3.0% at December 31, 2004). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2004, approximately $552,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($76,378,000 at December 31, 2004); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2004, under the most restrictive terms of the debt agreements, retained earnings of approximately $7,916,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

The Company prepaid the balance of its 6.65% note payable to Mass Mutual, including a prepayment penalty of approximately $285,000, on March 18, 2002. This penalty is included in selling and administrative expenses for the year ended December 31, 2002.

Scheduled principal payments on long-term obligations are $1,594,000 in 2005; $1,683,000 in 2006; $1,778,000 in 2007, $1,551,000 in 2008, and $650,000 in 2009.

NOTE 8 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2004	2003	2002
Current:
Federal	$1,832,000	$3,015,000	$2,244,000
State and local	78,000	70,000	191,000

	1,910,000	3,085,000	2,435,000
Deferred	850,000	15,000	460,000

	$2,760,000	$3,100,000	$2,895,000

The significant components of the deferred income tax liability are as follows:

	2004	2003
Deferred income tax assets:
Operating reserves and other accruals	$2,491,000	$2,709,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	2,404,000	2,231,000
Deferred expenses	1,102,000	643,000

Net deferred income tax liability	$1,015,000	$165,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2004	2003	2002
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	0.6	0.5	1.6
Other items	(0.7)	0.7	0.6

Effective income tax rate	33.9%	35.2%	36.2%

NOTE 9 – Benefit Plans:

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

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2004 and 2003:

	December 31,
	2004	2003
Changes in benefit obligation
Benefit obligation at beginning of year	$17,107,000	$17,317,000
Service cost	672,000	699,000
Interest cost	1,033,000	1,096,000
Actuarial loss (gain)	498,000	(458,000)
Settlement	—	129,000
Benefits paid	(1,028,000)	(1,676,000)

Benefit obligation at end of year	18,282,000	17,107,000

Changes in plan assets
Fair value of plan assets at beginning of year	15,202,000	12,614,000
Actual return on assets	1,157,000	2,064,000
Employer contributions	1,943,000	2,200,000
Benefits paid	(1,028,000)	(1,676,000)

Fair value of plan assets at end of year	17,274,000	15,202,000

Reconciliation of funded status
Underfunded status	(1,008,000)	(1,905,000)
Unrecognized net actuarial loss	2,550,000	1,993,000
Unrecognized prior service costs	420,000	592,000

Prepaid benefit costs	$1,962,000	$680,000

	2004	2003
Amounts Recognized in Consolidated Balance Sheet
Prepaid benefit cost	$2,886,000	$2,030,000
Accrued benefit liability	(924,000)	(1,350,000)

Net amount recognized	$1,962,000	$680,000

Included in the above table are pension plans with aggregate projected benefit obligations in excess of plan assets. The aggregate projected benefit obligations for these plans were $13,630,000 and $12,659,000 at December 31, 2004 and 2003, respectively. The fair value of plan assets for these plans were $11,574,000 and $9,889,000 at December 31, 2004 and 2003, respectively.

Included in the above table are pension plans with aggregate accumulated benefit obligations in excess of plan assets. The aggregate accumulated benefit obligations for these plans were $386,000 and $489,000 at December 31, 2004 and 2003, respectively. There are no plan assets for these plans at December 31, 2004 and 2003, respectively.

The following table presents the net periodic pension expense under our plans:

	2004	2003	2002
Service cost - benefits earned during the period	$672,000	$699,000	$760,000
Interest cost on projected benefit obligation	1,033,000	1,096,000	1,075,000
Expected return on plan assets	(1,249,000)	(1,002,000)	(953,000)
Amortization of prior service cost	172,000	171,000	166,000
Recognized actuarial loss (gain)	34,000	214,000	61,000
Settlement loss	—	184,000	—
Curtailment loss	—	—	—
Termination loss	—	—	—

Net periodic pension cost after curtailments and settlements	$662,000	$1,362,000	$1,109,000

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans:

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2002	6.50%	6.50%	8.00%	8.00%	4.50%	N/A
2003	6.20%	6.20%	8.00%	8.00%	4.50%	N/A
2004	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2002	7.25%	7.25%	8.00%	8.00%	4.50%	N/A
2003	6.50%	6.50%	8.00%	8.00%	4.50%	N/A
2004	6.20%	6.20%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2004, 2003 and target allocation for 2005 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2004	2003	2005
Equity securities	70%	69%	60-70%
Fixed income	30	31	30-40

Total	100%	100%	100%

We plan to contribute approximately $500,000 to our defined benefit pension plans in 2005.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2005	$356,000
2006	1,051,000
2007	820,000
2008	713,000
2009	925,000
2010-2014	$5,494,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2004, 2003, and 2002 were approximately $147,000, $148,000, and $159,000, respectively.

NOTE 10 – Quarterly Results for 2003 and 2004 (Unaudited):

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$31,616,215	$34,927,189	$36,016,237	$34,766,700

Earnings before taxes on income	$966,186	$1,983,065	$3,059,887	$2,794,772

Net earnings	$626,186	$1,283,065	$1,989,887	$1,804,772

Basic net earnings per common share	$0.09	$0.18	$0.28	$0.25

Diluted net earnings per common share	$0.09	$0.18	$0.27	$0.24

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Average outstanding shares (Basic)	7,150,767	7,138,115	7,225,470	7,339,229

Average outstanding shares (Diluted)	7,257,680	7,230,412	7,407,808	7,539,446

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$33,765,220	$35,400,090	$36,960,340	$37,441,823

Earnings before taxes on income	$1,750,468	$1,937,333	$2,763,113	$1,687,773

Net earnings	$1,130,468	$1,277,333	$1,803,113	$1,167,773

Basic net earnings per common share	$0.15	$0.17	$0.24	$0.16

Diluted net earnings per common share	$0.15	$0.17	$0.24	$0.15

Dividends per common share	$0.14	$0.14	$0.14	$0.14

Average outstanding shares (Basic)	7,394,795	7,442,372	7,464,850	7,448,794

Average outstanding shares (Diluted)	7,588,541	7,634,435	7,592,817	7,559,328

The independent registered public accounting firms made limited reviews of the 2003 and 2004 quarterly financial information in accordance with standards established by the American Institute of Certified Public Accountants. Such reviews were substantially less in scope than examinations in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinions were expressed.

NOTE 11 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $751,000, $744,000, and $1,081,000, for the years ended December 31, 2004, 2003, and 2002, respectively. Long-term lease commitments totaling $724,000 are as follows: 2005 - $321,000; 2006 - $157,000; 2007 - $156,000; and 2008 - $90,000.

NOTE 12 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 13 – Stock Options:

In 1993 the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2004 follows:

	No. of Shares	Weighted Average Exercise Price	Total	Market Price
Outstanding January 1, 2002	849,550	$11.09	$9,418,560
Granted	214,500	9.66	2,071,511	$2,061,513
Exercised	(114,350)	8.65	(989,358)
Lapsed	(105,575)	13.89	(1,466,634)
Cancelled	(46,325)	11.79	(545,958)

Outstanding December 31, 2002	797,800	10.64	8,487,823
Granted	274,025	12.46	3,414,223	$3,404,219
Exercised	(274,325)	9.74	(2,671,671)
Lapsed	(112,050)	15.76	(1,765,525)
Cancelled	(23,275)	10.81	(251,663)

Outstanding December 31, 2003	662,175	10.73	7,103,553
Granted	244,475	14.97	3,659,918	$3,659,918
Exercised	(160,900)	10.31	(1,659,390)
Lapsed	(22,175)	17.30	(383,705)
Cancelled	(13,750)	13.36	(183,705)

Outstanding December 31, 2004	709,825	$12.03	$8,536,671

The weighted average fair value of options granted for each of the years ended December 31, 2004, 2003 and 2002 was $2.93, $2.18 and $1.48, respectively. At December 31, options available to issue were 468,675 for 2002, 2,412,725 for 2003 and 2,199,125 for 2004. Options have never been repriced by the Company in any year.

The following table summarizes information about stock options outstanding as of December 31, 2004:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.13 to $10.45	237,225	1.8	$9.16
11.02 to 13.78	231,025	3.5	12.35
14.00 to 17.13	241,575	4.3	14.99

$8.13 to $17.13	709,825	3.2	$12.18

	Related Party Options	Other Options
Exercise price
2004	$15.11	$14.60-$16.00
2003	$11.02-$13.37	$11.02-$13.55
2002	$10.45	$9.50 - $9.75

Market price
2004	$15.11	$14.60-$16.00
2003	$11.02-$12.15	$11.02-$13.55
2002	$9.50	$9.50 - $9.75

Risk free interest rate
2004	3.07%	3.07%-3.69%
2003	2.80%-2.90%	2.80%-2.90%
2002	4.30%	3.81% - 4.30%

Expected option life	5 years	5-10 years
Expected volatility
2004	29.2%	28.1%-30.2%
2003	28.2%-28.3%	28.2%-29.3%
2002	28.1%	28.1%-28.3%

Dividend yield	4.5%	3.4%-4.5%

NOTE 14 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2004	2003	2002
Net Income used in the computation of basic and diluted earnings per share	$5,378,687	$5,703,910	$593,085

Weighted average shares outstanding	7,437,703	7,213,395	7,074,435
Common stock equivalents	156,077	145,441	92,936

Total weighted average shares outstanding	7,593,780	7,358,836	7,167,371

Earnings per share:
Basic	$0.72	$0.79	$0.08

Diluted	$0.71	$0.78	$0.08

Options to purchase 225,075 shares of common stock at $14.60 to $15.11 per share were outstanding during the second half of 2004 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. The options, which expire between February 5, 2009 and July 22, 2009, were still outstanding at December 31, 2004.

NOTE 15 – Accrued Expenses:

	December 31,
	2004	2003
Salaries, wages, commissions and vacation pay	$1,311,731	$1,372,880
Other accrued expenses	2,449,929	3,706,102

	$3,761,660	$5,078,982

NOTE 16 – Supplemental Information:

	Year Ended December 31,
	2004	2003	2002
Income taxes paid	$2,724,263	$2,351,386	$2,079,607

Interest paid	$635,437	$695,334	$876,826

Non-cash investing transactions are excluded from the consolidated statement of cash flows. For the year ended December 31, 2004, non-cash activities included $990,329 in fixed asset acquisitions financed with long-term borrowings of the same amount. The years ended December 31, 2003 and 2002 did not include any such non-cash transactions.

NOTE 17 – Stock Repurchase Plan:

In July 2002, the Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of up to 750,000 of its common shares. The Company reacquired and retired 94,950, 35,000, and 16,000 of its common shares in the years ended December 31, 2004, 2003 and 2002, respectively, with costs of $1,312,000, $366,000, and $178,300, respectively. 39,850 shares of the stock repurchased during 2004 were purchased from five members of senior management of the Company at $13.88 per share. At December 31, 2004, the Company had 604,050 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Superior Uniform Group, Inc.

We have audited the consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the “Company) as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Uniform Group, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Directors and Shareholders

Superior Uniform Group, Inc.

Seminole, Florida

We have audited the accompanying consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (the “Company”) as of December 31, 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 and recorded a cumulative effect of a change in accounting principle as of January 1, 2002.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

February 27, 2004

PART II

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 8, 2004, with the approval of the Audit Committee of the Board of Directors, Superior Uniform Group, Inc., (the “Registrant”) engaged Grant Thornton LLP as its principal accountant to audit the financial statements of the Registrant. The Registrant dismissed Deloitte & Touche, LLP on June 8, 2004 as its principal accountant to audit the Registrant’s financial statements. Prior to the engagement of Grant Thornton, Deloitte & Touche LLP had served as the principal accountant to audit the Registrant’s financial statements for a period including the Registrant’s two most recent fiscal years. The decision to change accountants was approved by the Audit Committee of the Registrant’s Board of Directors.

Deloitte & Touche LLP audited the Registrant’s financial statements for the years ended December 31, 2003, and 2002, and issued its audit report dated February 27, 2004. During the two most recent fiscal years and the subsequent interim period preceding June 8, 2004 (date of dismissal), no report of Deloitte & Touche LLP on the Registrant’s financial statements contained an adverse opinion or a disclaimer of opinion, nor was one qualified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding June 8, 2004 (date of dismissal), there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreements in connection with its report on the Registrant’s financial statements for any such periods. Deloitte & Touche LLP has furnished the Registrant with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements, which was filed as Exhibit 16 to a current report on Form 8-K filed on June 14, 2004.

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

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the date of filing this Form 10-K, we are in the process of completing the testing of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management report of the effectiveness of our internal controls over financial reporting and for our Independent Registered Public Accounting Firm to attest to this report. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of these reports and attestations by eligible companies. We elected to use this 45-day extension; therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K, which we expect to file no later than April 30, 2005.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information NONE
PART III
Item 10.	Directors and Executive Officers of the Registrant
BOARD OF DIRECTORS

	Gerald M. Benstock	Chairman of the Board and Executive Committee

	Michael Benstock	Chief Executive Officer

	Alan D. Schwartz	President

	Peter Benstock	Executive Vice President

	Manuel Gaetan, Ph.D. PE	President, CEO, MGR Enterprises, Inc.

	Robin Hensley	President, Raising the Bar

	Sidney Kirschner	Retired, President and CEO, Northside Hospital, Inc.

	Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank

	Arthur Wiener	Retired, Chief Executive Officer, Galey and Lord, Inc.

EXECUTIVE OFFICERS

	Gerald M. Benstock	Chairman of the Board and Executive Committee

	Michael Benstock	Chief Executive Officer

	Alan D. Schwartz	President

	Peter Benstock	Executive Vice President

	Andrew D. Demott, Jr.	Senior Vice President, Chief Financial Officer and Treasurer

	Richard T. Dawson	Vice President, General Counsel and Secretary
The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2005 Annual Meeting of Shareholders.
Item 11.

Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2005 Annual Meeting of Shareholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2005 Annual Meeting of Shareholders.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 5 of Part I of this report.

Item 13.

Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2005 Annual Meeting of Shareholders.

Item 14.

Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2005 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
			Page
(a)	1.	Consolidated Financial Statements

		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:

		Consolidated statements of earnings - years ended December 31, 2004, 2003, and 2002	12

		Consolidated balance sheets - December 31, 2004 and 2003	13

		Consolidated statements of shareholders’ equity - years ended December 31, 2004, 2003, and 2002	14

		Consolidated statements of cash flows - years ended December 31, 2004, 2003, and 2002	15

		Notes to consolidated financial statements	16-27

		Reports of Independent Registered Public Accounting Firms	28-29

(a)	2.	Financial Statement Schedules

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

		See Exhibit Index

(b)		Reports on Form 8-K:

		On October 25, 2004, the Company filed a report on Form 8-K containing a press release announcing its earnings for the third quarter of 2004.

(c)		See (a) 3. above.

(d)		None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
BY: Michael. Benstock
(Chief Executive Officer and Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
BY: Andrew D. Demott, Jr.
(Treasurer, Principal Accounting Officer and Principal Financial Officer)

DATE: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, March 16, 2005	Alan D. Schwartz, March 16, 2005
(Chairman)	(Director)

/s/ Peter Benstock	/s/ Robin Hensley
Peter Benstock, March 16, 2005	Robin Hensley, March 16, 2005
(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, March 16, 2005	Sidney Kirschner, March 16, 2005
(Director)	(Director)

/s/ Arthur Wiener	/s/ Paul Mellini
Arthur Wiener, March 16, 2005	Paul Mellini, March 16, 2005
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.
EXHIBIT INDEX

(a)	3.	Exhibits

			Exhibit No.:	Description

			3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

			3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

			4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.

			4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.

			4.3	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated by reference.

			4.4	Third amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note.

			10.1	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.

			10.2	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.

			10.3	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.

			10.4	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 and incorporated herein by reference.

			13.	Forms 10-Q for the first three quarters of 2004 - herein incorporated by reference to Registrant’s filings thereof with the Securities and Exchange Commission.

			14	Code of Ethics filed as Exhibit 10.4 to the Registrant’s 2003 Annual Report on Form 10-K and incorporated herein by reference.

			21.	Subsidiaries of the Registrant.

			23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

			23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

			31.1	Certification of Chief Executive Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			31.2	Certification of Chief Financial Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			32.1	Written Statement of Chief Executive Officer pursuant to 18 U.SC Section 1350

			32.2	Written Statement of Chief Financial Officer pursuant to 18 U.SC Section 1350