Form 10-K/A
period 2004-12-31
SUPERIOR UNIFORM GROUP INC
filed 2005-04-28
CIK 95574

FORM 10-K/A

(Amendment No. 1)

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

Exhibit index may be found on Page 34.

EXPLANATORY NOTE

This Amendment No. 1 to Superior Uniform Group, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (which was filed on March 16, 2005, the “Original Filing”) is being filed pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than forty five days after the prescribed period for filing such Annual Report, which in our case extended the deadline for filing the internal control report until April 30, 2005. In compliance with the exemptive order, the Company is filing this Amendment to update Item 9A — Controls and Procedures to include:

•	Management’s annual report on internal control over financial reporting; and

•	Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and the effectiveness of internal control over financial reporting.

As a result of this Amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) Consent of Independent Registered Public Accounting Firms dated April 27, 2005 to cover their reports are being filed.

The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Item 9A.

Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•      provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control - Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Grant Thornton LLP, an independent registered certified public accounting firm, as stated in their report which is included herein.

Report Of Independent Registered Public Accounting Firm

Board of Directors and

Shareholders of Superior Uniform Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Superior Uniform Group, Inc. (a Florida Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Uniform Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Superior Uniform Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, Superior Uniform Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Tampa, Florida April 27, 2005

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

DATE: April 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, April 28, 2005	Alan D. Schwartz, April 28, 2005
(Chairman)	(Director)

/s/ Peter Benstock	/s/ Robin Hensley
Peter Benstock, April 28, 2005	Robin Hensley, April 28, 2005
(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, April 28, 2005	Sidney Kirschner, April 28, 2005
(Director)	(Director)

/s/ Arthur Wiener	/s/ Paul Mellini
Arthur Wiener, April 28, 2005	Paul Mellini, April 28, 2005
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.
EXHIBIT INDEX

(a)	3.	Exhibits

			Exhibit No.:	Description

			3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

			3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

			4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.

			4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.

			4.3	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated by reference.

			4.4	Third amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note as filed as Exhibit 4.4 to the Registrant’s 2004 Annual Report on Form 10-K and incorporated herein by reference.

			10.1	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.

			10.2	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.

			10.3	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.

			10.4	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 and incorporated herein by reference.

			13.	Forms 10-Q for the first three quarters of 2004 - herein incorporated by reference to Registrant’s filings thereof with the Securities and Exchange Commission.

			14	Code of Ethics filed as Exhibit 10.4 to the Registrant’s 2003 Annual Report on Form 10-K and incorporated herein by reference.

			21.	Subsidiaries of the Registrant, as filed as Exhibit 21 to the Registrant’s 2004 Annual Report on Form 10-K and incorporated herein by reference.

			23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

			23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

			31.1	Certification of Chief Executive Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			31.2	Certification of Chief Financial Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			32.1	Written Statement of Chief Executive Officer pursuant to 18 U.SC Section 1350

			32.2	Written Statement of Chief Financial Officer pursuant to 18 U.SC Section 1350