Form 10-Q
period 2005-03-31
SUPERIOR UNIFORM GROUP INC
filed 2005-05-06
CIK 95574

FORM l0-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	I.R.S. Employer Identification No. 11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

As of April 28, 2005 the registrant had 7,451,662 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005		2004
Net sales	$31,857,089		$33,765,220

Costs and expenses:
Cost of goods sold	21,515,614		22,538,900
Selling and administrative expenses	9,980,168		9,317,791
Interest expense	141,864		158,061

	31,637,646		32,014,752

Earnings before taxes on income	219,443		1,750,468
Taxes on income	80,000		620,000

Net earnings	$139,443		$1,130,468

Weighted average number of shares out-standing during the period
(Basic)	7,445,442	Shs.	7,394,795	Shs.
(Diluted)	7,552,475	Shs.	7,588,541	Shs.

Basic net earnings per common share	$0.02		$0.15

Diluted net earnings per common share	$0.02		$0.15

Dividends per common share	$0.135		$0.135

The results of the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the full year ending December 31, 2005.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,821	$150,563
Accounts receivable and other current assets	29,672,797	27,896,662
Inventories*	47,714,968	45,741,410

TOTAL CURRENT ASSETS	77,539,586	73,788,635

PROPERTY, PLANT AND EQUIPMENT, net	21,725,009	22,062,359
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	1,428,952	1,488,492
OTHER ASSETS	7,425,616	7,322,229

	$109,736,574	$106,279,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,089,225	$7,177,596
Accrued expenses	4,097,143	3,761,660
Current portion of long-term debt	1,945,386	1,593,807

TOTAL CURRENT LIABILITIES	15,131,754	12,533,063

LONG-TERM DEBT	7,298,781	5,662,569
DEFERRED INCOME TAXES	855,000	1,015,000
SHAREHOLDERS’ EQUITY	86,451,039	87,068,494

	$109,736,574	$106,279,126

* Inventories consist of the following:

	March 31, 2005 (Unaudited)	December 31, 2004
Finished goods	$40,881,111	$39,347,976
Work in process	830,438	648,197
Raw materials	6,003,419	5,745,237

	$47,714,968	$45,741,410

(1)	The balance sheet as of December 31, 2004 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$139,443	$1,130,468
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	986,255	801,523
Provision for bad debts	1,000	29,000
Deferred income tax benefit	(160,000)	(65,000)
Changes in assets and liabilities, net of acquisition:
Accounts receivable and other current assets	(1,777,135)	725,617
Inventories	(1,973,558)	1,040,798
Other assets	(20,333)	23,897
Accounts payable	1,911,629	411,063
Accrued expenses	453,483	1,424,291

Net cash flows (used in) provided by operating activities	(439,216)	5,521,657

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(598,095)	(1,726,299)
Disposals of property, plant and equipment	8,730	165,694
Purchase of business, net of cash acquired	—	(6,275,699)
Other assets	(83,054)	(18,565)

Net cash used in investing activities	(672,419)	(7,854,869)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,297,000	—
Repayment of long-term debt	(309,209)	(287,864)
Payment of cash dividends	(1,005,647)	(998,712)
Proceeds received on exercised stock options	130,749	574,487

Net cash provided by (used in) financing activities	1,112,893	(712,089)

Net increase (decrease) in cash and cash equivalents	1,258	(3,045,301)

Cash and cash equivalents balance, beginning of year	150,563	14,915,079

Cash and cash equivalents balance, end of period	$151,821	$11,869,778

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2004, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three months ended March 31, 2005 has been reviewed by Grant Thornton LLP, independent certified public accountants, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

b) Revenue recognition

The Company records revenue as products are shipped and title passes. A provision for estimated returns and allowances is recorded based on historical experience and current allowance programs.

c) Recognition of costs and expenses

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended March 31, 2005 and 2004, respectively, were $11,681 and $35,399.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in Net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,330,416, and $1,777,839 in 2005 and 2004, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

g) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year.

h) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

	Three Months Ended March 31,
	2005	2004
Earnings used in the computation of basic and diluted earnings per common share:
Net earnings	$139,443	$1,130,468

Weighted average shares outstanding	7,445,442	7,394,795
Common stock equivalents	107,033	193,746

Total weighted average shares outstanding	7,552,475	7,588,541

Earnings per common share:
Basic net earnings	$0.02	$0.15

Diluted net earnings	$0.02	$0.15

i) Use of Estimates

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

j) Comprehensive Income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the fair value of derivatives accounted for as cash flow hedges.

	Three Months Ended March 31,
	2005	2004
Net earnings	$139,443	$1,130,468
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	118,000	(5,000)

Comprehensive income	$257,443	$1,125,468

k) Operating Segments

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

l) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,956,838 is designated as a hedged item for interest rate swaps at March 31, 2005.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $118,000 and a loss of $5,000 was included in other comprehensive income for the three months ended March 31, 2005 and 2004, respectively. The original term of the contract is ten years.

m) Stock-based Compensation:

The Company continues to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, and has adopted the disclosure requirements of FAS 148. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and earnings per common share as if the fair value based method had been applied to all awards in each period.

	Three Months Ended March 31,
	2005	2004
Net earnings, as reported	$139,443	$1,130,468
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	561,927	401,521

Pro forma net (loss) earnings	$(422,484)	$728,947

Net earnings (loss) per common share:
Basic – as reported	$0.02	$0.15

Basic – pro forma	$(0.06)	$0.10

Diluted – as reported	$0.02	$0.15

Diluted – pro forma	$(0.06)	$0.10

n) Reclassifications

Certain reclassifications to the 2004 financial information have been made to conform to the 2005 presentation of the condensed consolidated summary of operations.

NOTE 2 – Recent Accounting Pronouncements:

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

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. FAS 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. The Company has not yet evaluated the impact of adoption of this pronouncement that must be adopted in the first quarter of our fiscal year 2006.

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

NOTE 3 - Long-Term Debt:

	March 31, 2005	December 31, 2004
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$2,297,000	$—

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	5,956,838	6,266,047

Note payable to Bank of America, 0% interest payable in three equal installments on July 1, 2005, January 1, 2006, and January 1, 2007	990,329	990,329

	9,244,167	7,256,376

Less payments due within one year included in current liabilities	1,945,386	1,593,807

Long-term debt less current maturities	$7,298,781	$5,662,569

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (3.5% at March 31, 2005). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2005, approximately $372,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($76,448,000 at March 31, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $7,170,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31,:

	2005	2004
Service cost - benefits earned during the period	$167,000	$168,000
Interest cost on projected benefit obligation	270,000	258,000
Expected return on plan assets	(345,000)	(312,000)
Amortization of prior service cost	44,000	43,000
Recognized actuarial loss	20,000	8,000

Net periodic pension cost	$156,000	$165,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2005 or 2004.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid (refunded) for income taxes was $17,172 and $(7,529), respectively for the three-month periods ended March 31, 2005 and 2004. Cash paid for interest was $147,399 and $161,974, respectively for the three-month periods ended March 31, 2005 and 2004.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniforms Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of March 31, 2005, the related condensed consolidated summary of operations for the three-month period ended March 31, 2005, and the condensed consolidated summary of cash flows for the three-month period ended March 31, 2005. These financial statements are the responsibility of the Company’s management.

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

The condensed consolidated summary of operations for the three-month period ended March 31, 2004, and the condensed consolidated summary of cash flows for the three-month period ended March 31, 2004, were reviewed by other accountants whose reports dated April 21, 2004, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Tampa, Florida

April 27, 2005

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition, Sales Returns and Allowances, and Allowance for Doubtful Accounts

The Company recognizes revenue in the period in which the product is shipped and title passes. The Company provides an allowance for estimated returns and allowances each period based upon historical experience and current allowance programs. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Results of Operations

Net sales decreased from $33,765,220 for the three months ended March 31, 2004 to $31,857,089 for the three months ended March 31, 2005. The decrease is primarily attributed to the January implementation of our new Warehouse Management

System. During the latter half of January and through the month of February, we experienced significant difficulty in shipping customer orders. As a result, sales for the first two months of the quarter were down approximately $2.8 million. We continue to improve the operating efficiency of the system and were able to make up approximately $900,000 in revenues during the month of March as compared to the prior year month. Our backlog of open orders at March 31, 2005 was approximately $7.5 million as compared to $6.0 million at March 31, 2004.

Cost of goods sold, as a percentage of sales, approximated 67.5% and 66.8%, respectively, for the three months ended March 31, 2005 and 2004. The increase as a percentage of sales is primarily attributed to lower sales and manufacturing levels in the current period to cover fixed overhead expenses. The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of sales approximated 31.3% for the first three months of 2005 as compared to 27.6% for the first three months of 2004. The increase as a percentage of sales is attributed to the decrease in sales volume in the current period (2.0%) and increased salaries and wages primarily associated with the new Warehouse Management System issues in the current quarter (1.0%).

Interest expense of $141,864 for the three-month period ended March 31, 2005 decreased 10.2% from $158,061 for the similar period ended March 31, 2004. This decrease is attributed primarily to lower outstanding borrowings under the Company’s fixed rate term loan with Wachovia.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 6.4% from $27,896,662 on December 31, 2004 to $29,672,797 as of March 31, 2005 due primarily to higher sales in the month of March 2005 versus December of 2004.

Inventories as of March 31, 2005 increased 4.3% to $47,714,968 from $45,741,410 on December 31, 2004 due primarily to lower than expected sales in the first three months of 2005 as a result of shipping difficulties experienced with the Company’s new Warehouse Management System.

Other Intangible Assets decreased from $1,488,492 at December 31, 2004 to $1,428,952 as a result of scheduled amortization of the intangible assets.

Accounts payable increased 26.6% from $7,177,596 on December 31, 2004 to $9,089,225 on March 31, 2005 due primarily to the increase in inventory levels.

Cash and cash equivalents increased by $1,528 from $150,563 on December 31, 2004 to $151,821 as of March 31, 2005. This increase is attributed to $418,883 used in operating activities and $692,752 used in investing activities offset by $1,112,893 provided by financing activities. The $692,752 used in investing activities consists primarily of $598,095 utilized for additions to fixed assets. Total borrowings under long-term debt agreements increased by $1,987,791 from $7,256,376 on December 31, 2004 to $9,244,167 on March 31, 2005 as a result of $2,297,000 of borrowings under the Company’s revolving credit agreement during the three months ended March 31, 2005, offset by scheduled repayments of outstanding borrowings. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At March 31, 2005, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($76,448,000 at March 31, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At March 31, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $7,170,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2005 and 2004, respectively, the Company paid cash dividends of $1,005,647 and $998,712. The Company did not reacquire any shares of its Common Stock in the three-month periods ended March 31, 2005 and 2004. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant change in the Company’s interest expense for the quarter ended March 31, 2005.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,956,838 is designated as a hedged item for interest rate swaps at March 31, 2005. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $ 118,000 and a loss of $5,000 was included in other comprehensive income for the three months ended March 31, 2005 and 2004, respectively. The original term of the contract is ten years.

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

None.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

None.

ITEM 5. Other Information

On March 25, 2005, the Company filed a report on Form 8-K regarding entering into a contract for the sale of its plant in Tampa, Florida. The transaction contemplated by this contract has not yet closed. The Registrant may, at its option, continue to occupy the plant for up to one year following the closing by making lease payments to the purchaser in the amount of $21,600 per month.

ITEM 6. Exhibits

Exhibits

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

Date: May 6, 2005	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
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