Form 10-Q
period 2005-06-30
SUPERIOR UNIFORM GROUP INC
filed 2005-08-02
CIK 95574

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

As of July 25, 2005, the Registrant had 7,470,655 shares of common stock outstanding, which is Registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales	$34,858,915	$35,400,090

Costs and expenses:
Cost of goods sold	24,057,231	23,828,577
Selling and administrative expenses	9,663,516	9,477,603
Interest expense	161,635	156,577

	33,882,382	33,462,757

Earnings before taxes on income	976,533	1,937,333
Taxes on income	330,000	660,000

Net earnings	$646,533	$1,277,333

Weighted average number of shares outstanding during the period
(Basic)	7,446,900 Shs.	7,442,372 Shs.
(Diluted)	7,518,508 Shs.	7,634,435 Shs.

Basic net earnings per common share	$0.09	$0.17

Diluted net earnings per common share	$0.09	$0.17

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Continued)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net sales	$66,716,004	$69,165,310

Costs and expenses:
Cost of goods sold	45,572,844	46,367,477
Selling and administrative expenses	19,643,686	18,795,394
Interest expense	303,499	314,638

	65,520,029	65,477,509

Earnings before taxes on income	1,195,975	3,687,801
Taxes on income	410,000	1,280,000

Net earnings	$785,975	$2,407,801

Weighted average number of shares outstanding during the period
(Basic)	7,446,171 Shs.	7,418,583 Shs.
(Diluted)	7,535,491 Shs.	7,611,488 Shs.

Basic net earnings per common share	$0.11	$0.32

Diluted net earnings per common share	$0.10	$0.32

Dividends per common share	$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,128	$150,563
Accounts receivable and other current assets	29,580,704	27,896,662
Inventories*	44,895,222	45,741,410

TOTAL CURRENT ASSETS	74,628,054	73,788,635

PROPERTY, PLANT AND EQUIPMENT, NET	21,786,395	22,062,359
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	1,369,413	1,488,492
OTHER ASSETS	7,466,794	7,322,229

	$106,868,067	$106,279,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,605,736	$7,177,596
Other current liabilities	4,181,252	3,761,660
Current portion of long-term debt	1,967,658	1,593,807

TOTAL CURRENT LIABILITIES	11,754,646	12,533,063

LONG-TERM DEBT	8,153,135	5,662,569
DEFERRED INCOME TAXES	960,000	1,015,000
SHAREHOLDERS’ EQUITY	86,000,286	87,068,494

	$106,868,067	$106,279,126

* Inventories consist of the following:

	June 30, 2005 (Unaudited)	December 31, 2004 (1)
Finished goods	$38,925,051	$39,347,976
Work in process	562,779	648,197
Raw materials	5,407,392	5,745,237

	$44,895,222	$45,741,410

(1)	The balance sheet as of December 31, 2004 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$785,975	$2,407,801
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,023,538	1,700,907
Provision for bad debts	49,000	6,000
Deferred income tax (benefit) provision	(55,000)	135,000
Changes in assets and liabilities, net of acquisition:
Accounts receivable and other current assets	(1,450,358)	(77,352)
Inventories	846,188	492,964
Prepaid expenses and other current assets	(282,684)	(167,576)
Other assets	68,489	(34,628)
Accounts payable	(1,571,860)	(519,809)
Other current liabilities	530,592	650,804

Net cash flows provided by operating activities	943,880	4,594,111

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,637,225)	(3,328,348)
Disposals of property, plant and equipment	8,730	170,008
Purchase of business, net of cash acquired	—	(6,283,920)
Other assets	(213,054)	(82,295)

Net cash used in investing activities	(1,841,549)	(9,524,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,486,000	—
Repayment of long-term debt	(621,583)	(579,388)
Payment of cash dividends	(2,011,139)	(2,003,380)
Proceeds received on exercised stock options	218,797	951,883
Common stock reacquired and retired	(172,841)	—

Net cash provided by (used in) financing activities	899,234	(1,630,885)

Net increase (decrease) in cash and cash equivalents	1,565	(6,561,329)

Cash and cash equivalents balance, beginning of year	150,563	14,915,079

Cash and cash equivalents balance, end of period	$152,128	$8,353,750

See Notes to Condensed Consolidated Interim Financial Statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2005 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three-months ended June 30, 2005 and 2004, respectively were $56,968 and $60,240. Advertising costs for the six-months ended June 30, 2005 and 2004, respectively were $68,649 and $95,639.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,141,264 and $1,749,737 for the three months ended June 20, 2005 and 2004, respectively. The shipping and handling costs included in selling and administrative expenses totaled $4,455,681 and $3,456,756, for the six months ended June 20, 2005 and 2004, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Earnings used in the computation of basic and diluted earnings per share:
Net earnings	$646,533	$1,277,333	$785,975	$2,407,801

Weighted average shares outstanding	7,446,900	7,442,372	7,446,171	7,418,583
Common stock equivalents	71,608	192,063	89,320	192,905

Total weighted average shares outstanding	7,518,508	7,634,435	7,535,491	7,611,488

Basic net earnings	$0.09	$0.17	$0.11	$0.32

Diluted net earnings	$0.09	$0.17	$0.10	$0.32

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$646,533	$1,277,333	$785,975	$2,407,801
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	(7,000)	250,000	111,000	245,000

Comprehensive income:	$639,533	$1,527,333	$896,975	$2,652,801

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

l) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,644,464 is designated as a hedged item for interest rate swaps at June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$646,533	$1,277,333	$785,975	$2,407,801

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	36,695	49,253	598,622	450,774

Pro forma net earnings	$609,838	$1,228,080	$187,353	$1,957,027

Net earnings per common share:
Basic – as reported	$0.09	$0.17	$0.11	$0.32

Basic – pro forma	$0.08	$0.17	$0.03	$0.26

Diluted – as reported	$0.09	$0.17	$0.10	$0.32

Diluted – pro forma	$0.08	$0.16	$0.02	$0.26

n) Reclassifications

Certain reclassifications to the 2004 financial information have been made to conform to the 2005 presentation.

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

NOTE 3 - Long-Term Debt:

	June 30, 2005	December 31, 2004
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$3,486,000	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	5,644,464	6,266,047
Note payable to Bank of America, 0% interest payable in three equal installments on July 1, 2005, January 1, 2006, and January 1, 2007	990,329	990,329

	10,120,793	7,256,376

Less payments due within one year included in current liabilities	1,967,658	1,593,807

Long-term debt less current maturities	$8,153,135	$5,662,569

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (3.9% at June 30, 2005). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2005, approximately $281,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loans with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($76,598,000 at June 30, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $6,635,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost - benefits earned during the period	$166,000	$168,000	$333,000	$336,000
Interest cost on projected benefit obligation	270,000	259,000	540,000	517,000
Expected return on plan assets	(345,000)	(312,000)	(690,000)	(624,000)
Amortization of prior service cost	44,000	43,000	88,000	86,000
Recognized actuarial loss	21,000	8,000	41,000	16,000

Net periodic pension cost	$156,000	$166,000	$312,000	$331,000

There were no contributions made to the Company’s benefit plans during the periods ended June 30, 2005 or 2004.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $373,522 and $1,996,371, respectively for the six-month periods ended June 30, 2005 and 2004. Cash paid for interest was $311,125 and $327,241, respectively for the six-month periods ended June 30, 2005 and 2004.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of June 30, 2005, the related condensed consolidated summary of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated summary of cash flows for the six-month period ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

July 28, 2005

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

Results of Operations

Net sales decreased from $35,400,090 for the three months ended June 30, 2004 to $34,858,915 for the three months ended June 30, 2005. Net sales decreased from $69,165,310 for the six months ended June 30, 2004 to $66,716,004 for the six months ended June 30, 2005. The decrease in sales for the first six months of 2005 is primarily attributed to the January implementation of our new Warehouse Management System. During the latter half of January and through the month of February, we experienced significant difficulty in shipping customer orders. Although the system is now operating effectively, sales for the second quarter of 2005 were still impacted negatively as certain customers reduced their volume of business during the period.

Cost of goods sold, as a percentage of net sales, approximated 69.0% for the three months ended June 30, 2005 compared to 67.3% for the three months ended June 30, 2004. Cost of goods sold, as a percentage of net sales, approximated 68.3% for the six months ended June 30, 2005 compared to 67.0% for the six months ended June 30, 2004. The increases as a percentage of sales are primarily attributed to lower sales and manufacturing levels in the current period to cover fixed overhead expenses. The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of net sales, were approximately 27.7% and 26.8%, respectively, for the three-month periods ended June 30, 2005 and 2004. Selling and administrative expenses, as a percentage of net sales, were approximately 29.4% and 27.2%, respectively, for the first six months of 2005 and 2004. The increase as a percentage of sales in the three-month period is attributed to the decrease in sales volume in the current period (0.4%), and increased depreciation associated with the new Warehouse Management System in the current period (0.5%). The increase as a percentage of sales in the six-month period is attributed to the decrease in sales volume in the current period (1.0%), increased depreciation associated with the new Warehouse Management System in the current period (0.5%), and increased salaries and wages in the current period (0.7%).

Interest expense of $161,635 for the three-month period ended June 30, 2005 decreased 3.2% from $156,577 for the similar period ended June 30, 2004. Interest expense of $303,499 for the six-month period ended June 30, 2005 decreased 3.5% from $314,638 for the similar period ended June 30, 2004.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 6.0% from $27,896,662 on December 31, 2004 to $29,580,704 as of June 30, 2005 due primarily to the increase in the amount receivable from our contractors in Central America.

Inventories decreased 1.8% from $45,741,410 on December 31, 2004 to $44,895,222 as of June 30, 2005.

Other intangible assets decreased from $1,488,492 as of December 31, 2004 to $1,369,413 at June 30, 2005 as a result of the scheduled amortization of intangible assets.

Accounts payable decreased 21.9% from $7,177,596 on December 31, 2004 to $5,605,736 on June 30, 2005 primarily due to lower purchasing volumes related to inventories.

Cash and cash equivalents increased by $1,565 from $150,563 on December 31, 2004 to $152,128 as of June 30, 2005. This increase is attributed to $943,880 provided by operating activities offset by $1,841,549 utilized in investing activities and $899,234 provided by financing activities. The $1,841,549 utilized in investing activities consists primarily of $1,637,225 utilized for additions to fixed assets. Total borrowings under long-term debt agreements increased by $2,864,417 from $7,256,376 on December 31, 2004 to $10,120,793 on June 30, 2005 as a result of $3,486,000 of borrowings under the Company’s revolving credit agreement during the six months ended June 30, 2005, offset by scheduled repayments of outstanding borrowings. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At June 30, 2005, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($76,598,000 at June 30, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At June 30, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $6,635,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2005 and 2004, respectively, the Company paid cash dividends of $2,011,139 and $2,003,380. During the six months ended June 30, 2005, the Company reacquired and retired 15,557 shares of the Company’s Common Stock for $172,841. The Company did not reacquire any shares of its Common Stock in the first six months of 2004. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the six-month period ended June 30, 2005.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,644,464 is designated as a hedged item for interest rate swaps at June 30, 2005. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $7,000 and a gain of $250,000 were included in other comprehensive income (loss) for the three months ended June 30, 2005 and 2004, respectively. Gains of $111,000 and $245,000 were included in other comprehensive income for the six months ended June 30, 2005 and 2004, respectively. The original term of the contract is ten years.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2005 to April 30, 2005)
Month #2 (May 1, 2005 to May 31, 2005)	15,557	$11.11	15,557
Month #3 (June 1, 2005 to June 30, 2005)

TOTAL	15,557	$11.11	15,557	588,493

(1)	In July 2002, the Company’s Board of Directors approved a program to repurchase up to 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders was held on May 4, 2005. Of the 7,450,937 shares outstanding and entitled to vote at the meeting, 6,699,227 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a)	Voted for the nomination of all proposed Directors being, Messrs. G. M. Benstock, M. Benstock, A. D. Schwartz, P. Benstock, M. Gaetan, PhD, S. Kirschner, R. Hensley, P. Mellini and A. Wiener. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	6,421,716	277,511
Michael Benstock	6,427,360	271,867
Alan D. Schwartz	6,418,819	280,408
Peter Benstock	6,418,719	280,508
Manuel Gaetan	6,416,857	282,370
Sidney Kirschner	6,398,748	300,479
Robin Hensley	6,489,410	209,817
Paul Mellini	6,399,351	299,876
Arthur Wiener	6,398,748	300,479

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

b)	Ratified the appointment of Grant Thornton LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2005 with 6,682,233 votes for the motion, 3,105 votes against and 13,889 votes abstaining.

ITEM 5. Other Information

None.

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

Date: August 2, 2005	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
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