Form 10-Q
period 2005-09-30
SUPERIOR UNIFORM GROUP INC
filed 2005-11-07
CIK 95574

FORM l0-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 27, 2005, the registrant had 7,301,813 common shares outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Net sales	$34,194,000	$36,960,340

Costs and expenses:
Cost of goods sold	24,336,581	24,509,825
Selling and administrative expenses	9,465,415	9,530,370
Interest expense	163,454	157,032

	33,965,450	34,197,227

Earnings before taxes on income	228,550	2,763,113
Taxes on income	70,000	960,000

Net earnings	$158,550	$1,803,113

Weighted average number of shares outstanding during the period
(Basic)	7,447,700Shs.	7,464,850Shs.
(Diluted)	7,511,157Shs.	7,592,817Shs.

Basic net earnings per common share	$0.02	$0.24

Diluted net earnings per common share	$0.02	$0.24

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Continued)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Net sales	$100,910,004	$106,125,651

Costs and expenses:
Cost of goods sold	69,909,426	70,877,302
Selling and administrative expenses	29,109,101	28,325,765
Interest expense	466,953	471,670

	99,485,480	99,674,737

Earnings before taxes on income	1,424,524	6,450,914
Taxes on income	480,000	2,240,000

Net earnings	$944,524	$4,210,914

Weighted average number of shares outstanding during the period
(Basic)	7,446,681Shs.	7,434,006Shs.
(Diluted)	7,527,380Shs.	7,605,264Shs.

Basic net earnings per common share	$0.13	$0.57

Diluted net earnings per common share	$0.13	$0.55

Dividends per common share	$0.405	$0.405

The results of the nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the full year ending December 31, 2005.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$172,233	$150,563
Accounts receivable and other current assets	31,059,285	27,896,662
Inventories*	39,868,816	45,741,410

TOTAL CURRENT ASSETS	71,100,334	73,788,635
PROPERTY, PLANT AND EQUIPMENT, NET	21,128,490	22,062,359
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS, NET	1,309,873	1,488,492
OTHER ASSETS	7,658,088	7,322,229

	$102,814,196	$106,279,126

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,950,403	$7,177,596
Other current liabilities	3,697,342	3,761,660
Current portion of long-term debt	1,660,180	1,593,807

TOTAL CURRENT LIABILITIES	11,307,925	12,533,063

LONG-TERM DEBT	6,805,657	5,662,569
DEFERRED INCOME TAXES	865,000	1,015,000
SHAREHOLDERS’ EQUITY	83,835,614	87,068,494

	$102,814,196	$106,279,126

*	Inventories consist of the following:

	September 30, 2005	December 31, 2004 (1)
	(Unaudited)
Finished goods	$34,488,178	$39,347,976
Work in process	671,881	648,197
Raw materials	4,708,757	5,745,237

	$39,868,816	$45,741,410

(1)	The balance sheet as of December 31, 2004 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$944,524	$4,210,914
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,986,652	2,506,317
Provision for bad debts	94,000	(22,253)
Deferred income tax (benefit) provision	(150,000)	200,000
Changes in assets and liabilities:
Accounts receivable and other current assets	(3,256,623)	(1,554,542)
Inventories	5,872,594	(1,750,748)
Other assets	8,621	(54,189)
Accounts payable	(1,227,193)	1,981,174
Other current liabilities	124,682	(1,180,899)

Net cash provided from operating activities	5,397,257	4,335,774

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,903,484)	(5,666,886)
Disposals of property, plant and equipment	29,320	170,008
Purchase of business, net of cash acquired	—	(6,270,360)
Other assets	(344,480)	(267,928)

Net cash used in investing activities	(2,218,644)	(12,035,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	2,479,000	—
Repayment of long-term debt	(1,269,539)	(876,022)
Payment of cash dividends	(3,020,117)	(3,012,074)
Proceeds received on exercised stock options	498,447	1,181,449
Common stock reacquired and retired	(1,844,734)	(142,245)

Net cash used in financing activities	(3,156,943)	(2,848,892)

Net increase (decrease) in cash and cash equivalents	21,670	(10,548,284)

Cash and cash equivalents balance, beginning of year	150,563	14,915,079

Cash and cash equivalents balance, end of period	$172,233	$4,366,795

See Notes to Condensed Consolidated Interim Financial Statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2005 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three months ended September 30, 2005 and 2004, respectively were $43,854 and $47,793. Advertising costs for the nine months ended September 30, 2005 and 2004, respectively were $112,503 and $143,432.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,165,408 and $1,901,254 for the three months ended September 30, 2005 and 2004, respectively. The shipping and handling costs included in selling and administrative expenses totaled $6,641,644 and $5,374,470, for the nine months ended September 30, 2005 and 2004, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

g) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year.

h) Employee Benefit Plan Settlements

The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

i) Earnings per share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$158,550	$1,803,113	$944,524	$4,210,914
Weighted average shares outstanding	7,447,700	7,464,850	7,446,681	7,434,006
Common stock equivalents	63,457	127,967	80,699	171,258

Total weighted average shares outstanding	7,511,157	7,592,817	7,527,380	7,605,264

Basic net earnings per share	$0.02	$0.24	$0.13	$0.57

Diluted net earnings per share	$0.02	$0.24	$0.13	$0.55

j) Use of Estimates

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

k) Comprehensive Income

Total comprehensive income represents the change in equity during a period, from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in the fair value of derivatives accounted for as cash flow hedges.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$158,550	$1,803,113	$944,524	$4,210,914
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	78,000	(17,000)	189,000	228,000

Comprehensive income	$236,550	$1,786,113	$1,133,524	$4,438,914

l) Operating Segments

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

m) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,326,618 is designated as a hedged item for interest rate swaps at September 30, 2005.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness.

n) Stock-based Compensation:

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

	Three Months Ended September 30,		Nine Months Ended Sepember 30,
	2005	2004	2005	2004
Net earnings, as reported	$158,550	$1,803,113	$944,524	$4,210,914

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	165,149	306,594	763,771	757,368

Pro forma net (loss) earnings	$(6,599)	$1,496,519	$180,753	$3,453,546

Net (loss) earnings per common share:
Basic – as reported	$0.02	$0.24	$0.13	$0.57

Basic – pro forma	$0.00	$0.20	$0.02	$0.46

Diluted – as reported	$0.02	$0.24	$0.13	$0.55

Diluted – pro forma	$0.00	$0.20	$0.02	$0.45

o) Reclassifications

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

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. FAS 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first annual reporting period that begins after June 15, 2005 (i.e. first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. The Company has not yet evaluated the impact of adoption of this pronouncement that must be adopted in the first quarter of our fiscal year 2006.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact the standard will have on the Company’s consolidated financial statements.

NOTE 3 - Long-Term Debt:

	September 30 2005	December 31, 2004
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2007	$2,479,000	$—

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	5,326,618	6,266,047
Note payable to Bank of America, 0% interest payable in two equal installments on January 1, 2006, and January 1, 2007	660,219	990,329

	8,465,837	7,256,376
Less payments due within one year included in current liabilities	1,660,180	1,593,807

Long-term debt less current maturities	$6,805,657	$5,662,569

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (4.46% at September 30, 2005). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2005, approximately $745,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($75,005,000 at September 30, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $6,045,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense

The	following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost - benefits earned during the period	$167,000	$168,000	$500,000	$504,000
Interest cost on projected benefit obligation	270,000	259,000	810,000	775,000
Expected return on plan assets	(345,000)	(313,000)	(1,035,000)	(937,000)
Amortization of prior service cost	44,000	43,000	132,000	129,000
Recognized actuarial loss	20,000	9,000	61,000	25,000
Settlement loss	287,000	—	287,000	—

Net periodic pension cost	$443,000	$166,000	$755,000	$496,000

The pension settlement loss included in the table above relates to lump sum payments made to various employees upon their retirement or termination in the current year. Contributions of $500,000 were made to the Company’s benefit plans in July, 2005 and contributions of $1,943,000 were made to the Company’s benefit plans in July, 2004. No additional contributions are expected for the remainder of 2005.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $373,541 and $2,646,478, respectively, for the nine-month periods ended September 30, 2005 and 2004. Cash paid for interest was $473,242 and $485,942, respectively, for the nine-month periods ended September 30, 2005 and 2004.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of September 30, 2005, the related condensed consolidated summary of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated summary of cash flows for the nine-month period ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Tampa, Florida

October 27, 2005

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

Results of Operations

Net sales decreased from approximately $36,960,000 for the three months ended September 30, 2004 to $34,194,000 for the three months ended September 30, 2005. Net sales decreased from $106,126,000 for the nine months ended September 30, 2004 to $100,910,000 for the nine months ended September 30, 2005. The decrease in sales for the first nine months of 2005 is primarily the result of shipping difficulties that we experienced in connection with the January implementation of our new Warehouse Management System. During the latter half of January and through the month of February, we experienced significant difficulty in shipping customer orders. Although the system is now operating effectively, sales for the third quarter of 2005 were still impacted negatively as certain customers reduced their ongoing volume of business as a result of the earlier difficulties.

Cost of goods sold, as a percentage of net sales, approximated 71.2% for the three months ended September 30, 2005 compared to 66.3% for the three months ended September 30, 2004. Cost of goods sold, as a percentage of net sales, approximated 69.3% for the nine months ended September 30, 2005 compared to 66.8% for the nine months ended September 30, 2004. The increases as a percentage of sales in the three and nine-month periods are primarily attributed to lower sales and manufacturing levels in the current period to cover fixed overhead expenses and increased inventory obsolescence. Our increased inventory obsolescence resulted from lower than expected sales prior to the release of the Company’s new Defining Uniforms catalog in September 2005. The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of net sales, were approximately 27.7% and 25.8%, respectively, for the three-month periods ended September 30, 2005 and 2004. Selling and administrative expenses, as a percentage of net sales, were approximately 28.8% and 26.7%, respectively, for the first nine months of 2005 and 2004. The increase as a percentage of sales in the three-month period is attributed to the decrease in sales volume in the current period (2.1%), increased depreciation associated with the new Warehouse Management System in the current period (0.4%), and the pension settlement loss associated with the significant number of lump sum distributions made as a result of positions eliminated in the current year (0.7%). These increases were offset by the following decreases in selling and administrative expenses; reduction in salaries and wages (0.4%), and reduction in medical insurance expenses as a result of more favorable claims experience in the current period and lower numbers of employees covered under the plan (1.0%). The increase as a percentage of sales in the nine-month period is attributed to the decrease in sales volume in the current period (1.4%), increased depreciation associated with the new Warehouse Management System in the current period (0.4%), increased salaries and wages in the current period (0.3%) and the pension settlement loss associated with the significant number of positions eliminated in the current year (0.2%). These increases were offset by the reduction in medical insurance expenses as a result of more favorable claims experience in the current period (0.3%).

Interest expense of approximately $163,000 for the three-month period ended September 30, 2005 increased 4.1% from $157,000 for the similar period ended September 30, 2004. Interest expense of $467,000 for the nine-month period ended September 30, 2005 decreased 1.0% from $472,000 for the similar period ended September 30, 2004.

Liquidity and Capital Resources

Accounts receivable and other current assets increased approximately 11.3% from $27,897,000 on December 31, 2004 to $31,059,000 as of September 30, 2005. This increase is primarily attributed to an increase in deposits for inventory in transit of $2,258,000 due to hurricane related delays experienced in receiving goods from our Central American contractors and a $2,181,000 increase in the amount receivable from our Central American contractors primarily as a result of modifications in the payment terms associated with these receivables. These increases are offset by decreases in trade receivables of approximately $1,080,000 due to lower sales in the current period and a decrease of $252,000 in refundable income taxes due to the current tax provision exceeding the taxes paid year to date.

Inventories decreased approximately 12.8% from $45,741,000 on December 31, 2004 to $39,869,000 as of September 30, 2005. Finished goods inventory has declined $4,860,000 due to a planned reduction. Raw materials inventory has declined $1,036,000 due to a reduction in domestic production.

Other intangible assets decreased from approximately $1,488,000 as of December 31, 2004 to $1,310,000 at September 30, 2005, as a result of the scheduled amortization of intangible assets.

Accounts payable decreased 17.1% from approximately $7,178,000 on December 31, 2004 to $5,950,000 on September 30, 2005, primarily due to lower purchasing volumes related to inventories.

Cash and cash equivalents increased by approximately $21,000 from $151,000 on December 31, 2004 to $172,000 as of September 30, 2005. This increase is attributed to $5,397,000 provided from operating activities offset by $2,219,000 utilized in investing activities and $3,157,000 utilized in financing activities. The $2,219,000 utilized in investing activities consists primarily of $1,903,000 utilized for additions to fixed assets and $345,000 utilized to fund life insurance premiums. Total borrowings under long-term debt agreements increased by approximately $1,210,000 from $7,256,000 on December 31, 2004 to $8,466,000 on September 30, 2005 as a result of $2,479,000 of borrowings under the Company’s revolving credit agreement during the nine months ended September 30, 2005, offset by scheduled repayments of outstanding borrowings. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At September 30, 2005, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($75,005,000 at September 30, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At September 30, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $6,045,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine-month periods ended September 30, 2005 and 2004, respectively, the Company paid cash dividends of approximately $3,020,000 and $3,012,000, respectively.

During the nine months ended September 30, 2005, the Company reacquired and retired 147,169 shares of its common stock, at a cost of approximately $1,845,000. The Company reacquired and retired 10,000 shares of its common stock, at a cost of approximately $142,000, in the prior year period. The Company anticipates that it will continue to pay dividends and that it will reacquire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its anticipated funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the nine-month period ended September 30, 2005.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of approximately $5,327,000 is designated as a hedged item for interest rate swaps at September 30, 2005. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $78,000 and a loss of ($17,000) were included in other comprehensive income (loss) for the three months ended September 30, 2005 and 2004, respectively. Gains of $189,000 and $228,000 were included in other comprehensive income for the nine months ended September 30, 2005 and 2004, respectively. The original term of the contract is ten years.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2005 to July 31, 2005)

Month #2 (August 1, 2005 to August 31, 2005)	37,730	$12.40	37,730

Month #3 (September 1, 2005 to September 30, 2005)	93,882	$12.83	93,882

TOTAL	131,612	$12.70	131,612	456,881

(1)	In July 2002, the Company’s Board of Directors approved a program to repurchase up to 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

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

Date: November 7, 2005	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
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