Form 10-K
period 2005-12-31
SUPERIOR UNIFORM GROUP INC
filed 2006-03-13
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	I.R.S. Employer Identification
10055 Seminole Blvd. Seminole, Florida 33772	No. 11-1385670

Telephone	(727) 397-9611

Securities registered pursuant to Section 12 (b) of the Act:
Common Shares with a par value	Listed on
of $.001 each	American Stock Exchange

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                     Accelerated filer  ☒                     Non-accelerated filer   ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2d of the Exchange Act).    Yes  ☐    No  ☒

As of March 3, 2006, 7,153,054 common shares were outstanding, and the aggregate market value of the registrant’s common shares held by non-affiliates was approximately $76 million (based on the closing sale price of the registrant’s common shares on the American Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) ). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference:

Portions of the Registrant’s Proxy Statement to be filed on or before March 30, 2006, for its Annual Meeting of Shareholders to be held May 5, 2006, are incorporated by reference to furnish the information required by Items 10, 11, 12,13 and 14 of Part III.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company”, “Superior”, “we”, “our”, or “us” mean Superior Uniform Group, Inc. together with its subsidiary, except where the context otherwise requires. Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate”,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions the availability of manufacturing materials and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Products

Superior manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

•	Uniforms and service apparel for personnel of:

•	Hospitals and health facilities;

•	Hotels, commercial buildings, residential buildings, and food service facilities;

•	General and special purpose industrial uses;

•	Commercial enterprises (career apparel for banks, airlines, etc.);

•	Public and private safety and security organizations; and

•	Miscellaneous service uses.

•	Miscellaneous products directly related to:

•	Uniforms and service apparel specified above (e.g. operating room masks, boots, and sheets); and

•	Linen suppliers and industrial launderers, to whom a substantial portion of Superior’s uniforms and service apparel are sold; such products being primarily industrial laundry bags.

•	Corporate and resort embroidered sportswear.

Uniforms and service apparel account for in excess of 95% of total sales and revenues; no other single class of product listed above accounts for more than 10% of total sales and revenues.

Competition

Superior competes with national and regional manufacturers and also with local firms in most major metropolitan areas. Superior competes with more than three dozen firms including divisions of larger corporations. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but we believe that Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

Customers

Superior has a substantial number of customers, the largest of which accounted for only 5% of its 2005 sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock between one and two weeks after their receipt. As of March 3, 2006, the backlog of all orders that we believe to be firm was approximately $6.9 million, compared to approximately $8.9 million in the previous year.

Inventory

Superior markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products. In 2005, 2004, and 2003, approximately 73%, 70% and 75%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available.

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

Employees

Superior employed 722 persons as of December 31, 2005.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks, and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant, and you should take these risks into account in evaluating us or any investment decision involving us. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

Risks Relating To Our Industry

We face intense competition within our industry and our revenue may decrease if we are not able to respond to this competition accordingly.

Customers in the uniform and corporate identity apparel industry choose suppliers primarily based upon the quality, price and breadth of products offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors include publicly held companies such as ARAMARK (a division of ARAMARK Corporation), Cintas Corporation, Unifirst Corporation and G&K Services. We also compete with a multitude of regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

Regional or national economic slowdowns and high unemployment levels will likely have an adverse effect on our revenues and operating results.

National or regional economic slowdowns or certain industry specific slowdowns resulting in higher unemployment levels and overall weak economic conditions generally result in reductions of customers’ employees in uniform that, in turn, adversely affect our revenues. If we are unable to offset this effect through the addition of new customers (through acquisition or otherwise) or the penetration of existing customers with a broader mix of product and service offerings, our revenue growth rates will be negatively impacted. Events or conditions in a particular geographic area, such as adverse weather and other factors, could also hurt operating results. While we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover such increases.

The uniform and corporate identity apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

Prices in the uniform and corporate identity apparel industry have been declining over the past several years primarily as a result of the trend to move sewing operations offshore, the introduction of new manufacturing technologies, and increased competition. Products sewn offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore. Many of our competitors source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and if we cannot reduce our production costs or if our production costs increase and we cannot increase our prices.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a materially adverse effect on our business, results of operations or financial condition.

Changing international trade regulation and the elimination of quotas on imports of textiles and apparel may increase competition in our industry. Future quotas, duties or tariffs may increase our costs or limit the amount of products that we can import.

A portion of our operations are subject to quotas imposed by bilateral textile agreements between the countries from which we procure raw materials, and the countries where our products are manufactured. These quotas limit the amount of products that may be imported from a particular country.

In addition, the countries in which our products are manufactured or into which they are imported may from time to time impose additional new quotas, duties, tariffs and requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

Our operations are also subject to various international trade agreements and regulations such as the North American Free Trade Agreement and the Caribbean Basin Initiative, and the activities and regulations of the World Trade Organization (“WTO”). Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country. In addition, increased competition from developing countries could have a material adverse effect on our business, results of operations or financial condition.

The corporate identity apparel and uniform industry is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because we manufacture and sell uniforms, corporate identity apparel and other accessories. However, the apparel industry, including uniforms and corporate identity apparel is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired.

RISKS RELATING TO OUR BUSINESS

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our registered and common law trademarks, as well as certain of our licensed trademarks, have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our mark “Fashion Seal Uniforms” (presently registered until August 7, 2007, subject to renewal) is important to our business, as more than 50% of our products are sold under that name. We cannot assure you that third parties will not assert claims against any such intellectual property or that we will be able to successfully resolve all such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition.

In addition, some of our license agreements with third parties will expire by their terms over the next several years. There can be no assurance that we will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

Although we have long-standing customer relationships, we do not have long-term contracts with many of our customers. Sales to many of our customers are on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us. The reduction in the amount of our products purchased by several of our major customers could have a material adverse effect on our business, results of operations or financial condition.

In addition, some of our customers have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

We may undertake acquisitions to expand our business, which may pose risks to our business.

We selectively pursue acquisitions from time to time as part of our growth strategy. We compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, acquisition candidates may not be available to us in the future on favorable terms. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, we can give no assurance that we will be successful in this regard.

We are subject to local laws and regulations.

We are subject to federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. Failure to comply with such laws may expose us to potential liability and have an adverse effect on our results of operations.

Shortages of supply of sourced goods from suppliers or interruptions in our manufacturing could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2005, 2004 and 2003 approximately 73%, 70% and 75%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Certain of our existing stockholders have significant control.

At December 31, 2005, our executive officers and certain of their family members collectively beneficially owned 26.4% of our outstanding common stock, of which Gerald M. Benstock, our Chairman of the Board, beneficially owned 20.8%. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring stockholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B. Unresolved Staff	Comments

None.

Item 2. Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted), and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing locales are rented for nominal amounts due to cities providing incentives for manufacturers to locate in their area—all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

•	Seminole, Florida – Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•	Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental; used for manufacturing, warehousing, and shipping; lease expiring in 2008.

•	Tampa, Florida – Plant of approximately 15,000 square feet, leased from private owners; used for warehousing, shipping and customer service for customers located in the greater Tampa Bay area; lease expiring in 2010.

•	Miami, Florida – Plant of approximately 5,000 square feet, leased from private owners under a lease expiring in 2006; used for regional sales office, warehousing, shipping, and small retail operation.

•	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for manufacturing; lease expiring in 2009.

•	Marietta, Georgia – Plant and warehouse of approximately 25,000 square feet leased from private owners; lease expiring in 2008.

•	Portland, Oregon – Plant and warehouse of approximately 6,000 square feet leased from private owners used for warehousing and shipping, expiring in 2008.

•	Miscellaneous – Atlanta, Georgia, leased warehouse and sales office of approximately 10,000 square feet – lease expiring in 2010; Lexington, Mississippi, used for warehousing and shipping of approximately 40,000 square feet – owned; Hamburg, Arkansas, approximately 18,000 square feet, used for shipping and has a small retail operation– owned; Dallas, Texas, leased sales office of approximately 2,055 square feet – lease expiring in 2007.

Item 3. Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market Price For Superior’s Common Equity, Related Stockholder Matters and Superior Purchases of Equity Securities.

The principal market on which Superior’s common shares are traded is the American Stock Exchange; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The table below presents, for our common shares, dividend information and the quarterly high and low sales prices as reported in the consolidated transaction reporting system of the American Stock Exchange.

	QUARTER ENDED
	2005				2004
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$14.95	$14.85	$13.70	$12.80	$16.90	$16.70	$15.85	$14.95

Low	$13.26	$10.92	$11.65	$9.95	$14.00	$14.50	$12.81	$13.65

Dividends (total for 2005-$0.54; 2004-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

Our long-term debt agreements include covenants that, among other things, restrict dividends payable by us. Under the most restrictive debt agreement, retained earnings of approximately $5,379,000 were available at December 31, 2005 for declaration of dividends. We have declared cash dividends of $0.135 per share in each of the quarters for the fiscal years ending December 31, 2004 and 2005. We expect that, so long as earnings and business conditions warrant, we will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

On March 3, 2006, registrant had 232 shareholders of record and the closing price for registrant’s common shares on the American Stock Exchange was $11.36 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2005, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	849,750	$12.98	2,009,300
Equity compensation Plans not approved by Security holders	—	—	—

Total	849,750	$12.98	2,009,300

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2005 to October 31, 2005)	46,630	$12.10	46,630

Month #2 (November 1, 2005 to November 30, 2005)	101,325	$11.96	101,325

Month #3 (December 1, 2005 to December 31, 2005)
TOTAL	147,955	$12.00	147,955	308,926

(1)	In July 2002, the Company’s Board of Directors approved a program to repurchase up to 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

The following selected data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

Years Ended December 31,	2005	2004	2003	2002	2001
Net sales	$133,312,351	$143,567,473	$137,326,341	$148,106,311	$156,134,944

Costs and expenses:
Cost of goods sold	93,596,828	96,279,784	90,334,765	99,859,787	104,967,460
Selling and administrative expenses	37,610,557	38,524,803	37,491,162	39,400,795	39,342,762
Interest expense	610,781	624,199	696,504	853,081	1,623,016

	131,818,166	135,428,786	128,522,431	140,113,663	145,933,238

Earnings before taxes on income, and cumulative effect of change in accounting principle	1,494,185	8,138,687	8,803,910	7,992,648	10,201,706
Taxes on income	250,000	2,760,000	3,100,000	2,895,000	3,730,000

Earnings before cumulative effect of change in accounting principle	1,244,185	5,378,687	5,703,910	5,097,648	6,471,706
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—	—	—	(4,504,563)	—

Net earnings	$1,244,185	$5,378,687	$5,703,910	$593,085	$6,471,706

Basic net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.17	$0.72	$0.79	$0.72	$0.91
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.64)	—

Basic net earnings per common share	$0.17	$0.72	$0.79	$0.08	$0.91

Diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.17	$0.71	$0.78	$0.71	$0.91
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.63)	—

Diluted net earnings per common share	$0.17	$0.71	$0.78	$0.08	$0.91

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$97,261,057	$107,954,243	$102,973,933	$99,826,952	$112,914,563

Long-term debt	$3,979,540	$5,662,569	$6,266,047	$7,445,068	$13,549,147

Working capital	$57,968,139	$61,255,572	$66,212,497	$61,688,699	$65,117,560

Shareholders’ equity	$81,524,754	$87,068,494	$84,884,482	$80,110,389	$82,762,205

Item 7. Management’ s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS: In 2005, net sales decreased 7.1% in comparison to 2004 and in 2004, net sales increased 4.5% in comparison to 2003. The 2005 decrease is attributed to several factors. First, the Company experienced shipping difficulties through the first quarter of 2005 as a result of issues created in the implementation of its new warehouse management system at its central distribution center. As a result of these difficulties, certain customers reduced the amount of purchases that they made with the Company through the remainder of 2005. Additionally, the Company and its customers were adversely affected by several major hurricanes later in the year. These hurricanes disrupted the Company’s supply lines for several months and more significantly affected certain of our customers operations and purchasing patterns. The 2004 increase is primarily attributed to the acquisition of UniVogue during the first quarter of 2004, (+5.0%) which was offset by continuing soft demand from existing customers (-0.5%).

As a percentage of sales, cost of goods sold was 70.2% in 2005, 67.1% in 2004, and 65.8% in 2003. The percentage increase in 2005 is primarily attributed to the following items. First, standard cost of goods sold increased 0.6% as a percentage of net sales as a result of increased product costs as well as the competitive pricing market in which we operated in 2005. Secondly, reductions in sales and production volumes without corresponding decreases in overheads added approximately 2.0% to our cost of goods sold as a percentage of net sales. Finally, increased obsolescence in the current year, associated with the release of the new Defining Uniforms catalog and related product line changes, added 0.5% to cost of goods sold as a percentage of net sales. The percentage increase in 2004 was due to increased freight costs in 2004 of approximately $1,610,000 while the amounts invoiced to customers (included in net sales) for freight and handling charges only increased $651,000. Additionally, competitive pricing pressures in the market contributed to reduced margins in 2004.

As a percentage of sales, selling and administrative expenses were 28.2% in 2005, 26.8% in 2004, and 27.3% in 2003. The increase in this percentage is primarily attributed to the significant reductions in sales with less significant reductions in selling and administrative expenses. 2005 selling and administrative expenses included increased depreciation, associated primarily with the new warehouse system, of approximately $476,000; $299,000 in pension settlement losses associated with staff reductions and corresponding lump sum pension payments to employees; and $206,000 in increased severance costs associated with the staff reductions. These increases were offset by a $355,000 reduction in professional fees, primarily associated with outside consulting fees for Sarbanes-Oxley section 404 compliance work and a $665,000 reduction in medical insurance expense as a result of lower headcounts and various modifications to the Company’s medical plans. The decrease in this percentage in 2004 is attributed to the increase in sales volume, the impact of 2003 staffing and other cost reductions including the consolidation of our Martins division into our corporate offices. Additionally, we experienced a net recovery in bad debts in 2004 of $12,000 versus net bad debt expense of $218,000 in 2003. The impact of these cost savings were offset by approximately $690,000 in outside consulting costs incurred in association with our efforts to prepare for compliance with Section 404 of the Sarbanes-Oxley Act.

Interest expense as a percentage of sales was 0.5% in 2005, 0.4% in 2004, and 0.5% in 2003. The increase in 2005 is due to lower sales volume and increased borrowings outstanding during the year on the Company’s revolving debt agreement. The decrease in 2004 was due to lower average borrowings outstanding and lower interest rates.

The effective income tax rate in 2005 was 16.7%; 2004 was 33.9%; and in 2003 it was 35.2%. The decrease in 2005 is primarily attributed to a reduction in the accrual for tax contingencies during the year (-12.4%) and due to other permanent differences between book and tax income (-4.6%) due to a decrease in taxable income. The decrease in 2004 is primarily attributed to a smaller addition to the accrual for tax contingencies in 2004 as compared to 2003 relative to state income taxes.

In 2005, the Company reported net income of 0.9% of sales with a return of 1.5% on average shareholders’ equity. In 2004, the Company reported net income of 3.7% of sales with a return of 6.3% on average shareholders’ equity. In 2003, the Company reported net income of 4.2% of sales with a return of 6.9% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.

Accounts receivable decreased 4.6% from $26,938,861 on December 31, 2004 to $25,706,970 as of December 31, 2005. This decrease is primarily attributed to the decrease in sales in the current period.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations

Inventories decreased 18.7% from $45,741,410 on December 31, 2004 to $37,186,779 as of December 31, 2005. This decrease is attributed to improved inventory management procedures and a focused effort by management to reduce inventory levels.

Accounts payable decreased 31.7% from $8,852,713 on December 31, 2004 to $6,046,575 on December 31, 2005 primarily due to the lower inventory levels discussed above.

Other current liabilities decreased 15.4% from $3,761,660 on December 31, 2004 to $3,182,159 on December 31, 2005. The decrease is primarily attributed to a decrease of $278,000 in accrued workers’ compensation liabilities as a result of a shift from a self-insured workers’ compensation program in 2004 to a fully insured plan in 2005 and a reduction of $230,000 in the liability related to the Company’s interest rate swap agreement.

The working capital of the Company at December 31, 2005 was approximately $57,968,000 and the working capital ratio, 6.3:1; for 2004, our working capital was approximately $61,256,000 and the working capital ratio, 5.3:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2005, the Company’s percentage of total debt to total debt and equity was 6.5% and in 2004 it was 7.7%. The decrease is attributed primarily to decreased borrowings under the Company’s borrowing agreements as a result of scheduled repayments in 2005.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,157,000, $6,162,000, and $2,051,000, in the years 2005, 2004, and 2003, respectively. The significant increase in 2004, and subsequent decrease in 2005, was primarily attributed to an upgrade of the Company’s central warehouse distribution system in Eudora, Arkansas. This project was completed in January of 2005. Total capitalized expenditures for this project in 2005 and 2004, were approximately $830,000 and $5,237,000, respectively. During 2005 the Company also sold its warehouse and distribution facility in Tampa, Florida generating proceeds of approximately $3,093,000. Additionally, in 2004, the Company purchased certain software for approximately $990,000 that was 100% financed via long-term debt. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

During the years ended December 31, 2005 and 2004, the Company paid cash dividends of approximately $3,993,000 and $4,015,000, respectively, on a quarterly dividend of $.135 per share. In July 2002, our Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of up to 750,000 of its common shares. The Company reacquired and retired 295,124 and 94,950 of its common shares in the years ended December 31, 2005 and 2004, respectively, with costs of $3,620,000 and $1,312,000, respectively. At December 31, 2005, we had approximately 309,000 shares remaining on our common stock repurchase authorization. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2005, cash and cash equivalents increased by approximately $3,069,000. This increase is attributed to approximately $11,239,000 in cash provided from operations, approximately $475,000 provided from investing activities and approximately $8,645,000 utilized in financing activities. Financing activities consisted primarily of dividends paid and common stock repurchases, as discussed above, as well as scheduled debt payments of approximately $1,594,000. These amounts were offset by approximately $562,000 in proceeds for the exercise of employee stock options.

In 2004, cash and cash equivalents decreased by approximately $14,765,000. This decrease is attributed to approximately $2,714,000 in cash provided from operations, offset by approximately $12,633,000 utilized in investing activities and approximately $4,846,000 utilized in financing activities. Investing activities consisted primarily of $6,272,000 utilized in the acquisition of UniVogue in the first quarter of 2004 and $6,162,000 utilized for fixed asset additions, primarily for the central warehouse distribution system.

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.0% at December 31, 2005). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2005, approximately $117,000 was outstanding under letters of credit. On

Management’ s Discussion and Analysis of Financial Condition and Results of Operations

March 27, 2001, and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, rental commitments, tangible net worth ($73,379,000 at December 31, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $5,379,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2006.

The following table summarizes our fixed cash obligations as of December 31, 2005 for the following periods:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Variable rate term loans and revolving credit facility	$1,353,000	$2,999,000	$650,000	$—	$5,002,000
Other debt arrangements, including capital leases	330,000	330,000	—	—	$660,000
Operating leases	377,000	552,000	267,000	—	$1,196,000

Total contractual cash obligations	$2,060,000	$3,881,000	$917,000	$—	$6,858,000

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company records revenue as products are shipped and title passes. A provision for estimated returns and allowances is recorded based on historical experience and current allowance programs. Judgments and estimates are used in determining the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Recent Accounting Pronouncements:

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment.” FAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. FAS 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim period of the first annual reporting period that begins after June 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. All share-based compensation awards granted by the Company are fully vested at the date of grant. The Company will utilize the modified prospective transition method to implement this standard. The Company utilizes the Black-Scholes option pricing model to determine the fair value of its share-based compensation awards as disclosed in Note 1 of the Notes to Consolidated Financial Statements. The impact of adopting this standard is expected to be consistent with the pro-forma amounts shown in Note 1 of the Notes to Consolidated Financial Statements, assuming that the share-based compensation awards granted in the future are consistent with recent grants.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this standard to have any significant impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 7 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant increase in the Company’s interest expense for the year ended December 31, 2005.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,002,350 is designated as a hedged item for the interest rate swap at December 31, 2005.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $230,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2005. A gain of $317,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2004. A gain of $256,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2003. The fair market values of the interest rate swap of $101,000 and $331,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively. The original term of the contract is ten years.

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

Item 8. Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

	2005	2004	2003
Net sales	$133,312,351	$143,567,473	$137,326,341

Costs and expenses:
Cost of goods sold	93,596,828	96,279,784	90,334,765
Selling and administrative expenses	37,610,557	38,524,803	37,491,162
Interest expense	610,781	624,199	696,504

	131,818,166	135,428,786	128,522,431

Earnings before taxes on income	1,494,185	8,138,687	8,803,910
Taxes on income	250,000	2,760,000	3,100,000

Net earnings	$1,244,185	$5,378,687	$5,703,910

Basic net earnings per common share	$0.17	$0.72	$0.79

Diluted net earnings per common share	$0.17	$0.71	$0.78

Dividends per common share	$0.54	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets

Years Ended December 31,

	2005	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,220,174	$150,563
Accounts receivable, net	25,706,970	26,938,861
Inventories	37,186,779	45,741,410
Prepaid expenses and other current assets	2,765,979	2,632,918

TOTAL CURRENT ASSETS	68,879,902	75,463,752
PROPERTY, PLANT AND EQUIPMENT, NET	18,079,292	22,062,359
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	1,250,333	1,488,492
OTHER ASSETS	7,434,119	7,322,229

	$97,261,057	$107,954,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,046,575	$8,852,713
Accrued expenses	3,182,159	3,761,660
Current portion of long-term debt	1,683,029	1,593,807

TOTAL CURRENT LIABILITIES	10,911,763	14,208,180
LONG-TERM DEBT	3,979,540	5,662,569
DEFERRED INCOME TAXES	845,000	1,015,000
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding—7,202,338 and 7,436,512, respectively.	7,202	7,437
Additional paid-in capital	15,240,229	15,265,862
Retained earnings	66,378,323	72,126,195
Other comprehensive income (loss):
Cash flow hedges	(101,000)	(331,000)

TOTAL SHAREHOLDERS’ EQUITY	81,524,754	87,068,494

	$97,261,057	$107,954,243

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2003	7,131,237	$7,131	$10,620,073	$70,387,185	$(904,000)	$80,110,389
Common shares issued upon exercise of options	274,325	275	2,671,396			2,671,671
Tax benefit from exercise of stock options			403,000			403,000
Purchase and retirement of common shares	(35,000)	(35)	(53,246)	(312,469)		(365,750)
Cash dividends declared ($.54 per share)				(3,894,738)		(3,894,738)
Comprehensive Income:
Net earnings				5,703,910		5,703,910
Net change during the period related to cash flow hedges					256,000	256,000

Other comprehensive Income						256,000
Comprehensive Income						5,959,910

Balance, December 31, 2003	7,370,562	7,371	13,641,223	71,883,888	(648,000)	84,884,482
Common shares issued upon exercise of options	160,900	161	1,659,233			1,659,394
Tax benefit from exercise of stock options			155,000			155,000
Purchase and retirement of common shares	(94,950)	(95)	(189,594)	(1,121,821)		(1,311,510)
Cash dividends declared ($.54 per share)				(4,014,559)		(4,014,559)
Comprehensive Income:
Net earnings				5,378,687		5,378,687
Net change during the period related to cash flow hedges					317,000	317,000

Other comprehensive Income						317,000
Comprehensive Income						5,695,687

Balance, December 31, 2004	7,436,512	7,437	15,265,862	72,126,195	(331,000)	87,068,494
Common shares issued upon exercise of options	60,950	61	562,137			562,198
Tax benefit from exercise of stock options			33,000			33,000
Purchase and retirement of common shares	(295,124)	(296)	(620,770)	(2,999,624)		(3,620,690)
Cash dividends declared ($.54 per share)				(3,992,433)		(3,992,433)
Comprehensive Income:
Net earnings				1,244,185		1,244,185
Net change during the period related to cash flow hedges					230,000	230,000

Other comprehensive Income						230,000
Comprehensive Income						1,474,185

Balance, December 31, 2005	7,202,338	$7,202	$15,240,229	$66,378,323	$(101,000)	$81,524,754

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$1,244,185	$5,378,687	$5,703,910
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	3,936,752	3,489,772	3,602,074
Provision (recovery) for bad debts	114,000	(11,638)	218,000
Tax benefit from exercise of stock options	33,000	155,000	403,000
Deferred income tax (benefit) provision	(170,000)	850,000	15,000
Gain on sale of property, plant and equipment	(651,944)	—	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	1,117,891	506,861	(4,224,085)
Inventories	8,554,631	(7,295,496)	6,275,464
Prepaid expenses and other current assets	(133,061)	(216,142)	1,114,274
Other assets	349,299	(864,062)	(406,838)
Accounts payable	(2,806,138)	1,721,251	208,408
Accrued expenses	(349,501)	(1,000,322)	(490,440)

Net cash flows provided from operating activities	11,239,114	2,713,911	12,418,767

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,157,013)	(6,162,371)	(2,051,067)
Proceeds from disposal of property, plant and equipment	3,093,431	176,656	218,721
Purchase of business, net of cash acquired	—	(6,272,259)	—
Other assets	(461,189)	(374,757)	(449,164)

Net cash provided from (used in) investing activities	475,229	(12,632,731)	(2,281,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,593,807)	(1,179,021)	(1,104,080)
Payment of cash dividends	(3,992,433)	(4,014,559)	(3,894,738)
Proceeds received on exercise of stock options	562,198	1,659,394	2,671,671
Common stock reacquired and retired	(3,620,690)	(1,311,510)	(365,750)

Net cash used in financing activities	(8,644,732)	(4,845,696)	(2,692,897)

Net increase (decrease) in cash and cash equivalents	3,069,611	(14,764,516)	7,444,360
Cash and cash equivalents balance, beginning of year	150,563	14,915,079	7,470,719

Cash and cash equivalents balance, end of year	$3,220,174	$150,563	$14,915,079

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004, and 2003

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Sope Creek® and UniVogue™ – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, Transportation, Cleanroom, Corporate Identity and Resortwear markets.

b) Basis of presentation

The consolidated financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation (collectively, the “Company”). Intercompany items have been eliminated in consolidation.

c) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

d) Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue as products are shipped and title passes. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003, respectively were $171,041, $227,194 and $143,296.

f) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $8,451,407, $7,521,935 and $6,624,113 for the years ended December 31, 2005, 2004 and 2003, respectively.

g) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

h) Property, plant and equipment

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

i) Goodwill and other intangible assets

The Company follows FAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. We annually evaluate the recoverability of goodwill and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. The Company has completed the annual impairment test at December 31, 2005, 2004 and 2003 which indicated no impairment of the remaining goodwill. Amortization expense for other intangible assets was $238,159, $178,619 and $0, for the years ended December 31, 2005, 2004 and 2003, respectively. Other intangible assets were recorded in the year ended December 31, 2004 as the Company completed its valuation of the UniVogue acquisition. Other intangible assets include the value assigned to the customer list acquired in this acquisition of $1,667,111 less accumulated amortization of $416,778. The customer list is being amortized over 7 years.

j) Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

k) Employee benefits

Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

l) Insurance

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

m) Taxes on income

Income taxes are provided for under the liability method in accordance with FAS No. 109, “Accounting for Income Taxes”, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

n) Impairment of Long-Lived Assets

In accordance with FAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.

o) Stock based compensation

The Company continues to apply APB No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of FAS No. 148 beginning with its first quarter ending March 31, 2003. The Company estimated the fair value of options utilizing the Black-Scholes option pricing model.

The following table illustrates the effect on net earnings and net earnings per common share as if the fair value based method had been applied to all awards in each period:

	December 31,
	2005	2004	2003
Net earnings, as reported	$1,244,185	$5,378,687	$5,703,910
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	763,771	715,917	585,502

Pro forma net earnings	$480,414	$4,662,770	$5,118,408

Net earnings per common share:
Basic – as reported	$0.17	$0.72	$0.79

Basic – pro forma	$0.06	$0.63	$0.71

Diluted – as reported	$0.17	$0.71	$0.78

Diluted – pro forma	$0.06	$0.61	$0.70

p) Earnings per share

Basic per share data is based on the weighted average number of shares outstanding. Diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

q) Comprehensive Income

FAS No. 130, “Reporting Comprehensive Income” requires disclosure of total comprehensive income . Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

r) Operating Segments

FAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” requires disclosures of certain information about operating segments and about products and services, and geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in one segment, as defined in this statement.

s) Risks and Concentrations

In 2005, 2004 and 2003 approximately 73%, 70% and 75%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure. Included in the Company’s consolidated balance sheets at December 31, 2005 and 2004 are receivable balances from contractors in Central America totaling approximately $5.2 million and $4.5 million, respectively.

t) Derivative Financial Instruments

The Company follows FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities —an Amendment to FAS Statement No. 133.” The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $5,002,350 is designated as a hedged item for the interest rate swap at December 31, 2005. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net earnings during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $230,000, $317,000 and $256,000 were included in other comprehensive income for the year ended December 31, 2005, 2004 and 2003, respectively. The fair market values of the interest rate swap of $101,000 and $331,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively. The original term of the contract is ten years.

u) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

v) New Accounting Standards

In December 2004, the FASB issued FAS No. 123 (revised 2004), “Share-Based Payment.” FAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS No. 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under FAS No. 123, as originally issued.

The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. FAS No. 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim period of the first annual reporting period that begins after June 15, 2005 (i.e., first quarter 2006 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. All share-based compensation awards granted by the Company are fully vested at the date of grant. The Company will utilize the modified prospective transition method to implement this standard. The Company utilizes the Black-Scholes option pricing model to determine the fair value of its share-based compensation. The impact of adopting this standard is expected to be consistent with the pro-forma amounts shown in subsection (m) of this Note, assuming that the level of share-based compensation awards granted in the future are consistent with recent grants.

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this standard to have a significant impact on the Company’s consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

w) Reclassifications

Certain reclassifications to the 2004 and 2003 consolidated financial statements have been made to conform to the 2005 presentation.

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

Cash	$20,431
Accounts Receivable	1,965,646
Other Current Assets	260,711
Inventories	2,065,444
Property, Plant & Equipment	108,032
Other Assets	11,743
Other Intangible Assets	1,667,111
Goodwill	875,482

TOTAL ASSETS	$6,974,600

Accounts Payable and Accrued Expenses	$681,910

Revenue and expenses of UniVogue are included in the consolidated financial statements beginning March 1, 2004.

NOTE 3 -Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2005	2004	2003
Balance at the beginning of year	$525,000	$475,000	$565,000
Provision (recovery) for doubtful accounts	114,000	(11,638)	218,000
Charge-offs	(123,974)	(112,006)	(582,093)
Recoveries	19,974	125,571	274,093
Acquisition	—	48,073	—

Balance at the end of year	$535,000	$525,000	$475,000

NOTE 4 - Inventories:

	December 31,
	2005	2004
Finished goods	$33,072,321	$39,347,976
Work in process	277,162	648,197
Raw materials	3,837,296	5,745,237

	$37,186,779	$45,741,410

NOTE 5 - Property, Plant and Equipment:

	December 31,
	2005	2004
Land	$727,416	$2,030,166
Buildings, improvements and leaseholds	8,041,336	9,746,252
Machinery, equipment and fixtures	46,203,032	47,929,353

	54,971,784	59,705,771
Accumulated depreciation and amortization	36,892,492	37,643,412

	$18,079,292	$22,062,359

Depreciation and amortization charges were approximately $3,699,000, $3,311,000, and $3,602,000, in 2005, 2004, and 2003, respectively.

NOTE 6 – Long-Term Debt:

	December 31, 2005	December 31, 2004
Note payable to Wachovia, pursuant to revolving credit agreement, maturing April 26, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	5,002,350	6,266,047
Note payable to Bank of America, 0% interest payable in equal installments on January 1, 2006, and January 1, 2007	660,219	990,329

	5,662,569	7,256,376
Less payments due within one year included in current liabilities	1,683,029	1,593,807

Long-term debt less current maturities	$3,979,540	$5,662,569

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.0% at December 31, 2005). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2005, approximately $117,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged.

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

The credit agreement and the term loan with Wachovia Bank contain restrictive provisions concerning debt to net worth ratios, other borrowings, capital expenditures, tangible net worth ($73,379,000 at December 31, 2005); working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. At December 31, 2005, under the most restrictive terms of the debt agreements, retained earnings of approximately $5,379,000 were available for declaration of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term obligations are $1,683,000 in 2006; $1,778,000 in 2007, $1,551,000 in 2008, and $651,000 in 2009.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2005	2004	2003
Current:
Federal	$408,000	$1,832,000	$3,015,000
State and local	12,000	78,000	70,000

	420,000	1,910,000	3,085,000
Deferred	(170,000)	850,000	15,000

	$250,000	$2,760,000	$3,100,000

The significant components of the deferred income tax liability are as follows:

	2005	2004
Deferred income tax assets:
Operating reserves and other accruals	$2,192,000	$2,491,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	2,150,000	2,404,000
Deferred expenses	887,000	1,102,000

Net deferred income tax liability	$845,000	$1,015,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2005	2004	2003
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	0.5	0.6	0.5
(Reduction) increase in accrual for tax contingencies	(12.1)	0.3	1.5
Other items	(5.7)	(1.0)	(0.8)

Effective income tax rate	16.7%	33.9%	35.2%

NOTE 8 – Benefit Plans:

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

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004:

	December 31,
	2005	2004
Changes in benefit obligation
Benefit obligation at beginning of year	$18,282,000	$17,107,000
Service cost	647,000	672,000
Interest cost	1,078,000	1,033,000
Actuarial (gain) loss	(722,000)	498,000
Settlement	348,000	—
Benefits paid	(2,432,000)	(1,028,000)

Benefit obligation at end of year	17,201,000	18,282,000

Changes in plan assets
Fair value of plan assets at beginning of year	17,274,000	15,202,000
Actual return on assets	1,192,000	1,157,000
Employer contributions	500,000	1,943,000
Benefits paid	(2,432,000)	(1,028,000)

Fair value of plan assets at end of year	16,534,000	17,274,000

Reconciliation of funded status
Underfunded status	(667,000)	(1,008,000)
Unrecognized net actuarial loss	1,927,000	2,550,000
Unrecognized prior service costs	246,000	420,000

Prepaid benefit costs	$1,506,000	$1,962,000

	2005	2004
Amounts Recognized in Consolidated Balance Sheet
Prepaid benefit cost	$2,460,000	$2,886,000
Accrued benefit liability	(954,000)	(924,000)

Net amount recognized	$1,506,000	$1,962,000

Included in the above table are pension plans with aggregate projected benefit obligations in excess of plan assets. The aggregate projected benefit obligations for these plans were $12,369,000 and $13,630,000 at December 31, 2005 and 2004, respectively. The fair value of plan assets for these plans were $10,707,000 and $11,574,000 at December 31, 2005 and 2004, respectively.

Included in the above table are pension plans with aggregate accumulated benefit obligations in excess of plan assets. The aggregate accumulated benefit obligations for these plans were $385,000 and $386,000 at December 31, 2005 and 2004, respectively. There are no plan assets for these plans at December 31, 2005 and 2004, respectively.

The following table presents the net periodic pension expense under our plans:

	2005	2004	2003
Service cost - benefits earned during the period	$647,000	$672,000	$699,000
Interest cost on projected benefit obligation	1,078,000	1,033,000	1,096,000
Expected return on plan assets	(1,366,000)	(1,249,000)	(1,002,000)
Amortization of prior service cost	175,000	172,000	171,000
Recognized actuarial loss	84,000	34,000	214,000
Settlement loss	338,000	—	184,000

Net periodic pension cost after curtailments and settlements	$956,000	$662,000	$1,362,000

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

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2003	6.20%	6.20%	8.00%	8.00%	4.50%	N/A
2004	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2005	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2003	6.50%	6.50%	8.00%	8.00%	4.50%	N/A
2004	6.20%	6.20%	8.00%	8.00%	4.50%	N/A
2005	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2005, 2004 and target allocation for 2006 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation 2006
Investment description	2005	2004
Equity securities	70%	70%	70%
Fixed income	30	30	30

Total	100%	100%	100%

We plan to contribute approximately $500,000 to our defined benefit pension plans in 2006.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2006	$994,000
2007	501,000
2008	837,000
2009	626,000
2010	1,177,000
2011-2015	$6,138,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2005, 2004, and 2003 were approximately $147,000, $147,000, and $148,000, respectively.

NOTE 9 – Quarterly Results for 2004 and 2005 (Unaudited):

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$33,765,220	$35,400,090	$36,960,340	$37,441,823

Gross Profit	$11,226,319	$11,571,513	$12,450,515	$12,039,343

Earnings before taxes on income	$1,750,468	$1,937,333	$2,763,113	$1,687,773

Net earnings	$1,130,468	$1,277,333	$1,803,113	$1,167,773

Basic net earnings per common share	$0.15	$0.17	$0.24	$0.16

Diluted net earnings per common share	$0.15	$0.17	$0.24	$0.15

Dividends per common share	$0.135	$0.135	$0.135	$0.135

Average outstanding shares (Basic)	7,394,795	7,442,372	7,464,850	7,448,794

Average outstanding shares (Diluted)	7,588,541	7,634,435	7,592,817	7,559,328

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$31,857,089	$34,858,915	$34,194,000	$32,402,347

Gross Profit	$10,341,475	$10,801,684	$9,857,419	$8,714,945

Earnings before taxes on income	$219,443	$976,533	$228,550	$69,659

Net earnings	$139,443	$646,533	$158,550	$299,659

Basic net earnings per common share	$0.02	$0.09	$0.02	$0.04

Diluted net earnings per common share	$0.02	$0.09	$0.02	$0.04

Dividends per common share	$0.135	$0.135	$0.135	$0.135

Average outstanding shares (Basic)	7,445,442	7,446,900	7,447,700	7,241,855

Average outstanding shares (Diluted)	7,552,475	7,518,508	7,511,157	7,272,644

The independent registered public accounting firm made limited reviews of the 2004 and 2005 quarterly financial information in accordance with standards established by the Public Company Accounting Oversight Board (United States). Such reviews were substantially less in scope than examinations in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinions were expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $590,000, $751,000, and $744,000, for the years ended December 31, 2005, 2004, and 2003, respectively. Long-term lease commitments totaling $1,196,000 are as follows: 2006 - $377,000; 2007 - $323,000; 2008 - $229,000; 2009 - $132,000; and 2010 - $135,000.

NOTE 11 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position. During 2005, the Company entered into severance protection agreements with senior management. The terms of these agreements require the Company to potentially make certain payments to members of senior management in the event of a change in control of the Company.

NOTE 12 – Stock Options:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2005 follows:

	No. of Shares	Weighted Average Exercise Price	Total	Market Price
Outstanding January 1, 2003	797,800	$10.64	$8,487,823
Granted	274,025	12.46	3,414,223	$3,404,219
Exercised	(274,325)	9.74	(2,671,671)
Lapsed	(112,050)	15.76	(1,765,525)
Cancelled	(23,275)	10.81	(251,663)

Outstanding December 31, 2003	662,175	10.89	7,213,187
Granted	244,475	14.97	3,659,918	$3,659,918
Exercised	(160,900)	10.31	(1,659,390)
Lapsed	(22,175)	17.30	(383,705)
Cancelled	(13,750)	13.36	(183,705)

Outstanding December 31, 2004	709,825	12.18	8,646,305
Granted	262,450	14.41	3,782,978	$3,782,978
Exercised	(60,950)	9.22	(562,198)
Lapsed	(2,750)	8.13	(22,344)
Cancelled	(58,825)	13.86	(815,407)

Outstanding December 31, 2005	849,750	$12.98	$11,029,334

The weighted average fair value of options granted for each of the years ended December 31, 2005, 2004, and 2003 was $2.91, $2.93 and $2.18, respectively. At December 31, options available to issue were 2,009,300 for 2005, 2,210,175 for 2004 and 2,418,725 for 2003. Options have never been repriced by the Company in any year.

The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.13 to $10.45	175,750	0.9	$9.30
11.02 to 13.55	283,975	3.3	12.50
14.00 to 17.13	390,025	3.8	14.99

$8.13 to $17.13	849,750	3.0	$12.98

Options to purchase an average of 508,000 shares of common stock with a weighted average exercise price of $14.59 per share were outstanding during 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

	Related Party Options	Other Options
Exercise price
2005	$14.95	$11.55-$14.95
2004	$15.11	$14.60- $16.00
2003	$11.02-$13.37	$11.02-$13.55
Market price
2005	$14.95	$11.55-$14.95
2004	$15.11	$14.60-$16.00
2003	$11.02-$12.15	$11.02-$13.55
Risk free interest rate
2005	3.77%	3.77%-3.98%
2004	3.07%	3.07%-3.69%
2003	2.80%-2.90%	2.80%-2.90%
Expected option life	5 years	5-10 years
Expected volatility
2005	27.2%	26.7%-36.0%
2004	29.2%	28.1%-30.2%
2003	28.2%-28.3%	28.2%-29.3%
Dividend yield	3.6%	4.0%-4.7%

NOTE 13 – Earnings Per Share:

The	following table represents a reconciliation of basic and diluted earnings per share:

	2005	2004	2003
Net earnings used in the computation of basic and diluted earnings per share	$1,244,185	$5,378,687	$5,703,910

Weighted average shares outstanding	7,395,474	7,437,703	7,213,395
Common stock equivalents	68,222	156,077	145,441

Total weighted average sharesoutstanding	7,463,696	7,593,780	7,358,836
Net earnings per share:

Basic	$0.17	$0.72	$0.79

Diluted	$0.17	$0.71	$0.78

NOTE 14 – Accrued Expenses:

	December 31,
	2005	2004
Salaries, wages, commissions and vacation pay	$1,294,362	$1,311,731
Other accrued expenses	1,887,797	2,449,929

	$3,182,159	$3,761,660

NOTE 15 – Supplemental Information:

	Year Ended December 31,
	2005	2004	2003
Income taxes paid	$286,300	$2,724,263	$2,351,386

Interest paid	$617,087	$635,437	$695,334

Non-cash investing transactions are excluded from the consolidated statement of cash flows. The year ended December 31, 2005, does not include any such non-cash transactions. For the year ended December 31, 2004, non-cash activities included $990,329 in fixed asset acquisitions financed with long-term borrowings of the same amount. The year ended December 31, 2003 did not include any such non-cash transactions.

NOTE 16 – Stock Repurchase Plan:

In July 2002, the Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of up to 750,000 of its common shares. The Company reacquired and retired 295,124 shares, 94,950 shares, and 35,000 shares of its common stock in the years ended December 31, 2005, 2004 and 2003, respectively, with approximate costs of $3,621,000, $1,312,000, and $366,000, respectively. 39,850 shares of the stock repurchased during 2004 were purchased from five members of senior management of the Company at $13.88 per share. At December 31, 2005, the Company had 308,926 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Shareholders of Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Superior Uniform Group, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2006 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Shareholders of Superior Uniform Group, Inc.Seminole, Florida

We have audited the accompanying consolidated statements of earnings, shareholders’ equity, and cash flows of Superior Uniform Group, Inc. and subsidiary (the ”Company”) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP audited the Registrant’s financial statements for the year ended December 31, 2003, and issued its audit report dated February 27, 2004. During the fiscal year ended December 31, 2003 and the subsequent interim period preceding June 8, 2004 (date of dismissal), no report of Deloitte & Touche LLP on the Registrant’s financial statements contained an adverse opinion or a disclaimer of opinion, nor was one qualified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2003 and the subsequent interim period preceding June 8, 2004 (date of dismissal), there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreements in connection with its report on the Registrant’s financial statements for any such periods. Deloitte & Touche LLP has furnished the Registrant with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements, which was filed as Exhibit 16 to a current report on Form 8-K filed on June 14, 2004.

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

Internal Control Over Financial Reporting

The reports required to be furnished pursuant to this item appear on pages 34-35.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered certified public accounting firm, as stated in their report which is included in Item 8.

Report Of Independent Registered Public Accounting Firm

To The Board of Directors and

Shareholders of Superior Uniform Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Superior Uniform Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Uniform Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Superior Uniform Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by COSO. Also in our opinion, Superior Uniform Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years then ended and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 24, 2006

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

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2006 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2006 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2006 Annual Meeting of Shareholders.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 5 of Part I of this report.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2006 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K
		Page

(a)	Consolidated Financial Statements
	The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
	Consolidated statements of earnings - years ended December 31, 2005, 2004, and 2003	15
	Consolidated balance sheets - December 31, 2005 and 2004	16
	Consolidated statements of shareholders’ equity - years ended December 31, 2005, 2004, and 2003	17
	Consolidated statements of cash flows - years ended December 31, 2005, 2004, and 2003	18
	Notes to consolidated financial statements	19-30
	Reports of Independent Registered Public Accounting Firms	31-32

(b)	Exhibits

	See Exhibit Index

(c)	Financial Statement Schedules

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

DATE: March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, March 13, 2006	Alan D. Schwartz, March 13, 2006
(Chairman)	(Director)

/s/ Peter Benstock	/s/ Robin Hensley
Peter Benstock, March 13, 2006	Robin Hensley, March 13, 2006
(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, March 13, 2006	Sidney Kirschner, March 13, 2006
(Director)	(Director)

/s/ Arthur Wiener	/s/ Paul Mellini
Arthur Wiener, March 13, 2006	Paul Mellini, March 13, 2006
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

(a) 3. Exhibits

Exhibit No.:	Description
3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998, as amended by the Amendment to By-Laws of Registrant, filed as Exhibit 3 to the Registrant’s Interim Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.

4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.

4.3	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated by reference.

4.4	Third amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note as filed as Exhibit 4.4 to the Registrant’s 2004 Annual Report on Form 10-K and incorporated herein by reference.

10.1	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.

10.2	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.

10.3	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.

10.4	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 and incorporated herein by reference.

10.5	Severance Protection Agreement with Michael Benstock filed with 8-K in November 2005.

10.6	Severance Protection Agreement with Alan Schwartz filed with 8-K in November 2005.

10.7	Severance Protection Agreement with Peter Benstock filed with 8-K in November 2005.

10.8	Severance Protection Agreement with Andrew D. Demott, Jr. filed with 8-K in November 2005.

10.9	Contract for sale of Tampa, Florida plant.

13.	Forms 10-Q for the first three quarters of 2005 - herein incorporated by reference to Registrant’s filings thereof with the Securities and Exchange Commission.

14	Code of Ethics filed as Exhibit 10.4 to the Registrant’s 2003 Annual Report on Form 10-K and incorporated herein by reference.

21.	Subsidiaries of the Registrant as filed as Exhibit 21 to the Registrant’s 2005 Annual Report on Form 10-K and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

23.2	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer pursuant to 18 U.SC Section 1350

32.2	Written Statement of Chief Financial Officer pursuant to 18 U.SC Section 1350