Form 10-Q
period 2006-03-31
SUPERIOR UNIFORM GROUP INC
filed 2006-05-09
CIK 95574

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

As of April 27, 2006 the registrant had 7,012,054 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$31,136,543	$31,857,089

Costs and expenses:
Cost of goods sold	21,031,410	21,515,614
Selling and administrative expenses	9,032,825	9,980,168
Interest expense	120,082	141,864

	30,184,317	31,637,646

Earnings before taxes on income	952,226	219,443
Taxes on income	400,000	80,000

Net earnings	$552,226	$139,443

Weighted average number of shares outstanding during the period (Basic)	7,184,459	7,445,442
(Diluted)	7,198,753	7,552,475

Basic net earnings per common share	$0.08	$0.02

Diluted net earnings per common share	$0.08	$0.02

Dividends per common share	$0.135	$0.135

The results of the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the full year ending December 31, 2006.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005 (1)
CURRENT ASSETS:
Cash and cash equivalents	$10,107,484	$3,220,174
Accounts receivable and other current assets	27,676,739	28,472,949
Inventories*	35,412,630	37,186,779

TOTAL CURRENT ASSETS	73,196,853	68,879,902

PROPERTY, PLANT AND EQUIPMENT, net	17,266,675	18,079,292
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	1,190,794	1,250,333
OTHER ASSETS	2,809,800	7,434,119

	$96,081,533	$97,261,057

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,794,405	$6,046,575
Other current liabilities	3,375,485	3,182,159
Current portion of long-term debt	1,706,013	1,683,029

TOTAL CURRENT LIABILITIES	11,875,903	10,911,763

LONG-TERM DEBT, less current portion	3,295,769	3,979,540
DEFERRED INCOME TAXES	800,000	845,000
SHAREHOLDERS’ EQUITY	80,109,861	81,524,754

	$96,081,533	$97,261,057

*	Inventories consist of the following:

	March 31, 2006 (Unaudited)	December 31, 2005
Finished goods	$31,450,945	$33,072,321
Work in process	313,090	277,162
Raw materials	3,648,595	3,837,296

	$35,412,630	$37,186,779

(1)	The balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$552,226	$139,443
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	980,416	986,255
Provision for bad debts	2,000	1,000
Share-based compensation expense	339,049	—
Deferred income tax benefit	(45,000)	(160,000)
Changes in assets and liabilities:
Accounts receivable and other current assets	794,210	(1,837,688)
Inventories	1,774,149	(1,973,558)
Other assets	(13,450)	(20,333)
Accounts payable	747,830	1,972,181
Other current liabilities	236,326	453,483

Net cash flows provided by (used in) operating activities	5,367,756	(439,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(108,260)	(598,095)
Proceeds from disposals of property, plant and equipment	—	8,730
Other assets	4,637,769	(83,053)

Net cash provided by (used in) investing activities	4,529,509	(672,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	2,297,000
Repayment of long-term debt	(660,787)	(309,209)
Payment of cash dividends	(976,264)	(1,005,647)
Proceeds received on exercised stock options	485,988	130,749
Common stock reacquired and retired	(1,858,892)	—

Net cash (used in) provided by financing activities	(3,009,955)	1,112,893

Net increase in cash and cash equivalents	6,887,310	1,258

Cash and cash equivalents balance, beginning of year	3,220,174	150,563

Cash and cash equivalents balance, end of period	$10,107,484	$151,821

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended December 31, 2005, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended March 31, 2006 and 2005, respectively, were $41,326 and $10,181.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,096,650, and $2,330,416 in 2006 and 2005, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

g) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year. The Company’s effective tax rate for the three months ended March 31, 2006 was 42.0%. This rate differs from the federal statutory rate primarily due to non-deductible share-based compensation expense recognized for book purposes.

h) Employee Benefit Plan Settlements

The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

i) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock awards.

	Three Months Ended March 31,
	2006	2005
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$552,226	$139,443

Weighted average shares outstanding - basic	7,184,459	7,445,442
Common stock equivalents	14,294	107,033

Weighted average shares outstanding - diluted	7,198,753	7,552,475

Basic net earnings per common share	$0.08	$0.02

Diluted net earnings per common share	$0.08	$0.02

For the three months ended March 31, 2006 and 2005, 833,050 and 417,075 options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted net earnings per share because the effect would have been anti-dilutive.

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

	Three Months Ended March 31,
	2006	2005
Net earnings	$552,226	$139,443
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	43,000	118,000

Comprehensive income	$595,226	$257,443

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

m) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $4,671,672 is designated as a hedged item for interest rate swaps at March 31, 2006.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $43,000 and a gain of $118,000 were included in other comprehensive income for the three months ended March 31, 2006 and 2005, respectively. The original term of the contract is ten years.

n) Share-Based Compensation:

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2006, the Company had 1,850,650 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). Prior to January 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation and applied Statement of FAS No. 123 “Accounting for Stock Issued to Employees” for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and expense was not recorded for awards granted with no intrinsic value. The FAS No.123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

During the first quarter of 2006, the Company recognized $339,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statement of Operations. This expense was offset by a $50,000 deferred tax benefit for non-qualified share-based compensation. As of March 31, 2006, the Company had no unrecognized compensation cost expected to be recognized for share-based awards made prior to January 1, 2006. All such grants were fully-vested prior to January 1, 2006.

Share-Based Compensation Awards

The following disclosures provide information regarding the Company’s share-based compensation awards, all of which are classified as equity awards in accordance with FAS No. 123(R):

Stock options and stock settled stock appreciation rights. The Company grants stock options and stock settled stock appreciation rights to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and stock settled stock appreciation rights at the date of grant using the Black-Scholes valuation model. All options and stock appreciation rights vest immediately at the date of grant. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and stock settled stock appreciation rights.

During the first quarter of 2006, the Company received $485,988 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of the changes in total stock options and stock appreciation rights outstanding during the three months ended March 31, 2006 follows:

	Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2005	849,750	$12.98	3.0
Granted	170,500	11.20	NA
Exercised	(56,000)	8.68	NA
Forfeited or expired	(11,850)	13.90	NA

Outstanding March 31, 2006	952,400	$12.90	3.3

At March 31, 2006, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of ($1,802,321).

Options exercised during the first quarter of 2006 had an intrinsic value of $141,108. The weighted average grant date fair value of the Company’s options and SARs granted during the three months ended March 31, 2006 and 2005 was $1.99 and $3.02, respectively, and was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31,
	2006	2005
Expected dividend yield (1)	4.5%	3.6%
Expected stock price volatility (2)	25.1%	27.2%
Risk-free interest rate (3)	4.6%	3.8%
Expected life in years (4)	5.0	5.0

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.
(2)	The determination of expected stock price volatility for options and SARs granted in the first three months of 2006 was based on historical Superior common stock prices over a period commensurate with the expected life.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(4)	The expected life in years of 5.0 for options and SARs granted in the first three months of 2006 was based on the historical exercise patterns experienced by the Company when the award is made.

The impact of FAS No. 123(R), if it had been in effect, on the net earnings and related per share amounts of each of our years ended December 31, 2005, 2004 and 2003 were disclosed in Note 1, Stock-based compensation included in our Form 10-K for the year ended December 31, 2005. Reported net earnings, adjusting for share-based compensation that would have been recognized if FAS No. 123(R) had been followed is as follows:

	Three Months Ended March 31,
	2006	2005
Net earnings, as reported	$552,226	$139,443
Add: Total stock-based employee compensation programs recorded as expense, net of tax	289,049	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(289,049)	(561,927)

Pro forma net earnings (loss)	$552,226	$(422,484)

Net earnings (loss) per common share:
Basic – as reported	$0.08	$0.02

Basic – pro forma	$0.08	$(0.06)

Diluted – as reported	$0.08	$0.02

Diluted – pro forma	$0.08	$(0.06)

o) Reclassifications

Certain reclassifications to the 2005 financial information have been made to conform to the 2006 presentation of the condensed consolidated summary of operations.

NOTE 2 – Recent Accounting Pronouncements:

In November 2004, the FASB issued FAS No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4,” to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 has not had a material impact on the Company’s financial position and the results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 - Long-Term Debt:

	March 31, 2006	December 31, 2005
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	4,671,672	5,002,350
Note payable to Bank of America, 0% interest, payable on January 1, 2007	330,110	660,219

	5,001,782	5,662,569
Less payments due within one year included in current liabilities	1,706,013	1,683,029

Long-term debt less current maturities	$3,295,769	$3,979,540

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.43% at March 31, 2006). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2006, approximately $604,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2006	2005
Service cost - benefits earned during the period	$154,000	$167,000
Interest cost on projected benefit obligation	248,000	270,000
Expected return on plan assets	(322,000)	(345,000)
Amortization of prior service cost	15,000	44,000
Recognized actuarial loss	6,000	20,000

Net periodic pension cost	$101,000	$156,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2006 or 2005.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $14,618 and $17,172, respectively for the three-month periods ended March 31, 2006 and 2005. Cash paid for interest was $122,893 and $147,399, respectively for the three-month periods ended March 31, 2006 and 2005.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniforms Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of March 31, 2006, the related condensed consolidated summary of operations for the three-month periods ended March 31, 2006 and 2005, and the condensed consolidated summary of cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statement of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the condensed consolidated interim financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

/s/ GRANT THORNTON LLP
Tampa, Florida
April 25, 2006

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Stock-based payments

Effective January 1, 2006, the Company adopted FAS No. 123(R),”Share-Based Payment.” FAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Since the Company adopted FAS No. 123(R) using the modified-prospective-transition-method, prior periods have not been restated. Under this method, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. All stock based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). The Company continues to measure share-based compensation cost using the Black-Scholes option-pricing model. Compensation cost is recognized in the period of grant as all awards granted by the Company are fully vested at the time of grant.

Results of Operations

Net sales decreased 2.3% from $31,857,089 for the three months ended March 31, 2005 to $31,136,543 for the three months ended March 31, 2006. The decrease is primarily attributed to the January 2005 implementation of our new Warehouse Management System that resulted in disruptions to our service levels with customers during the first half of 2005. As a result of these service issues, the Company experienced continuing declines in revenues with certain customers over the remainder of 2005 and the first quarter of 2006 in excess of new revenues generated. The warehouse is operating effectively and efficiently at this time and the Company is no longer experiencing service issues associated with the implementation.

Cost of goods sold, as a percentage of sales, approximated 67.5% for both three-month periods ended March 31, 2006 and 2005. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of sales approximated 29.0% for the first three months of 2006 as compared to 31.3% for the first three months of 2005. The decrease as a percentage of sales is attributed to reduced salaries and wages as a result of the consolidation of the majority of our warehouse operations into our central warehouse facility (1.6%) and the elimination of the increased overtime in the prior year primarily associated with the new Warehouse Management System issues (1.1%). These savings were offset by the impact of expensing stock based awards in the current year in accordance with FAS No. 123 (R) (1.1%)

Interest expense of $120,082 for the three-month period ended March 31, 2006 decreased 15.4% from $141,864 for the similar period ended March 31, 2005. This decrease is attributed to lower outstanding borrowings in the current period.

The Company’s effective tax rate for the three months ended March 31, 2006 was 42.0% versus 36.5% for the three months ended March 31, 2005. The increase in the rate is attributed primarily to non-deductible share-based compensation expense recognized for book purposes in 2006.

Liquidity and Capital Resources

Accounts receivable and other current assets decreased 2.8% from $28,472,949 on December 31, 2005 to $27,676,739 as of March 31, 2006 due primarily to lower sales in the current quarter.

Inventories as of March 31, 2006 decreased 4.8% to $35,412,630 from $37,186,779 on December 31, 2005 consistent with management’s continued efforts to reduce overall inventory levels.

Other intangible assets decreased from $1,250,333 at December 31, 2005 to $1,190,794 at March 31, 2006 as a result of scheduled amortization of the intangible assets.

Accounts payable increased 12.4% from $6,046,575 on December 31, 2005 to $6,794,405 on March 31, 2006 due primarily to increased levels of fabrics purchased and shipped to our supplier in Central America. These fabrics are shipped to our supplier and invoiced to the Company. The Company then charges the supplier for these fabrics.

Cash and cash equivalents increased by $6,887,310 from $3,220,174 on December 31, 2005 to $10,107,484 as of March 31, 2006. This increase is attributed to $5,367,756 provided from operating activities and $4,529,509 provided from investing activities offset by $3,009,955 used in financing activities. The $4,529,509 provided from investing activities consists primarily of $4,637,769 in proceeds received from cash surrender values for officer life insurance policies that were cashed out in the current period offset by $108,260 in fixed asset additions. Total borrowings under long-term debt agreements decreased by $660,787, due to scheduled repayments, from $5,662,569 on December 31, 2005 to $5,001,782 on March 31, 2006. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At March 31, 2006, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2006 and 2005, respectively, the Company paid cash dividends of $976,264 and $1,005,647. The Company reacquired 167,124 shares of its Common Stock in the three-month periods ended March 31, 2006. The Company did not reacquire any shares of its Common Stock in the three-month period ended March 31, 2005. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant change in the Company’s interest expense for the quarter ended March 31, 2006.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $4,671,672 is designated as a hedged item for interest rate swaps at March 31, 2006. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $43,000 and $118,000 were included in other comprehensive income for the three months ended March 31, 2006 and 2005, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4. Controls and Procedures

The Chief Executive Officer, Michael Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of Superior’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, Superior’s disclosure controls and procedures were effective to ensure that information Superior is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Superior in the reports that it files under the Exchange Act is accumulated and communicated to Superior’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2006 to January 31, 2006)	- 0 -	—	—
Month #2 (February 1, 2006 to February 28, 2006)	101,354	$11.13	101,354
Month #3 (March 1, 2006 to March 31, 2006)	65,770	$11.11	65,770
TOTAL	167,124	$11.12	167,124	141,802

(1)	In July 2002, the Company’s Board of Directors approved a program to repurchase up to 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

None.

ITEM 5. Other Information

Effective as of May 8, 2006, the Company entered into indemnification agreements with each of its officers and directors, which provide for indemnification, to the fullest extent permitted by law, but subject to the limitations contained in such agreements, of expenses, judgments, fines, penalties, and amounts paid in settlement incurred by the director in connection with any threatened, pending or completed action, suit or proceeding on account of service as a director or officer of the registrant. The indemnification provided by this indemnification agreement is in addition to the indemnification provided by the Company’s bylaws. A copy of the form of indemnification agreement is filed as an exhibit hereto and incorporated by reference herein.

The following is a list of the persons with whom the Company has entered into indemnification agreements:

Outside Directors: Manuel Gaetan, Paul Mellini, Sidney Kirschner, Robin M. Hensley, and Arthur Wiener.

Officers: Gerald M. Benstock, Michael Benstock, Alan Schwartz, Peter Benstock, Andrew D. Demott, Jr., Richard T. Dawson

On May 8, 2006, the Company amended its Amended and Restated Loan Agreement with Wachovia Bank, N.A. to eliminate the Minimum Tangible Net Worth requirements and to reduce the allowable ratio of Total Liabilities to Tangible Net Worth Ration from 1.0:1.0 to .75:1.0. A copy of the amendment is filed as an exhibit hereto and incorporated by reference herein.

ITEM 6. Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer
and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.5	Amendment to Amended and Restated Loan Agreement between registrant and Wachovia Bank, N.A., dated May 8, 2006.

10	Form of Indemnification Agreement between the registrant and each of the directors and the following officers of the registrant:

Outside Directors: Manuel Gaetan, Paul Mellini, Sidney Kirschner, Robin M. Hensley, and Arthur Wiener. Officers: Gerald M. Benstock, Michael Benstock, Alan Schwartz, Peter Benstock, Andrew D. Demott, Jr., Richard T. Dawson

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