Form 10-Q
period 2006-06-30
SUPERIOR UNIFORM GROUP INC
filed 2006-08-03
CIK 95574

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act)

Large accelerated filer   ☐        Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2d of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2006, the Registrant had 6,625,349 shares of common stock outstanding, which is Registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

Three Months Ended June 30,

(Unaudited)

	2006	2005
Net sales	$31,504,585	$34,858,915

Costs and expenses:
Cost of goods sold	21,550,704	24,057,231
Selling and administrative expenses	8,858,648	9,663,516
Interest expense	115,565	161,635

	30,524,917	33,882,382

Earnings before taxes on income	979,668	976,533
Taxes on income	350,000	330,000

Net earnings	$629,668	$646,533

Weighted average number of shares outstanding during the period
(Basic)	6,996,257	7,446,900
(Diluted)	7,040,113	7,518,508
Basic net earnings per common share	$0.09	$0.09

Diluted net earnings per common share	$0.09	$0.09

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

Six Months Ended June 30,

(Continued)

(Unaudited)

	2006	2005
Net sales	$62,641,128	$66,716,004

Costs and expenses:
Cost of goods sold	42,582,114	45,572,844
Selling and administrative expenses	17,891,473	19,643,686
Interest expense	235,647	303,499

	60,709,234	65,520,029

Earnings before taxes on income	1,931,894	1,195,975
Taxes on income	750,000	410,000

Net earnings	$1,181,894	$785,975

Weighted average number of shares outstanding during the period
(Basic)	7,090,358	7,446,171
(Diluted)	7,119,433	7,535,491
Basic net earnings per common share	$0.17	$0.11

Diluted net earnings per common share	$0.17	$0.10

Dividends per common share	$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,841,570	$3,220,174
Accounts receivable and other current assets	28,885,598	28,472,949
Inventories*	34,036,505	37,186,779

TOTAL CURRENT ASSETS	67,763,673	68,879,902
PROPERTY, PLANT AND EQUIPMENT, NET	16,620,321	18,079,292
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	1,131,254	1,250,333
OTHER ASSETS	2,832,631	7,434,119

	$89,965,290	$97,261,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,776,013	$6,046,575
Other current liabilities	3,625,919	3,182,159
Current portion of long-term debt	1,729,909	1,683,029

TOTAL CURRENT LIABILITIES	11,131,841	10,911,763
LONG-TERM DEBT	2,937,226	3,979,540
DEFERRED INCOME TAXES	809,000	845,000
SHAREHOLDERS’ EQUITY	75,087,223	81,524,754

	$89,965,290	$97,261,057

* Inventories consist of the following:

	June 30, 2006 (Unaudited)	December 31, 2005 (1)
Finished goods	$30,489,133	$33,072,321
Work in process	246,737	277,162
Raw materials	3,300,635	3,837,296

	$34,036,505	$37,186,779

(1)	The balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,181,894	$785,975
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,010,314	2,023,538
Provision for bad debts	49,000	49,000
Share-based compensation expense	376,846	—
Deferred income tax benefit	(36,000)	(55,000)
Gain on sale of property, plant and equipment	(63,575)	—
Changes in assets and liabilities:
Accounts receivable and other current assets	(461,649)	(1,680,428)
Inventories	3,150,274	846,188
Other assets	(36,403)	68,489
Accounts payable	(270,562)	(1,624,474)
Other current liabilities	516,760	530,592

Net cash provided by operating activities	6,416,899	943,880

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(432,264)	(1,637,225)
Proceeds from disposals of property, plant and equipment	63,875	8,730
Other assets	4,637,891	(213,054)

Net cash provided by (used in) investing activities	4,269,502	(1,841,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	3,486,000
Repayment of long-term debt	(995,434)	(621,583)
Payment of cash dividends	(1,909,601)	(2,011,139)
Proceeds received on exercise of stock options	880,933	218,797
Common stock reacquired and retired	(7,040,603)	(172,841)

Net cash (used in) provided by financing activities	(9,064,705)	899,234

Net increase in cash and cash equivalents	1,621,396	1,565
Cash and cash equivalents balance, beginning of year	3,220,174	150,563

Cash and cash equivalents balance, end of period	$4,841,570	$152,128

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2006 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing; such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three months ended June 30, 2006 and 2005, respectively were $53,604 and $56,968. Advertising costs for the six months ended June 30, 2006 and 2005, respectively were $94,930 and $68,649.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,104,573 and $2,141,264 for the three months ended June 30, 2006 and 2005, respectively. The shipping and handling costs included in selling and administrative expenses totaled $4,200,893 and $4,455,681, for the six months ended June 30, 2006 and 2005, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

g) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year. The Company’s effective tax rate for the three months ended June 30, 2006 was 35.7%. The Company’s effective tax rate for the six months ended June 30, 2006 was 38.8%. This rate differs from the federal statutory rate primarily due to non-deductible share-based compensation expense recognized for book purposes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$629,668	$646,533	$1,181,894	$785,975

Weighted average shares outstanding - basic	6,996,257	7,446,900	7,090,358	7,446,171
Common stock equivalents	43,856	71,608	29,075	89,320

Weighted average shares outstanding - diluted	7,040,113	7,518,508	7,119,433	7,535,491

Basic net earnings per common share	$0.09	$0.09	$0.17	$0.11

Diluted net earnings per common share	$0.09	$0.09	$0.17	$0.10

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings	$629,668	$646,533	$1,181,894	$785,975
Other comprehensive income (loss):
Net unrealized gain (loss) during the period related to cash flow hedges	30,000	(7,000)	73,000	111,000

Comprehensive income:	$659,668	$639,533	$1,254,894	$896,975

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

m) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $4,337,025 is designated as a hedged item for interest rate swaps at June 30, 2006.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $30,000 and a loss of $7,000 were included in other comprehensive income for the three months ended June 30, 2006 and 2005, respectively. Gains of $73,000 and $111,000 were included in other comprehensive income for the six months ended June 30, 2006 and 2005, respectively. The original term of the contract is ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2006, the Company had 1,852,150 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). Prior to January 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation and applied FAS No. 123 “Accounting for Stock Issued to Employees” for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and expense was not recorded for awards granted with no intrinsic value. The FAS No. 123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

For the three months ended June 30, 2006, the Company recognized $37,797 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Summary of Operations. This expense was offset by a $13,000 deferred tax benefit for non-qualified share–based compensation. For the six months ended June 30, 2006, the Company recognized $376,846 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Summary of Operations. This expense was offset by a $63,000 deferred tax benefit for non-qualified share–based compensation. As of June 30, 2006, the Company had no unrecognized compensation cost expected to be recognized for share-based awards made prior to January 1, 2006. All such grants were fully-vested prior to January 1, 2006.

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

During the six-month period ended June 30, 2006, the Company received $880,933 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of the changes in total stock options and stock appreciation rights outstanding during the six months ended June 30, 2006 follows:

	Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2005	849,750	$12.98
Granted	183,000	11.31
Exercised	(94,350)	9.34
Forfeited or expired	(25,850)	13.14

Outstanding June 30, 2006	912,550	$13.02	3.2 years

At June 30, 2006, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $75,644.

Options exercised during the three and six-month periods ended June 30, 2006, had intrinsic values of $97,258 and $238,365, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the three months ended June 30, 2006 and 2005 was $3.02 and $2.94, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the six months ended June 30, 2006 and 2005 was $2.06 and $3.02, respectively. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Expected dividend yield (1)	4.2%	4.7%	4.2 to 4.5%	3.6 to 4.7%
Expected stock price volatility (2)	26.7%	36.0%	25.1 to 26.7%	27.2 to 36.0%
Risk-free interest rate (3)	5.1%	3.9%	4.6 to 5.1%	3.8 to 3.9%
Expected life in years (4)	10.0	10.0	5.0 to 10.0	5.0 to 10.0

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.
(2)	The determination of expected stock price volatility for options and SARs granted in the second quarter of 2006 was based on historical Superior common stock prices over a period commensurate with the expected life.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(4)	The expected life in years for options and SARs granted in 2006 was based on the historical exercise patterns experienced by the Company when the award is made.

The impact of FAS No. 123(R), if it had been in effect, on the net earnings and related per share amounts of each of our years ended December 31, 2005, 2004 and 2003 was disclosed in Note 1, Stock-based compensation included in our Form 10-K for the year ended December 31, 2005. Reported net earnings, adjusting for share-based compensation that would have been recognized if FAS No. 123(R) had been followed is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net earnings, as reported	$629,668	$646,533	$1,181,894	$785,975
Add: Total stock-based employee compensation programs recorded as expense, net of tax	24,568	—	313,617	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24,568)	(36,695)	(313,617)	(598,622)

Pro forma net earnings	$629,668	$609,838	$1,181,894	$187,353

Net earnings per common share:
Basic – as reported	$0.09	$0.09	$0.17	$0.11

Basic – pro forma	$0.09	$0.08	$0.17	$0.03

Diluted – as reported	$0.09	$0.09	$0.17	$0.10

Diluted – pro forma	$0.09	$0.08	$0.17	$0.02

o) Reclassifications

Certain reclassifications to the 2005 financial information have been made to conform to the 2006 presentation.

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

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FAS No. 109, Accounting for Income Taxes. The Company anticipates adopting the provisions of this statement beginning in the first quarter of fiscal 2007. The Company is currently assessing the impact of this Interpretation on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 - Long-Term Debt:

	June 30, 2006	December 31, 2005
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	4,337,025	5,002,350
Note payable to Bank of America, 0% interest, payable on January 1, 2007	330,110	660,219

	4,667,135	5,662,569
Less payments due within one year included in current liabilities	1,729,909	1,683,029

Long-term debt less current maturities	$2,937,226	$3,979,540

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.3% at June 30, 2006). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2006, approximately $185,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost - benefits earned during the period	$155,000	$166,000	$309,000	$333,000
Interest cost on projected benefit obligation	247,000	270,000	495,000	540,000
Expected return on plan assets	(322,000)	(345,000)	(644,000)	(690,000)
Amortization of prior service cost	16,000	44,000	31,000	88,000
Recognized actuarial loss	5,000	21,000	11,000	41,000

Net periodic pension cost	$101,000	$156,000	$202,000	$312,000

There were no contributions made to the Company’s benefit plans during the periods ended June 30, 2006 or 2005.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $548,287 and $373,522, respectively for the six-month periods ended June 30, 2006 and 2005. Cash paid for interest was $242,865 and $311,125, respectively for the six-month periods ended June 30, 2006 and 2005.

NOTE 6 – Contingencies:

The Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances.

It is not possible to determine the aggregate maximum potential loss under these indemnification agreements. Historically, the Company has not incurred any costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of June 30, 2006, the related condensed consolidated summary of operations for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated summary of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

July 25, 2006

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

Results of Operations

Net sales decreased from $34,858,915 for the three months ended June 30, 2005 to $31,504,585 for the three months ended June 30, 2006. Net sales decreased from $66,716,004 for the six months ended June 30, 2005 to $62,641,128 for the six months ended June 30, 2006. The decreases in sales in the three and six month periods are primarily attributed to the January 2005 implementation of our new Warehouse Management System that resulted in disruptions to our service levels with customers during the first half of 2005. As a result of these service issues, the Company experienced continuing declines in revenues with certain customers over the remainder of 2005 and the first six months of 2006 in excess of new revenues generated.

Cost of goods sold, as a percentage of net sales, approximated 68.4% for the three months ended June 30, 2006 compared to 69.0% for the three months ended June 30, 2005. Cost of goods sold, as a percentage of net sales, approximated 68.0% for the six months ended June 30, 2006 compared to 68.3% for the six months ended June 30, 2005. The decreases as a percentage of sales are primarily attributed to improved sourcing of product. The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of net sales, were approximately 28.1% and 27.7%, respectively, for the three-month periods ended June 30, 2006 and 2005. Selling and administrative expenses, as a percentage of net sales, were approximately 28.6% and 29.4%, respectively, for the first six months of 2006 and 2005. The increase as a percentage of sales in the three-month period is primarily attributed to the decrease in sales volume in the current period (2.7%), offset by reduced salaries, wages and related benefits in the current period (2.3%). The decrease as a percentage of sales in the six-month period is attributed to reduced salaries, wages and related benefits before share-based compensation expense in the current period (2.9%) offset by share-based compensation expense (0.6%) and the decrease in sales volume in the current period (1.8%).

Interest expense of $115,565 for the three-month period ended June 30, 2006 decreased 28.5% from $161,635 for the similar period ended June 30, 2005. Interest expense of $235,647 for the six-month period ended June 30, 2006 decreased 22.4% from $303,499 for the similar period ended June 30, 2005. These decreases are attributed to the significant reduction in average borrowings outstanding in the current periods.

The Company’s effective tax rate for the three months ended June 30, 2006 was 35.7% versus 33.8% for the three months ended June 30, 2005. The Company’s effective tax rate for the six months ended June 30, 2006 was 38.8% versus 34.3% for the six months ended June 30, 2005. The significant increase in the rate for the six-month period ended June 30, 2006 is attributed primarily to non-deductible share-based compensation expense recognized for book purposes in 2006.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 1.4% from $28,472,949 on December 31, 2005 to $28,885,598 as of June 30, 2006 due primarily to the increase in prepaid insurance due to timing of premium payments ($248,000) and general prepaid expenses ($260,000) offset by declines in refundable income taxes ($235,000).

Inventories decreased 8.5% from $37,186,779 on December 31, 2005 to $34,036,505 as of June 30, 2006 consistent with management’s continued efforts to reduce overall inventory levels.

Other intangible assets decreased from $1,250,333 as of December 31, 2005 to $1,131,254 at June 30, 2006 as a result of the scheduled amortization of intangible assets.

Other assets decreased 61.9% from $7,434,119 as of December 31, 2005 to $2,832,631 at June 30, 2006. The Company cashed in its outstanding officer life insurance policies during 2006 generating $4,637,891 in cash for the Company.

Accounts payable decreased 4.5% from $6,046,575 on December 31, 2005 to $5,776,013 on June 30, 2006 primarily due to lower purchasing volumes related to inventories.

Cash and cash equivalents increased by $1,621,396 from $3,220,174 on December 31, 2005 to $4,841,570 as of June 30, 2006. This increase is attributed to $6,416,899 provided by operating activities, $4,269,502 provided by investing activities, offset by $9,064,705 utilized in financing activities. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At June 30, 2006, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to net worth ratios (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2006 and 2005, respectively, the Company paid cash dividends of $1,909,601 and $2,011,139. The Company continued its stock repurchase activity under its stock repurchase programs announced in July of 2002 and May 2006. During the six months ended June 30, 2006, the Company repurchased and retired 580,124 shares of the Company’s Common Stock for $7,040,603. During the six months ended June 30, 2005, the Company repurchased and retired 15,557 shares of the Company’s Common Stock for $172,841. All of these shares were repurchased on the open market. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the six-month period ended June 30, 2006.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $4,337,025 is designated as a hedged item for interest rate swaps at June 30, 2006. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $30,000 and a loss of $7,000 were included in other comprehensive income (loss) for the three months ended June 30, 2006 and 2005, respectively. Gains of $73,000 and $111,000 were included in other comprehensive income for the six months ended June 30, 2006 and 2005, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4. Controls and Procedures

The Chief Executive Officer, Michael Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2006 to April 30, 2006)	103,660	$11.66	103,660
Month #2 (May 1, 2006 to May 31, 2006)	127,240	$12.86	127,240
Month #3 (June 1, 2006 to June 30, 2006)	182,100	$12.84	182,100

TOTAL	413,000	$12.55	413,000	456,900

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders was held on May 5, 2006. Of the 7,148,834 shares outstanding and entitled to vote at the meeting, 6,611,946 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted on the election of the nominated Directors — Messrs. G. M. Benstock, M. Benstock, A. D. Schwartz, P. Benstock, M. Gaetan, PhD, S. Kirschner, R. Hensley, P. Mellini and A. Wiener. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	6,196,745	415,201
Michael Benstock	6,210,508	401,438
Alan D. Schwartz	6,194,026	417,920
Peter Benstock	5,710,238	901,708
Manuel Gaetan	6,195,767	416,179
Sidney Kirschner	6,446,979	164,967
Robin Hensley	6,447,225	164,721
Paul Mellini	6,447,425	164,521
Arthur Wiener	6,450,525	161,421

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

b) Ratified the appointment of Grant Thornton LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2006 with 6,600,335 votes for the motion, 3,497 votes against and 8,111 votes abstaining.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2006	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
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