Form 10-Q
period 2006-09-30
SUPERIOR UNIFORM GROUP INC
filed 2006-10-31
CIK 95574

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	11-1385670
Employer Identification No.

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2006, the registrant had 6,597,994 common shares outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

Three Months Ended September 30,

(Unaudited)

	2006	2005
Net sales	$33,440,168	$34,194,000

Costs and expenses:
Cost of goods sold	22,917,781	24,336,581
Selling and administrative expenses	8,939,397	9,465,415
Interest expense	110,775	163,454

	31,967,953	33,965,450

Earnings before taxes on income	1,472,215	228,550
Taxes on income	560,000	70,000

Net earnings	$912,215	$158,550

Weighted average number of shares outstanding during the period (Basic)	6,619,404	7,447,700
(Diluted)	6,661,217	7,511,157
Basic net earnings per common share	$0.14	$0.02

Diluted net earnings per common share	$0.14	$0.02

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

Nine Months Ended September 30,

(Continued)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Net sales	$96,081,293	$100,910,004

Costs and expenses:
Cost of goods sold	65,499,895	69,909,426
Selling and administrative expenses	26,830,867	29,109,101
Interest expense	346,422	466,953

	92,677,184	99,485,480

Earnings before taxes on income	3,404,109	1,424,524
Taxes on income	1,310,000	480,000

Net earnings	$2,094,109	$944,524

Weighted average number of shares outstanding during the period (Basic)	6,933,373	7,446,681
(Diluted)	6,966,694	7,527,380
Basic net earnings per common share	$0.30	$0.13

Diluted net earnings per common share	$0.30	$0.13

Dividends per common share	$0.405	$0.405

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005 (1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,602,985	$3,220,174
Accounts receivable and other current assets	29,956,508	28,472,949
Inventories*	32,759,012	37,186,779

TOTAL CURRENT ASSETS	67,318,505	68,879,902
PROPERTY, PLANT AND EQUIPMENT, NET	16,034,839	18,079,292
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS, NET	1,071,714	1,250,333
OTHER ASSETS	2,702,533	7,434,119

	$88,745,002	$97,261,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,697,411	$6,046,575
Other current liabilities	3,294,872	3,182,159
Current portion of long-term debt	1,752,705	1,683,029

TOTAL CURRENT LIABILITIES	11,744,988	10,911,763
LONG-TERM DEBT	2,573,953	3,979,540
DEFERRED INCOME TAXES	790,000	845,000
SHAREHOLDERS’ EQUITY	73,636,061	81,524,754

	$88,745,002	$97,261,057

*	Inventories consist of the following:

	September 30, 2006	December 31, 2005 (1)
	(Unaudited)
Finished goods	$29,645,626	$33,072,321
Work in process	269,795	277,162
Raw materials	2,843,591	3,837,296

	$32,759,012	$37,186,779

(1)	The balance sheet as of December 31, 2005 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,094,109	$944,524
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,913,165	2,986,652
Provision for bad debts	79,000	94,000
Share-based compensation expense	502,051	—
Deferred income tax benefit	(55,000)	(150,000)
Gain on sale of property, plant and equipment	(71,655)	—
Changes in assets and liabilities:
Accounts receivable and other current assets	(1,562,559)	(4,945,043)
Inventories	4,427,767	5,872,594
Other assets	93,695	8,621
Accounts payable	650,836	461,227
Other current liabilities	166,713	124,682

Net cash provided by operating activities	9,238,122	5,397,257

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(690,093)	(1,903,484)
Disposals of property, plant and equipment	71,655	29,320
Other assets	4,637,891	(344,480)

Net cash provided by (used in) investing activities	4,019,453	(2,218,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	—	2,479,000
Repayment of long-term debt	(1,335,911)	(1,269,539)
Payment of cash dividends	(2,800,330)	(3,020,117)
Proceeds received on exercise of stock options	966,728	498,447
Common stock reacquired and retired	(8,705,251)	(1,844,734)

Net cash used in financing activities	(11,874,764)	(3,156,943)

Net increase in cash and cash equivalents	1,382,811	21,670
Cash and cash equivalents balance, beginning of year	3,220,174	150,563

Cash and cash equivalents balance, end of period	$4,602,985	$172,233

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2006 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three months ended September 30, 2006 and 2005, respectively were $48,174 and $43,854. Advertising costs for the nine months ended September 30, 2006 and 2005, respectively were $143,105 and $112,503.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,083,042 and $2,165,408 for the three months ended September 30, 2006 and 2005, respectively. The shipping and handling costs included in selling and administrative expenses totaled $6,283,935 and $6,641,644, for the nine months ended September 30, 2006 and 2005, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

g) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year. The Company’s effective tax rate for the three months ended September 30, 2006 was 38.0%. The Company’s effective tax rate for the nine months ended September 30, 2006 was 38.5%. This rate differs from the federal statutory rate primarily due to non-deductible share-based compensation expense recognized for book purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$912,215	$158,550	$2,094,109	$944,524
Weighted average shares outstanding - basic	6,619,404	7,447,700	6,933,373	7,446,681
Common stock equivalents	41,813	63,457	33,321	80,699

Weighted average shares outstanding - diluted	6,661,217	7,511,157	6,966,694	7,527,380

Basic net earnings per share	$0.14	$0.02	$0.30	$0.13

Diluted net earnings per share	$0.14	$0.02	$0.30	$0.13

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings	$912,215	$158,550	$2,094,109	$944,524
Other comprehensive (loss) income :
Net unrealized (loss) gain during the period related to cash flow hedges	(19,000)	78,000	54,000	189,000

Comprehensive income:	$893,215	$236,550	$2,148,109	$1,133,524

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

m) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $3,996,548 is designated as a hedged item for interest rate swaps at September 30, 2006.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness tests, and as such no gains or losses were included in net earnings during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $19,000 and a gain of $78,000 were included in other comprehensive income for the three months ended September 30, 2006 and 2005, respectively. Gains of $54,000 and $189,000 were included in other comprehensive income for the nine months ended September 30, 2006 and 2005, respectively. The original term of the contract is ten years.

n) Share-based Compensation:

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At September 30, 2006, the Company had 1,805,025 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. The Company adopted FAS No. 123(R) under the modified prospective transition method, and consequently prior period results have not been restated. Under this transition method, in 2006 the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). Prior to January 1, 2006, the Company applied APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for its employee stock compensation and applied FAS No. 123 Accounting for Stock Issued to Employees for disclosure purposes only. Under APB 25, the intrinsic value method was used to account for share-based employee compensation plans and expense was not recorded for awards granted with no intrinsic value. The FAS No. 123 disclosures include pro forma net earnings (loss) and earnings (loss) per share as if the fair value-based method of accounting had been used. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

For the three months ended September 30, 2006, the Company recognized $125,205 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Summary of Operations. For the nine months ended September 30, 2006, the Company recognized $502,051 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Summary of Operations. This expense was offset by a $63,000 deferred tax benefit for non-qualified share–based compensation. As of September 30, 2006, the Company had no unrecognized compensation cost expected to be recognized for share-based awards made prior to January 1, 2006. All such grants were fully-vested prior to January 1, 2006.

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

During the nine-month period ended September 30, 2006, the Company received $966,728 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of the changes in total stock options and stock appreciation rights outstanding during the nine months ended September 30, 2006 follows:

	Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2005	849,750	$12.98
Granted	237,825	11.55
Exercised	(102,850)	9.40
Forfeited or expired	(33,550)	12.94

Outstanding September 30, 2006	951,175	$13.01	3.1 years

At September 30, 2006, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $(600,044).

Options exercised during the three and nine-month periods ended September 30, 2006, had intrinsic values of $23,886 and $262,251, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the three months ended September 30, 2006 and 2005 was $2.28 and $2.57, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the nine months ended September 30, 2006 and 2005 was $2.11 and $2.91, respectively. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Expected dividend yield (1)	4.4%	4.0%	4.2 to 4.5%	3.6 to 4.7%
Expected stock price volatility (2)	25.2%	26.7%	25.1 to 26.7%	26.7 to 36.0%
Risk-free interest rate (3)	4.8%	4.0%	4.6 to 5.1%	3.8 to 4.0%
Expected life in years (4)	5.0	5.0	5.0 to 10.0	5.0 to 10.0

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.
(2)	The determination of expected stock price volatility for options and SARs granted in the three and nine month periods ended September 30, 2006 was based on historical Superior common stock prices over a period commensurate with the expected life.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(4)	The expected life in years for options and SARs granted in 2006 was based on the historical exercise patterns experienced by the Company when the award is made.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net earnings, as reported	$912,215	$158,550	$2,094,109	$944,524
Add: Total stock-based employee compensation programs recorded as expense, net of tax	125,159	—	438,806	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(125,159)	(165,149)	(438,806)	(763,771)

Pro forma net earnings (loss)	$912,215	$(6,599)	$2,094,109	$180,753

Net earnings per common share:
Basic – as reported	$0.14	$0.02	$0.30	$0.13

Basic – pro forma	$0.14	$0.00	$0.30	$0.02

Diluted – as reported	$0.14	$0.02	$0.30	$0.13

Diluted – pro forma	$0.14	$0.00	$0.30	$0.02

NOTE 2 – Recent Accounting Pronouncements:

In November 2004, the FASB issued FAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 as of January 1, 2006 has not had a material impact on the Company’s financial position and the results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FAS No. 109, Accounting for Income Taxes. The Company is required to adopt the provisions of this statement beginning in the first quarter of fiscal 2007. The Company is currently assessing the impact of this Interpretation on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company is currently reviewing the provisions of FAS No. 157 to determine the impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS No. 158 amends FAS No. 87, Employers’ Accounting for Pensions, FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits, FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and FAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Effective for fiscal years ending after December 15, 2006, FAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adoption shall be recorded as an adjustment to other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to FAS No. 87, FAS No. 88 or FAS No. 106. As further described in Note 4, we have pension benefit plans that will be subject to the provisions of FAS No. 158. At this time we cannot yet determine what the funded status of these plans will be at December 31, 2006, the end of our fiscal year. However, the Company does not anticipate that any adjustment to our Consolidated Balance Sheet would significantly impact our financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 will apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 - Long-Term Debt:

	September 30 2006	December 31, 2005
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	3,996,548	5,002,350
Note payable to Bank of America, 0% interest, payable on January 1, 2007	330,110	660,219

	4,326,658	5,662,569
Less payments due within one year included in current liabilities	1,752,705	1,683,029

Long-term debt less current maturities	$2,573,953	$3,979,540

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.3% at September 30, 2006). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2006, approximately $742,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost - benefits earned during the period	$155,000	$167,000	$464,000	$500,000
Interest cost on projected benefit obligation	248,000	270,000	743,000	810,000
Expected return on plan assets	(322,000)	(345,000)	(966,000)	(1,035,000)
Amortization of prior service cost	15,000	44,000	46,000	132,000
Recognized actuarial loss	6,000	20,000	17,000	61,000
Settlement loss	—	287,000	—	287,000

Net periodic pension cost	$102,000	$443,000	$304,000	$755,000

A contribution of $500,000 was made to the Company’s benefit plans in the three and nine-month periods ended September 30, 2006.

A contribution of $500,000 was made to the Company’s benefit plans in the three and nine-month periods ended September 30, 2005.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $830,373 and $373,541, respectively, for the nine-month periods ended September 30, 2006 and 2005. Cash paid for interest was $357,529 and $473,242, respectively, for the nine-month periods ended September 30, 2006 and 2005.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of September 30, 2006, the related condensed consolidated summary of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

October 27, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited, to the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Insurance

The Company self-insures for certain obligations related to health and workers’ compensation programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential exposure associated with reported claims and for losses that have occurred, but have not been reported. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Stock-based payments

Effective January 1, 2006, the Company adopted FAS No. 123(R), “Share-Based Payment.” FAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Since the Company adopted FAS No. 123(R) using the modified-prospective-transition-method, prior periods have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding as of the beginning of the period of adoption. All stock based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). The Company continues to measure share-based compensation cost using the Black-Scholes option-pricing model. Compensation cost is recognized in the period of grant as all awards granted by the Company are fully vested at the time of grant.

Results of Operations

Net sales decreased from approximately $34,194,000 for the three months ended September 30, 2005 to $33,440,000 for the three months ended September 30, 2006. Net sales decreased from $100,910,000 for the nine months ended September 30, 2005 to $96,081,000 for the nine months ended September 30, 2006. The decreases in sales in the three and nine month periods are primarily attributed to the January 2005 implementation of our new Warehouse Management System that resulted in disruptions to our service levels with customers during the first half of 2005. As a result of these service issues, the Company experienced continuing declines in revenues with certain customers over the remainder of 2005 and the first nine months of 2006 in excess of new revenues generated.

Cost of goods sold, as a percentage of net sales, approximated 68.5% for the three months ended September 30, 2006 compared to 71.2% for the three months ended September 30, 2005. Cost of goods sold, as a percentage of net sales, approximated 68.2% for the nine months ended September 30, 2006 compared to 69.3% for the nine months ended September 30, 2005. The decrease as a percentage of sales in the three-month period is primarily attributed to reductions in payroll and benefits related costs (0.7%), improved sourcing of product (1.1%), improvement in our net freight expense (0.4%) and other net cost savings (0.5%). The decrease as a percentage of sales in the nine-month period is primarily attributed to reductions in payroll and benefits related costs (0.9%), and improved sourcing of product (1.1%), offset by the overall reduction in manufacturing volume. The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of net sales, were approximately 26.7% and 27.7%, respectively, for the three-month periods ended September 30, 2006 and 2005. Selling and administrative expenses, as a percentage of net sales, were approximately 27.9% and 28.8%, respectively, for the first nine months of 2006 and 2005. The decrease as a percentage of sales in the three-month period is attributed primarily to a reduction in salaries, wages and benefit related costs, (0.9%). This decrease is net of the impact of options expensed in the current period of approximately $125,000 (0.4%). The decrease as a percentage of sales in the nine-month period is attributed primarily to a reduction in salaries, wages and benefit related costs, (0.9%). This decrease is net of the impact of options expensed in the current period of approximately $502,000 (0.5%).

Interest expense of approximately $111,000 for the three-month period ended September 30, 2006 decreased 32.2% from $163,000 for the similar period ended September 30, 2005. Interest expense of $346,000 for the nine-month period ended September 30, 2006 decreased 25.8% from $467,000 for the similar period ended September 30, 2005. These decreases are attributed to lower outstanding borrowings in the current periods.

The Company’s effective tax rate for the three months ended September 30, 2006 was 38.0% versus 30.6% for the three months ended September 30, 2005. The Company’s effective tax rate for the nine months ended September 30, 2006 was 38.5% versus 33.7% for the nine months ended September 30, 2005. The significant increase in the rates for the three and nine-month periods ended September 30, 2006 are attributed primarily to non-deductible share-based compensation expense recognized for book purposes in 2006.

Liquidity and Capital Resources

Accounts receivable and other current assets increased approximately 5.2% from $28,473,000 on December 31, 2005 to $29,956,000 as of September 30, 2006. This increase is primarily attributed to an increase in deposits for inventory in transit of $2,258,000 due to hurricane related delays experienced in receiving goods from our Central American contractors and a $2,181,000 increase in the amount receivable from our Central American contractors primarily as a result of modifications in the payment terms associated with these receivables. These increases are offset by decreases in trade receivables of approximately $1,080,000 due to lower sales in the current period and a decrease of $252,000 in refundable income taxes due to the current tax provision exceeding the taxes paid year to date.

Inventories decreased approximately 11.9% from $37,187,000 on December 31, 2005 to $32,759,000 as of September 30, 2006, as management has continued to focus on reducing inventory levels.

Other intangible assets decreased from approximately $1,250,000 as of December 31, 2005 to $1,072,000 at September 30, 2006, as a result of the scheduled amortization of intangible assets.

Other assets decreased 63.6% from approximately $7,434,000 as of December 31, 2005 to $2,703,000 at September 30, 2006. The Company cashed in its outstanding officer life insurance policies during 2006 generating approximately $4,638,000 in cash for the Company.

Accounts payable increased 10.8% from approximately $6,047,000 on December 31, 2005 to $6,697,000 on September 30, 2006, primarily due to the timing of purchases.

Cash and cash equivalents increased by approximately $1,383,000 from $3,220,000 on December 31, 2005 to $4,603,000 as of September 30, 2006. This increase is attributed to $9,238,000 provided from operating activities, and $4,019,000 provided by investing activities offset by $11,875,000 utilized in financing activities. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At September 30, 2006, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine-month periods ended September 30, 2006 and 2005, the Company paid cash dividends of approximately $2,800,000 and $3,020,000, respectively.

During the nine months ended September 30, 2006, the Company reacquired and retired 707,194 shares of its common stock, at a cost of approximately $8,705,000. The Company reacquired and retired 147,169 shares of its common stock, at a cost of approximately $1,845,000, during the nine months ended September 30, 2005. The Company anticipates that it will continue to pay dividends and that it will reacquire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its anticipated funding requirements for the remainder of the year and for the foreseeable future.

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 as of January 1, 2006 has not had a material impact on the Company’s financial position and the results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FAS No. 109, Accounting for Income Taxes. The Company is required to adopt the provisions of this statement beginning in the first quarter of fiscal 2007. The Company is currently assessing the impact of this Interpretation on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company is currently reviewing the provisions of FAS No. 157 to determine the impact on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. FAS No. 158 amends FAS No. 87, Employers’ Accounting for Pensions, FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits, FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions and FAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.

Effective for fiscal years ending after December 15, 2006, FAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adoption shall be recorded as an adjustment to other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to FAS No. 87, FAS No. 88 or FAS No. 106. As further described in Note 4, we have pension benefit plans that will be subject to the provisions of FAS No. 158. At this time we cannot yet determine what the funded status of these plans will be at December 31, 2006, the end of our fiscal year. However, the Company does not anticipate that any adjustment to our Consolidated Balance Sheet would significantly impact our financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 will apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and is not expected to have a material impact.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 1 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the nine-month period ended September 30, 2006.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of approximately $3,997,000 is designated as a hedged item for interest rate swaps at September 30, 2006. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $19,000 and a gain of $78,000 were included in other comprehensive income (loss) for the three months ended September 30, 2006 and 2005, respectively. Gains of $54,000 and $189,000 were included in other comprehensive income for the nine months ended September 30, 2006 and 2005, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4. Controls and Procedures

The Chief Executive Officer, Michael Benstock, and the Chief Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2006 to July 31, 2006)	97,915	$13.15	97,915
Month #2 (August 1, 2006 to August 31, 2006)	29,155	12.94	29,155
Month #3 (September 1, 2006 to September 30, 2006)	—	—	—

TOTAL	127,070	$13.10	127,070	329,830

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security-Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date October 31, 2006	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.