Form 10-K
period 2006-12-31
SUPERIOR UNIFORM GROUP INC
filed 2007-03-13
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	I.R.S. Employer Identification
10055 Seminole Blvd.	No. 11-1385670
Seminole, Florida 33772

Telephone (727) 397-9611

Securities registered pursuant to Section 12 (b) of the Act:
Common Shares with a par value of $.001 each	Listed on American Stock Exchange

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

Yes  ☐    No   ☒

At June 30, 2006, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($13.10) as reported by the American Stock Exchange, was approximately $62 million.

The number of shares outstanding as of March 2, 2007 was 6,637,909 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2006, relating to its Annual Meeting of Shareholders to be held May 4, 2007, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III and portions of the information required by Item 5 of Part II.

Exhibit index may be found on Page 44.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company,” “Superior,” “we,” “our,” or “us” mean Superior Uniform Group, Inc. together with its subsidiary, except where the context otherwise requires. Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions the availability of manufacturing materials and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida.

Superior, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Universal®, Sope Creek® and UniVogue™ – manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, and commercial markets, as well as resort embroidered sportswear. There are no significant distinct segments or lines of business. Approximately 95% of its business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

Products

Superior manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

•	Uniforms and service apparel for personnel of:

•	Hospitals and health facilities;

•	Hotels, commercial buildings, residential buildings, and food service facilities;

•	General and special purpose industrial uses;

•	Commercial enterprises (career apparel for banks, airlines, etc.);

•	Public and private safety and security organizations; and

•	Miscellaneous service uses.

•	Miscellaneous products directly related to:

•	Uniforms and service apparel specified above (e.g. operating room masks, boots, and sheets); and

•	Linen suppliers and industrial launderers, to whom a substantial portion of Superior’s uniforms and service apparel are sold; such products being primarily industrial laundry bags.

•	Resort embroidered sportswear.

Uniforms and service apparel account for in excess of 95% of net sales; no other single class of product listed above accounts for more than 10% of net sales.

Competition

Superior competes with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers which include publicly held companies such as ARAMARK (a division of ARAMARK Corporation), Cintas Corporation, Unifirst Corporation and G&K Services. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but we believe that Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 6% of its 2006 sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock between one and two weeks after their receipt. As of March 10, 2007, the backlog of all orders that we believe to be firm was approximately $6.4 million, compared to approximately $6.7 million in the previous year.

Inventory

Superior markets itself to its customers as a “stock house.” Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products. In 2006, 2005, and 2004, approximately 75%, 73%, and 70%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America, it could significantly disrupt Superior’s business.

Intellectual Property

While Superior owns and uses several trademarks, its mark “Fashion Seal Uniforms” (presently registered until August 8, 2007) is important since more than 50% of Superior’s products are sold under that name. We have filed the required application to renew this Registration. We expect to receive the renewal before the expiration date. When the renewal is received, the “Fashion Seal Uniforms” mark will be registered through August 8, 2017.

Environmental Matters

In view of the nature of our business, compliance with federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings and we do not expect it to have a material impact in the future.

Employees

Superior employed 696 persons as of December 31, 2006.

Securities Exchange Act Reports

The Company maintains an internet website at the following address: www.superioruniformgroup.com. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Prices in the uniform and corporate identity apparel industry have been declining over the past several years primarily as a result of the trend to move sewing operations offshore, the introduction of new manufacturing technologies, and increased competition. Products sewn offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore. Many of our competitors source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our production costs or if our production costs increase and we cannot increase our prices.

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

A portion of our operations are subject to quotas imposed by bilateral textile agreements between the countries from which we procure raw materials and the countries where our products are manufactured. These quotas limit the amount of products that may be imported from a particular country.

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

Our registered and common law trademarks, as well as certain of our licensed trademarks, have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our mark “Fashion Seal Uniforms” (presently registered until August 8, 2007) is important to our business, as more than 50% of our products are sold under that name. We have filed the required application to renew this Registration. We expect to receive the renewal before the expiration date. When the renewal is received, the “Fashion Seal Uniforms” mark will be registered through August 8, 2017. We cannot assure you that third parties will not assert claims against any such intellectual property or that we will be able to successfully resolve all such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition. In addition, some of our license agreements with third parties will expire by their terms over the next several years. There can be no assurance that we will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2006, 2005, and 2004 approximately 75%, 73%, and 70%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these [and the other Gulf Coast hurricanes] during fiscal 2005. While we were not impacted by any hurricane related events during fiscal 2006, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Certain of our existing stockholders have significant control.

At December 31, 2006, our executive officers and certain of their family members collectively beneficially owned 28.9% of our outstanding common stock, of which Gerald M. Benstock, our Chairman of the Board, beneficially owned 22.9%. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring stockholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted) and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing locales are rented for nominal amounts due to cities providing incentives for manufacturers to locate in their area—all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

•	Seminole, Florida – Plant of approximately 60,000 square feet owned by the registrant; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora under lease requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping; lease expiring in 2011.

•

Tampa, Florida – Plant of approximately 15,000 square feet, leased from private owners; used for warehousing, shipping and customer service for customers located in the greater Tampa Bay area; lease expiring in 2010.

•	Miami, Florida – Plant of approximately 5,000 square feet, leased from private owners under a lease expiring in 2007; used for regional sales office, warehousing, shipping, and small retail operation.

•	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee under lease requiring payment of only a nominal rental; used for storage; lease expiring in 2009.

•	Marietta, Georgia – Plant and warehouse of approximately 25,000 square feet leased from private owners; lease expiring in 2008.

•	Portland, Oregon – Plant and warehouse of approximately 6,000 square feet leased from private owners used for warehousing and shipping, expiring in 2008.

•

Miscellaneous – Atlanta, Georgia, leased warehouse and sales office of approximately 10,000 square feet – lease expiring in 2010; Lexington, Mississippi, used for warehousing and shipping of approximately 40,000 square feet – owned; Hamburg, Arkansas, approximately 18,000 square feet, used for shipping – owned; Dallas, Texas, leased sales office of approximately 2,055 square feet – lease expiring in 2007.

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

The table below presents, for our common shares, dividend per share information and the quarterly high and low sales prices per share as reported in the consolidated transaction reporting system of the American Stock Exchange.

	QUARTER ENDED
	2006				2005
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$11.53	$13.15	$13.34	$13.40	$14.95	$14.85	$13.70	$12.80
Low	$10.00	$11.00	$11.35	$11.39	$13.26	$10.92	$11.65	$9.95
Dividends (total for 2006-$0.54; 2005-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

We have declared cash dividends of $0.135 per share in each of the quarters for the fiscal years ending December 31, 2005 and 2006. We expect that, so long as earnings and business conditions warrant, we will continue to pay dividends and that the amount thereof, as such conditions permit, and as the Directors approve, will increase from time to time.

On March 2, 2007, registrant had 205 shareholders of record and the closing price for registrant’s common shares on the American Stock Exchange was $12.70 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2006, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	938,850	$13.03	1,810,500
Equity compensation Plans not approved by Security holders	—	—	—

Total	938,850	$13.03	1,810,500

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE YEAR CUMULATIVE RETURN* AMONG SUPERIOR UNIFORM GROUP, INC., S&P 500 INDEX, AND S&P APPAREL ACCESSORIES & LUXURY GOODS INDEX**

The following graph, based on data provided by Standard & Poor, shows changes in the value of $100 invested on December 31, 2001 of: (a) shares of Company common stock; (b) the S&P 500 Index; and (c) the S&P 500 Apparel, Accessories & Luxury Goods Index. Total shareholder returns from each investment can be calculated from the year-end investment values shown in the table above the graph provided below.

		ANNUAL RETURN PERCENTAGE
		Years Ending
Company / Index		Dec02	Dec03	Dec04	Dec05	Dec06
SUPERIOR UNIFORM GROUP INC		43.90	38.54	-5.77	-28.52	30.62
S&P 500 INDEX		-22.10	28.68	10.88	4.91	15.79
S&P 500 APPAREL, ACCESSORIES & LUXURY GOODS		-7.74	13.20	28.39	3.28	29.75

		INDEXED RETURNS
	Base Period	Years Ending

Company / Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06
SUPERIOR UNIFORM GROUP INC	100	143.90	199.35	187.86	134.28	175.40
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 APPAREL, ACCESSORIES & LUXURY GOODS	100	92.26	104.44	134.09	138.49	179.68

*	Total return assumes reinvestment of dividends.
**	Fiscal year ending December 31st.

Note: The stock price performance shown on the graph above is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The following selected data are derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

Years Ended December 31,	2006	2005	2004	2003	2002
Net sales	$127,695,735	$133,312,351	$143,567,473	$137,326,341	$148,106,311

Costs and expenses:
Cost of goods sold	87,875,036	93,596,828	96,279,784	90,334,765	99,859,787
Selling and administrative expenses	35,812,406	37,610,557	38,524,803	37,491,162	39,400,795
Interest expense	451,026	610,781	624,199	696,504	853,081

	124,138,468	131,818,166	135,428,786	128,522,431	140,113,663

Earnings before taxes on income, and cumulative effect of change in accounting principle	3,557,267	1,494,185	8,138,687	8,803,910	7,992,648
Taxes on income	1,360,000	250,000	2,760,000	3,100,000	2,895,000

Earnings before cumulative effect of change in accounting principle	2,197,267	1,244,185	5,378,687	5,703,910	5,097,648
Cumulative effect of change in accounting principle, net of tax benefit of $2,560,000	—	—	—	—	(4,504,563)

Net earnings	$2,197,267	$1,244,185	$5,378,687	$5,703,910	$593,085

Basic net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.32	$0.17	$0.72	$0.79	$0.72
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.64)

Basic net earnings per common share	$0.32	$0.17	$0.72	$0.79	$0.08

Diluted net earnings per common share:
Earnings before cumulative effect of change in accounting principle	$0.32	$0.17	$0.71	$0.78	$0.71
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.63)

Diluted net earnings per common share	$0.32	$0.17	$0.71	$0.78	$0.08

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$85,158,774	$97,261,057	$107,954,243	$102,973,933	$99,826,952

Long-term debt	$2,201,806	$3,979,540	$5,662,569	$6,266,047	$7,445,068

Working capital	$56,411,002	$58,922,055	$61,255,572	$66,212,497	$61,688,699

Shareholders’ equity	$72,102,191	$81,524,754	$87,068,494	$84,884,482	$80,110,389

Item 7.	Management’ s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS: In 2006, net sales decreased 4.2% in comparison to 2005. In 2005, net sales decreased 7.1% in comparison to 2004. The 2006 decrease in net sales is primarily attributed to the January 2005 implementation of our new warehouse management system that resulted in disruptions to our service levels with customers during the first half of 2005. As a result of these service issues, the Company experienced continuing declines in revenues with certain customers over the remainder of 2005 and in 2006 in excess of new revenues generated. The 2005 decrease is attributed to several factors. First, the Company experienced shipping difficulties through the first quarter of 2005 as a result of issues created in the implementation of its new warehouse management system at its central distribution center. As a result of these difficulties, certain customers reduced the amount of purchases that they made with the Company through the remainder of 2005. Additionally, the Company and its customers were adversely affected by several major hurricanes later in the year. These hurricanes disrupted the Company’s supply lines for several months and more significantly affected certain of our customers operations and purchasing patterns.

As a percentage of sales, cost of goods sold was 68.8% in 2006, 70.2% in 2005, and 67.1% in 2004. The percentage decrease in 2006 as compared to 2005 is primarily attributed to reductions in payroll and benefits related costs (0.8%), and improved sourcing of product (1.4%). These improvements are offset by the impact of management’s decision in the fourth quarter of 2006 to exit the corporate sales portion of our Sope Creek business. As a result of this decision, we took a pre-tax charge of approximately $450,000 in the fourth quarter of 2006 for the write-down of the remaining corporate inventory and $800,000 or (0.6%) of sales for the full year 2006 related to the inventory write-downs and close-out sales at losses related to this inventory. The percentage increase in 2005 as compared to 2004 is primarily attributed to the following items. First, cost of goods sold increased 0.6% as a percentage of net sales as a result of increased product costs as well as the competitive pricing market in which we operated in 2005. Second, reductions in sales and production volumes without corresponding decreases in overhead added approximately 2.0% to our cost of goods sold as a percentage of net sales. Finally, increased obsolescence in 2005, associated with the release of the new Defining Uniforms catalog and related product line changes, added 0.5% to cost of goods sold as a percentage of net sales.

As a percentage of sales, selling and administrative expenses were 28.0% in 2006, 28.2% in 2005, and 26.8% in 2004. The decrease in percentage in 2006 as compared to 2005 is attributed primarily to a reduction in salaries, wages and benefit related costs, (0.6%). This decrease is net of the impact of options expensed in the current period of approximately $502,000 (0.4%). This improvement is offset by the reduction in gain on sale of fixed assets (0.4%). The Company sold its Tampa distribution facility in 2005 and relocated the majority of the operations from this facility to its central distribution facility in Eudora, Arkansas and opened a small retail location in Tampa. The increase in selling and administrative expenses as a percentage of sales in 2005 as compared to 2004 is primarily attributed to the significant reductions in sales with less significant reductions in selling and administrative expenses. 2005 selling and administrative expenses included increased depreciation, associated primarily with the new warehouse system, of approximately $476,000; $299,000 in pension settlement losses associated with staff reductions and corresponding lump sum pension payments to employees; and $206,000 in increased severance costs associated with the staff reductions. These increases were offset by a $355,000 reduction in professional fees, primarily associated with outside consulting fees for Sarbanes-Oxley section 404 compliance work and a $665,000 reduction in medical insurance expense as a result of lower headcounts and various modifications to the Company’s medical plans.

Interest expense as a percentage of sales was 0.4% in 2006, 0.5% in 2005, and 0.4% in 2004. The decrease in 2006 as compared to 2005 is due to lower borrowings outstanding. The increase in 2005 as compared to 2004 is due to lower sales volume and increased borrowings outstanding during the year on the Company’s revolving debt agreement.

The effective income tax rate in 2006 was 38.2%, 2005 was 16.7%; and in 2004 it was 33.9%. The increase in 2006 is primarily attributed to non-deductible share-based compensation expense recognized for book purposes in 2006 (3.0%) and due to the prior year’s reduction in the accrual for tax contingencies (10.9%) as discussed below. Additionally, other permanent differences between book and tax included a non-taxable income amount for Officer life insurance (4.0%) in 2005 that did not recur in 2006. Finally, the prior year percentages were higher due to the significantly lower taxable income in 2005. The decrease in 2005 as compared to 2004 is primarily attributed to a reduction in the accrual for tax contingencies during the year (-12.4%) and due to other permanent differences between book and tax income (-4.7%) due to a decrease in taxable income.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

In 2006, the Company reported net income of 1.7% of sales with a return of 2.9% on average shareholders’ equity. In 2005, the Company reported net income of 0.9% of sales with a return of 1.5% on average shareholders’ equity. In 2004, the Company reported net income of 3.7% of sales with a return of 6.3% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.

Accounts receivable decreased 0.1% from $25,706,970 on December 31, 2005 to $25,692,752 as of December 31, 2006.

Inventories decreased 10.6% from $37,186,779 on December 31, 2005 to $33,251,964 as of December 31, 2006. This decrease is attributed to improved inventory management procedures and a focused effort by management to reduce inventory levels.

Other assets decreased 80.3% from $7,434,119 on December 31, 2005 to $1,462,753 as of December 31, 2006. The Company cashed in its outstanding officer life insurance policies during 2006 resulting in a decrease of approximately $4,638,000. Additionally, the adoption of FAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans resulted in a reduction of the amount recognized for prepaid pension assets by $1,158,025.

Accounts payable decreased 16.9% from $6,046,575 on December 31, 2005 to $5,025,981 on December 31, 2006 primarily due to the lower inventory levels discussed above.

Other current liabilities increased 10.3% from $2,228,243 on December 31, 2005 to $2,457,839 on December 31, 2006. The increase is primarily attributed to an increase of approximately $77,000 in real estate and personal property taxes and an increase in accrued medical costs of $92,000.

The working capital of the Company at December 31, 2006 was approximately $56,411,000 and the working capital ratio was 7.1:1. For 2005, our working capital was approximately $58,922,000 and the working capital ratio was 6.9:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2006, the Company’s percentage of total debt to total debt and equity was 5.2% and in 2005 it was 6.5%. The decrease is attributed primarily to a reduction in long-term debt due to scheduled principal payments offset by a reduction in equity due to stock repurchases.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $887,000, $2,157,000, and $6,162,000, in the years 2006, 2005, and 2004, respectively. The significant increase in 2004, and subsequent decreases in 2005 and 2006, is primarily attributed to an upgrade of the Company’s central warehouse distribution system in Eudora, Arkansas. This project was completed in January of 2005. Total capitalized expenditures for this project in 2005 and 2004, were approximately $830,000 and $5,237,000, respectively. During 2005 the Company also sold its warehouse and distribution facility in Tampa, Florida generating proceeds of approximately $3,093,000. Additionally, in 2004, the Company purchased certain software for approximately $990,000 that was 100% financed via long-term debt. The Company at all times evaluates its capital expenditure programs in light of prevailing economic conditions.

During the years ended December 31, 2006 and 2005, the Company paid cash dividends of approximately $3,692,000 and $3,993,000, respectively, on a quarterly dividend of $.135 per share. In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 707,194 and 295,124 of its common shares in the years ended December 31, 2006 and 2005, respectively, with costs of $8,705,000 and $3,620,000, respectively. At December 31, 2006, we had 329,830 shares remaining on our common stock repurchase authorization. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2006, cash and cash equivalents increased by approximately $700,000. This increase is attributed to approximately $9,851,000 in cash provided from operations, and by approximately $3,862,000 from investing activities and offset by approximately $13,012,000 utilized in financing activities. Financing activities consisted primarily of dividends paid and common stock repurchases, as discussed above, as well as scheduled debt payments of approximately $1,683,000. These amounts were offset by approximately $1,032,000 in proceeds for the exercise of employee stock options.

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

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.3% at December 31, 2006). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2006, approximately $185,000 was outstanding under letters of credit. On March 27, 2001, and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia Bank contain restrictive provisions concerning liabilities to tangible net worth ratio (0.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2007.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

The following table describes our contractual obligations as of December 31, 2006 and for the following periods:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Variable rate term loans and revolving credit facility	$1,448,000	$2,201,000	$—	$—	$3,649,000
Other debt arrangements, including capital leases	330,000	—	—	—	$330,000
Operating leases	384,000	543,000	—	—	$927,000

Total contractual cash obligations	$2,162,000	$2,744,000	$—	$—	$4,906,000

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

Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4, to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 as of January 1, 2006 has not had a material impact on the Company’s financial position or the results of operations.

In July 2006, FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109. Interpretation 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements or its ability to comply with its current debt covenants.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

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

Effective December 31, 2006, the Company adopted FAS No. 158 which requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adoption has been recorded as an adjustment to other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to FAS No. 87, FAS No. 88 or FAS No. 106. As further described in Note 8, we have pension benefit plans that are subject to the provisions of FAS No. 158.

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and did not have a material impact on our financial position or results of operations.

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

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 6 of the Notes to Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant increase in the Company’s interest expense for the year ended December 31, 2006.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $3,649,431 is designated as a hedged item for the interest rate swap at December 31, 2006.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net income during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $65,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2006. A gain of $230,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2005. A gain of $317,000 associated with this interest rate swap agreement was included in other comprehensive income for the year ended December 31, 2004. The fair market values of the interest rate swap of $36,000 and $101,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

Item 8.	Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

	2006	2005	2004
Net sales	$127,695,735	$133,312,351	$143,567,473

Costs and expenses:
Cost of goods sold	87,875,036	93,596,828	96,279,784
Selling and administrative expenses	35,812,406	37,610,557	38,524,803
Interest expense	451,026	610,781	624,199

	124,138,468	131,818,166	135,428,786

Earnings before taxes on income	3,557,267	1,494,185	8,138,687
Taxes on income	1,360,000	250,000	2,760,000

Net earnings	$2,197,267	$1,244,185	$5,378,687

Basic net earnings per common share	$0.32	$0.17	$0.72

Diluted net earnings per common share	$0.32	$0.17	$0.71

Dividends per common share	$0.54	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets

Years Ended December 31,

ASSETS
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$3,920,276	$3,220,174
Accounts receivable, net	25,692,752	25,706,970
Inventories	33,251,964	37,186,779
Prepaid expenses and other current assets	2,807,564	2,765,979

TOTAL CURRENT ASSETS	65,672,556	68,879,902
PROPERTY, PLANT AND EQUIPMENT, NET	15,393,879	18,079,292
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	1,012,175	1,250,333
OTHER ASSETS	1,462,753	7,434,119

	$85,158,774	$97,261,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,025,981	$6,046,575
Accrued expenses	2,457,839	3,182,159
Current portion of long-term debt	1,777,734	1,683,029

TOTAL CURRENT LIABILITIES	9,261,554	10,911,763
LONG-TERM DEBT	2,201,806	3,979,540
LONG-TERM PENSION LIABILITY	1,108,223	—
DEFERRED INCOME TAXES	485,000	845,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,604,844 and 7,202,338, respectively.	6,605	7,202
Additional paid-in capital	15,235,448	15,240,229
Retained earnings	57,753,587	66,378,323
Other comprehensive income (loss), net:
Cash flow hedges	(36,000)	(101,000)
Pensions	(857,449)	—

TOTAL SHAREHOLDERS’ EQUITY	72,102,191	81,524,754

	$85,158,774	$97,261,057

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2004	7,370,562	$7,371	$13,641,223	$71,883,888	$(648,000)	$84,884,482
Common shares issued upon exercise of options	160,900	161	1,659,233			1,659,394
Tax benefit from exercise of stock options			155,000			155,000
Purchase and retirement of common shares	(94,950)	(95)	(189,594)	(1,121,821)		(1,311,510)
Cash dividends declared ($.54 per share)				(4,014,559)		(4,014,559)
Comprehensive Income:
Net earnings				5,378,687		5,378,687
Net change during the period related to cash flow hedges					317,000	317,000

Other comprehensive Income						317,000

Comprehensive Income						5,695,687

Balance, December 31, 2004	7,436,512	7,437	15,265,862	72,126,195	(331,000)	87,068,494
Common shares issued upon exercise of options	60,950	61	562,137			562,198
Tax benefit from exercise of stock options			33,000			33,000
Purchase and retirement of common shares	(295,124)	(296)	(620,770)	(2,999,624)		(3,620,690)
Cash dividends declared ($.54 per share)				(3,992,433)		(3,992,433)
Comprehensive Income:
Net earnings				1,244,185		1,244,185
Net change during the period related to cash flow hedges					230,000	230,000

Other comprehensive Income						230,000

Comprehensive Income						1,474,185

Balance, December 31, 2005	7,202,338	7,202	15,240,229	66,378,323	(101,000)	81,524,754
Common shares issued upon exercise of options	109,700	110	1,031,693			1,031,803
Share-based compensation expense			502,051			502,051
Tax benefit from exercise of stock options			36,000			36,000
Purchase and retirement of common shares	(707,194)	(707)	(1,574,525)	(7,130,020)		(8,705,252)
Cash dividends declared ($.54 per share)				(3,691,983)		(3,691,983)
Comprehensive Income:
Net earnings				2,197,267		2,197,267
Net change during the period related to cash flow hedges					65,000	65,000

Other comprehensive Income						65,000

Comprehensive Income						2,262,267

Adjustment to initially apply FAS No. 158, net of tax					(857,449)	(857,449)

Balance, December 31, 2006	6,604,844	$6,605	$15,235,448	$57,753,587	$(893,449)	$72,102,191

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,197,267	$1,244,185	$5,378,687
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	3,810,767	3,936,752	3,489,772
Provision for (recovery of) bad debts	29,000	114,000	(11,638)
Tax benefit from exercise of stock options	—	33,000	155,000
Share-based compensation expense	502,051	—	—
Deferred income tax provision (benefit)	112,000	(170,000)	850,000
Gain on sale of property, plant and equipment	(110,916)	(651,944)	—
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(14,782)	1,117,891	506,861
Inventories	3,934,815	8,554,631	(7,295,496)
Prepaid expenses and other current assets	(41,585)	(133,061)	(216,142)
Other assets	1,333,475	349,299	(864,062)
Accounts payable	(1,020,594)	(2,806,138)	1,721,251
Accrued expenses	(1,034,853)	(378,927)	(569,209)
Long-term pension liability	154,307	29,426	(431,113)

Net cash flows provided from operating activities	9,850,952	11,239,114	2,713,911

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(887,196)	(2,157,013)	(6,162,371)
Proceeds from disposal of property, plant and equipment	110,916	3,093,431	176,656
Purchase of business, net of cash acquired	—	—	(6,272,259)
Other assets	4,637,891	(461,189)	(374,757)

Net cash provided from (used in) investing activities	3,861,611	475,229	(12,632,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(1,683,029)	(1,593,807)	(1,179,021)
Payment of cash dividends	(3,691,983)	(3,992,433)	(4,014,559)
Proceeds received on exercise of stock options	1,031,803	562,198	1,659,394
Excess tax benefit from exercise of stock options	36,000	—	—
Common stock reacquired and retired	(8,705,252)	(3,620,690)	(1,311,510)

Net cash used in financing activities	(13,012,461)	(8,644,732)	(4,845,696)

Net increase (decrease) in cash and cash equivalents	700,102	3,069,611	(14,764,516)
Cash and cash equivalents balance, beginning of year	3,220,174	150,563	14,915,079

Cash and cash equivalents balance, end of year	$3,920,276	$3,220,174	$150,563

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2006, 2005, and 2004

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Sope Creek® and UniVogue™ – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, Cleanroom, and Resortwear markets.

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

d) Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue as products are shipped and title passes. A provision for estimated returns and allowances is recorded based upon historical experience and current allowance programs. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004, respectively were $174,997, $171,041, and $227,194.

f) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $8,504,047, $8,451,407, and $7,521,935 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

h) Property, plant and equipment

Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of earnings within selling and administrative expenses.

i) Goodwill and other intangible assets

The Company follows FAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. We annually evaluate the recoverability of goodwill and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. The Company has completed the annual impairment test at December 31, 2006, 2005, and 2004 which indicated no impairment of the remaining goodwill. Amortization expense for other intangible assets was $238,159, $238,159, and $178,619, for the years ended December 31, 2006, 2005, and 2004, respectively.

Other intangible assets were recorded in the year ended December 31, 2004 as the Company completed its valuation of the UniVogue acquisition. Other intangible assets include the value assigned to the customer list acquired in this acquisition of $1,667,111 less accumulated amortization of $654,936. The customer list is being amortized straight-line over 7 years.

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

m) Taxes on income

Income taxes are provided for under the liability method in accordance with FAS No. 109, Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

n) Impairment of Long-Lived Assets

In accordance with FAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At December 31, 2006, the Company had 1,810,500 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

For the year ended December 31, 2006, the Company recognized $502,051 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Consolidated Statement of Earnings . This expense was offset by a $63,000 deferred tax benefit for non-qualified share–based compensation. As of December 31, 2006, the Company had no unrecognized compensation cost expected to be recognized for share-based awards made prior to January 1, 2006. All such grants were fully-vested prior to January 1, 2006 under the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

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

During the year ended December 31, 2006, the Company received $1,031,803 in cash from stock option exercises.

p) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options.

q) Comprehensive Income

FAS No. 130, Reporting Comprehensive Income requires disclosure of total comprehensive income. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

r) Operating Segments

FAS No. 131 Disclosures about Segments of an Enterprise and Related Information requires disclosures of certain information about operating segments, products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in one segment, as defined in this statement.

s) Risks and Concentrations

In 2006, 2005, and 2004 approximately 75%, 73%, and 70%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure. Included in the Company’s consolidated balance sheets at December 31, 2006 and 2005 are receivable balances from contractors in Central America totaling approximately $4.8 million and $5.2 million, respectively.

t) Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2006 and 2005, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2006 and 2005, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt.

u) Derivative Financial Instruments

The Company follows FAS No. 133 Accounting for Derivative Instruments and Hedging Activities as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities —an Amendment to FAS Statement No. 133. The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $3,649,431 is designated as a hedged item for the interest rate swap at December 31, 2006. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net earnings during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $65,000, $230,000, and $317,000 were included in other comprehensive income for the year ended December 31, 2006, 2005, and 2004, respectively. The fair market values of the interest rate swap of $36,000 and $101,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, respectively. The original term of the contract is ten years.

v) Use of Estimates

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

w) Recent Accounting Pronouncements:

In November 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4, to provide clarification that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of FAS No. 151 as of January 1, 2006 has not had a material impact on the Company’s financial position or the results of operations.

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109. Interpretation 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements. On initial application, Interpretation 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the Company on January 1, 2007. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements or its ability to comply with its current debt covenants.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. We do not expect the adoption of EITF 06-3 to have a material effect on our consolidated financial statements.

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

Effective December 31, 2006, the Company adopted FAS No. 158 which requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of initial adoption has been recorded as an adjustment to other comprehensive income. Subsequent changes in funded status shall also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to FAS No. 87, FAS No. 88 or FAS No. 106. As further described in Note 8, we have pension benefit plans that are subject to the provisions of FAS No. 158.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance regarding the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessments. The method established by SAB No. 108 requires each of our financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of the misstatement. The provisions of SAB No. 108 apply to our financial position and results of operations for the fiscal year ended December 31, 2006 and did not have a material impact on our financial position or results of operations.

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

Cash	$20,431
Accounts Receivable	1,965,646
Other Current Assets	260,711
Inventories	2,065,444
Property, Plant & Equipment	108,032
Other Assets	11,743
Other Intangible Assets	1,667,111
Goodwill	875,482

TOTAL ASSETS	$6,974,600

Accounts Payable and Accrued Expenses	$681,910

Revenue and expenses of UniVogue are included in the consolidated financial statements beginning March 1, 2004.

NOTE 3 – Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2006	2005	2004
Balance at the beginning of year	$535,000	$525,000	$475,000
Provision (recovery) for bad debts	29,000	114,000	(11,638)
Charge-offs	(166,126)	(123,974)	(112,006)
Recoveries	102,126	19,974	125,571
Acquisition	—	—	48,073

Balance at the end of year	$500,000	$535,000	$525,000

NOTE 4 – Inventories:

	December 31,
	2006	2005
Finished goods	$30,692,108	$33,072,321
Work in process	163,276	277,162
Raw materials	2,396,580	3,837,296

	$33,251,964	$37,186,779

NOTE 5 – Property, Plant and Equipment:

	December 31,
	2006	2005
Land	$727,416	$727,416
Buildings, improvements and leaseholds	8,101,428	8,041,336
Machinery, equipment and fixtures	46,047,580	46,203,032

	54,876,424	54,971,784
Accumulated depreciation and amortization	39,482,545	36,892,492

	$15,393,879	$18,079,292

Depreciation and amortization charges were approximately $3,573,000, $3,699,000, and $3,311,000, in 2006, 2005, and 2004, respectively.

NOTE 6 – Long-Term Debt:

	December 31, 2006	December 31, 2005
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	3,649,431	5,002,350
Note payable to Bank of America, 0% interest, payable on January 1, 2007	330,109	660,219

	3,979,540	5,662,569
Less payments due within one year included in current liabilities	1,777,734	1,683,029

Long-term debt less current maturities	$2,201,806	$3,979,540

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.3% at December 31, 2006). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2006, approximately $185,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

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

The credit agreement and the term loan with Wachovia Bank contain restrictive provisions concerning liabilities to tangible net worth ratio (0.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements as of December 31, 2006.

Scheduled principal payments on long-term obligations are $1,777,734 in 2007, $1,551,202 in 2008, and $650,604 in 2009.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2006	2005	2004
Current:
Federal	$1,186,000	$408,000	$1,832,000
State and local	62,000	12,000	78,000

	1,248,000	420,000	1,910,000
Deferred	112,000	(170,000)	850,000

	$1,360,000	$250,000	$2,760,000

The significant components of the deferred income tax liability are as follows:

	2006	2005
Deferred income tax assets:
Operating reserves and other accruals	$2,514,000	$2,192,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	2,028,000	2,150,000
Deferred expenses	971,000	887,000

Net deferred income tax liability	$485,000	$845,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2006	2005	2004
Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	1.2	0.5	0.6
(Reduction) increase in accrual for tax contingencies	(1.2)	(12.1)	0.3
Non-deductible share-based employee compensation expense	3.0	—	—
Other items	1.2	(5.7)	(1.0)

Effective income tax rate	38.2%	16.7%	33.9%

NOTE 8 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Periodic benefit payments on retirement are determined based on a fixed amount applied to service or determined as a percentage of earnings prior to retirement. The Company is also sponsor of an unfunded supplemental executive retirement plan (SERP) in which several of its employees are participants. Pension plan assets for retirement benefits consist primarily of fixed income securities and common stock equities.

In September 2006, the Financial Accounting Standards Board issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FAS Statements No. 87, 88, 106, and 132(R). FAS No. 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s statement of financial position. The funded status was previously disclosed in the notes to the Company’s consolidated financial statements, but differed from the amount recognized in the statement of financial position. The Statement does not change the accounting for the Company’s defined contribution plan.

Effective for fiscal years ending after December 15, 2008, FAS No. 158 also removes the existing option to use a plan measurement date that is up to 90 days prior to the date of the statement of financial position. The Statement offers two alternate transition methods for making the measurement date change.

The recognition and disclosure provisions of FAS No. 158 are effective for fiscal years ending after December 15, 2006, for entities with publicly traded equity securities that have defined benefit plans and is to be applied as of the end of the year of adoption. Retrospective application is not permitted. The Company adopted the recognition and disclosure provisions of FAS No. 158 effective December 31, 2006.

At December 31, 2006, the Company’s projected benefit obligation under two of its pension plans exceeded the fair value of the plans’ assets by $1,108,000 and thus the plans are underfunded.

The adoption of FAS No. 158 had the following effect on the Company’s consolidated balance sheet as of December 31, 2006:

	As of December 31, 2006
	Prior to adoption of Statement 158	Effect of adopting Statement 158	As adjusted
Non-current assets	$2,429,000	$(1,158,000)	$1,271,000
Long-term pension liability	(937,000)	(171,000)	(1,108,000)
Deferred income taxes	(957,000)	472,000	(485,000)
Accumulated other comprehensive income (loss), net of tax	(36,000)	(857,000)	(893,000)

With the adoption of FAS No. 158, the Company reclassified the pension liability to long-term as of December 31, 2006. The adoption of FAS No. 158 did not affect the Company’s statement of earnings for the year ended December 31, 2006, or any prior periods. Application of the Statement will not change the calculation of net income in future periods, but will affect the calculation of other comprehensive income.

Plan liabilities and the market-related value of our corporate plan assets are determined based on a November 1st measurement date and our factory plan is determined based upon a December 31st measurement date. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005:

	December 31,
	2006	2005
Changes in benefit obligation
Benefit obligation at beginning of year	$17,201,000	$18,282,000
Service cost	618,000	647,000
Interest cost	991,000	1,078,000
Actuarial (gain) loss	(368,000)	(722,000)
Settlement	252,000	348,000
Benefits paid	(1,846,000)	(2,432,000)

Benefit obligation at end of year	16,848,000	17,201,000

Changes in plan assets
Fair value of plan assets at beginning of year	16,534,000	17,274,000
Actual return on assets	1,823,000	1,192,000
Employer contributions	500,000	500,000
Benefits paid	(1,846,000)	(2,432,000)

Fair value of plan assets at end of year	17,011,000	16,534,000

Funded status at end of year	$163,000	$(667,000)

Amounts recognized in consolidated balance sheet
Noncurrent assets	$1,271,000	$2,460,000
Noncurrent liabilities	(1,108,000)	(954,000)

	$163,000	$1,506,000

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,145,000	$—
Prior service cost	184,000	—

	$1,329,000	$—

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2006	2005
Projected benefit obligation	$11,888,000	$12,369,000
Fair value of plan assets	10,780,000	10,707,000

Components of net periodic benefit cost

Net periodic benefits cost	2006	2005	2004
Service cost - benefits earned during the period	$618,000	$647,000	$672,000
Interest cost on projected benefit obligation	991,000	1,078,000	1,033,000
Expected return on plan assets	(1,288,000)	(1,366,000)	(1,249,000)
Amortization of prior service cost	61,000	175,000	172,000
Recognized actuarial loss	23,000	84,000	34,000
Settlement loss	108,000	338,000	—

Net periodic pension cost after settlements	$513,000	$956,000	$662,000

The pension settlement losses included in the table above relate to lump sum payments made to various employees upon their retirement or termination in the current year.

The estimated net actuarial loss (gain) and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are ($22,000) and $37,000, respectively. There is no estimated prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The accumulated benefit obligation for the Company’s defined benefit plans totaled $14,265,000 and $14,608,000 at December 31, 2006 and 2005, respectively.

Included in the above table are pension plans with aggregate accumulated benefit obligations in excess of plan assets. The aggregate accumulated benefit obligations for these plans were $388,000 and $385,000 at December 31, 2006 and 2005, respectively. There are no plan assets for these plans at December 31, 2006 and 2005, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans:

Weighted-average assumptions used to determine benefit obligations at December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2004	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2005	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2006	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2004	6.20%	6.20%	8.00%	8.00%	4.50%	N/A
2005	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2006	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2006, 2005 and target allocation for 2007 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2006	2005	2007
Equity securities	71%	70%	70%
Fixed income	29	30	30

Total	100%	100%	100%

We plan to contribute approximately $500,000 to our defined benefit pension plans in 2007.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2007	$470,000
2008	841,000
2009	601,000
2010	1,134,000
2011	1,094,000
2012-2016	$6,913,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2006, 2005, and 2004, were approximately $126,000, $147,000, and $147,000, respectively.

NOTE 9 – Quarterly Results for 2005 and 2006 (Unaudited):

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$31,857,089	$34,858,915	$34,194,000	$32,402,347

Gross Profit	$10,341,475	$10,801,684	$9,857,419	$8,714,945

Earnings before taxes on income	$219,443	$976,533	$228,550	$69,659

Net earnings	$139,443	$646,533	$158,550	$299,659

Basic net earnings per common share	$0.02	$0.09	$0.02	$0.04

Diluted net earnings per common share	$0.02	$0.09	$0.02	$0.04

Dividends per common share	$0.135	$0.135	$0.135	$0.135

Average outstanding shares (Basic)	7,445,442	7,446,900	7,447,700	7,241,855

Average outstanding shares (Diluted)	7,552,475	7,518,508	7,511,157	7,272,644

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$31,136,543	$31,504,585	$33,440,168	$31,614,439

Gross Profit	$10,105,133	$9,953,881	$10,522,387	$9,239,298

Earnings before taxes on income	$952,226	$979,668	$1,472,215	$153,158

Net earnings	$552,226	$629,668	$912,215	$103,158

Basic net earnings per common share	$0.08	$0.09	$0.14	$0.01

Diluted net earnings per common share	$0.08	$0.09	$0.14	$0.01

Dividends per common share	$0.135	$0.135	$0.135	$0.135

Average outstanding shares (Basic)	7,184,459	6,996,257	6,619,404	6,601,571

Average outstanding shares (Diluted)	7,198,753	7,040,113	6,661,217	6,656,142

The independent registered public accounting firm made limited reviews of the 2005 and 2006 quarterly financial information in accordance with standards established by the Public Company Accounting Oversight Board (United States). Such reviews were substantially less in scope than examinations in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinions were expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $531,000, $590,000, and $751,000, for the years ended December 31, 2006, 2005, and 2004, respectively. Long-term lease commitments totaling $927,000 are as follows: 2007 - $384,000; 2008 - $253,000; 2009 – $151,000; 2010 - $139,000.

NOTE 11 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position. During 2005, the Company entered into severance protection agreements with senior management. The terms of these agreements require the Company to potentially make certain payments to members of senior management in the event of a change in control of the Company. During 2006, the Company entered into indemnification agreements with its directors and officers for certain events or occurrences that happen by reason of the fact that the officer or director is, was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that is considered adequate to cover its exposure.

NOTE 12 – Stock Options:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Options (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date. Proceeds from the exercise of options are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the three years ended December 31, 2006 follows:

	No. of Shares	Weighted Average Exercise Price	Total	Market Price
Outstanding January 1, 2004	662,175	$10.89	$7,213,187
Granted	244,475	14.97	3,659,918	$3,659,918
Exercised	(160,900)	10.31	(1,659,390)
Lapsed	(22,175)	17.30	(383,705)
Cancelled	(13,750)	13.36	(183,705)

Outstanding December 31, 2004	709,825	12.18	8,646,305
Granted	262,450	14.41	3,782,978	$3,782,978
Exercised	(60,950)	9.22	(562,198)
Lapsed	(2,750)	8.13	(22,344)
Cancelled	(58,825)	13.86	(815,407)

Outstanding December 31, 2005	849,750	12.98	11,029,334
Granted	237,825	11.55	2,747,189	$2,747,189
Exercised	(109,700)	9.41	(1,031,802)
Lapsed	(2,100)	9.35	(19,635)
Cancelled	(36,925)	13.27	(489,856)

Outstanding December 31, 2006	938,850	$13.03	$12,235,230

At December 31, 2006, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of ($208,562).

Options exercised during the years ended December 31, 2006, 2005 and 2004 had intrinsic values of $288,966, $241,036 and $770,251, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2006, 2005, and 2004 was $2.11, $2.91, and $2.93, respectively. At December 31, options available to issue were 1,810,500 for 2006, 2,009,300 for 2005, and 2,210,175 for 2004. Options have never been repriced by the Company in any year.

The following table summarizes information about stock options outstanding as of December 31, 2006:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 8.13 to $ 10.45	80,150	0.5	$9.64
11.02 to 13.78	480,875	3.3	12.05
14.00 to 17.13	377,825	2.8	15.00
$ 8.13 to $ 17.13	938,850	2.8	$13.03

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	Related Party Options	Other Options
Exercise price
2006	$11.20	$11.20-$12.84
2005	$14.95	$11.55-$14.95
2004	$15.11	$14.60-$16.00

Market price
2006	$11.20	$11.20-$12.84
2005	$14.95	$11.55-$14.95
2004	$15.11	$14.60-$16.00

Risk free interest rate (1)
2006	4.57%	4.57%-5.12%
2005	3.77%	3.77%-3.98%
2004	3.07%	3.07%-3.69%

Expected option life (2)	5 years	5-10 years

Expected volatility (3)
2006	25.1%	25.1%-26.7%
2005	27.2%	26.7%-36.0%
2004	29.2%	28.1%-30.2%

Expected dividend yield (4)
2006	4.5%	4.2%-4.5%
2005	3.6%	4.0%-4.7%
2004	4.5%	3.4%-4.5%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for options and SARs granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for options and SARs granted in each of the three years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

The following table illustrates the effect on net earnings and net earnings per common share as if the fair value based method had been applied to all awards for 2005 and 2004. The 2006 amounts are presented for comparative purposes only.

	December 31,
	2006	2005	2004
Net earnings, as reported	$2,197,267	$1,244,185	$5,378,687
Add: Total stock-based employee compensation programs recorded as expense, net of tax	439,051	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(439,051)	(763,771)	(715,917)

Pro forma net earnings	$2,197,267	$2,007,956	$6,094,604

Net earnings per common share:
Basic – as reported	$0.32	$0.17	$0.72

Basic – pro forma		$0.06	$0.63

Diluted – as reported	$0.32	$0.17	$0.71

Diluted – pro forma		$0.06	$0.61

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2006	2005	2004
Net earnings used in the computation of basic and diluted earnings per share	$2,197,267	$1,244,185	$5,378,687

Weighted average shares outstanding - basic	6,831,273	7,395,474	7,437,703
Common stock equivalents	38,633	68,222	156,077

Total weighted average shares outstanding - diluted	6,869,906	7,463,696	7,593,780

Net earnings per share:
Basic	$0.32	$0.17	$0.72

Diluted	$0.32	$0.17	$0.71

Options to purchase an average of 585,650 shares of common stock with a weighted average exercise price of $11.94 per share were outstanding during 2006, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase an average of 508,000 shares of common stock with a weighted average exercise price of $14.59 per share were outstanding during 2005, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 225,075 shares of common stock at $14.60 to $15.11 per share were outstanding during the second half of 2004 but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Accrued Expenses:

	December 31,
	2006	2005
Salaries, wages, commissions and vacation pay	$1,344,513	$1,294,362
Other accrued expenses	1,113,326	933,881

	$2,457,839	$2,228,243

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2006	2005	2004
Income taxes paid	$848,198	$286,300	$2,724,263

Interest paid	$462,259	$617,087	$635,437

Non-cash investing transactions are excluded from the consolidated statement of cash flows. The years ended December 31, 2006, and 2005, do not include any such non-cash transactions. For the year ended December 31, 2004, non-cash activities included $990,329 in fixed asset acquisitions financed with long-term borrowings of the same amount.

NOTE 16 – Stock Repurchase Plan:

In July 2002, the Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of up to 750,000 of its common shares. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 707,194 shares, 295,124 shares, and 94,950 shares of its common stock in the years ended December 31, 2006, 2005 and 2004, respectively, with approximate costs of $8,705,000, $3,621,000, and $1,312,000, respectively. 39,850 shares of the stock repurchased during 2004 were purchased from five members of senior management of the Company at $13.88 per share, the then current market price of the Company’s common stock. At December 31, 2006, the Company had 329,830 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective January 1, 2006 and December 31, 2006, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Superior Uniform Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of and the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 9, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The reports required to be furnished pursuant to this item appears on page 37.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered certified public accounting firm, as stated in their report which is included in Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Superior Uniform Group, Inc. (a Florida corporation) and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Uniform Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Superior Uniform Group, Inc. and subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Superior Uniform Group, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 9, 2007

Item 9B.	Other Information

NONE

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance

BOARD OF DIRECTORS

Gerald M. Benstock	Chairman of the Board and Executive Committee

Michael Benstock	Chief Executive Officer

Alan D. Schwartz	President

Peter Benstock	Executive Vice President

Manuel Gaetan, Ph.D. PE	President, CEO, MGR Enterprises, Inc.

Robin Hensley	President, Raising the Bar

Sidney Kirschner	Retired, President and CEO, Northside Hospital, Inc.

Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank

Arthur Wiener	Retired, Chief Executive Officer, Galey and Lord, Inc.

EXECUTIVE OFFICERS

Gerald M. Benstock	Chairman of the Board and Executive Committee

Michael Benstock	Chief Executive Officer

Alan D. Schwartz	President

Peter Benstock	Executive Vice President

Andrew D. Demott, Jr.	Senior Vice President, Chief Financial Officer and Treasurer

Richard T. Dawson	Vice President, General Counsel and Secretary

The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (“The Code”). The Code is available on the Company’s website. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company’s website at www.superioruniformgroup.com.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Shareholders.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 5 of Part I of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

				Page
(a	)	1.	Consolidated Financial Statements

			The following financial statements of Superior Uniform Group, Inc.
			are included in Part II, Item 8:

			Consolidated statements of earnings - years ended December 31, 2006, 2005, and 2004	18
			Consolidated balance sheets - December 31, 2006 and 2005	19
			Consolidated statements of shareholders’ equity - years ended December 31, 2006, 2005, and 2004	20
			Consolidated statements of cash flows - years ended December 31, 2006, 2005, and 2004	21
			Notes to consolidated financial statements	22-36
			Independent Auditors’ Report	37

(a)		2.	Financial Statement Schedules
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
Michael Benstock
(Chief Executive Officer and Principal Executive )

DATE: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Michael Benstock
Michael Benstock, March 13, 2007
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., March 13, 2007
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz

Gerald M. Benstock, March 13, 2007	Alan D. Schwartz, March 13, 2007

(Chairman)	(Director)

/s/ Peter Benstock	/s/ Robin Hensley

Peter Benstock, March 13, 2007	Robin Hensley, March 13, 2007

(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner

Manuel Gaetan, March 13, 2007	Sidney Kirschner, March 13, 2007

(Director)	(Director)

/s/ Arthur Wiener	/s/ Paul Mellini

Arthur Wiener, March 13, 2007	Paul Mellini, March 13, 2007

(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

(a)	3. Exhibits

Exhibit No.:	Description
3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.
3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998, as amended by the Amendment to By-Laws of Registrant, filed as Exhibit 3 to the Registrant’s Interim Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.
4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.
4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.
4.3	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated herein by reference.
4.4	Third amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note as filed as Exhibit 4.4 to the Registrant’s 2004 Annual Report on Form 10-K and incorporated herein by reference.
10.*	Form of Indemnification Agreement between the Registrant and each of the directors and the following officers as filed as Exhibit 10 to the Registrant’s Form 10Q for the quarter ended March 31, 2006, which is hereby incorporated herein by reference: Outside Directors: Manuel Gaetan, Paul Mellini, Sidney Kirschner, Robin M. Hensley, and Arthur Wiener. Officers: Gerald M. Benstock, Michael Benstock, Alan Schwartz, Peter Benstock, Andrew D. Demott, Jr., and Richard T. Dawson
10.1*	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.
10.2*	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.
10.3*	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.
10.4*	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 and incorporated herein by reference.
10.5*	Severance Protection Agreement with Michael Benstock filed with 8-K in November 2005, hereby incorporated herein by reference.
10.6*	Severance Protection Agreement with Alan Schwartz filed with 8-K in November 2005, hereby incorporated herein by reference.
10.7*	Severance Protection Agreement with Peter Benstock filed with 8-K in November 2005, hereby incorporated herein by reference.
10.8*	Severance Protection Agreement with Andrew D. Demott, Jr. filed with 8-K in November 2005, hereby incorporated herein by reference.
14.	Code of Ethics filed as Exhibit 10.4 to the Registrant’s 2003 Annual Report on Form 10-K and incorporated herein by reference.
21.	Subsidiaries of the Registrant as filed as Exhibit 21 to the Registrant’s 2006 Annual Report on Form 10-K and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
31.1	Certification of Chief Executive Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.SC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Written Statement of Chief Executive Officer pursuant to 18 U.SC Section 1350
32.2	Written Statement of Chief Financial Officer pursuant to 18 U.SC Section 1350

*	Management contracts and compensatory plans and arrangements