Form 10-Q
period 2007-03-31
SUPERIOR UNIFORM GROUP INC
filed 2007-05-10
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

As of May 2, 2007 the registrant had 6,640,559 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$29,693,066	$31,136,543

Costs and expenses:
Cost of goods sold	19,846,101	21,031,410
Selling and administrative expenses	9,560,278	9,032,825
Interest expense	92,092	120,082

	29,498,471	30,184,317

Earnings before taxes on income	194,595	952,226
Taxes on income	70,000	400,000

Net earnings	$124,595	$552,226

Weighted average number of shares outstanding during the period
(Basic)	6,628,158	7,184,459
(Diluted)	6,668,376	7,198,753

Basic net earnings per common share	$0.02	$0.08

Diluted net earnings per common share	$0.02	$0.08

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006 (1)
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,128,433	$3,920,276
Accounts receivable and other current assets	28,578,800	28,500,316
Inventories*	34,413,438	33,251,964

TOTAL CURRENT ASSETS	66,120,671	65,672,556

PROPERTY, PLANT AND EQUIPMENT, net	15,394,660	15,393,879
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	952,635	1,012,175
OTHER ASSETS	1,512,428	1,462,753

	$85,597,805	$85,158,774

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,841,698	$5,025,981
Other current liabilities	2,538,045	2,457,839
Current portion of long-term debt	1,471,929	1,777,734

TOTAL CURRENT LIABILITIES	9,851,672	9,261,554

LONG-TERM DEBT	1,823,840	2,201,806
LONG-TERM PENSION LIABILITY	1,115,819	1,108,223
OTHER LONG-TERM LIABILITIES	642,000	—
DEFERRED INCOME TAXES	310,000	485,000
SHAREHOLDERS' EQUITY	71,854,474	72,102,191

	$85,597,805	$85,158,774

* Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Finished goods	$31,644,780	$30,692,108
Work in process	159,212	163,276
Raw materials	2,609,446	2,396,580

	$34,413,438	$33,251,964

(1)	The balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED SUMMARY OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$124,595	$552,226
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	879,389	980,416
Provision for bad debts	25,137	2,000
Share-based compensation expense	425,819	339,049
Deferred income tax benefit	(176,000)	(45,000)
Gain on sales of property, plant and equipment	(5,500)	—
Changes in assets and liabilities:
Accounts receivable and other current assets	505,379	794,210
Inventories	(1,161,474)	1,774,149
Other assets	(49,675)	(13,450)
Accounts payable	815,717	747,830
Accrued expenses	(13,040)	240,605
Pension liability	7,596	(4,279)

Net cash flows provided from operating activities	1,377,943	5,367,756

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(820,630)	(108,260)
Proceeds from disposals of property, plant and equipment	5,500	—
Other assets	—	4,637,769

Net cash (used in) provided from investing activities	(815,130)	4,529,509

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	4,775,000	3,925,000
Repayment of long-term debt	(5,458,771)	(4,585,787)
Payment of cash dividends	(895,983)	(976,264)
Proceeds received on exercise of stock options	225,098	485,988
Common stock reacquired and retired	—	(1,858,892)

Net cash used in financing activities	(1,354,656)	(3,009,955)

Net (decrease) increase in cash and cash equivalents	(791,843)	6,887,310

Cash and cash equivalents balance, beginning of year	3,920,276	3,220,174

Cash and cash equivalents balance, end of period	$3,128,433	$10,107,484

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three months ended March 31, 2007 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

b) Revenue recognition

The Company records revenue when goods are shipped and title passes. A provision for estimated returns and allowances is recorded based on historical experience and current allowance programs.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended March 31, 2007 and 2006, respectively, were $37,154 and $41,326.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $2,066,650, and $2,096,650 for the three months ended March 31, 2007 and 2006, respectively.

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

	Three Months Ended March 31,
	2007	2006
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$124,595	$552,226

Weighted average shares outstanding - basic	6,628,158	7,184,459
Common stock equivalents	40,218	14,294

Weighted average shares outstanding - diluted	6,668,376	7,198,753

Basic net earnings per common share	$0.02	$0.08

Diluted net earnings per common share	$0.02	$0.08

For the three months ended March 31, 2007 and 2006, 497,450 and 833,050 options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted net earnings per share because the effect would have been anti-dilutive.

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

k) Comprehensive Income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other components of total comprehensive income are the change in the fair value of derivatives accounted for as cash flow hedges and pension costs.

	Three Months Ended March 31,
	2007	2006
Net earnings	$124,595	$552,226
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	3,000	43,000
Pensions - reclassification to net income during the period	2,754	—

	$130,349	$595,226

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

m) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $3,295,769 is designated as a hedged item for interest rate swaps at March 31, 2007.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $3,000 and a gain of $43,000 were included in other comprehensive income for the three months ended March 31, 2007 and 2006, respectively. The original term of the contract is ten years.

n) Share-Based Compensation:

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2007, the Company had 1,641,000 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

During the first quarter of 2007 and 2006 respectively, the Company recognized approximately $426,000 and $339,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $35,000 and a $50,000 deferred tax benefit for non-qualified share-based compensation for the first quarter of 2007 and 2006 respectively. As of March 31, 2007, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

During the first quarter of 2007, the Company received $225,098 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the three-month period ended March 31, 2007, the Company received 28,685 shares of its Common Stock as payment for the issuance of 40,525 shares of its Common Stock related to the exercise of stock option agreements.

A summary of the changes in total stock options and stock appreciation rights outstanding during the three months ended March 31, 2007 follows:

	Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2006	938,850	$13.03
Granted	170,500	12.74
Exercised	(63,100)	9.67
Forfeited or expired	(1,000)	14.60

Outstanding March 31, 2007	1,045,250	$13.19	3.1 years

At March 31, 2007, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of ($382,609).

Options exercised during the first quarter of 2007 had an intrinsic value of $225,719. The weighted average grant date fair value of the Company’s options and SARs granted during the three months ended March 31, 2007 and 2006 was $2.50 and $1.99, respectively, and was estimated on the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended March 31,
	2007	2006
Expected dividend yield (1)	4.2%	4.5%
Expected stock price volatility (2)	24.6%	25.1%
Risk-free interest rate (3)	4.7%	4.6%
Expected life in years (4)	5.0	5.0

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.
(2)	The determination of expected stock price volatility for options and SARs granted in the first three months of 2007 was based on historical Superior common stock prices over a period commensurate with the expected life.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(4)	The expected life in years of 5.0 for options and SARs granted in the first three months of 2007 was based on the historical exercise patterns experienced by the Company when the award is made.

NOTE 2 – Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109. Interpretation 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company's financial statements.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No.109 (“FIN 48”), on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, are $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of March 31, 2007, we have $742,000 of unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended March 31, 2007, we recognized approximately $13,000 of accrued interest associated with uncertain tax positions. As of March 31, 2007, we have approximately $134,000 of accrued interest and $50,000 of accrued penalties related to uncertain tax positions, which are included in the $742,000 noted above. The Internal Revenue Service is currently auditing our 2004 and 2005 Federal tax returns. The earliest tax year open to examination by a major taxing jurisdiction is 2000.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions. The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning February 1, 2007. The Company collects sales tax for various taxing authorities. It is the Company’s policy to record these amounts on a net basis. Therefore, these amounts are not included in net sales for the Company. The adoption of EITF 06-3 has not had a material effect on our consolidated financial statements.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting FAS No. 159 on its financial position, cash flows, and results of operations.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 - Long-Term Debt:

	March 31, 2007	December 31, 2006
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2007	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	3,295,769	3,649,431
Note payable to Bank of America, 0% interest, paid on January 2, 2007	—	330,109

	3,295,769	3,979,540
Less payments due within one year included in current liabilities	1,471,929	1,777,734

Long-term debt less current maturities	$1,823,840	$2,201,806

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.3% at March 31, 2007). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2007, approximately $187,000 was outstanding under letters of credit. On March 27, 2001 and again on April 27, 2004, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2007. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2007	2006
Service cost - benefits earned during the period	$164,000	$154,000
Interest cost on projected benefit obligation	249,000	248,000
Expected return on plan assets	(341,000)	(322,000)
Amortization of prior service cost	9,000	15,000
Recognized actuarial (gain) loss	(5,000)	6,000

Net periodic pension cost	$76,000	$101,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2007 or 2006.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $15,187 and $14,618, respectively for the three-month periods ended March 31, 2007 and 2006. Cash paid for interest was $94,076 and $122,893, respectively for the three-month periods ended March 31, 2007 and 2006. During the three-month period ended March 31, 2007, the Company received 28,685 shares of its Common Stock as payment for the issuance of 40,525 shares of its Common Stock related to the exercise of stock option agreements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of March 31, 2007, the related condensed consolidated summary of operations for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated summary of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ GRANT THORNTON LLP

Tampa, Florida

May 7, 2007

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition, Sales Returns and Allowances, and Allowance for Doubtful Accounts

The Company recognizes revenue in the period in which the product is shipped and title passes. The Company provides an allowance for estimated returns and allowances each period based upon historical experience and current allowance programs. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Insurance

The Company self-insures for certain obligations related to health and workers' compensation programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company's estimates consider historical claim experience and other factors. The Company's liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company's ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Share-Based payments

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

Results of Operations

Net sales decreased 4.6% from $31,136,543 for the three months ended March 31, 2006 to $29,693,066 for the three months ended March 31, 2007. The decrease is primarily attributed to the elimination of a significant portion of the uniform program at one of our major customers in the fourth quarter of 2006. This resulted in a decrease of approximately $900,000 in net sales for the three months ended March 31, 2007. We have subsequently been awarded additional business from this customer, which management believes will more than offset the portion of business lost beginning near the end of the second quarter of 2007. The remainder of the decrease is attributed to customers lost as a result of the 2005 implementation of our new Warehouse Management System that resulted in disruptions to our service levels with customers during the first half of 2005. Certain of these customers were still winding down their purchases from the Company into the first three months of 2007.

Cost of goods sold, as a percentage of sales, approximated 66.8% for the three-month period ended March 31, 2007 and 67.5% for the three-month period ended March 31, 2006. The decrease is primarily attributed to more effective sourcing of finished products in the current period. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses.

Selling and administrative expenses, as a percentage of sales approximated 32.2% for the first three months of 2007 as compared to 29.0% for the first three months of 2006. The increase as a percentage of sales is attributed primarily to the following items: decreased sales volume (1.5%); increased share-based compensation expense (0.3%); increased salaries, wages and benefits other than share-based compensation (0.7%); increased property and casualty insurance (0.4%).

Interest expense of $92,092 for the three-month period ended March 31, 2007 decreased 23.3% from $120,082 for the similar period ended March 31, 2006. This decrease is attributed to lower outstanding borrowings in the current period.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 0.3% from $28,500,316 on December 31, 2006 to $28,578,800 as of March 31, 2007.

Inventories as of March 31, 2007 increased 3.5% to $34,413,438 from $33,251,964 on December 31, 2006 in anticipation of expected increases in sales.

Accounts payable increased 16.2% from $5,025,981 on December 31, 2006 to $5,841,698 on March 31, 2007 due primarily to the increased levels of inventory.

As noted above, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No.109 ("FIN 48"), on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, are $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of March 31, 2007, we have $742,000 of unrecognized tax benefits. $100,000 of this liability is included in other current liabilities as this amount is expected to be paid in the next twelve months. The remaining balance of $642,000 is included in other long-term liabilities. The ultimate date and amounts of payment related to this liability are subject to the outcomes of potential audits by various taxing authorities. The Internal Revenue Service is currently auditing our 2004 and 2005 Federal tax returns. The earliest tax year open to examination by a major taxing jurisdiction is 2000.

Cash and cash equivalents decreased by $791,843 from $3,920,276 on December 31, 2006 to $3,128,433 as of March 31, 2007. The Company generated $1,377,943 in cash from operating activities, utilized $815,130 in investing activities primarily related to fixed asset additions, and used $1,354,656 in financing activities. Financing activities included the payment of cash dividends as discussed below and net repayments of long-term debt of $683,771 offset by proceeds from stock option exercises of $225,098. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2007 and 2006, respectively, the Company paid cash dividends of $895,983 and $976,264. The Company did not reacquire any shares of its common stock in the three-month period ended March 31, 2007. The Company received 28,865 shares of its common stock during the three-month period ended March 31, 2007 as payment in lieu of cash for shares issued under stock option agreements. The Company reacquired 167,124 shares of its common stock in the three-month period ended March 31, 2006. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and it is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant change in the Company’s interest expense for the quarter ended March 31, 2007.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest payments associated with a term loan of $3,295,769 are designated as a hedged item at March 31, 2007. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $3,000 and $43,000 were included in other comprehensive income for the three months ended March 31, 2007 and 2006, respectively. The original term of the contract is ten years.

The Company is also exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in highly liquid debt instruments with strong credit ratings and short-term (less than three months) maturities.

ITEM 4. Controls and Procedures

The Principal Executive Officer, Michael Benstock, and the Principal Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Inapplicable.

ITEM 3. Defaults Upon Senior Securities

Inapplicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

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