Form 10-Q
period 2007-06-30
SUPERIOR UNIFORM GROUP INC
filed 2007-07-26
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2007, the Registrant had 6,657,109 shares of common stock outstanding, which is Registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Net sales	$30,599,258	$31,504,585

Costs and expenses:
Cost of goods sold	20,618,942	21,550,704
Selling and administrative expenses	8,855,892	8,858,648
Interest expense	84,381	115,565

	29,559,215	30,524,917

Earnings before taxes on income	1,040,043	979,668
Taxes on income	380,000	350,000

Net earnings	$660,043	$629,668

Weighted average number of shares outstanding during the period
(Basic)	6,642,162	6,996,257
(Diluted)	6,678,825	7,040,113

Basic net earnings per common share	$0.10	$0.09

Diluted net earnings per common share	$0.10	$0.09

Dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Net sales	$60,292,324	$62,641,128

Costs and expenses:
Cost of goods sold	40,465,044	42,582,114
Selling and administrative expenses	18,416,169	17,891,473
Interest expense	176,473	235,647

	59,057,686	60,709,234

Earnings before taxes on income	1,234,638	1,931,894
Taxes on income	450,000	750,000

Net earnings	$784,638	$1,181,894

Weighted average number of shares outstanding during the period
(Basic)	6,635,160	7,090,358
(Diluted)	6,673,601	7,119,433

Basic net earnings per common share	$0.12	$0.17

Diluted net earnings per common share	$0.12	$0.17

Dividends per common share	$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,711,496	$3,920,276
Accounts receivable and other current assets	26,782,944	28,500,316
Inventories*	35,919,638	33,251,964

TOTAL CURRENT ASSETS	67,414,078	65,672,556

PROPERTY, PLANT AND EQUIPMENT, net	14,715,044	15,393,879
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	893,095	1,012,175
OTHER ASSETS	1,616,291	1,462,753

	$86,255,919	$85,158,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,825,704	$5,025,981
Other current liabilities	2,627,922	2,457,839
Current portion of long-term debt	1,497,889	1,777,734

TOTAL CURRENT LIABILITIES	10,951,515	9,261,554

LONG-TERM DEBT	1,439,337	2,201,806
LONG-TERM PENSION LIABILITY	1,123,415	1,108,223
OTHER LONG-TERM LIABILITIES	648,543	—
DEFERRED INCOME TAXES	365,000	485,000
SHAREHOLDERS’ EQUITY	71,728,109	72,102,191

	$86,255,919	$85,158,774

* Inventories consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006 (1)
Finished goods	$32,612,750	$30,692,108
Work in process	175,322	163,276
Raw materials	3,131,566	2,396,580

	$35,919,638	$33,251,964

(1)	The balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$784,638	$1,181,894
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	1,770,947	2,010,314
Provision for bad debts	46,531	49,000
Share-based compensation expense	425,819	376,846
Deferred income tax benefit	(123,000)	(36,000)
Gain on sales of property, plant and equipment	(21,065)	(63,575)
Changes in assets and liabilities:
Accounts receivable and other current assets	2,279,841	(461,649)
Inventories	(2,667,674)	3,150,274
Other assets	(163,538)	(36,403)
Accounts payable	1,799,723	(270,562)
Accrued expenses	94,591	525,318
Pension liability	15,192	(8,558)
Other long-term liabilities	6,543	—

Net cash provided from operating activities	4,248,548	6,416,899

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(973,126)	(432,264)
Proceeds from disposals of property, plant and equipment	21,159	63,875
Other assets	10,000	4,637,891

Net cash (used in) provided from investing activities	(941,967)	4,269,502

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	7,209,000	13,539,000
Repayment of long-term debt	(8,251,314)	(14,534,434)
Payment of cash dividends	(1,792,458)	(1,909,601)
Proceeds received on exercise of stock options	319,411	880,933
Common stock reacquired and retired	—	(7,040,603)

Net cash used in financing activities	(2,515,361)	(9,064,705)

Net increase in cash and cash equivalents	791,220	1,621,396

Cash and cash equivalents balance, beginning of year	3,920,276	3,220,174

Cash and cash equivalents balance, end of period	$4,711,496	$4,841,570

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2007 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three months ended June 30, 2007 and 2006, respectively were $63,544 and $53,604. Advertising costs for the six months ended June 30, 2007 and 2006, respectively were $100,698 and $94,930.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $1,915,060 and $2,104,573 for the three months ended June 30, 2007 and 2006, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $3,981,710 and $4,200,893, for the six months ended June 30, 2007 and 2006, respectively.

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

i) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options under the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$660,043	$629,668	$784,638	$1,181,894

Weighted average shares outstanding—basic	6,642,162	6,996,257	6,635,160	7,090,358
Common stock equivalents	36,663	43,856	38,441	29,075

Weighted average shares outstanding—diluted	6,678,825	7,040,113	6,673,601	7,119,433

Basic net earnings per common share	$0.10	$0.09	$0.12	$0.17

Diluted net earnings per common share	$0.10	$0.09	$0.12	$0.17

For the three months ended June 30, 2007 and 2006, 496,700 and 507,900 options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted net earnings per share because their effect would have been anti-dilutive. For the six months ended June 30, 2007 and 2006, 497,075 and 670,475 options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted net earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$660,043	$629,668	$784,638	$1,181,894
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	14,000	30,000	17,000	73,000
Pensions—reclassification to net income during the period	1,754	—	4,508	—

Total comprehensive income	$675,797	$659,668	$806,146	$1,254,894

l) Operating Segments

Statement of Financial Accounting Standards (FAS) No. 131 Disclosures about Segments of an Enterprise and Related Information requires disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated the effect of this standard and has determined that currently it operates in one segment, as defined in this statement.

m) Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with the term loan of $2,937,226 are designated as a hedged item at June 30, 2007.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met effectiveness tests and, as such, no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $14,000 and a gain of $30,000 were included in other comprehensive income for the three months ended June 30, 2007 and 2006, respectively. Gains of $17,000 and $73,000 were included in other comprehensive income for the six months ended June 30, 2007 and 2006, respectively. The original term of the agreement is ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2007, the Company had 1,659,675 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

There were no options granted and no expense recognized during the three months ended June 30, 2007. For the three months ended June 30, 2006, the Company recognized approximately $38,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. The 2006 expense was offset by a $13,000 deferred tax benefit for non-qualified share–based compensation. For the six months ended June 30, 2007 and 2006, respectively, the Company recognized approximately $426,000 and $377,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $35,000 and a $63,000 deferred tax benefit for non-qualified share–based compensation for the six-month period ended June 30, 2007 and 2006, respectively. As of June 30, 2007, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

During the six-month period ended June 30, 2007, the Company received $319,411 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the six-month period ended June 30, 2007, the Company received 28,685 shares of its Common Stock as payment for the issuance of 40,525 shares of its common stock related to the exercise of stock option agreements.

A summary of the changes in total stock options and stock appreciation rights outstanding during the six months ended June 30, 2007 follows:

	Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2006	938,850	$13.03
Granted	170,500
Exercised	(71,600)
Forfeited or expired	(19,675)

Outstanding June 30, 2007	1,018,075	$13.23	2.9 years

At June 30, 2007, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $(178,413).

Options exercised during the three and six-month periods ended June 30, 2007 had intrinsic values of $17,248 and $242,967, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the three months ended June 30, 2006 was $3.02. There were no options granted during the three months ended June 30, 2007. The weighted average grant date fair value of the Company’s options and SARs granted during the six months ended June 30, 2007 and 2006 was $2.34 and $2.06, respectively. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Expected dividend yield (1)	N/A	4.2%	4.2%	4.2 to 4.5%
Expected stock price volatility (2)	N/A	26.7%	24.6%	25.1 to 26.7%
Risk-free interest rate (3)	N/A	5.1%	4.7%	4.6 to 5.1%
Expected life in years (4)	N/A	10.0	5.0	5.0 to 10.0

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.
(2)	The determination of expected stock price volatility for options and SARs granted is based on historical Superior common stock prices over a period commensurate with the expected life.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(4)	The expected life in years for options and SARs granted is based on the historical exercise patterns experienced by the Company when the award is made.

NOTE 2 – Recent Accounting Pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an Interpretation of FAS No. 109 (“FIN No. 48”). FIN No. 48, which clarifies FAS No. 109, Accounting for Income Taxes, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the Company’s financial statements.

We adopted the provisions of FIN No. 48, and FASB Staff Position No. FIN 48-1, on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN No. 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.

As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, are $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of June 30, 2007, we have $749,000 of unrecognized tax benefits. $100,000 of this liability is included in other current liabilities as this amount is expected to be paid in the next twelve months. The remaining balance of $649,000 is included in other long-term liabilities.

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended June 30, 2007, we recognized approximately $13,000 of accrued interest associated with uncertain tax positions. As of June 30, 2007, we have approximately $147,000 of accrued interest and $50,000 of accrued penalties related to uncertain tax positions, which are included in the $749,000 noted above. The Internal Revenue Service is currently auditing our 2004 and 2005 federal income tax returns. The earliest tax year open to examination by a major taxing jurisdiction is 2000.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3 (“EITF 06-3”), Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions. The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after February 1, 2007. The Company collects sales tax for various taxing authorities. It is the Company’s policy to record these amounts on a net basis. Therefore, these amounts are not included in net sales for the Company. The adoption of EITF 06-3 has not had a material effect on our consolidated financial statements.

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

NOTE 3 – Long-Term Debt:

	June 30, 2007	December 31, 2006
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$—	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	2,937,226	3,649,431
Note payable to Bank of America, 0% interest, paid on January 2, 2007	—	330,109

	2,937,226	3,979,540
Less payments due within one year included in current liabilities	1,497,889	1,777,734

Long-term debt less current maturities	$1,439,337	$2,201,806

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for

U.S. dollar based borrowings (5.3% at June 30, 2007). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2007, approximately $194,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost—benefits earned during the period	$164,000	$155,000	$328,000	$309,000
Interest cost on projected benefit obligation	250,000	247,000	499,000	495,000
Expected return on plan assets	(341,000)	(322,000)	(682,000)	(644,000)
Amortization of prior service cost	9,000	16,000	18,000	31,000
Recognized actuarial (gain)/loss	(6,000)	5,000	(11,000)	11,000

Net periodic pension cost	$76,000	$101,000	$152,000	$202,000

There were no contributions made to the Company’s benefit plans during the six months ended June 30, 2007 or 2006.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $732,687 and $548,287, respectively, for the six-month periods ended June 30, 2007 and 2006. Cash paid for interest was $181,041 and $242,865, respectively, for the six-month periods ended June 30, 2007 and 2006. During the six-month period ended June 30, 2007, the Company received 28,685 shares of its common stock as payment for the issuance of 40,525 shares of its common stock related to the exercise of stock option agreements.

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

It is not possible to determine the aggregate maximum potential loss under these indemnification agreements. Historically, the Company has not incurred any costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements for any period presented.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary (“the Company”) as of June 30, 2007, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ GRANT THORNTON LLP

Tampa, Florida

July 24, 2007

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for the preparation of interim financial statements. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

Results of Operations

Net sales decreased 2.9% from $31,504,585 for the three months ended June 30, 2006 to $30,599,258 for the three months ended June 30, 2007. Net sales decreased 3.7% from $62,641,128 for the six months ended June 30, 2006 to $60,292,324 for the six months ended June 30, 2007. The decrease in sales in the three and six-month periods are primarily attributed to the elimination of a significant portion of the uniform program at one of our major customers in the fourth quarter of 2006. This resulted in decreases of approximately $800,000 and $1,800,000, respectively, in net sales for the three and six-month periods ended June 30, 2007. During the current period, we were awarded additional business from this customer that began shipping late in the second quarter of 2007. This resulted in net sales of approximately $500,000 in the three-month period ended June 30, 2007. The remainder of the decreases are primarily attributed to customers lost as a result of the 2005 implementation of our new Warehouse Management System that resulted in disruptions to our service levels with customers during the first half of 2005. Certain of these customers were still winding down purchases from the Company during the first six months of 2006.

Cost of goods sold, as a percentage of sales, approximated 67.4% for the three months ended June 30, 2007 compared to 68.4% for the three months ended June 30, 2006. Cost of goods sold, as a percentage of sales, approximated 67.1% for the six months ended June 30, 2007 compared to 68.0% for the six months ended June 30, 2006. The decrease as a percentage of sales in the three-month period is primarily attributed to improved efficiencies in our embroidery and alterations operations. The decrease as a percentage of sales in the six-month period is primarily attributed to improved efficiencies in our embroidery and alterations operations (0.6%) and more effective sourcing of finished products in the current period (0.3%).

Selling and administrative expenses, as a percentage of sales, approximated 28.9% and 28.1%, respectively, for the three-month periods ended June 30, 2007 and 2006. Selling and administrative expenses, as a percentage of net sales, were approximately 30.5% and 28.6%, respectively, for the first six months of 2007 and 2006. The increase as a percentage of sales in the three-month period is primarily attributed to decreased sales volume (0.8%). The increase as a percentage of sales in the six-month period is attributed to the following items: decreased sales volume (1.1%); increased salaries, wages and benefits (1.8%); offset by general cost savings measures implemented in the current period.

Interest expense of $84,381 for the three-month period ended June 30, 2007 decreased 27.0% from $115,565 for the similar period ended June 30, 2006. Interest expense of $176,473 for the six-month period ended June 30, 2007 decreased 25.1% from $235,647 for the similar period ended June 30, 2006. These decreases are attributed to lower outstanding borrowings in the current periods.

Liquidity and Capital Resources

Accounts receivable and other current assets decreased 6.0% from $28,500,316 on December 31, 2006 to $26,782,944 as of June 30, 2007 due primarily to the decrease in sales and due to an improvement in the overall aging of receivables.

Inventories increased 8.0% from $33,251,964 on December 31, 2006 to $35,919,638 as of June 30, 2007 due primarily to increases in inventory levels in anticipation of higher net sales in the second half of 2007, as well as an increase in the amount of inventories being sourced from Asia.

Accounts payable increased 35.8% from $5,025,981 on December 31, 2006 to $6,825,704 on June 30, 2007 primarily due to the increased inventory purchases discussed above.

As noted above, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No. 109 (“FIN No. 48”), on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN No. 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, were $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of June 30, 2007, we had $749,000 of unrecognized tax benefits. $100,000 of this liability is included in other current liabilities as this amount is expected to be paid in the next twelve months. The remaining balance of $649,000 is included in other long-term liabilities. The ultimate date and amounts of payment related to this liability are subject to the outcomes of potential audits by various taxing authorities. The Internal Revenue Service is currently auditing our 2004 and 2005 federal income tax returns. The earliest tax year open to examination by a major taxing jurisdiction is 2000.

Cash and cash equivalents increased by $791,220 from $3,920,276 on December 31, 2006 to $4,711,496 as of June 30, 2007. The Company generated $4,248,548 in cash from operating activities, utilized $941,967 in investing activities primarily related to fixed asset additions, and used $2,515,361 in financing activities. Financing activities included the payment of cash dividends as discussed below and net repayments of long-term debt of $1,042,314 offset by proceeds from stock option exercises of $704,399. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2007 and 2006, respectively, the Company paid cash dividends of $1,792,458 and $1,909,601. The Company did not reacquire any shares of its common stock in the six-month period ended June 30, 2007. The Company received 28,685 shares of its common stock during the six-month period ended June 30, 2007 as payment in lieu of cash for shares issued under stock option agreements. During the six months ended June 30, 2006, the Company repurchased and retired 580,124 shares of the Company’s common stock for $7,040,603. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in Note 3 of the Notes to Condensed Consolidated Interim Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant change in the Company’s interest expense for the six-month period ended June 30, 2007.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with a term loan of $2,937,226 are designated as a hedged item at June 30, 2007. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $14,000 and $30,000 were included in other comprehensive income for the three months ended June 30, 2007 and 2006, respectively. Gains of $17,000 and $73,000 were included in other comprehensive income for the six months ended June 30, 2007 and 2006, respectively. The original term of the agreement is ten years.

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

The Annual Meeting of Shareholders was held on May 4, 2007. Of the 6,637,909 shares outstanding and entitled to vote at the meeting, 6,470,794 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted on the election of the nominated Directors — Messrs. G. M. Benstock, M. Benstock, A. D. Schwartz, P. Benstock, M. Gaetan, PhD, S. Kirschner, R. Hensley, P. Mellini and A. Wiener. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	6,130,810	339,984
Michael Benstock	6,128,125	342,669
Alan D. Schwartz	6,131,007	339,787
Peter Benstock	5,655,438	815,356
Manuel Gaetan	6,116,970	353,824
Sidney Kirschner	6,131,247	339,547
Robin Hensley	6,298,727	172,067
Paul Mellini	6,298,827	171,967
Arthur Wiener	6,298,617	172,177

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

b) Ratified the appointment of Grant Thornton LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2007 with 6,459,055 votes for the motion, 5,981 votes against and 5,758 votes abstaining.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2007	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.