Form 10-Q
period 2007-09-30
SUPERIOR UNIFORM GROUP INC
filed 2007-10-25
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

As of October 22, 2007, the registrant had 6,660,809 common shares outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended September 30,
		2007	2006
Net sales		$31,235,531	$33,440,168

Costs and expenses:
Cost of goods sold		21,080,264	22,917,781
Selling and administrative expenses		8,588,528	8,939,397
Interest expense		79,367	110,775

		29,748,159	31,967,953

Earnings before taxes on income		1,487,372	1,472,215
Taxes on income		270,000	560,000

Net earnings		$1,217,372	$912,215

Weighted average number of shares outstanding during the period	(Basic)	6,656,214	6,619,404
	(Diluted)	6,676,054	6,661,217

Basic net earnings per common share		$0.18	$0.14

Diluted net earnings per common share		$0.18	$0.14

Dividends per common share		$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

(Unaudited)

		Nine Months Ended September 30,
		2007	2006
Net sales		$91,527,855	$96,081,293

Costs and expenses:
Cost of goods sold		61,545,308	65,499,895
Selling and administrative expenses		27,004,697	26,830,867
Interest expense		255,840	346,422

		88,805,845	92,677,184

Earnings before taxes on income		2,722,010	3,404,109
Taxes on income		720,000	1,310,000

Net earnings		$2,002,010	$2,094,109

Weighted average number of shares outstanding during the period	(Basic)	6,642,178	6,933,373
	(Diluted)	6,674,418	6,966,694

Basic net earnings per common share		$0.30	$0.30

Diluted net earnings per common share		$0.30	$0.30

Dividends per common share		$0.405	$0.405

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006 (1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,245,182	$3,920,276
Accounts receivable and other current assets	23,584,223	28,500,316
Inventories*	41,163,980	33,251,964

TOTAL CURRENT ASSETS	67,993,385	65,672,556

PROPERTY, PLANT AND EQUIPMENT, NET	14,067,291	15,393,879
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS, NET	833,555	1,012,175
OTHER ASSETS	1,654,456	1,462,753

	$86,166,098	$85,158,774

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,838,140	$5,025,981
Other current liabilities	2,525,700	2,457,839
Current portion of long-term debt	1,525,470	1,777,734

TOTAL CURRENT LIABILITIES	10,889,310	9,261,554

LONG-TERM DEBT	1,048,482	2,201,806
LONG-TERM PENSION LIABILITY	1,131,008	1,108,223
OTHER LONG-TERM LIABILITIES	565,000	—
DEFERRED INCOME TAXES	240,000	485,000
SHAREHOLDERS’ EQUITY	72,292,298	72,102,191

	$86,166,098	$85,158,774

* Inventories consist of the following:
	September 30, 2007	December 31, 2006 (1)
	(Unaudited)
Finished goods	$32,403,851	$30,692,108
Work in process	218,047	163,276
Raw materials	8,542,082	2,396,580

	$41,163,980	$33,251,964

(1)	The balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,002,010	$2,094,109
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,596,236	2,913,165
Provision for bad debts	82,388	79,000
Share-based compensation expense	539,915	502,051
Deferred income tax benefit	(249,000)	(55,000)
Gain on sale of property, plant and equipment	(76,640)	(71,655)
Changes in assets and liabilities:
Accounts receivable and other current assets	637,252	(1,562,559)
Inventories	(3,106,563)	4,427,767
Other assets	(201,703)	93,695
Accounts payable	1,812,159	650,836
Accrued expenses	(10,874)	179,551
Pension liability	22,785	(12,838)
Other long-term liabilities	(77,000)	—

Net cash provided by operating activities	3,970,965	9,238,122

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,099,222)	(690,093)
Disposals of property, plant and equipment	84,834	71,655
Other assets	10,000	4,637,891

Net cash (used in) provided by investing activities	(1,004,388)	4,019,453

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	10,420,000	17,320,000
Repayment of long-term debt	(11,825,588)	(18,655,911)
Payment of cash dividends	(2,691,169)	(2,800,330)
Proceeds received on exercise of stock options	455,086	966,728
Common stock reacquired and retired	—	(8,705,251)

Net cash used in financing activities	(3,641,671)	(11,874,764)

Net (decrease) increase in cash and cash equivalents	(675,094)	1,382,811
Cash and cash equivalents balance, beginning of year	3,920,276	3,220,174

Cash and cash equivalents balance, end of period	$3,245,182	$4,602,985

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2007 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three months ended September 30, 2007 and 2006, respectively were $35,852 and $48,174. Advertising costs for the nine months ended September 30, 2007 and 2006, respectively were $136,551 and $143,105.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $1,855,682 and $2,083,042 for the three months ended September 30, 2007 and 2006, respectively. The shipping and handling costs included in selling and administrative expenses totaled $5,827,427 and $6,283,935, for the nine months ended September 30, 2007 and 2006, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

g) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year. The Company’s effective tax rate for the three months ended September 30, 2007 was 18.2%. The Company’s effective tax rate for the nine months ended September 30, 2007 was 26.5%. These rates differ from the federal statutory rate primarily due to the adjustment of the Company’s reserve for uncertain tax positions as a result of the Internal Revenue Service completing audits of the Company’s federal tax returns for 2004 and 2005. Additionally, the reserve was lowered for several other positions as a result of the expiration of the statute of limitations. The rate is also affected by non-deductible share-based compensation expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings used in the computation of basic and diluted net earnings per common share:
Net earnings	$1,217,372	$912,215	$2,002,010	$2,094,109
Weighted average shares outstanding - basic	6,656,214	6,619,404	6,642,178	6,933,373
Common stock equivalents	19,840	41,813	32,240	33,321

Weighted average shares outstanding - diluted	6,676,054	6,661,217	6,674,418	6,966,694

Basic net earnings per common share	$0.18	$0.14	$0.30	$0.30

Diluted net earnings per common share	$0.18	$0.14	$0.30	$0.30

For the three months ended September 30, 2007 and 2006, 761,875 and 503,200 options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted net earnings per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2007 and 2006, 585,342 and 614,717 options and stock-settled stock appreciation rights, respectively, were not included in the computation of diluted net earnings per share because their effect would have been anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$1,217,372	$912,215	$2,002,010	$2,094,109
Other comprehensive (loss) income :
Net unrealized (loss) gain during the period related to cash flow hedges	(7,000)	(19,000)	10,000	54,000
Pensions - reclassification to net income during the period	2,757	—	7,265	—

Total comprehensive income:	$1,213,129	$893,215	$2,019,275	$2,148,109

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

m) Derivative financial instruments

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with the term loan of $2,573,952 are designated as a hedged item at September 30, 2007.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness tests, and as such no gains or losses were included in net earnings during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Losses of $7,000 and $19,000 were included in other comprehensive income for the three months ended September 30, 2007 and 2006, respectively. Gains of $10,000 and $54,000 were included in other comprehensive income for the nine months ended September 30, 2007 and 2006, respectively. The original term of the agreement is ten years.

n) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At September 30, 2007, the Company had 1,614,525 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

For the three months ended September 30, 2007, the Company recognized $114,096 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $7,000 deferred tax benefit for non-qualified share–based compensation. For the three months ended September 30, 2006, the Company recognized $125,205 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2007, the Company recognized $539,915 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a

$42,000 deferred tax benefit for non-qualified share–based compensation. For the nine months ended September 30, 2006, the Company recognized $502,051 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. The 2006 expense was offset by a $63,000 deferred tax benefit for non-qualified share–based compensation. As of September 30, 2007, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

During the nine-month period ended September 30, 2007, the Company received $455,086 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the nine-month period ended September 30, 2007, the Company received 28,685 shares of its Common Stock as payment for the issuance of 40,525 shares of its common stock related to the exercise of stock option agreements.

A summary of the changes in total stock options and stock appreciation rights outstanding during the nine months ended September 30, 2007 follows:

	Options and SARS	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding December 31, 2006	938,850	$13.03
Granted	236,350
Exercised	(83,650)
Forfeited or expired	(40,375)

Outstanding September 30, 2007	1,051,175	$13.19	2.8 years

At September 30, 2007, options and stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $237,254.

Options exercised during the three and nine-month periods ended September 30, 2007, had intrinsic values of $28,316 and $271,283, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the three months ended September 30, 2007 and 2006 was $2.14 and $2.28, respectively. The weighted average grant date fair value of the Company’s options and SARs granted during the nine months ended September 30, 2007 and 2006 was $2.28 and $2.11, respectively. The fair values were estimated on the date of the grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected dividend yield (1)	4.4%	4.4%	4.2 to 4.4%	4.2 to 4.5%
Expected stock price volatility (2)	23.0 to 26.0%	25.2%	23.0 to 26.0%	25.1 to 26.7%
Risk-free interest rate (3)	4.6 to 4.8%	4.8%	4.6 to 4.8%	4.6 to 5.1%
Expected life in years (4)	5.0 to 10.0	5.0	5.0 to 10.0	5.0 to 10.0

(1)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.
(2)	The determination of expected stock price volatility for options and SARs granted is based on historical Superior common stock prices over a period commensurate with the expected life.
(3)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(4)	The expected life in years for options and SARs granted is based on the historical exercise patterns experienced by the Company when the award is made.

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

As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, are $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of September 30, 2007, we have $565,000 of unrecognized tax benefits. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $565,000 is included in other long-term liabilities.

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the three months ended September 30, 2007, we recognized approximately $9,000 of accrued interest associated with uncertain tax positions. During the nine-month period ended September 30, 2007, we recognized approximately $36,000 of accrued interest associated with uncertain tax positions.

The Internal Revenue Service has completed an audit of our 2004 and 2005 federal income tax returns during the three months ended September 30, 2007. As a result, we incurred and paid approximately $28,000 of interest and $0 in penalties during the three months ended September 30, 2007. Additionally, the interest accrual was reduced by $31,000 resulting from the audit and the expiration of the statute of limitations on various other uncertain tax positions.

As of September 30, 2007, we have approximately $97,000 of accrued interest and $46,000 of accrued penalties related to uncertain tax positions, which are included in the $565,000 noted above. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

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

NOTE 3 – Long-Term Debt:

	September 30, 2007	December 31, 2006
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$—	$—

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	2,573,952	3,649,431

Note payable to Bank of America, 0% interest, paid on January 2, 2007	—	330,109

	2,573,952	3,979,540

Less payments due within one year included in current liabilities	1,525,470	1,777,734

Long-term debt less current maturities	$1,048,482	$2,201,806

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (5.1% at September 30, 2007). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2007, approximately $372,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost - benefits earned during the period	$163,000	$155,000	$491,000	$464,000
Interest cost on projected benefit obligation	249,000	248,000	748,000	743,000
Expected return on plan assets	(341,000)	(322,000)	(1,023,000)	(966,000)
Amortization of prior service cost	10,000	15,000	28,000	46,000
Recognized actuarial (gain) loss	(5,000)	6,000	(16,000)	17,000

Net periodic pension cost	$76,000	$102,000	$228,000	$304,000

Contributions of $500,000 were made to the Company’s benefit plans in the three and nine-month periods ending September 30, 2007 and September 30, 2006.

NOTE 5 – Supplemental Cash Flow Information:

The Company repurchased $4,805,453 of raw materials inventory from its primary supplier in Central America during the current period. The Company reduced the accounts receivable balance from the supplier by the same amount as payment for the inventory.

Cash paid for income taxes was $1,037,687 and $830,373, respectively, for the nine-month periods ended September 30, 2007 and 2006. Cash paid for interest was $264,443 and $357,529, respectively, for the nine-month periods ended September 30, 2007 and 2006. During the nine-month period ended September 30, 2007, the Company received 28,685 shares of its common stock as payment for the issuance of 40,525 shares of its common stock related to the exercise of stock option agreements.

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

It is not possible to determine the aggregate maximum potential loss under these indemnification agreements. Historically, the Company has not incurred any costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its consolidated financial statements for any period presented.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of September 30, 2007, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 9, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ GRANT THORNTON LLP

Tampa, Florida
October 25, 2007

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

Results of Operations

Net sales decreased 6.6% from $33,440,168 for the three months ended September 30, 2006 to $31,235,531 for the three months ended September 30, 2007. Net sales decreased 4.7% from $96,081,293 for the nine months ended September 30, 2006 to $91,527,855 for the nine months ended September 30, 2007. The decreases in sales in the three and nine-month periods are primarily attributed to the elimination of the uniform program at one of our major customers in the fourth quarter of 2006. This resulted in a decrease of approximately $848,000 and $2,618,000, respectively in net sales for the three and nine-month periods ended September 30, 2007. During the current period, we were awarded additional business from this customer that began shipping late in the second quarter. This resulted in net sales of approximately $458,000 and $1,000,000, respectively, in the three and nine-month periods ended September 30, 2007. A portion of the additional net sales that we expected to receive from this customer as well as several of the other new programs that we have discussed previously have been deferred until the fourth quarter of 2007 and the first quarter of 2008. Additionally, demand from existing customers was lower than expected and more than offset the new business generated in the current periods. The remainder of the decrease is attributed to customers lost as a result of the 2005 implementation of our new Warehouse Management System that resulted in disruptions to our service levels with customers during the first half of 2005. Certain of these lost customers were still winding down purchases from the Company during the first half of 2006.

Cost of goods sold, as a percentage of sales, approximated 67.5% for the three months ended September 30, 2007 compared to 68.5% for the three months ended September 30, 2006. Cost of goods sold, as a percentage of sales, approximated 67.2% for the nine months ended September 30, 2007 compared to 68.2% for the nine months ended September 30, 2006. The decrease as a percentage of sales in the three-month period is primarily attributed to improved efficiencies in our embroidery and alterations operations (0.2%) and more effective sourcing of finished products in the current period (0.8%). The decrease as a percentage of sales in the nine-month period is primarily attributed to improved efficiencies in our embroidery and alterations operations (0.5%) and more effective sourcing of finished products in the current period (0.5%).

Selling and administrative expenses, as a percentage of sales, approximated 27.5% and 26.7%, respectively, for the three-month periods ended September 30, 2007 and 2006. Selling and administrative expenses, as a percentage of net sales, were approximately 29.5% and 27.9%, respectively, for the first nine months of 2007 and 2006. The increase as a percentage of sales in the three-month period is primarily attributed to the decreased sales volume (1.8%) offset by savings from general cost cutting measures. The increase as a percentage of sales in the nine-month period is attributed to the following items: decreased sales volume (1.4%); increased salaries, wages and benefits (0.7%); offset by general cost savings measures.

Interest expense of $79,367 for the three-month period ended September 30, 2007 decreased 28.4% from $110,775 for the similar period ended September 30, 2006. Interest expense of $255,840 for the nine-month period ended September 30, 2007 decreased 26.1% from $346,422 for the similar period ended September 30, 2006. These decreases are attributed to lower outstanding borrowings in the current periods.

The Company’s effective tax rate for the three months ended September 30, 2007 was 18.2% versus 38.0% for the three months ended September 30, 2006. The Company’s effective tax rate for the nine months ended September 30, 2007 was 26.5% versus 38.5% for the nine months ended September 30, 2006. The significant decrease in the rates for the three and nine-month periods ended September 30, 2007 are attributed primarily to the outcome of the audits by the Internal Revenue Service of the Company’s 2004 and 2005 federal tax returns as well as the expiration of the statute of limitations on several other uncertain tax positions of the Company during the three and nine month periods ended September 30, 2007.

Liquidity and Capital Resources

Accounts receivable and other current assets decreased approximately 17.2% from $28,500,316 on December 31, 2006 to $23,584,223 as of September 30, 2007. Approximately $4,805,000 of this decrease is attributed to a change in how we deal with our primary supplier in Central America. Prior to July 2007, the Company shipped raw material inventory to our primary supplier and transferred title to the supplier and recorded a receivable due from the supplier. In July 2007, we modified the operating arrangement whereby the Company maintains title in the raw material inventory until such time as the supplier actually utilizes the fabric in production for the Company. As a result, raw material inventories increased by $4,805,000 and accounts receivable and other assets decreased by the same amount.

Inventories increased approximately 23.8% from $33,251,964 on December 31, 2006 to $41,163,980 as of September 30, 2007. Approximately $4,805,000 of this increase is attributed to the change in our operating arrangement with our Central American supplier as described above. The remainder of the increase is primarily attributed to increases in inventory levels in anticipation of higher net sales in future periods, as well as an increase in the amount of inventories being sourced from Asia.

Accounts payable increased 36.1% from $5,025,981 on December 31, 2006 to $6,838,140 on September 30, 2007, primarily due to the increased inventory purchases discussed above.

As noted above, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS No.109 (“FIN No. 48”), on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continue to be recognized. As a result of the implementation of FIN No. 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, were $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of September 30, 2007, we had $565,000 of unrecognized tax benefits. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $565,000 is included in other long-term liabilities. The ultimate date and amounts of payment related to this liability are subject to the outcomes of potential audits by various taxing authorities. The Internal Revenue Service has completed an audit of our 2004 and 2005 federal income tax returns during the three-month period ended September 30, 2007. Primarily as a result of this audit as well as the expiration of the statute of limitation on several other tax positions, we have reduced our liability for uncertain tax positions by $163,000 during the nine months ended September 30, 2007. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

Cash and cash equivalents decreased by $675,094 from $3,920,276 on December 31, 2006 to $3,245,182 as of September 30, 2007. This decrease is attributed to $3,970,965 provided from operating activities, offset by $1,004,388 utilized in investing activities primarily related to fixed asset additions, offset by $3,641,671 utilized in financing activities. Financing activities included the payment of cash dividends as discussed below and net repayments of long-term borrowings of $1,405,588, offset by proceeds from stock option exercises of $455,086. The Company has operated without hindrance or restraint with its present working capital, as income generated from operations and outside sources of credit, both trade and institutional, have been more than adequate. At September 30, 2007, our principal sources of liquidity consisted of cash and available borrowings under our revolving credit facility and term loan with Wachovia. The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), fixed charges coverage ratio (2.5:1), stock repurchases and payment of dividends. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine-month periods ended September 30, 2007 and 2006, the Company paid cash dividends of approximately $2,691,000 and $2,800,000, respectively.

The Company did not reacquire any shares of its common stock in the nine-month period ended September 30, 2007. The Company received 28,685 shares of its common stock during the nine-month period ended September 30, 2007 as payment in lieu of cash for shares issued under stock option agreements. During the nine months ended September 30, 2006, the Company reacquired and retired 707,194 shares of its common stock, at a cost of approximately $8,705,000. The Company anticipates that it will continue to pay dividends and that it will reacquire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flow from operating activities together with other capital resources and funds from credit sources will be adequate to meet its anticipated funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is not to use financial instruments for trading or other speculative purposes and the Company is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in “Liquidity and Capital Resources” as well as Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in no material change in the Company’s interest expense for the nine-month period ended September 30, 2007.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with a term loan of $2,573,952 are designated as a hedged item at September 30, 2007. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Losses of $7,000 and $19,000 were included in other comprehensive income (loss) for the three months ended September 30, 2007 and 2006, respectively. Gains of $10,000 and $54,000 were included in other comprehensive income for the nine months ended September 30, 2007 and 2006, respectively. The original term of the agreement is ten years.

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

Date: October 25, 2007	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
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