Form 10-K
period 2007-12-31
SUPERIOR UNIFORM GROUP INC
filed 2008-02-29
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	11-1385670
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10055 Seminole Blvd.

Seminole, Florida 33772

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (727) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $.001 per share	Listed on American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2d of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2007, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($12.23) as reported by the American Stock Exchange, was approximately $57 million.

The number of shares outstanding as of February 26, 2008 was 6,670,650 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2007, relating to its Annual Meeting of Shareholders to be held May 2, 2008, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III and portions of the information required by Item 5 of Part II.

Exhibit index may be found on Page 44.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company,” “Superior,” “we,” “our,” or “us” mean Superior Uniform Group, Inc. together with its subsidiary, except where the context otherwise requires. Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions; the availability of manufacturing materials and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida.

Superior, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Universal®, and UniVogue™ – manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, and commercial markets. There are no significant distinct segments or lines of business. In excess of 95% of its business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

Products

Superior manufactures and sells a wide range of uniforms, corporate I.D., career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

•	Uniforms and service apparel for personnel of:

•	Hospitals and health facilities;

•	Hotels, commercial buildings, residential buildings, and food service facilities;

•	General and special purpose industrial uses;

•	Commercial enterprises (career apparel for banks, airlines, etc.);

•	Public and private safety and security organizations; and

•	Miscellaneous service uses.

•	Miscellaneous products directly related to:

•	Uniforms and service apparel specified above (e.g. boots and sheets); and

•	Linen suppliers and industrial launderers, to whom a substantial portion of Superior’s uniforms and service apparel are sold; such products being primarily industrial laundry bags.

Uniforms and service apparel account for in excess of 95% of net sales; no other single class of product listed above accounts for more than 10% of net sales.

Competition

Superior competes with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers which include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK – a division of privately-held ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and market where it occurs. Industry statistics are not available, but we believe that Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 6% of its 2007 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt. As of February 23, 2008, the backlog of all orders that we believe to be firm was approximately $6.5 million, compared to approximately $6.4 million as of February 24, 2007.

Inventory

Superior markets itself to its customers as a “stock house.” Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products. In 2007 and 2006, approximately 62% and 75%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America, it could significantly disrupt Superior’s business.

Intellectual Property

Superior owns and uses several trademarks [and service marks] relating to its brands that have significant value and are instrumental to our ability to market our products. Superior’s most significant trademark is its mark “Fashion Seal Uniforms” (presently registered with the United States Patent and Trademark Office until August 8, 2017). The Fashion Seal Uniforms trademark is critically important to the marketing and operation of Superior’s business, as more than 50% of Superior’s products are sold under that name.

Environmental Matters

In view of the nature of our business, compliance with federal, state, or local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings and we do not expect it to have a material impact in the future.

Employees

Superior employed 623 persons as of December 31, 2007.

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

Customers in the uniform and corporate identity apparel industry choose suppliers primarily based upon the quality, price and breadth of products offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK – a division of privately-held ARAMARK Corporation. We also compete with a multitude of regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

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

Prices in the uniform and corporate identity apparel industry have been declining over the past several years primarily as a result of the trend to move sewing operations offshore, the introduction of new manufacturing technologies, and increased competition. Products sewn offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore. Many of our competitors source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs or if our product costs increase and we cannot increase our prices.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a materially adverse effect on our business, results of operations or financial condition.

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

Our registered and common law trademarks, as well as certain of our licensed trademarks, have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our mark “Fashion Seal Uniforms” (presently registered until August 8, 2017) is important to our business, as more than 50% of our products are sold under that name. We cannot assure you that third parties will not assert claims against any such intellectual property or that we will be able to successfully resolve all such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition. In addition, some of our license agreements with third parties will expire by their terms over the next several years. There can be no assurance that we will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2007 and 2006 approximately 62% and 75%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast hurricanes during fiscal 2005. While we were not impacted by any hurricane related events during fiscal 2006 or 2007, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Certain of our existing stockholders have significant control.

At December 31, 2007, our executive officers and certain of their family members collectively beneficially owned 30.6% of our outstanding common stock, of which Gerald M. Benstock, our Chairman of the Board, beneficially owned 23.3%. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring stockholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted) and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area—all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

•	Seminole, Florida – Plant of approximately 60,000 square feet owned by the Company; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping; lease expiring in 2011.

•

Tampa, Florida – Plant of approximately 15,000 square feet, leased from private owners; used for warehousing, shipping and customer service for customers located in the greater Tampa Bay area; lease expiring in 2010.

•	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee requiring payment of only a nominal rental fee; used for storage; lease expiring in 2009.

•	Marietta, Georgia – Plant and warehouse of approximately 25,000 square feet leased from private owners; lease expiring in 2008.

•

Miscellaneous – Atlanta, Georgia: leased warehouse and sales office of approximately 10,000 square feet – lease expiring in 2010; Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company; Hamburg, Arkansas: approximately 18,000 square feet, used for shipping – owned by the Company; Dallas, Texas: leased sales office of approximately 2,055 square feet – lease expiring in 2009.

Item 3.	Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which Superior’s common shares are traded is the American Stock Exchange under the symbol “SGC”; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2007 and 2006 as reported in the consolidated transaction reporting system of the American Stock Exchange.

	QUARTER ENDED
	2007				2006
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$13.54	$13.46	$13.30	$13.60	$11.53	$13.15	$13.34	$13.40
Low	$12.35	$12.35	$10.41	$9.38	$10.00	$11.00	$11.35	$11.39
Dividends (total for 2007-$0.54; 2006-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

We declared cash dividends of $0.135 per share in each of the quarters for the fiscal years ending December 31, 2006 and 2007. We intend to pay regular quarterly distributions to our common stockholders, the amount of which may increase from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

On February 26, 2008, we had 189 shareholders of record and the closing price for our common shares on the American Stock Exchange was $9.10 per share.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2007, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	1,030,975	$13.21	1,616,525
Equity compensation Plans not approved by Security holders	—	—	—

Total	1,030,975	$13.21	1,616,525

Item 6.	Selected Financial Data

The following selected data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

Years Ended December 31,	2007	2006	2005	2004	2003
Net sales	$120,457,891	$123,714,773	$128,068,824	$135,844,749	$129,180,305

Costs and expenses:
Cost of goods sold	80,837,592	84,385,588	89,674,453	91,025,370	85,146,244
Selling and administrative expenses	33,784,794	33,983,449	35,920,705	35,531,559	34,706,297
Interest expense	329,674	451,026	610,781	624,199	696,504
Gain on sale of facility	—	—	(651,944)	—	—

	114,952,060	118,820,063	125,553,995	127,181,128	120,549,045

Earnings from continuing operations before taxes on income	5,505,831	4,894,710	2,514,829	8,663,621	8,631,260
Taxes on income	1,810,000	1,830,000	600,000	2,940,000	3,040,000

Earnings from continuing operations	3,695,831	3,064,710	1,914,829	5,723,621	5,591,260
(Loss) earnings from discontinued operations, net of taxes	(1,146,503)	(867,443)	(670,644)	(344,934)	112,650

Net earnings	$2,549,328	$2,197,267	$1,244,185	$5,378,687	$5,703,910

Per Share Data:
Basic
Earnings from continuing operations	$0.56	$0.45	$0.26	$0.77	$0.77
(Loss) earnings from discontinued operations, net of taxes	(0.18)	(0.13)	(0.09)	(0.05)	0.02

Net earnings	$0.38	0.32	$0.17	$0.72	$0.79

Diluted
Earnings from continuing operations	$0.55	$0.45	$0.26	$0.76	$0.76
(Loss) earnings from discontinued operations, net of taxes	(0.17)	(0.13)	(0.09)	(0.05)	0.02

Net earnings	$0.38	0.32	$0.17	$0.71	$0.78

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$87,903,512	$85,158,774	$97,261,057	$107,954,243	$102,973,933

Long-term debt	$2,445,604	$2,201,806	$3,979,540	$5,662,569	$6,266,047

Working capital	$59,251,139	$56,411,002	$58,922,055	$61,255,572	$66,212,497

Shareholders’ equity	$72,445,430	$72,102,191	$81,524,754	$87,068,494	$84,884,482

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW: In 2007, net sales decreased by 2.6% in comparison to 2006 and in 2006, net sales decreased by 3.4% in comparison to 2005. We implemented a new warehouse management system in January of 2005. The warehouse system implementation was difficult and resulted in disruptions in our service levels to customers. These service issues combined with the related distraction of our sales force caused a significant portion of the above-described decreases in net sales. We believe that we have resolved these service issues and our warehouse management system is currently operating effectively and efficiently. In addition, we believe that our sales force has moved beyond our prior service issues and is highly focused on pursuing new customer opportunities. As a result, we obtained several new contracts that began to impact sales during the latter portion of 2007. We expect these new contracts, as well as our renewed sales efforts to result in solid sales increases for 2008.

During the fourth quarter of 2007, we made a decision to divest the Sope Creek business. At the beginning of February 2008, we sold the operations of Sope Creek. As a result, we have classified the assets of Sope Creek as held for sale at December 31, 2007 and have marked them down to their estimated fair value less selling costs. Additionally, we have reclassified the results of operations of Sope Creek to loss from discontinued operations in the consolidated statement of earnings.

OPERATIONS: In 2007, net sales decreased 2.6% in comparison to 2006. The decrease in net sales is primarily attributed to the elimination of the uniform program at one of our major customers in the fourth quarter of 2006. This resulted in a decrease of approximately $2,917,000 in net sales for 2007. During 2007, we were awarded additional business from this customer that began shipping late in the second quarter. This resulted in net sales of approximately $1,422,000 in 2007. Additionally, demand from existing customers was lower than expected and more than offset the new business generated in 2007. The remainder of the decrease is attributed to customers lost as a result of the 2005 implementation of our new warehouse management system that resulted in disruptions to our service levels with customers during the first half of 2005. Certain of these lost customers were still winding down purchases from the Company during the first half of 2006.

As a percentage of sales, cost of goods sold was 67.1% in 2007, and 68.2% in 2006. The percentage decrease in 2007 as compared to 2006 is primarily attributed to improved efficiencies in our embroidery and alterations operations (0.3%) and more effective sourcing of finished products in the current period (0.8%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for each of the years ended December 31, 2007 and 2006, respectively, were $7,323,836, and $8,025,626.

As a percentage of sales, selling and administrative expenses were 28.0% in 2007 and 27.5% in 2006. The increase in percentage in 2007 as compared to 2006 is attributed to increased salaries, wages and benefits (0.9%) offset by general cost reductions (0.3%).

Interest expense as a percentage of sales was 0.3% in 2007 and 0.4% in 2006. The decrease in 2007 as compared to 2006 is due to lower borrowings outstanding.

The effective income tax rate in 2007 was 32.9% and in 2006 was 37.4%. The decrease in 2007 is primarily attributed to a reduction in the accrual for uncertain tax positions (5.3%) in the current year as a result of an audit of the Company’s federal tax returns for 2004 and 2005, and from the expiration of the statute of limitations on various other uncertain tax positions.

The Company reported income from continuing operations of 3.1% and 2.5% of sales for the years 2007 and 2006, respectively.

The Company reported losses from discontinued operations of 1.0% and 0.7% of sales for the years 2007 and 2006, respectively. As discussed above, during the fourth quarter of 2007, we made a decision to divest Sope Creek. At the beginning of February 2008, we sold the operations of Sope Creek. As a result, we have classified the assets of Sope Creek as held for sale at December 31, 2007 and have marked them down to their estimated fair value less selling costs. Additionally, we have reclassified the results of operations of Sope Creek to loss from discontinued operations in the consolidated statements of earnings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

The Company reported net income of 2.1% and 1.8% of sales for the years 2007 and 2006, respectively; with a return of 3.5% and 2.9% on average shareholders’ equity.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.

Accounts receivable decreased 27.3% from $25,692,752 on December 31, 2006 to $18,670,466 as of December 31, 2007. Approximately $4,800,000 of this decrease is attributed to a change in our operating arrangement with our primary supplier in Central America, as described below. Prior to July 2007, the Company shipped raw material inventory to our primary supplier, transferred title to the supplier, and recorded a receivable due from the supplier. In July 2007, we modified the operating arrangement whereby the Company maintains title to the raw material inventory until such time as the supplier actually utilizes the fabric in production for the Company. As a result, raw material inventories increased by approximately $4,800,000 and accounts receivable was decreased by the same amount. The remainder of the decrease is primarily attributed to improvement in the aging of customer accounts.

Inventories increased 39.7% from $33,251,964 on December 31, 2006 to $46,463,662 as of December 31, 2007. Approximately $4,800,000 of this increase is attributed to the change in our operating arrangement with our Central American supplier as described above. The remainder of the increase is primarily attributed to increases in inventory levels in preparation for implementing several large new customer programs during the first part of 2008, as well as in anticipation of higher net sales in future periods, and an increase in the amount of inventories being sourced from Asia.

Prepaid expenses and other current assets increased 25.6% from $2,807,564 on December 31, 2006 to $3,525,114 as of December 31, 2007. $251,000 of this increase is attributed to an increase in deposits for inventory paid for in advance of receipt and $305,000 is due to an increase in refundable income taxes in the current year.

Other assets increased 50.7% from $1,462,753 on December 31, 2006 to $2,204,434 as of December 31, 2007. This increase is primarily attributed to the increase in the amount of pension assets recognized in other assets of $666,000.

Accounts payable increased 32.0% from $5,025,981 on December 31, 2006 to $6,635,412 on December 31, 2007 primarily due to increased inventory purchases in the current period.

Other current liabilities increased 3.7% from $2,457,839 on December 31, 2006 to $2,549,680 on December 31, 2007 primarily due to increases in accrued salaries, wages and benefits.

Other long-term liabilities increased from $0 on December 31, 2006 to $603,000 on December 31, 2007 as a result of adopting the provisions of FIN 48, and FASB Staff Position No. FIN 48-1, on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN No. 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. At December 31, 2006, the liability was accrued in accordance with FAS No. 5 and was offset against our income tax receivable balance included in prepaid expenses and other current assets. As of December 31, 2007, we have $603,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. During 2007, the Internal Revenue Service completed an audit of our 2004 and 2005 federal income tax returns. As a result of the audit, we also made an adjustment to our 2006 federal tax return and paid approximately $87,000 of taxes that had previously been accrued as uncertain tax positions. Finally, the accrual for uncertain tax positions was reduced by approximately $207,000 resulting from the audit and the expiration of the statute of limitations on various other uncertain tax positions.

Cash flows related to discontinued operations are not segregated in the statements of cash flows. Cash flows used in operating activities related to discontinued operations were approximately $155,000 and $45,000 in 2007 and 2006, respectively. Cash flows used in investing and financing activities for discontinued operations were insignificant in 2007 and 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

The working capital of the Company at December 31, 2007 was approximately $59,251,000 and the working capital ratio was 6.5:1. At December 31, 2006, our working capital was approximately $56,411,000 and the working capital ratio was 7.1:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2007 and in 2006, the Company’s percentage of total debt to total debt and equity was 5.2%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $1,163,000 and $887,000, in the years 2007 and 2006, respectively.

During the years ended December 31, 2007 and 2006, the Company paid cash dividends of approximately $3,591,000 and $3,692,000, respectively, resulting from a quarterly dividend of $.135 per share. In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. The Company did not repurchase any of its common shares during the year ended December 31, 2007. The Company reacquired and retired 707,194 of its common shares in the year ended December 31, 2006 with costs of $8,705,000. At December 31, 2007, we had 329,830 shares of common stock remaining that are authorized for repurchase under our repurchase program. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2007, cash and cash equivalents decreased by approximately $3,151,000. This decrease is attributed to approximately $839,000 in cash provided from operations, offset by approximately $1,004,000 utilized in investing activities, as well as approximately $2,986,000 utilized in financing activities. Investing activities consisted primarily of capital expenditures. Financing activities consisted primarily of dividends paid, as discussed above, which were offset by debt proceeds of approximately $17,000 and approximately $562,000 in proceeds from the exercise of employee stock options.

In 2006, cash and cash equivalents increased by approximately $700,000. This increase is attributed to approximately $9,851,000 in cash provided from operations, and by approximately $3,862,000 from investing activities, offset by approximately $13,012,000 utilized in financing activities. Investing activities consisted of proceeds from cash surrender values on life insurance policies of approximately $4,600,000 and proceeds from disposal of property, plant and equipment of approximately $110,000 offset by capital expenditures of approximately $890,000. Financing activities consisted primarily of dividends paid and common stock repurchases, as discussed above, as well as scheduled debt payments of approximately $1,683,000. These amounts were offset by approximately $1,032,000 in proceeds from the exercise of employee stock options.

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (4.6% at December 31, 2007). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2007, $1,795,000 was outstanding on the revolver and approximately $185,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2008.

OFF-BALANCE SHEET ARRANGEMENTS:

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

CRITICAL ACCOUNTING POLICIES:

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

Our critical accounting estimates are those that we believe require our most significant judgments about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $187,000. The Company’s concentration of risk is also monitored and at year-end 2007, the largest outstanding customer account balance was $1,259,000 and the five largest account balances totaled $2,945,000.

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

Goodwill Impairment

The Company has approximately $1,617,000 of goodwill on its balance sheet related to its largest reporting unit. The carrying value of this reporting unit is approximately $67,000,000. The Company reviews this goodwill for impairment at least on an annual basis. These reviews of fair value involve judgment and estimates of discount rates, transaction multiples and future cash flows for the reporting unit that may be impacted by future sales and operating results for the reporting unit, market conditions and economic conditions. The Company analyzed various discount rates, transaction multiples and cash flows for the reporting unit. As a result of these calculations, we determined a range of fair values of the reporting unit with related goodwill of approximately $70,000,000 to $75,000,000. We believe that we have made reasonable estimates and judgments in determining whether our goodwill has been impaired. However, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

Insurance

The Company self-insures for certain obligations related to health insurance programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The 6% discount rate used for 2007 and 2006 was determined based on the Moody’s rating on AA bonds with maturity of 20 years and beyond. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.5% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. In 2007, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $43,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $16,000 and would have reduced the funded status by $372,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $133,000 in total unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, we had total unrecognized tax benefits of approximately $728,000. For the year ending December 31, 2007, we recognized a net decrease in total unrecognized tax benefits of approximately $125,000, primarily as a result of current year audits by the Internal Revenue Service and the expiration of the statute of limitations on various outstanding tax positions. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

Share-based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS No. 123R”) on January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises FAS 123, and supersedes Accounting Principles Board (APB) Opinion 25. Share-based compensation expense that was recorded in 2007 and 2006 includes the compensation expense for the share-based payments granted in those years. In our share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SAR’s granted is recognized as expense on the date of grant. We used the Black-Scholes-Merton valuation model to value any share-based compensation under FAS 123R. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

Recent Accounting Pronouncements

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

As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits all of which, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2007, we have $603,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $603,000 is included in other long-term liabilities.

The Internal Revenue Service completed an audit of our 2004 and 2005 federal income tax returns during the year ended December 31, 2007. As a result, we paid approximately $137,000 of tax, $28,000 of interest and $0 in penalties during the year ended December 31, 2007. The tax payment was primarily related to timing difference benefits being deferred.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. After adopting FIN 48 at January 1, 2007, we had $129,000 accrued for interest and penalties, net of tax benefit. During 2007, we recorded $50,000 for interest and penalties, net of tax benefit. We reduced the liability by $59,000 of interest and penalties due to lapse of statute of limitations and audit settlements. At December 31, 2007, we had $120,000 accrued for interest and penalties, net of tax benefit.

As of December 31, 2007, we have approximately $105,000 of accrued interest and $51,000 of accrued penalties related to uncertain tax positions, which are included in the $603,000 noted above. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company is currently reviewing the provisions of FAS No. 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting FAS No. 159 on its financial position, cash flows, and results of operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

In December 2007, the FASB issued FAS No. 141 (revised 2007) (FAS No. 141(R)), Business Combinations, which is a revision of FAS No. 141, Business Combinations. The primary requirements of FAS No. 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. FAS No. 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company does not believe the adoption of this standard will have an impact on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Earnings

Years Ended December 31,

	2007	2006
Net sales	$120,457,891	$123,714,773

Costs and expenses:
Cost of goods sold	80,837,592	84,385,588
Selling and administrative expenses	33,784,794	33,983,449
Interest expense	329,674	451,026

	114,952,060	118,820,063

Earnings from continuing operations before taxes on income	5,505,831	4,894,710
Taxes on income	1,810,000	1,830,000

Earnings from continuing operations	3,695,831	3,064,710
Loss from discontinued operations, net of tax benefits of $680,000 and $470,000, respectively	(1,146,503)	(867,443)

Net earnings	$2,549,328	$2,197,267

Per Share Data:
Basic
Earnings from continuing operations	$0.56	$0.45
Loss from discontinued operations, net of tax benefits	(0.18)	(0.13)

Net earnings	$0.38	$0.32

Diluted
Earnings from continuing operations	$0.55	$0.45
Loss from discontinued operations, net of tax benefits	(0.17)	(0.13)

Net earnings	$0.38	$0.32

Cash dividends per common share	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Balance Sheets

December 31,

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$769,715	$3,920,276
Accounts receivable, less allowance for doubtful accounts of $490,000 and $500,000, respectively	18,670,466	25,692,752
Inventories	46,463,662	33,251,964
Prepaid expenses and other current assets	3,525,114	2,807,564
Assets held for sale	558,476	—

TOTAL CURRENT ASSETS	69,987,433	65,672,556
PROPERTY, PLANT AND EQUIPMENT, NET	13,320,218	15,393,879
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS	774,016	1,012,175
OTHER ASSETS	2,204,434	1,462,753

	$87,903,512	$85,158,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$6,635,412	$5,025,981
Accrued expenses	2,549,680	2,457,839
Current portion of long-term debt	1,551,202	1,777,734

TOTAL CURRENT LIABILITIES	10,736,294	9,261,554
LONG-TERM DEBT	2,445,604	2,201,806
LONG-TERM PENSION LIABILITY	923,184	1,108,223
OTHER LONG-TERM LIABILITIES	603,000	—
DEFERRED INCOME TAXES	750,000	485,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value—authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value—authorized 50,000,000 shares, issued and outstanding—6,670,650 and 6,604,844, respectively.	6,670	6,605
Additional paid-in capital	16,763,987	15,235,448
Retained earnings	56,178,511	57,753,587
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	(30,000)	(36,000)
Pensions	(473,738)	(857,449)

TOTAL SHAREHOLDERS’ EQUITY	72,445,430	72,102,191

	$87,903,512	$85,158,774

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders’ Equity
Balance, December 31, 2005	7,202,338	$7,202	$15,240,229	$66,378,323	$(101,000)	$81,524,754
Common shares issued upon exercise of options	109,700	110	1,031,693			1,031,803
Share-based compensation expense			502,051			502,051
Tax benefit from exercise of stock options			36,000			36,000
Purchase and retirement of common shares	(707,194)	(707)	(1,574,525)	(7,130,020)		(8,705,252)
Cash dividends declared ($.54 per share)				(3,691,983)		(3,691,983)
Comprehensive Income:
Net earnings				2,197,267		2,197,267
Net change during the period related to cash flow hedges					65,000	65,000
Comprehensive Income						2,262,267

Adjustment to initially apply FAS No. 158, net of tax benefit of $472,000					(857,449)	(857,449)

Balance, December 31, 2006	6,604,844	6,605	15,235,448	57,753,587	(893,449)	72,102,191
Common shares issued upon exercise of options	101,850	101	1,046,102			1,046,203
Share-based compensation expense			539,915			539,915
Tax benefit from exercise of stock options			27,000			27,000
Common shares received for exercise of stock options	(36,044)	(36)	(84,478)	(400,103)		(484,617)
Cash dividends declared ($.54 per share)				(3,591,301)		(3,591,301)
Comprehensive Income:
Net earnings				2,549,328		2,549,328
Net change during the period related to:
Cash flow hedges					6,000	6,000
Pensions, net of taxes of $236,000					383,711	383,711

Comprehensive Income						2,939,039
Adjustment to initially apply FIN 48				(133,000)		(133,000)

Balance, December 31, 2007	6,670,650	$6,670	$16,763,987	$56,178,511	$(503,738)	$72,445,430

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,549,328	$2,197,267
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	3,358,646	3,810,767
Provision for bad debts	88,000	29,000
Share-based compensation expense	539,915	502,051
Deferred income tax provision	29,000	112,000
Gain on sale of property, plant and equipment	(77,215)	(110,916)
Changes in assets and liabilities:
Accounts receivable	2,128,833	(14,782)
Inventories	(8,849,134)	3,934,815
Prepaid expenses and other current assets	(179,440)	(41,585)
Other assets	(751,676)	1,333,475
Accounts payable	1,609,431	(1,020,594)
Accrued expenses	603,552	(1,034,853)
Long-term pension liability	(185,039)	154,307
Other long-term liabilities	(25,000)	—

Net cash flows provided from operating activities	839,201	9,850,952

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,162,745)	(887,196)
Proceeds from disposal of property, plant and equipment	148,437	110,916
Other assets	9,995	4,637,891

Net cash (used in) provided from investing activities	(1,004,313)	3,861,611

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	18,643,000	21,710,000
Repayment of long-term debt	(18,625,734)	(23,393,029)
Payment of cash dividends	(3,591,301)	(3,691,983)
Proceeds received on exercise of stock options	561,586	1,031,803
Excess tax benefit from exercise of stock options	27,000	36,000
Common stock reacquired and retired	—	(8,705,252)

Net cash used in financing activities	(2,985,449)	(13,012,461)

Net (decrease) increase in cash and cash equivalents	(3,150,561)	700,102
Cash and cash equivalents balance, beginning of year	3,920,276	3,220,174

Cash and cash equivalents balance, end of year	$769,715	$3,920,276

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2007 and 2006

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, Sope Creek® (See Notes 17 and 18) and UniVogue™ – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets.

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

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2007 and 2006, respectively were $255,665 and $184,810.

f) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs. Additionally, the Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $7,323,836 and $8,025,626 for the years ended December 31, 2007 and 2006, respectively.

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

i) Goodwill and other intangible assets

The Company follows FAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheets and no longer be amortized but tested for impairment on a periodic basis. We annually evaluate the recoverability of goodwill and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. The Company has completed the annual impairment test at December 31, 2007 and 2006, which indicated no impairment of the remaining goodwill. Amortization expense for other intangible assets was $238,159 for each of the years ended December 31, 2007 and 2006. Amortization expense for other intangible assets is expected to be $238,159 in each of the years ended December 31, 2008, 2009 and 2010 with the remaining balance of $59,536 being amortized in 2011.

j) Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2- 1/2% to 5% for buildings, 2- 1/2% to 20% for improvements, 10% to 20% for machinery, equipment and fixtures and 20% to 33- 1 /3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

k) Employee benefits

Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

l) Insurance

The Company self-insures for certain obligations related to employee health programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At December 31, 2007, the Company had 1,616,525 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment (“FAS No. 123R”). Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense will include expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

For the years ended December 31, 2007 and 2006, the Company recognized $539,915 and $502,051, respectively, of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the consolidated statements of earnings. These expenses were offset by $42,000 and $63,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2007, the Company had no unrecognized compensation cost expected to be recognized for share-based awards made prior to January 1, 2006. All such grants were fully-vested prior to January 1, 2006 under the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

Stock options and stock settled stock appreciation rights. The Company grants stock options and stock settled stock appreciation rights to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and stock settled stock appreciation rights at the date of grant using the Black-Scholes-Merton valuation model. All options and stock appreciation rights vest immediately at the date of grant. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and stock settled stock appreciation rights.

During the years ended December 31, 2007 and 2006, the Company received $561,586 and $1,031,803, respectively, in cash from stock option exercises. Tax benefits of $27,000 and $36,000, respectively, were recognized for these exercises. Additionally, during the year ended December 31, 2007, the Company received 36,044 shares of its common stock as payment for the issuance of 48,725 shares of its common stock related to the exercise of stock option agreements.

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

s) Risks and concentrations

In 2007 and 2006, approximately 62% and 75%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure. Included in the Company’s consolidated balance sheets at December 31, 2007 and 2006 are receivable balances from contractors in Central America totaling approximately $0.1 million and $4.8 million, respectively. This decrease is attributed to a change in our operating arrangement with our primary supplier in Central America. Prior to July 2007, the Company shipped raw material inventory to our primary supplier, transferred title to the supplier, and recorded a receivable due from the supplier. In July 2007, we modified the operating arrangement whereby the Company maintains title in the raw material inventory until such time as the supplier actually utilizes the fabric in production for the Company.

t) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2007 and 2006, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2007 and 2006, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt.

u) Derivative financial instruments

The Company follows FAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”) as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment to FAS Statement No. 133 (“FAS No. 138”). The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $2,201,806 is designated as a hedged item for the interest rate swap at December 31, 2007. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net earnings during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $6,000 and $65,000 were included in other comprehensive income for the years ended December 31, 2007 and 2006, respectively. The fair market values of the interest rate swap of $30,000 and $36,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2007 and 2006, respectively. The original term of the contract is ten years.

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

w) Recent accounting pronouncements

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for the Company. The Company is currently reviewing the provisions of FAS No. 157 to determine the impact on its consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting FAS No. 159 on its consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007) (FAS No. 141(R)), “Business Combinations,” which is a revision of FAS No. 141, “Business Combinations.” The primary requirements of FAS No. 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. FAS No. 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of FAS No. 141 (R) will have on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 2 – Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2007	2006
Balance at the beginning of year	$500,000	$535,000
Provision for bad debts	88,000	29,000
Charge-offs	(108,413)	(166,126)
Recoveries	10,413	102,126

Balance at the end of year	$490,000	$500,000

NOTE 3 – Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2007	2006
Balance at the beginning of year	$343,753	$296,548
Provision for returns and allowances	4,231,837	4,560,221
Actual returns and allowances paid to customers	(4,202,503)	(4,513,016)

Balance at the end of year	$373,087	$343,753

NOTE 4 – Inventories:

	December 31,
	2007	2006
Finished goods	$35,613,513	$30,692,108
Work in process	171,842	163,276
Raw materials	10,678,307	2,396,580

	$46,463,662	$33,251,964

NOTE 5 – Property, Plant and Equipment:

	December 31,
	2007	2006
Land	$727,416	$727,416
Buildings, improvements and leaseholds	7,938,553	8,101,428
Machinery, equipment and fixtures	45,018,711	46,047,580

	53,684,680	54,876,424
Accumulated depreciation and amortization	40,364,462	39,482,545

	$13,320,218	$15,393,879

Depreciation and amortization charges were approximately $3,120,000 and $3,573,000 in 2007 and 2006, respectively.

NOTE 6 – Long-Term Debt:

	December 31, 2007	December 31, 2006
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$1,795,000	$—
6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	2,201,806	3,649,431
Note payable to Bank of America, 0% interest, paid on January 2, 2007	—	330,109

	3,996,806	3,979,540
Less payments due within one year included in current liabilities	1,551,202	1,777,734

Long-term debt less current maturities	$2,445,604	$2,201,806

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (4.6% at December 31, 2007). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2007, approximately $185,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term obligations are $1,551,202 in 2008, $650,604 in 2009 and $1,795,000 in 2010.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2007	2006
Current:
Federal	$1,600,000	$1,632,000
State and local	181,000	86,000

	1,781,000	1,718,000
Deferred	29,000	112,000

	$1,810,000	$1,830,000

The significant components of the deferred income tax liability are as follows:

	2007	2006
Deferred income tax assets:
Operating reserves and other accruals	$2,382,000	$2,514,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	1,934,000	2,028,000
Deferred expenses	1,198,000	971,000

Net deferred income tax liability	$750,000	$485,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2007	2006
Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.2	1.2
Effect of change in unrecognized tax benefit	(5.3)	(0.9)
Non-deductible share-based employee compensation expense	2.6	2.2
Other items	(0.6)	0.9

Effective income tax rate	32.9%	37.4%

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

As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2007, we have $603,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $603,000 is included in other long-term liabilities.

The Internal Revenue Service completed an audit of our 2004 and 2005 federal income tax returns during the year ended December 31, 2007. As a result, we paid approximately $137,000 of tax, $28,000 of interest and $0 in penalties during the year ended December 31, 2007. The tax payment was primarily related to timing difference benefits being deferred.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

Balance at January 1, 2007	$599,000
Additions based on tax positions related to the current year	88,000
Additions for tax positions of prior years	99,000
Reductions for tax positions of prior years	(80,000)
Reductions due to lapse of statute of limitations	(47,000)
Reductions due to settlements with tax authorities	(176,000)

Balance at December 31, 2007	$483,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. After adopting FIN 48 at January 1, 2007, we had $129,000 accrued for interest and penalties, net of tax benefit. During 2007, we recorded $50,000 for interest and penalties, net of tax benefit. We reduced the liability by $59,000 of interest and penalties due to lapse of statute of limitations and audit settlements. At December 31, 2007, we had $120,000 accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $50,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions.

NOTE 8 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Periodic benefit payments on retirement are determined based on a fixed amount applied to service or determined as a percentage of earnings prior to retirement. The Company is also the sponsor of an unfunded supplemental executive retirement plan (SERP) in which several of its employees are participants. Pension plan assets for retirement benefits consist primarily of fixed income securities and common stock equities.

In September 2006, the Financial Accounting Standards Board issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FAS Statements No. 87, 88, 106, and 132(R). FAS No. 158 requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s consolidated balance sheets. The funded status was previously disclosed in the notes to the Company’s consolidated financial statements, but differed from the amount recognized in the consolidated balance sheets. The Statement does not change the accounting for the Company’s defined contribution plan.

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

At December 31, 2007, the Company’s projected benefit obligation under one of its pension plans exceeded the fair value of the plans’ assets by $923,000 and thus the plan is underfunded.

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

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2007 and 2006:

	December 31,
	2007	2006
Changes in benefit obligation
Benefit obligation at beginning of year	$16,848,000	$17,201,000
Service cost	655,000	618,000
Interest cost	998,000	991,000
Actuarial loss (gain)	4,000	(368,000)
Settlement	188,000	252,000
Benefits paid	(2,014,000)	(1,846,000)

Benefit obligation at end of year	16,679,000	16,848,000

Changes in plan assets
Fair value of plan assets at beginning of year	17,011,000	16,534,000
Actual return on assets	2,196,000	1,823,000
Employer contributions	500,000	500,000
Benefits paid	(2,014,000)	(1,846,000)

Fair value of plan assets at end of year	17,693,000	17,011,000

Funded status at end of year	$1,014,000	$163,000

	2007	2006
Amounts recognized in consolidated balance sheet
Other assets	$1,937,000	$1,271,000
Long-term pension liability	(923,000)	(1,108,000)

	$1,014,000	$163,000

Amounts recognized in accumulated other comprehensive income consist of:

Net actuarial loss	$570,000	$1,145,000
Prior service cost	140,000	184,000

	$710,000	$1,329,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2007	2006
Projected benefit obligation	$923,000	$11,888,000
Fair value of plan assets	—	10,780,000

	$923,000	$1,108,000

Components of net periodic benefit cost

Net periodic benefits cost	2007	2006
Service cost—benefits earned during the period	$655,000	$618,000
Interest cost on projected benefit obligation	998,000	991,000
Expected return on plan assets	(1,363,000)	(1,288,000)
Amortization of prior service cost	37,000	61,000
Recognized actuarial (gain) loss	(22,000)	23,000
Settlement (gain) loss	(36,000)	108,000

Net periodic pension cost after settlements	$269,000	$513,000

The pension settlement gain and losses included in the table above relate to lump sum payments made to various employees upon their retirement or termination in each year.

The estimated net actuarial (gain) loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $33,000 and $11,000, respectively. There is no estimated prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2006	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2007	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2006	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2007	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2007, 2006 and target allocation for 2008 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation 2008
Investment description	2007	2006
Equity securities	71%	71%	70%
Fixed income	29	29	30%

Total	100%	100%	100%

We do not plan to contribute to our defined benefit pension plans in 2008.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2008	761,000
2009	598,000
2010	1,053,000
2011	981,000
2012	1,324,000
2013-2017	6,758,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2007 and 2006, were approximately $130,000 and $126,000, respectively.

NOTE 9 – Quarterly Results for 2006 and 2007 (Unaudited):

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$30,079,203	$30,731,255	$32,388,631	$30,515,684

Gross Profit	$9,792,278	$9,868,477	$10,360,636	$9,307,794

Earnings from continuing operations before taxes on income	$1,116,844	$1,338,595	$1,750,990	$688,281

Earnings from continuing operations	$656,844	$868,595	$1,090,990	$448,281

Loss from discontinued operations, net of tax benefits	$(104,618)	$(238,927)	$(178,775)	$(345,123)

Net earnings	$552,226	$629,668	$912,215	$103,158

Per Share Data:
Basic
Earnings from continuing operations	$0.09	$0.12	$0.17	$0.06

Loss from discontinued operations, net of tax benefits	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Net earnings	$0.08	$0.09	$0.14	$0.01

Diluted
Earnings from continuing operations	$0.09	$0.12	$0.17	$0.06

Loss from discontinued operations, net of tax benefits	$(0.01)	$(0.03)	$(0.03)	$(0.05)

Net earnings	$0.08	$0.09	$0.14	$0.01

Average Outstanding Shares (Basic)	7,184,459	6,919,658	6,619,404	6,601,571

Average Outstanding Shares (Diluted)	7,198,753	6,963,514	6,661,217	6,656,142

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$28,713,303	$29,938,498	$30,391,919	$31,414,171

Gross Profit	$9,539,629	$9,801,584	$9,941,098	$10,337,988

Earnings from continuing operations before taxes on income	$370,488	$1,268,395	$1,692,277	$2,174,671

Earnings from continuing operations	$240,488	$808,395	$1,352,277	$1,294,671

Loss from discontinued operations, net of tax benefits	$(115,893)	$(148,352)	$(134,905)	$(747,353)

Net earnings	$124,595	$660,043	$1,217,372	$547,318

Per Share Data:
Basic
Earnings from continuing operations	$0.04	$0.12	$0.20	$0.20

Loss from discontinued operations, net of tax benefits	$(0.02)	$(0.02)	$(0.02)	$(0.12)

Net earnings	$0.02	$0.10	$0.18	$0.08

Diluted
Earnings from continuing operations	$0.04	$0.12	$0.20	$0.19

Loss from discontinued operations, net of tax benefits	$(0.02)	$(0.02)	$(0.02)	$(0.11)

Net earnings	$0.02	$0.10	$0.18	$0.08

Average Outstanding Shares (Basic)	6,628,158	6,642,162	6,656,214	6,666,653

Average Outstanding Shares (Diluted)	6,668,376	6,678,825	6,676,054	6,679,465

The independent registered public accounting firm made reviews of the 2006 and 2007 quarterly financial information in accordance with standards established by the Public Company Accounting Oversight Board (United States). Such reviews were substantially less in scope than examinations in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinions were expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $491,000 and $531,000, for the years ended December 31, 2007 and 2006, respectively. Long-term lease commitments totaling $560,000 are as follows: 2008—$269,000; 2009—$152,000; 2010—$139,000.

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

During 2006, the Company entered into indemnification agreements with its directors and officers for certain events or occurrences that happen by reason of the fact that the officer or director is, was or has agreed to serve as an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that is considered adequate to cover its exposure. No claims have ever been filed under these agreements.

NOTE 12 – Share-Based Compensation:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights (“SARS”), restricted stock, performance stock and other share-based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All awards under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the two years ended December 31, 2007 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2005	767,750	$12.77
Granted	162,825	11.71
Exercised	(109,700)	9.41
Lapsed	(2,100)	9.35
Cancelled	(36,925)	13.27

Outstanding December 31, 2006	781,850	13.01
Granted	161,350	12.58
Exercised	(101,850)	10.27
Lapsed	(1,250)	9.75
Cancelled	(41,125)	13.20

Outstanding December 31, 2007	798,975	$13.26

At December 31, 2007, options outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $5,325.

Options exercised during the years ended December 31, 2007 and 2006, had intrinsic values of $289,936 and $288,966, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2007 and 2006, was $2.26 and $2.17, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2007:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.125-$10.45	7,500	2.93	$9.24
$11.02-$13.78	509,700	2.92	12.36
$14.00-$17.13	281,775	1.71	15.02

$8.125-$17.13	798,975	2.49	$13.26

A summary of stock-settled stock appreciation rights transactions during the two years ended December 31, 2007 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2005	82,000	$14.95
Granted	75,000	11.20
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2006	157,000	13.16
Granted	75,000	12.74
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2007	232,000	$13.02

At December 31, 2007 SARS outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no SARS exercised during the years ended December 31, 2007 and 2006.

The weighted average fair value of SARS granted for each of the years ended December 31, 2007 and 2006 was $2.34 and $1.99, respectively.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2007:

Range of Exercise Price	SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$11.20-$12.74	150,000	3.58	$11.97
$14.95	82,000	2.08	14.95

$11.20-$14.95	232,000	3.05	$13.02

At December 31, options and SARS available to issue were 1,616,525 for 2007 and 1,810,500 for 2006. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2007	$12.74	$12.35-$12.74
2006	$11.20	$11.20-$12.84

Market price
2007	$12.74	$12.35-$12.74
2006	$11.20	$11.20-$12.84

Risk free interest rate (1)
2007	4.7%	4.6%-4.8%
2006	4.6%	4.6%-5.1%

Expected award life (2)	5 years	5-10 years

Expected volatility (3)
2007	24.6%	23.0%-26.0%
2006	25.1%	25.1%-26.7%

Expected dividend yield (4)
2007	4.2%	4.2%-4.4%
2006	4.5%	4.2%-4.5%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the two years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2007	2006
Earnings from continuing operations	$3,695,831	$3,064,710
Loss from discontinued operations, net of tax benefits	(1,146,503)	(867,443)

Net earnings used in the computation of basic and diluted earnings per share	2,549,328	2,197,267

Weighted average shares outstanding—basic	6,648,297	6,831,273
Common stock equivalents	27,383	38,633

Total weighted average shares outstanding—diluted	6,675,680	6,869,906

Per Share Data:
Basic
Earnings from continuing operations	$0.56	$0.45
Loss from discontinued operations, net of tax benefits	(0.18)	(0.13)

Net earnings	$0.38	$0.32

Diluted
Earnings from continuing operations	$0.55	$0.45
Loss from discontinued operations, net of tax benefits	(0.17)	(0.13)

Net earnings	$0.38	$0.32

Awards to purchase an average of 645,625 shares of common stock with a weighted average exercise price of $14.11 per share were outstanding during 2007 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 585,650 shares of common stock with a weighted average exercise price of $11.94 per share were outstanding during 2006, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Accrued Expenses:

	December 31,
	2007	2006
Salaries, wages, commissions and vacation pay	$1,504,662	$1,344,513
Other accrued expenses	1,045,018	1,113,326

	$2,549,680	$2,457,839

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2007	2006
Income taxes paid	$1,012,172	$848,198

Interest paid	$338,721	$462,259

During the year ended December 31, 2007, the Company repurchased $4,805,453 of raw materials inventory from its primary supplier in Central America. The Company reduced the accounts receivable balance from the supplier by the same amount as payment for the inventory. During the year ended December 31, 2007, the Company received 36,044 shares of its common stock as payment for the issuance of 48,725 shares of its common stock related to the exercise of stock option agreements.

NOTE 16 – Stock Repurchase Plan:

In July 2002, the Board of Directors reset the common stock repurchase program authorization so that the Company may make future repurchases of up to 750,000 of its common shares. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. The Company reacquired and retired –0– shares and 707,194 shares of its common stock in the years ended December 31, 2007 and 2006, respectively, with approximate costs of $0, and $8,705,000, respectively. At December 31, 2007, the Company had 329,830 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 17 – Discontinued Operations:

During the fourth quarter of 2007, the Company made a decision to divest Sope Creek. As a result, the related assets of Sope Creek have been classified as held for sale at December 31, 2007 and have been written down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $596,000, net of tax benefit in the fourth quarter of 2007. Additionally, the results of operations of Sope Creek have been reported as a loss from discontinued operations in the consolidated statements of earnings for each of the two years ended December 31, 2007. The table below summarizes financial results for the Sope Creek business:

	Year Ended December 31,
	2007	2006
Net sales	$3,455,836	$3,980,962
Loss from discontinued operations before income taxes	$1,826,503	$1,337,443
Loss from discontinued operations	$1,146,503	$867,443

Assets held for sale at December 31, 2007 includes $442,889 of inventory, $70,890 of prepaid expenses and other current assets, and $44,697 of property, plant and equipment.

NOTE 18 – Subsequent Event:

The Company completed the sale of its Sope Creek business on February 4, 2008. The Company received $225,000 in cash at closing and a short-term note receivable for $324,606. These proceeds, net of expenses related to the transaction, approximated the carrying value of the assets sold, which were classified as assets held for sale in the consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.:

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Superior Uniform Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 28, 2008

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

The attestation report required to be furnished pursuant to this item appears on page 38.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.:

We have audited the effectiveness of Superior Uniform Group, Inc.’s (a Florida corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Superior Uniform Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Superior Uniform Group, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Superior Uniform Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Superior Uniform Group, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion and contains an explanatory paragraph related to the adoption of Financial Accounting Standards Board Interpretation No 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 28, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2007 are listed below:

BOARD OF DIRECTORS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Manuel Gaetan, Ph.D. PE	President, CEO, MGR Enterprises, Inc.
Robin Hensley	President, Raising the Bar
Sidney Kirschner	Retired, President and CEO, Northside Hospital, Inc.
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank

EXECUTIVE OFFICERS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Senior Vice President, Chief Financial Officer and Treasurer
Richard T. Dawson	Vice President, General Counsel and Secretary

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

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Shareholders.

Information regarding equity compensation plans is incorporated by reference to the information set forth in Item 5 of Part I of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

			Page
(a)	1.	Consolidated Financial Statements

		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of earnings - years ended December 31, 2007 and 2006	17
		Consolidated balance sheets - December 31, 2007 and 2006	18
		Consolidated statements of shareholders’ equity - years ended December 31, 2007 and 2006	19
		Consolidated statements of cash flows - years ended December 31, 2007 and 2006	20
		Notes to consolidated financial statements	21-37
		Independent Auditors’ Report	38

(a)	2.	Financial Statement Schedules

		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto

(a)	3.	Exhibits

		See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
By:	Michael Benstock
(Chief Executive Officer and Principal Executive Officer )

DATE: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 29, 2008
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 29, 2008
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Gerald M. Benstock Gerald M. Benstock, February 29, 2008 (Chairman)	/s/ Alan D. Schwartz Alan D. Schwartz, February 29, 2008 (Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 29, 2008	Robin Hensley, February 29, 2008 (Director)
(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, February 29, 2008	Sidney Kirschner, February 29, 2008
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

(a)	3. Exhibits

Exhibit No.:	Description
3.1	Amended and restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

3.2	By-Laws of the Registrant filed as Exhibit 3.2 to the Registrant’s 1998 Interim Report on Form 10-Q for the quarter ended June 30, 1998, as amended by the Amendment to By-Laws of Registrant, filed as Exhibit 3 to the Registrant’s Interim Report on Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference.

4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 in Registrant’s Form 10-Q for the quarter ended March 31, 1999 and is hereby incorporated herein by reference.

4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 in Registrant’s Form 10-Q for the quarter ended September 30, 2000 and is hereby incorporated herein by reference.

4.3	Second amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 in Registrant’s 2001 Form 10-Q for the quarter ended March 31, 2001 which is hereby incorporated herein by reference.

4.4	Third amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note as filed as Exhibit 4.4 to the Registrant’s 2004 Annual Report on Form 10-K and incorporated herein by reference.

4.5	Renewal Revolving Line of Credit Promissory Note between Registrant and Wachovia.

10. *	Form of Indemnification Agreement between the Registrant and each of the directors and the following officers as filed as Exhibit 10 to the Registrant’s Form 10Q for the quarter ended March 31, 2006, which is hereby incorporated herein by reference: Outside Directors: Manuel Gaetan, Paul Mellini, Sidney Kirschner, Robin M. Hensley, and Arthur Wiener. Officers: Gerald M. Benstock, Michael Benstock, Alan Schwartz, Peter Benstock, Andrew D. Demott, Jr., and Richard T. Dawson

10.1 *	Description of the informal bonus plan for officers of the Registrant filed as Exhibit 10 to the Registrant’s 1992 Annual Report on Form 10-K and incorporated herein by reference.

10.2 *	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 and incorporated herein by reference.

10.3 *	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan filed as Exhibit 10.3 to the Registrant’s 1994 Annual Report on Form 10-K and incorporated herein by reference.

10.4 *	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 and incorporated herein by reference.

10.5 *	Severance Protection Agreement with Michael Benstock filed with 8-K in November 2005, hereby incorporated herein by reference.

10.6 *	Severance Protection Agreement with Alan Schwartz filed with 8-K in November 2005, hereby incorporated herein by reference.

10.7 *	Severance Protection Agreement with Peter Benstock filed with 8-K in November 2005, hereby incorporated herein by reference.

10.8 *	Severance Protection Agreement with Andrew D. Demott, Jr. filed with 8-K in November 2005, hereby incorporated herein by reference.

10.9	Code of Business Ethics amended November 12, 2007

21.	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Management contracts and compensatory plans and arrangements