Form 10-Q
period 2008-03-31
SUPERIOR UNIFORM GROUP INC
filed 2008-04-25
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5869-1

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2008 the registrant had 6,672,650 common shares outstanding, which is the registrant’s only class of common stock.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$33,282,630	$28,713,303
Costs and expenses:
Cost of goods sold	22,374,053	19,173,674
Selling and administrative expenses	9,299,628	9,077,049
Interest expense	104,141	92,092

	31,777,822	28,342,815

Earnings from continuing operations before taxes on income	1,504,808	370,488
Taxes on income	590,000	130,000

Net earnings from continuing operations	914,808	240,488
Loss from discontinued operations, net of tax benefits of $65,000 and $60,000, respectively	(113,438)	(115,893)

Net earnings	$801,370	$124,595

Weighted average number of shares outstanding during the period
(Basic)	6,670,650	6,628,158
(Diluted)	6,674,072	6,668,376
Per Share Data:
Basic
Earnings from continuing operations	$0.14	$0.04
Loss from discontinued operations, net of tax benefits	(0.02)	(0.02)

Net earnings	$0.12	$0.02

Diluted
Earnings from continuing operations	$0.14	$0.04
Loss from discontinued operations, net of tax benefits	(0.02)	(0.02)

Net earnings	$0.12	$0.02

Cash dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2008 (Unaudited)	December 31, 2007 (1)
CURRENT ASSETS:
Cash and cash equivalents	$782,244	$769,715
Accounts receivable and other current assets	24,458,942	22,195,580
Inventories*	47,650,278	46,463,662
Assets held for sale	—	558,476

TOTAL CURRENT ASSETS	72,891,464	69,987,433
PROPERTY, PLANT AND EQUIPMENT, NET	12,981,091	13,320,218
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS, NET	714,476	774,016
OTHER ASSETS	2,189,107	2,204,434

	$90,393,549	$87,903,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,700,404	$6,635,412
Other current liabilities	2,923,461	2,549,680
Current portion of long-term debt	1,577,691	1,551,202

TOTAL CURRENT LIABILITIES	10,201,556	10,736,294
LONG-TERM DEBT	5,354,150	2,445,604
LONG-TERM PENSION LIABILITY	939,653	923,184
OTHER LONG-TERM LIABILITIES	640,000	603,000
DEFERRED INCOME TAXES	725,000	750,000
SHAREHOLDERS’ EQUITY:	72,533,190	72,445,430
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,670,650 shares.	6,670	6,670
Additional paid-in capital	16,951,336	16,763,987
Retained earnings	56,079,343	56,178,511
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	(37,000)	(30,000)
Pensions	(467,159)	(473,738)

TOTAL SHAREHOLDERS’ EQUITY	72,533,190	72,445,430

	$90,393,549	$87,903,512

*	Inventories consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Finished goods	$36,704,694	$35,613,513
Work in process	254,370	171,842
Raw materials	10,691,214	10,678,307

	$47,650,278	$46,463,662

(1)	The balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$801,370	$124,595
Adjustments to reconcile net earnings to net cash (used in) provided from operating activities:
Depreciation and amortization	807,623	879,389
Provision for bad debts	45,843	25,137
Share-based compensation expense	187,349	425,819
Deferred income tax benefit	(29,250)	(176,000)
Gain on sales of property, plant and equipment	(13,500)	(5,500)
Changes in assets and liabilities:
Accounts receivable and other current assets	(1,984,599)	505,379
Inventories	(1,186,616)	(1,161,474)
Other assets	26,156	(49,675)
Accounts payable	(935,008)	815,717
Accrued expenses	366,781	(13,040)
Pension liability	16,469	7,596
Other long-term liabilities	37,000	—

Net cash flows (used in) provided from operating activities	(1,860,382)	1,377,943

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(408,956)	(820,630)
Disposals of property, plant and equipment	13,500	5,500
Proceeds from sale of assets held for sale	233,870	—

Net cash used in investing activities	(161,586)	(815,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	16,732,000	4,775,000
Repayment of long-term debt	(13,796,965)	(5,458,771)
Payment of cash dividends	(900,538)	(895,983)
Proceeds received on exercise of stock options	—	225,098

Net cash provided from (used in) financing activities	2,034,497	(1,354,656)

Net increase (decrease) in cash and cash equivalents	12,529	(791,843)
Cash and cash equivalents balance, beginning of year	769,715	3,920,276

Cash and cash equivalents balance, end of period	$782,244	$3,128,433

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)	Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three months ended March 31, 2008 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended March 31, 2008 and 2007, respectively, were $32,161 and $36,226.

e)	Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $1,993,257, and $1,946,808 for the three months ended March 31, 2008 and 2007, respectively.

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

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the assumed exercise of outstanding stock options and stock appreciation rights.

	Three Months Ended March 31,
	2008	2007
Earnings used in the computation of basic and diluted net earnings per common share:

Earnings from continuing operations	$914,808	$240,488
Loss from discontinued operations, net of tax benefits	(113,438)	(115,893)

Net earnings used in the computation of basic and diluted earnings per share	$801,370	$124,595

Weighted average shares outstanding—basic	6,670,650	6,628,158
Common stock equivalents	3,422	40,218

Total weighted average shares outstanding—diluted	6,674,072	6,668,376

Per Share Data:
Basic
Earnings from continuing operations	$0.14	$0.04
Loss from discontinued operations, net of tax benefits	(0.02)	(0.02)

Net earnings	$0.12	$0.02

Diluted
Earnings from continuing operations	$0.14	$0.04
Loss from discontinued operations, net of tax benefits	(0.02)	(0.02)

Net earnings	$0.12	$0.02

Awards to purchase 939,775 shares of common stock with a weighted average exercise price of $13.30 per share were outstanding during the three-month period ending March 31, 2008 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase 497,450 shares of common stock with a weighted average exercise price of $14.62 per share were outstanding during the three-month period ending March 31, 2007, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended March 31,
	2008	2007
Net earnings	$801,370	$124,595
Other comprehensive income:
Net unrealized (loss) gain during the period related to cash flow hedges	(7,000)	3,000
Pensions—reclassification to net earnings during the period	6,579	2,754

	$800,949	$130,349

l)	Operating Segments

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

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $1,823,841 is designated as a hedged item for interest rate swaps at March 31, 2008.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $7,000 and a gain of $3,000 were included in other comprehensive income for the three months ended March 31, 2008 and 2007, respectively. The original term of the contract is ten years.

n)	Share-Based Compensation:

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2008, the Company had 1,522,725 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

During the first quarter of 2008 and 2007 respectively, the Company recognized approximately $187,000 and $426,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $15,000 and a $35,000 deferred tax benefit for non-qualified share-based compensation for the first quarter of 2008 and 2007, respectively. As of March 31, 2008, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

A summary of options transactions during the three months ended March 31, 2008 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	798,975	$13.26
Granted	140,600	9.16
Exercised	—	—
Lapsed	(75,800)	12.28
Cancelled	(12,400)	12.76

Outstanding March 31, 2008	851,375	$12.68

At March 31, 2008, options outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $122,454.

There were no options exercised during the first quarter of 2008. The weighted average grant date fair value of the Company’s options granted during the three months ended March 31, 2008 and 2007 was $1.03 and $2.34, respectively.

A summary of stock-settled stock appreciation rights transactions during the three months ended March 31, 2008 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	232,000	$13.02
Granted	41,400	9.16
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding March 31, 2008	273,400	$$12.44

At March 31, 2008, stock appreciation rights outstanding, all of which were fully vested and exercisable, had aggregate intrinsic values of $34,231.

There were no SARS exercised during the first quarter of 2008. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2008 and 2007 was $1.03 and $2.34, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options
Exercise price
2008	$9.16	$9.16
2007	$12.74	$12.74
Market price
2008	$9.16	$9.16
2007	$12.74	$12.74
Risk free interest rate (1)
2008	2.8%	2.8%
2007	4.7%	4.7%
Expected award life (2)	5 years	5 years
Expected volatility (3)
2008	23.5%	23.5%
2007	24.6%	24.6%
Expected dividend yield (4)
2008	5.9%	5.9%
2007	4.2%	4.2%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

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

We adopted the provisions of FIN No. 48, and FASB Staff Position No. FIN 48-1, on January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold at the adoption date were recognized or continued to be recognized. As a result of the implementation of FIN 48, we recognized a $133,000 increase to the liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. As of March 31, 2008, we have $640,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2008, we recognized approximately $16,000 of accrued interest associated with uncertain tax positions. As of March 31, 2008, we have approximately $121,000 of accrued interest and $54,000 of accrued penalties related to uncertain tax positions, which are included in the $640,000 noted above. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted FAS No. 157 effective January 1, 2008. The adoption of FAS No. 157 did not have a significant impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS No. 159 effective January 1, 2008. The adoption of FAS No. 159 did not have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007) (FAS No. 141(R)), Business Combinations, which is a revision of FAS No. 141, Business Combinations. The primary requirements of FAS No. 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. FAS No. 141 (R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The adoption of this standard will affect the consolidated financial statements in the event of a future business combination.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 – Long-Term Debt:

	March 31, 2008	December 31, 2007
Note payable to Wachovia, pursuant to a revolving credit agreement, maturing June 30, 2010	$5,108,000	$1,795,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	1,823,841	2,201,806

	6,931,841	3,996,806

Less payments due within one year included in current liabilities	1,577,691	1,551,202

Long-term debt less current maturities	$5,354,150	$2,445,604

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.7% at March 31, 2008). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2008, approximately $185,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2008	2007
Service cost - benefits earned during the period	$153,000	$164,000
Interest cost on projected benefit obligation	244,000	249,000
Expected return on plan assets	(351,000)	(341,000)
Amortization of prior service cost	8,000	9,000
Recognized actuarial loss (gain)	3,000	(5,000)

Net periodic pension cost	$57,000	$76,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2008 or 2007.

NOTE 5 – Supplemental Cash Flow Information:

The Company received a short-term note receivable for $324,606 as partial payment related to the sale of the Sope Creek business.

Cash paid for income taxes was $11,316 and $15,187, respectively for the three-month periods ended March 31, 2008 and 2007. Cash paid for interest was $103,468 and $94,076, respectively for the three-month periods ended March 31, 2008 and 2007.

NOTE 6 – Discontinued Operations:

During the fourth quarter of 2007, the Company made a decision to divest its Sope Creek operations. As a result, the related assets of Sope Creek were classified as held for sale at December 31, 2007 and were written down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $596,000, net of tax benefit in the fourth quarter of 2007. Additionally, the results of operations of Sope Creek have been reported as a loss from discontinued operations in the condensed consolidated statements of operations. The table below summarizes financial results for the Sope Creek business:

	Three Months Ended March 31,
	2008	2007
Net sales	$281,171	$979,763
Loss from discontinued operations before income taxes	$178,438	$175,893
Loss from discontinued operations	$113,438	$115,893

Assets held for sale at December 31, 2007 includes $442,889 of inventory, $70,890 of prepaid expenses and other current assets, and $44,697 of property, plant and equipment.

The Company completed the sale of its Sope Creek business on February 4, 2008. The Company received $225,000 in cash at closing and a short-term note receivable for $324,606. These proceeds, net of expenses related to the transaction, approximated the carrying value of the assets sold.

NOTE 7 – Contingencies:

The Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances. No claims have ever been filed under these agreements.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements that contains an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Tampa, Florida
April 24, 2008

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $216,000.

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

Goodwill Impairment

The Company has approximately $1,617,000 of goodwill on its balance sheet related to its largest reporting unit. The Company reviews this goodwill for impairment at least on an annual basis. The Company completed its most recent valuation in the fourth quarter of 2007. These reviews of fair value involve judgment and estimates of discount rates, transaction multiples and future cash flows for the reporting unit that may be impacted by future sales and operating results for the reporting unit, market conditions and economic conditions. The Company analyzed various discount rates, transaction multiples and cash flows for the reporting unit. We believe that we have made reasonable estimates and judgments in determining that our goodwill has not been impaired. However, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used are determined based on the Moody’s rating on AA bonds with maturity of 20 years and beyond. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.5% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

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

Results of Operations

Net sales increased 15.9% from $28,713,303 for the three months ended March 31, 2007 to $33,282,630 for the three months ended March 31, 2008. This increase is primarily attributed to several large, new customer programs that were distributed in the current period, offset by lower sales from existing customers.

Cost of goods sold, as a percentage of sales, approximated 67.2% for the three-month period ended March 31, 2008 and 66.8% for the three-month period ended March 31, 2007. The increase is primarily attributed to increases in direct product costs as a percentage of sales (1.9%). This increase is offset by more efficient operations in our value added services area and spreading our overhead costs over significantly higher sales (1.5%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the quarters ended March 31, 2008 and 2007, respectively, were $1,993,257 and $1,946,808.

Selling and administrative expenses, as a percentage of sales approximated 27.9% for the first three months of 2008 as compared to 31.6% for the first three months of 2007. The decrease as a percentage of sales is attributed primarily to the following items: increased sales volume (4.5%); decreased share-based compensation expense (0.7%); offset by increased salaries, wages and benefits, other than share-based compensation, (0.7%) and other general cost increases (0.8%).

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

Interest expense of $104,141 for the three-month period ended March 31, 2008 increased 13.1% from $92,092 for the similar period ended March 31, 2007. This increase is attributed to higher outstanding borrowings in the current period.

The Company’s effective tax rate for the three months ended March 31, 2008 was 39.2% versus 35.1% for the three months ended March 31, 2007. The increase in the rates is attributed primarily to an increase in the effective rate for state income taxes (2.0%) and an increased accrual for uncertain tax positions (2.7%) in the current period, offset by lower impact of permanent differences between book and tax basis earnings (0.6%) as a result of lower share-based compensation and higher taxable earnings.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 10.2% from $22,195,580 on December 31, 2007 to $24,458,942 as of March 31, 2008, primarily as a result of increased sales in the current period.

Inventories increased 2.6% from $46,463,662 on December 31, 2007 to $47,650,278 as of March 31, 2008, due to increased sales volumes as well as an increase in the amount of inventory sourced in the Far East.

Accounts payable decreased 14.1% from $6,635,412 on December 31, 2007 to $5,700,404 on March 31, 2008. This decrease is attributed to the significant increases to inventory that were required during the last half of 2007, in preparation for the increased sales volumes experienced in the first quarter of 2008. Inventory purchasing levels are now beginning to level off.

Other current liabilities increased 14.7% from $2,549,680 on December 31, 2007 to $2,923,461 on March 31, 2008 primarily due to increased income taxes payable.

Other long-term liabilities increased from $603,000 on December 31, 2007 to $640,000 on March 31, 2008 as a result of the accrual of interest and penalties on uncertain tax positions as well as current uncertain tax positions not recognized for financial statement purposes.

Cash and cash equivalents increased by $12,529 from $769,715 on December 31, 2007 to $782,244 as of March 31, 2008. The Company utilized $1,860,382 in cash from operating activities, primarily from increased accounts receivable and other current assets, utilized $161,586 in investing activities primarily related to fixed asset additions, and generated $2,034,497 in financing activities. Financing activities included the payment of cash dividends as discussed below and net proceeds of long-term debt of $2,935,035. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2008 and 2007, respectively, the Company paid cash dividends of $900,538 and $895,983. The Company did not reacquire any shares of its common stock in the three-month periods ended March 31, 2008 or 2007. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flows from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these interest rates when considered appropriate, through the limited use of derivative financial instruments. The Company’s policy is to not use financial instruments for trading or other speculative purposes and it is not a party to any leveraged financial instruments. The Company has debt obligations with variable interest rates tied to LIBOR which are described in Note 3 of the Notes to Condensed Consolidated Financial Statements. The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant change in the Company’s interest expense for the quarter ended March 31, 2008.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest payments associated with a term loan of $1,823,841 are designated as a hedged item at March 31, 2008. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS 133 and FAS 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A loss of $7,000 and a gain of $3,000 were included in other comprehensive income for the three months ended March 31, 2008 and 2007, respectively. The original term of the contract is ten years.

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

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2007.

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

Date: April 25, 2008	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.