Form 10-Q
period 2008-06-30
SUPERIOR UNIFORM GROUP INC
filed 2008-07-25
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

As of July 22, 2008, the Registrant had 6,472,380 shares of common stock outstanding, which is registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED JUNE 30,

(Unaudited)

		2008	2007
Net sales		$31,699,285	$29,938,498

Costs and expenses:
Cost of goods sold		21,041,384	20,136,914
Selling and administrative expenses		8,609,888	8,448,808
Interest expense		77,209	84,381

		29,728,481	28,670,103

Earnings from continuing operations before taxes on income		1,970,804	1,268,395
Taxes on income		760,000	460,000

Earnings from continuing operations		1,210,804	808,395
Loss from discontinued operations, net of tax benefit of $15,000 and $80,000, respectively		(32,531)	(148,352)

Net earnings		$1,178,273	$660,043

Weighted average number of shares outstanding during the period	(Basic)	6,611,262	6,642,162
	(Diluted)	6,612,110	6,678,825

Per Share Data:
Basic
Earnings from continuing operations		$0.18	$0.12
Loss from discontinued operations, net of tax benefits		0.00	(0.02)

Net earnings		$0.18	$0.10

Diluted
Earnings from continuing operations		$0.18	$0.12
Loss from discontinued operations, net of tax benefits		0.00	(0.02)

Net earnings		$0.18	$0.10

Cash dividends per common share		$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

SIX MONTHS ENDED JUNE 30,

(Continued)

(Unaudited)

		2008	2007
Net sales		$64,981,915	$58,651,801

Costs and expenses:
Cost of goods sold		43,415,437	39,310,588
Selling and administrative expenses		17,909,516	17,525,857
Interest expense		181,350	176,473

		61,506,303	57,012,918

Earnings from continuing operations before taxes on income		3,475,612	1,638,883
Taxes on income		1,350,000	590,000

Earnings from continuing operations		2,125,612	1,048,883
Loss from discontinued operations, net of tax benefit of $80,000 and $140,000, respectively		(145,969)	(264,245)

Net earnings		$1,979,643	$784,638

Weighted average number of shares outstanding during the period	(Basic)	6,640,956	6,635,160
	(Diluted)	6,643,091	6,673,601
Per Share Data:
Basic
Earnings from continuing operations		$0.32	$0.16
Loss from discontinued operations, net of tax benefits		(0.02)	(0.04)

Net earnings		$0.30	$0.12

Diluted
Earnings from continuing operations		$0.32	$0.16
Loss from discontinued operations, net of tax benefits		(0.02)	(0.04)

Net earnings		$0.30	$0.12

Cash dividends per common share		$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007(1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$879,333	$769,715
Accounts receivable and other current assets	21,868,605	22,195,580
Inventories*	46,216,785	46,463,662
Assets held for sale	—	558,476

TOTAL CURRENT ASSETS	68,964,723	69,987,433

PROPERTY, PLANT AND EQUIPMENT, NET	12,300,965	13,320,218
GOODWILL	1,617,411	1,617,411
OTHER INTANGIBLE ASSETS, NET	654,936	774,016
OTHER ASSETS	2,256,049	2,204,434

	$85,794,084	$87,903,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,558,063	$6,635,412
Other current liabilities	3,104,816	2,549,680
Current portion of long-term debt	1,439,337	1,551,202

TOTAL CURRENT LIABILITIES	10,102,216	10,736,294

LONG-TERM DEBT	2,426,000	2,445,604
LONG-TERM PENSION LIABILITY	956,124	923,184
OTHER LONG-TERM LIABILITIES	690,000	603,000
DEFERRED INCOME TAXES	495,000	750,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,480,847 and 6,670,650 shares, respectively.	6,481	6,670
Additional paid-in capital	16,497,487	16,763,987
Retained earnings	55,099,856	56,178,511
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	(19,000)	(30,000)
Pensions	(460,080)	(473,738)

TOTAL SHAREHOLDERS’ EQUITY	71,124,744	72,445,430

	$85,794,084	$87,903,512

*	Inventories consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Finished goods	$35,560,275	$35,613,513
Work in process	217,182	171,842
Raw materials	10,439,328	10,678,307

	$46,216,785	$46,463,662

(1)	The balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,979,643	$784,638
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	1,617,385	1,770,947
Provision for bad debts	90,481	46,531
Share-based compensation expense	203,077	425,819
Deferred income tax benefit	(263,000)	(123,000)
Gain on sales of property, plant and equipment	(13,888)	(21,065)
Changes in assets and liabilities:
Accounts receivable and other current assets	382,316	2,279,841
Inventories	246,877	(2,667,674)
Other assets	109,321	(163,538)
Accounts payable	(1,077,349)	1,799,723
Accrued expenses	566,136	94,591
Pension liability	32,940	15,192
Other long-term liabilities	87,000	6,543

Net cash provided from operating activities	3,960,939	4,248,548

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(480,373)	(973,126)
Disposals of property, plant and equipment	15,209	21,159
Other assets	5,000	10,000
Proceeds from sale of assets held for sale	233,870	—
Proceeds from notes receivable collections	34,506	—

Net cash used in investing activities	(191,788)	(941,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	33,765,000	7,209,000
Repayment of long-term debt	(33,896,469)	(8,251,314)
Payment of cash dividends	(1,801,346)	(1,792,458)
Proceeds received on exercise of stock options	18,320	319,411
Common stock reacquired and retired	(1,745,038)	—

Net cash used in financing activities	(3,659,533)	(2,515,361)

Net increase in cash and cash equivalents	109,618	791,220
Cash and cash equivalents balance, beginning of year	769,715	3,920,276

Cash and cash equivalents balance, end of period	$879,333	$4,711,496

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)	Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiary, Fashion Seal Corporation. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2008 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended June 30, 2008 and 2007, respectively were $70,935 and $63,094. Advertising costs for the six-month periods ended June 30, 2008 and 2007, respectively were $103,095 and $99,321.

e)	Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $1,824,634 and $1,807,065 for the three months ended June 30, 2008 and 2007, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $3,817,890 and $3,753,873, for the six months ended June 30, 2008 and 2007, respectively.

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

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options and stock appreciation rights.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings used in the computation of basic and diluted net earnings per common share:
Earnings from continuing operations	$1,210,804	$808,395	$2,125,612	$1,048,883

Loss from discontinued operations, net of tax benefits	(32,531)	(148,352)	(145,969)	(264,245)
Net earnings used in the computation of basic and diluted earnings per share	$1,178,273	$660,043	$1,979,643	$784,638

Weighted average shares outstanding - basic	6,611,262	6,642,162	6,640,956	6,635,160
Common stock equivalents	848	36,663	2,135	38,441

Weighted average shares outstanding - diluted	6,612,110	6,678,825	6,643,091	6,673,601

Per Share Data :
Basic
Earnings from continuing operations	$0.18	$0.12	$0.32	$0.16
Loss from discontinued operations, net of tax benefits	0.00	(0.02)	(0.02)	(0.04)

Net earnings	$0.18	$0.10	$0.30	$0.12

Diluted
Earnings from continuing operations	$0.18	$0.12	$0.32	$0.16
Loss from discontinued operations, net of tax benefits	0.00	(0.02)	(0.02)	(0.04)

Net earnings	$0.18	$0.10	$0.30	$0.12

Awards to purchase 875,850 shares of common stock with a weighted average exercise price of $13.33 per share were outstanding during the three-month period ending June 30, 2008 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase 496,700 shares of common stock with a weighted average exercise price of $14.62 per share were outstanding during the three-month period ending June 30, 2007, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase an average of 907,813 shares of common stock with a weighted average exercise price of $13.31 per share were outstanding during the six-month period ending June 30, 2008 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 497,075 shares of common stock with a weighted average exercise price of $14.62 per share were outstanding during the six-month period ending June 30, 2007, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$1,178,273	$660,043	$1,979,643	$784,638
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	18,000	14,000	11,000	17,000
Pensions - reclassification to net earnings during the period	7,079	1,754	13,658	4,508

	$1,203,352	$675,797	$2,004,301	$806,146

l)	Operating Segments

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

The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with the term loan of $1,439,337 are designated as a hedged item for interest rate swaps at June 30, 2008.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met effectiveness tests and, as such, no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $18,000 and a gain of $14,000 were included in other comprehensive income for the three months ended June 30, 2008 and 2007, respectively. Gains of $11,000 and $17,000 were included in other comprehensive income for the six months ended June 30, 2008 and 2007, respectively. The original term of the contract is ten years.

n)	Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2008, the Company had 1,586,650 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment (“FAS No. 123R”). Accordingly, the Company is now recognizing share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense includes expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards, the Company’s common stock price volatility, and the rate of employee forfeitures. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

For the three months ended June 30, 2008, the Company recognized approximately $16,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. The 2008 expense was offset by a $6,000 deferred tax benefit for non-qualified share–based compensation. There were no options granted and no expense recognized during the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, respectively, the Company recognized approximately $203,000 and $426,000 of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $21,000 and a $35,000 deferred tax benefit for non-qualified share–based compensation for the six-month period ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

During the three and six-month periods ended June 30, 2008, the Company received $18,320 in cash from stock option exercises. During the three-month period ended June 30, 2007, the Company received $94,313 in cash from stock option exercises. During the six-month period ended June 30, 2007, the Company received $319,411 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the six months ended June 30, 2008 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	798,975	$13.26
Granted	152,600	9.16
Exercised	(2,000)	9.16
Lapsed	(118,800)	11.93
Cancelled	(45,325)	13.58

Outstanding June 30, 2008	785,450	$12.66

At June 30, 2008, options outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

Options exercised during the three-month periods ended June 30, 2008 and 2007 had intrinsic values of $1,660 and $17,248, respectively. Options exercised during the six-month periods ended June 30, 2008 and 2007 had intrinsic values of $1,660 and $242,967, respectively. The weighted average grant date fair value of the Company’s options granted during the three months ended June 30, 2008 was $1.31. There were no options granted during the three months ended June 30, 2007. The weighted average grant date fair value of the Company’s options granted during the six months ended June 30, 2008 and 2007 was $1.05 and $2.34, respectively.

A summary of stock-settled stock appreciation rights transactions during the six months ended June 30, 2008 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	232,000	$13.02
Granted	41,400	9.16
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding June 30, 2008	273,400	$12.44

At June 30, 2008, stock appreciation rights outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no stock appreciation rights exercised during the three-month and six-month periods ended June 30, 2008 and 2007. There were no stock appreciation rights granted during the three-month periods ended June 30, 2008 and 2007. The weighted average grant date fair value of the Company’s stock appreciation rights granted during the six months ended June 30, 2008 and 2007 was $1.03 and $2.34, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30th		Six Months Ended June 30th
	SARS	Options	SARS	Options
Exercise price
2008	N/A	$9.22	$9.16	$9.16
2007	N/A	N/A	$12.74	$12.74

Market price
2008	N/A	$9.22	$9.16	$9.16
2007	N/A	N/A	$12.74	$12.74

Risk free interest rate (1)
2008	N/A	3.8%	2.8%	2.9%
2007	N/A	N/A	4.7%	4.7%

Expected award life (2)	N/A	10 years	5 years	5 years

Expected volatility (3)
2008	N/A	26.6%	23.5%	23.7%
2007	N/A	N/A	24.6%	24.6%

Expected dividend yield (4)
2008	N/A	5.9%	5.9%	5.9%
2007	N/A	N/A	4.2%	4.2%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three and six month periods ending June 30, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

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

As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits. Included in the balance at January 1, 2007, are $728,000 of unrecognized tax benefits that, if recognized, would favorably affect the annual effective income tax rate. As of June 30, 2008, we have $690,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the quarter ended June 30, 2008, we recognized approximately $5,000 of accrued interest associated with uncertain tax positions. As of June 30, 2008, we have approximately $127,000 of accrued interest and $57,000 of accrued penalties related to uncertain tax positions, which are included in the $690,000 noted above. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of FAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 157-2, if any, on its consolidated financial statements.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that FAS No. 161 may have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R (revised 2007), Business Combinations (“FAS No. 141R”) and other applicable accounting literature. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company is currently evaluating the potential impact, if any, of FSP SFAS 142-3 on its consolidated financial statements.

In May 2008, the FASB issued FAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“FAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, of the adoption of FAS No. 162 on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 – Long-Term Debt:

	June 30, 2008	December 31, 2007
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$2,426,000	$1,795,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	1,439,337	2,201,806

	3,865,337	3,996,806

Less payments due within one year included in current liabilities	1,439,337	1,551,202

Long-term debt less current maturities	$2,426,000	$2,445,604

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (2.5% at June 30, 2008). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2008, approximately $85,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost - benefits earned during the period	$152,000	$164,000	$305,000	$328,000
Interest cost on projected benefit obligation	244,000	250,000	488,000	499,000
Expected return on plan assets	(350,000)	(341,000)	(701,000)	(682,000)
Amortization of prior service cost	8,000	9,000	16,000	18,000
Recognized actuarial loss (gain)	3,000	(6,000)	6,000	(11,000)

Net periodic pension cost	$57,000	$76,000	$114,000	$152,000

There were no contributions made to the Company’s benefit plans during the six months ended June 30, 2008 or 2007.

NOTE 5 – Supplemental Cash Flow Information:

The Company received a note receivable for $324,606 as partial payment related to the sale of the Sope Creek business.

Cash paid for income taxes was $988,316 and $732,687, respectively, for the six-month periods ended June 30, 2008 and 2007. Cash paid for interest was $184,811 and $181,041, respectively, for the six-month periods ended June 30, 2008 and 2007. During the six-month period ended June 30, 2007, the Company received 28,685 shares of its common stock as payment for the issuance of 40,525 shares of its common stock related to the exercise of stock option agreements.

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

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$—	$660,760	$281,171	$1,640,523
Loss from discontinued operations before income taxes	$47,531	$228,352	$225,969	$404,245
Loss from discontinued operations	$32,531	$148,352	$145,969	$264,245

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiary as of June 30, 2008, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

July 23, 2008

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $193,000.

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

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN No. 48.

Share-based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS No. 123R”) on January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises FAS No. 123, and supersedes Accounting Principles Board (APB) Opinion 25. Share-based compensation expense that was recorded in 2007 and 2006 includes the compensation expense for the share-based payments granted in those years. In our share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. We used the Black-Scholes-Merton valuation model to value any share-based compensation under FAS No. 123R. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Results of Operations

Net sales increased 5.9% from $29,938,498 for the three months ended June 30, 2007 to $31,699,285 for the three months ended June 30, 2008. Net sales increased 10.8% from $58,651,801 for the six months ended June 30, 2007 to $64,981,915 for the six months ended June 30, 2008. The increases in sales in the three and six-month periods are primarily attributed to several large new customer uniform programs that were distributed in the current periods offset by softer demand from existing customers.

Cost of goods sold, as a percentage of sales, approximated 66.4% for the three months ended June 30, 2008 compared to 67.3% for the three months ended June 30, 2007. Cost of goods sold, as a percentage of sales, approximated 66.8% for the six months ended June 30, 2008 compared to 67.0% for the six months ended June 30, 2007. The decrease as a percentage of sales in the three-month period is primarily attributed to a reduction in direct product costs as a percentage of sales of (0.4%) as well as the impact of more efficient operations in our value added services area and spreading our overhead over higher sales (0.6%). The decrease in the six-month period is primarily attributed to an increase in direct product costs as a percentage of sales of (0.8%) offset by the impact of more efficient operations in our value added services area and spreading our overhead over higher sales (1.0%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the three-month periods ended June 30, 2008 and 2007, respectively, were $1,824,634 and $1,807,065. The amounts included in selling and administrative expenses for the six-month periods ending June 30, 2008 and 2007, respectively, were $3,817,890 and $3,753,873.

Selling and administrative expenses, as a percentage of sales, approximated 27.2% and 28.2% respectively, for the three-month periods ended June 30, 2008 and 2007. Selling and administrative expenses, as a percentage of net sales, were approximately 27.6% and 29.9%, respectively, for the first six months of 2008 and 2007. The decrease as a percentage of sales in the three-month period is primarily attributed to increased sales volume (1.6%) offset by miscellaneous increases in other selling and administrative expenses (0.6%). The decrease as a percentage of sales in the six-month period is attributed to the following items: increased sales volume (3.0%) offset by miscellaneous increases in other selling and administrative expenses (0.7%).

Interest expense of $77,209 for the three-month period ended June 30, 2008 decreased 8.5% from $84,381 for the similar period ended June 30, 2007. Interest expense of $181,350 for the six-month period ended June 30, 2008 increased 2.8% from $176,473 for the similar period ended June 30, 2007. The increase in the six-month period ended June 30, 2008 is attributed to higher outstanding borrowings in the current period.

The Company’s effective tax rate for the three months ended June 30, 2008 was 38.6% versus 36.3% for the three months ended June 30, 2007. The Company’s effective tax rate for the six months ended June 30, 2008 was 38.8% versus 36.0% for the six months ended June 30, 2007. The increases in these rates are attributed primarily to an increase in the effective rate for state income taxes.

Liquidity and Capital Resources

Accounts receivable and other current assets decreased 1.5% from $22,195,580 on December 31, 2007 to $21,868,605 as of June 30, 2008 due primarily to a decrease in refundable income taxes of approximately $468,000 offset by an increase in accounts receivable of approximately $107,000 due to increased sales.

Inventories decreased 0.5% from $46,463,662 on December 31, 2007 to $46,216,785 as of June 30, 2008.

Accounts payable decreased 16.2% from $6,635,412 on December 31, 2007 to $5,558,063 on June 30, 2008 primarily due to lower purchases of inventories near the end of the second quarter 2008 as compared to the end of the 2007 year.

Other current liabilities increased 21.8% from $2,549,680 on December 31, 2007 to $3,104,816 on June 30, 2008 primarily due to increases in accrued salaries, wages and benefits. This increase is mainly due to the timing of the end of the period.

Other long-term liabilities increased 14.4% from $603,000 on December 31, 2007 to $690,000 on June 30, 2008 as a result of the ongoing accrual of interest and penalties on uncertain tax positions as well as current uncertain tax positions not recognized for financial statement purposes.

Cash and cash equivalents increased by $109,618 from $769,715 on December 31, 2007 to $879,333 as of June 30, 2008. The Company generated $3,960,939 in cash from operating activities, and utilized $191,788 in investing activities primarily related to net fixed asset additions of approximately $465,000 which were offset by proceeds from sale of assets held for sale of $234,000, and used $3,659,533 in financing activities. Financing activities included the payment of cash dividends as discussed below and net repayments of long-term debt of $131,469 offset by the reacquisition of the Company’s common stock of $1,745,038. The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2008 and 2007, respectively, the Company paid cash dividends of $1,801,346 and $1,792,458. The Company reacquired 191,803 shares of its common stock in the six-month period ended June 30, 2008 at a total cost of $1,745,038. The Company did not reacquire any shares of its common stock in the six-month period ended June 30, 2007. The Company received 28,685 shares of its common stock during the six-month period ended June 30, 2007 as payment in lieu of cash for shares issued under stock option agreements. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

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

The Company estimates that a hypothetical increase in interest rates of 1% would have resulted in an insignificant change in the Company’s interest expense for the six-month period ended June 30, 2008.

The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with a term loan of $1,439,337 are designated as a hedged item at June 30, 2008. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, all swaps met effectiveness tests, and as such no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $18,000 and $14,000 were included in other comprehensive income for the three months ended June 30, 2008 and 2007, respectively. Gains of $11,000 and $17,000 were included in other comprehensive income for the six months ended June 30, 2008 and 2007, respectively. The original term of the contract is ten years.

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

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2008 to April 30, 2008)	—	—	—
Month #2 (May 1, 2008 to May 31, 2008)	104,564	$9.17	104,564
Month #3 (June 1, 2008 to June 30, 2008)	87,239	$9.02	87,239
TOTAL	191,803	$9.10	191,803	138,027

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders was held on May 2, 2008. Of the 6,670,650 shares outstanding and entitled to vote at the meeting, 6,433,977 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted on the election of the nominated Directors — Messrs. G. M. Benstock, M. Benstock, A. D. Schwartz, M. Gaetan, PhD, S. Kirschner, R. Hensley, and P. Mellini. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	6,211,013	222,964
Michael Benstock	6,210,768	223,209
Alan D. Schwartz	5,749,488	684,489
Manuel Gaetan	6,210,278	223,699
Sidney Kirschner	6,212,103	221,874
Robin Hensley	6,404,518	29,459
Paul Mellini	6,399,448	34,529

The tabulation of votes for the election of directors resulted in no broker non-votes or abstentions.

b) Ratified the appointment of Grant Thornton LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2008 with 6,422,205 votes for the motion, 5,058 votes against and 6,714 votes abstaining.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2008	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.