Form 10-K
period 2008-12-31
SUPERIOR UNIFORM GROUP INC
filed 2009-02-27
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5869

SUPERIOR UNIFORM GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	11-1385670
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10055 Seminole Blvd.

Seminole, Florida 33772

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (727) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Listed on the NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($8.71) as reported by the NASDAQ Stock Market, was approximately $39.1 million.

The number of shares outstanding as of February 23, 2009 was 6,049,815 shares.

Documents Incorporated by Reference:

Portions of the Registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2008, relating to its Annual Meeting of Shareholders to be held May 1, 2009, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III and portions of the information required by Item 5 of Part II.

Exhibit index may be found on Page 42.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company,” “Superior,” “we,” “our,” or “us” mean Superior Uniform Group, Inc. together with its subsidiaries, except where the context otherwise requires. Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions; the availability of manufacturing materials and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida.

Superior, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin's®, Worklon®, Universal®, and UniVogue™ – manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, and commercial markets. There are no significant distinct segments or lines of business. In excess of 95% of Superior’s business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

Products

Superior manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets. Its principal products are:

•	Uniforms and service apparel for personnel of:

•	Hospitals and health facilities;

•	Hotels, commercial buildings, residential buildings, and food service facilities;

•	Retail stores;

•	General and special purpose industrial uses;

•	Commercial enterprises (career apparel for banks, airlines, etc.);

•	Public and private safety and security organizations; and

•	Miscellaneous service uses.

•	Miscellaneous products directly related to:

•	Uniforms and service apparel specified above (e.g. boots and sheets); and

•	Linen suppliers and industrial launderers, to whom a substantial portion of Superior's uniforms and service apparel are sold; such products being primarily industrial laundry bags.

Uniforms and service apparel account for in excess of 95% of net sales; no other single class of product listed above accounts for more than 10% of net sales.

Competition

Superior competes with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers which include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK – a division of privately-held ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market where it occurs. Industry statistics are not available, but we believe that Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 8% of its 2008 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt. As of February 20, 2009, the backlog of all orders that we believe to be firm was approximately $4.8 million, compared to approximately $6.5 million as of February 23, 2008.

Inventory

Superior markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior's principal raw materials are textile products. In 2008 and 2007, approximately 63% and 62%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America it could significantly disrupt Superior’s business.

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademark is its mark "Fashion Seal Uniforms" (presently registered with the United States Patent and Trademark Office until August 8, 2017). The Fashion Seal Uniforms trademark is critically important to the marketing and operation of Superior’s business, as more than 50% of Superior's products are sold under that name.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings and we do not expect it to have a material impact in the future.

Employees

Superior employed 534 persons, of which 525 were full-time employees, as of December 31, 2008.

Securities Exchange Act Reports

The Company maintains an internet website at the following address: www.superioruniformgroup.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

National or regional economic slowdowns or certain industry specific slowdowns resulting in higher unemployment levels and overall weak economic conditions generally result in reductions of customers’ employees in uniform that, in turn, adversely affect our revenues. If we are unable to offset this effect through the addition of new customers (through acquisition or otherwise) or the penetration of existing customers with a broader mix of product and service offerings, our revenue growth rates will be negatively impacted. Events or conditions in a particular geographic area, such as adverse weather and other factors, could also hurt our operating results. While we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover such increases in our product cost.

Volatility in the global economy could adversely affect results.

Global financial markets have been experiencing an extreme disruption in recent months, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, there can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

The uniform and corporate identity apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

Many of our competitors source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support could reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs or if our product costs increase and we cannot increase our prices.

Increases in the price of raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, and other unpredictable factors. Fluctuations in petroleum prices may also influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments became due under any pension plans that are unfunded or underfunded.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2008, we had approximately $7.1 million in unfunded or underfunded obligations related to our pension plans.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2008 and 2007 approximately 63% and 62%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast hurricanes during fiscal 2005. While we were not impacted by any hurricane related events during fiscal 2007 or 2008, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Certain of our existing stockholders have significant control.

At December 31, 2008, our executive officers and certain of their family members collectively beneficially owned 34.5% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring stockholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company's properties are currently fully utilized (except as otherwise noted) and have aggregate productive capacity to meet the Company's present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area—all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

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

•

San Salvador, El Salvador – Office space of approximately 16,000 square feet; owned by The Office Gurus, a subsidiary of Superior Office Solutions and Fashion Seal Corp., wholly-owned subsidiaries of the Company; used as office space.

•

Miscellaneous – Atlanta, Georgia: leased warehouse and sales office of approximately 10,000 square feet – lease expiring in 2010; Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company; Hamburg, Arkansas: approximately 18,000 square feet, used for shipping – owned by the Company; Dallas, Texas: leased sales office of approximately 2,055 square feet – lease expiring in 2010.

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

The principal market on which Superior's common shares are traded is the NASDAQ Stock Market under the symbol “SGC”; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2008 and 2007 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market (2008) and American Stock Exchange (2007-2008).

	QUARTER ENDED
	2008				2007
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$10.64	$10.16	$10.82	$10.60	$13.54	$13.46	$13.30	$13.60

Low	$8.13	$8.21	$8.46	$6.80	$12.35	$12.35	$10.41	$9.38

Dividends (total for 2008-$0.54; 2007-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

We declared cash dividends of $0.135 per share in each of the quarters for the fiscal years ending December 31, 2007 and 2008. We intend to pay regular quarterly distributions to our common stockholders, the amount of which may change from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

On February 23, 2009, we had 179 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $6.90 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plans.”

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended December 31, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2008 to October 31, 2008)	341,712	$9.24	341,712
Month #2 (November 1, 2008 to November 30, 2008)	8,122	$9.50	8,122
Month #3 (December 1, 2008 to December 31, 2008)	11,110	$8.24	11,110
TOTAL	360,944	$9.22	360,944	588,615

(1)	In May 2006, the Board of Directors reset the common stock repurchase program authorization so that the Company could make future repurchases of up to 750,000 of its common shares. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. All such purchases were open market transactions.

Item 6.	Selected Financial Data

The following selected data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2008	2007	2006	2005	2004
Net sales	$123,745,201	$120,457,891	$123,714,773	$128,068,824	$135,844,749
Costs and expenses:
Cost of goods sold	83,402,581	80,837,592	84,385,588	89,674,453	91,025,370
Selling and administrative expenses	34,263,750	33,784,794	33,983,449	35,920,705	35,531,559
Goodwill impairment loss	1,617,411	—	—	—	—
Interest expense	321,126	329,674	451,026	610,781	624,199
Gain on sale of facility	—	—	—	(651,944)	—

	119,604,868	114,952,060	118,820,063	125,553,995	127,181,128

Earnings from continuing operations before taxes on income	4,140,333	5,505,831	4,894,710	2,514,829	8,663,621
Taxes on income	1,850,000	1,810,000	1,830,000	600,000	2,940,000

Earnings from continuing operations	2,290,333	3,695,831	3,064,710	1,914,829	5,723,621
Loss from discontinued operations, net of taxes	(156,560)	(1,146,503)	(867,443)	(670,644)	(344,934)

Net earnings	$2,133,773	$2,549,328	$2,197,267	$1,244,185	$5,378,687

Per Share Data:
Basic
Earnings from continuing operations	$0.35	$0.56	$0.45	$0.26	$0.77
Loss from discontinued operations, net of taxes	(0.02)	(0.18)	(0.13)	(0.09)	(0.05)

Net earnings	$0.33	$0.38	$0.32	$0.17	$0.72

Diluted
Earnings from continuing operations	$0.35	$0.55	$0.45	$0.26	$0.76
Loss from discontinued operations, net of taxes	(0.02)	(0.17)	(0.13)	(0.09)	(0.05)

Net earnings	$0.33	$0.38	$0.32	$0.17	$0.71

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$79,591,277	$87,903,512	$85,158,774	$97,261,057	$107,954,243

Long-term debt	$3,379,000	$2,445,604	$2,201,806	$3,979,540	$5,662,569

Working capital	$55,801,578	$59,251,139	$56,411,002	$58,922,055	$61,255,572

Shareholders’ equity	$60,694,873	$72,445,430	$72,102,191	$81,524,754	$87,068,494

Item 7.	Management’ s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW: In 2008, net sales increased by 2.7% in comparison to 2007 and in 2007, net sales decreased by 2.6% in comparison to 2006. The increase in net sales in 2008 was primarily attributed to several large new customer uniform programs that were distributed in 2008. The positive impact of these new programs was offset by softer demand from existing customers due to the current economic downturn occurring in the United States. Our customers are reducing employee counts as a result of the current environment and this is expected to continue to negatively impact sales results in 2009.

OPERATIONS: In 2008, net sales increased 2.7% in comparison to 2007. The increase in net sales is primarily attributed to several large new customer uniform programs that were distributed in 2008 offset by softer demand from existing customers. In 2007, net sales decreased 2.6% in comparison to 2006. The decrease in net sales was primarily attributed to the elimination of the uniform program at one of our major customers in the fourth quarter of 2006. This resulted in a decrease of approximately $2,917,000 in net sales for 2007. During 2007, we were awarded additional business from this customer that began shipping late in the second quarter. This resulted in net sales of approximately $1,422,000 in 2007. Additionally, demand from existing customers was lower than expected and more than offset the new business generated in 2007. The remainder of the decrease was attributed to customers lost as a result of the 2005 implementation of our new warehouse management system that resulted in disruptions to our service levels with customers during the first half of 2005. Certain of these lost customers were still winding down purchases from the Company during the first half of 2006.

As a percentage of sales, cost of goods sold was 67.4% in 2008, and 67.1% in 2007. The percentage increase in 2008 as compared to 2007 is primarily attributed to an increase in direct product costs as a percentage of sales (0.9%) offset by the impact of more efficient operations in our value added services area and spreading our overhead over higher net sales (-0.6%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the costs related to their distribution network in cost of goods sold. As disclosed in Note 1 to the consolidated financial statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for each of the years ended December 31, 2008 and 2007, respectively, were $7,353,914, and $7,323,836.

As a percentage of sales, selling and administrative expenses were 27.7% in 2008 and 28.0% in 2007. The decrease in percentage in 2008 as compared to 2007 is attributed to increased sales volume (-0.7%) offset by miscellaneous increases in other selling and administrative expenses in excess of the percentage increase in net sales.

In connection with the preparation of the Company’s audited financial statements for its fiscal year ending December 31, 2008, the Company completed its annual evaluation of goodwill in accordance with FAS No. 142. As a result, the Company recognized a goodwill impairment loss of $1,617,411 in the fourth quarter of 2008. The decline in fair value that resulted in the impairment was primarily attributed to the significant economic downturn currently being experienced in the United States. After recognition of this impairment loss, there is no goodwill remaining on the Company’s consolidated balance sheet as of December 31, 2008.

Interest expense as a percentage of sales was 0.3% in 2008 and 2007.

The effective income tax rate in 2008 was 44.7% and in 2007 was 32.9%. The increase in 2008 is primarily due to the non-deductible portion of the goodwill impairment loss (6.1%) and the impact of the change in unrecognized tax benefits (6.8%). The 2007 tax provision included the results of an audit of our federal tax returns for 2004 and 2005 as well as the expiration of the statute of limitations on various other uncertain tax positions. There were no significant amounts of this nature included in the 2008 tax provision.

The Company reported losses from discontinued operations of 0.1% and 1.0% of sales for the years 2008 and 2007, respectively. As discussed above, during the fourth quarter of 2007, we made a decision to divest Sope Creek. At the beginning of February 2008, we sold the operations of Sope Creek. As a result, we classified the assets of Sope Creek as held for sale at December 31, 2007 and marked them down to their estimated fair value less selling costs. Additionally, we reclassified the results of operations of Sope Creek to loss from discontinued operations in the consolidated statements of earnings. We do not expect any further losses from the discontinued operations of Sope Creek.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.

Accounts receivable decreased 6.5% from $18,670,466 on December 31, 2007 to $17,464,279 as of December 31, 2008. The decrease is primarily attributed to improvement in the aging of customer accounts as well as a decline in net sales during the fourth quarter of 2008.

Inventories decreased 6.6% from $46,463,662 on December 31, 2007 to $43,410,146 as of December 31, 2008. The decrease is primarily attributed to increases in inventory levels in 2007 in preparation for implementing several large new customer programs during the first part of 2008.

Prepaid expenses and other current assets decreased 26.5% from $3,525,114 on December 31, 2007 to $2,590,350 as of December 31, 2008. $505,000 of this decrease is attributed to a decrease in deposits for inventory paid for in advance of receipt and $280,000 is due to a decrease in refundable income taxes in the current year. The remainder of the fluctuation is attributed to a decrease in prepaid general expenses.

Other assets decreased 88.2% from $2,204,434 on December 31, 2007 to $260,039 as of December 31, 2008. This decrease is primarily attributed to the decrease in the amount of pension assets recognized in other assets of $1,937,000.

Accounts payable decreased 30.3% from $6,635,412 on December 31, 2007 to $4,626,789 on December 31, 2008 primarily due to lower inventory purchases in the current year.

Other current liabilities decreased 1.2% from $2,549,680 on December 31, 2007 to $2,518,956 on December 31, 2008.

Long-term pension liability increased 664.3% from $923,184 on December 31, 2007 to $7,056,055 on December 31, 2008 as a result of the significant decline in the fair value of the pension plan assets in the current year. The Company plans to contribute $1,000,000 to its defined benefit pension plans in 2009.

Cash flows related to discontinued operations are not segregated in the statements of cash flows. Cash flows from operating activities related to discontinued operations were insignificant in 2008 and were approximately $155,000 in 2007. Cash flows used in investing and financing activities for discontinued operations were insignificant in 2008 and 2007.

The working capital of the Company at December 31, 2008 was approximately $55,802,000 and the working capital ratio was 8.2:1. At December 31, 2007 the working capital of the Company was approximately $59,251,000 and the working capital ratio was 6.5:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2008, the Company's percentage of total debt to total debt and equity was 6.2%. In 2007 the Company's percentage of total debt to total debt and equity was 5.2%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $2,271,000 and $1,163,000, in the years 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, the Company paid cash dividends of approximately $3,494,000 and $3,591,000, respectively, resulting from a quarterly dividend of $.135 per share. In May 2006, the Board of Directors reset the common stock repurchase program authorization so that the Company could make future repurchases of up to 750,000 of its common shares. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 617,096 shares and 0 shares of its common stock in the years ended December 31, 2008 and 2007, respectively, with approximate costs of $5,712,000, and $0, respectively. At December 31, 2008, the Company had 588,615 shares remaining on its common stock repurchase authorization. Shares purchased under our share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2008, cash and cash equivalents decreased by approximately $637,000. This decrease is attributed to approximately $10,426,000 in cash provided from operations, offset by approximately $1,919,000 utilized in investing activities, as well as approximately $9,144,000 utilized in financing activities. Investing activities consisted primarily of capital expenditures, including approximately $1,268,000 spent to purchase an office building in El Salvador. Financing activities consisted primarily of dividends paid and the repurchase of approximately $5,712,000 of Company stock, as discussed above, which were offset by debt proceeds of approximately $33,000.

In 2007, cash and cash equivalents decreased by approximately $3,151,000. This decrease was attributed to approximately $839,000 in cash provided from operations, offset by approximately $1,004,000 utilized in investing activities, as well as approximately $2,986,000 utilized in financing activities. Investing activities consisted primarily of capital expenditures. Financing activities consisted primarily of dividends paid, as discussed above, which were offset by debt proceeds of approximately $17,000 and approximately $562,000 in proceeds from the exercise of employee stock options.

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (4.4% at December 31, 2008). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2008, $3,379,000 was outstanding on the revolver and approximately $85,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2009.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $175,000. The Company’s concentration of risk is also monitored and at year-end 2008, the largest outstanding customer account balance was $2,357,000 and the five largest account balances totaled $5,857,000.

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

Goodwill Impairment

The Company had $1,617,000 of goodwill on its consolidated balance sheet at December 31, 2008, prior to the completion of our year-end impairment testing. The review of fair value involves judgment and estimates of discount rates, transaction multiples and future cash flows for the reporting unit that may be impacted by future sales and operating results for the reporting unit, market conditions and economic conditions. The Company analyzed various discount rates, transaction multiples and cash flows for the reporting unit. As a result of these calculations, we determined that the remaining goodwill was fully impaired and the Company took a charge as a goodwill impairment loss in the amount of $1,617,000. There is no goodwill remaining on the consolidated balance sheet at December 31, 2008.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans of 5.99% to 6.13%, were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.5% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. In 2008, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $45,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $90,000 and would have reduced the funded status by $730,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2008, we recognized a net increase in total unrecognized tax benefits of approximately $62,000, primarily as a result of tax positions related to 2008. As of December 31, 2008, we had an accrued liability of $665,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

Share-based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS No. 123R”) on January 1, 2006. FAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises FAS 123, and supersedes Accounting Principles Board (APB) Opinion 25. Share-based compensation expense that was recorded in 2008 and 2007 includes the compensation expense for the share-based payments granted in those years. In our share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. We used the Black-Scholes-Merton valuation model to value any share-based compensation under FAS 123R. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We have adopted FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), issued February 2008, and as a result we applied the provisions of FAS No. 157 that are applicable as of January 1, 2008, which had no material effect on our consolidated financial statements. FSP No. 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities until January 1, 2009.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 was effective for the Company on January 1, 2008. The adoption of FAS No. 159 has not had a material effect on our consolidated financial statements.

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

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2008	2007
Net sales	$123,745,201	$120,457,891

Costs and expenses:
Cost of goods sold	83,402,581	80,837,592
Selling and administrative expenses	34,263,750	33,784,794
Goodwill impairment loss	1,617,411	—
Interest expense	321,126	329,674

	119,604,868	114,952,060

Earnings from continuing operations before taxes on income	4,140,333	5,505,831
Taxes on income	1,850,000	1,810,000

Earnings from continuing operations	2,290,333	3,695,831
Loss from discontinued operations, net of tax benefits of $90,000 and $680,000, respectively	(156,560)	(1,146,503)

Net earnings	$2,133,773	$2,549,328

Per Share Data:
Basic
Earnings from continuing operations	$0.35	$0.56
Loss from discontinued operations, net of tax benefits	(0.02)	(0.18)

Net earnings	$0.33	$0.38

Diluted
Earnings from continuing operations	$0.35	$0.55
Loss from discontinued operations, net of tax benefits	(0.02)	(0.17)

Net earnings	$0.33	$0.38

Cash dividends per common share	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$133,152	$769,715
Accounts receivable, less allowance for doubtful accounts of $575,000 and $490,000, respectively	17,464,279	18,670,466
Inventories	43,410,146	46,463,662
Prepaid expenses and other current assets	2,590,350	3,525,114
Assets held for sale	—	558,476

TOTAL CURRENT ASSETS	63,597,927	69,987,433
PROPERTY, PLANT AND EQUIPMENT, NET	12,587,454	13,320,218
GOODWILL	—	1,617,411
OTHER INTANGIBLE ASSETS	535,857	774,016
DEFERRED INCOME TAXES	2,610,000	—
OTHER ASSETS	260,039	2,204,434

	$79,591,277	$87,903,512

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,626,789	$6,635,412
Accrued expenses	2,518,956	2,549,680
Current portion of long-term debt	650,604	1,551,202

TOTAL CURRENT LIABILITIES	7,796,349	10,736,294
LONG-TERM DEBT	3,379,000	2,445,604
LONG-TERM PENSION LIABILITY	7,056,055	923,184
OTHER LONG-TERM LIABILITIES	665,000	603,000
DEFERRED INCOME TAXES	—	750,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value—authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value—authorized 50,000,000 shares, issued and outstanding—6,056,754 and 6,670,650, respectively.	6,056	6,670
Additional paid-in capital	15,486,181	16,763,987
Retained earnings	50,641,401	56,178,511
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	(5,000)	(30,000)
Pensions	(5,433,765)	(473,738)

TOTAL SHAREHOLDERS’ EQUITY	60,694,873	72,445,430

	$79,591,277	$87,903,512

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity
Balance, January 1, 2007	6,604,844	$6,605	$15,235,448	$57,753,587	$(893,449)	$72,102,191
Common shares issued upon exercise of options	101,850	101	1,046,102			1,046,203
Share-based compensation expense			539,915			539,915
Tax benefit from exercise of stock options			27,000			27,000
Common shares received for exercise of stock options	(36,044)	(36)	(84,478)	(400,103)		(484,617)
Cash dividends declared ($.54 per share)				(3,591,301)		(3,591,301)
Comprehensive Income:
Net earnings				2,549,328		2,549,328
Net change during the period related to:
Cash flow hedges					6,000	6,000
Pensions, net of taxes of $236,000					383,711	383,711

Comprehensive Income						2,939,039
Adjustment to initially apply FIN 48				(133,000)		(133,000)

Balance, December 31, 2007	6,670,650	$6,670	$16,763,987	$56,178,511	$(503,738)	$72,445,430
Common shares issued upon exercise of options	3,200	3	29,165			29,168
Share-based compensation expense			263,146			263,146
Purchase and retirement of common shares	(617,096)	(617)	(1,570,117)	(4,141,639)		(5,712,373)
Cash dividends declared ($.54 per share)				(3,493,707)		(3,493,707)
Comprehensive Income (Loss):
Net earnings				2,133,773		2,133,773
Net change during the period related to:
Cash flow hedges					25,000	25,000
Pensions, net of tax benefit of $2,826,000					(4,960,027)	(4,960,027)

Comprehensive Loss:						(2,801,254)
Adjustment to change measurement date per FAS No. 158, net of tax benefit of $21,000				(35,537)		(35,537)

Balance, December 31, 2008	6,056,754	$6,056	$15,486,181	$50,641,401	$(5,438,765)	$60,694,873

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$2,133,773	$2,549,328
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	3,235,980	3,358,646
Provision for bad debts	190,000	88,000
Share-based compensation expense	263,146	539,915
Deferred income tax (benefit) expense	(513,000)	29,000
Gain on sale of property, plant and equipment	(16,266)	(77,215)
Goodwill impairment loss	1,617,411	—
Changes in assets and liabilities:
Accounts receivable	1,016,187	2,128,833
Inventories	3,053,516	(8,849,134)
Prepaid expenses and other current assets	1,106,796	(179,440)
Other assets	2,001,285	(751,676)
Accounts payable	(2,008,623)	1,609,431
Accrued expenses	(5,724)	603,552
Long-term pension liability	(1,709,693)	(185,039)
Other long-term liabilities	62,000	(25,000)

Net cash flows provided from operating activities	10,426,788	839,201

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,271,090)	(1,162,745)
Disposal of property, plant and equipment	22,299	148,437
Other assets	10,000	9,995
Proceeds from sale of assets held for sale	233,870	—
Proceeds from notes receivable collections	85,684	—

Net cash used in investing activities	(1,919,237)	(1,004,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	66,875,000	18,643,000
Repayment of long-term debt	(66,842,202)	(18,625,734)
Payment of cash dividends	(3,493,707)	(3,591,301)
Proceeds received on exercise of stock options	29,168	561,586
Tax benefit from exercise of stock options	—	27,000
Common stock reacquired and retired	(5,712,373)	—

Net cash used in financing activities	(9,144,114)	(2,985,449)

Net decrease in cash and cash equivalents	(636,563)	(3,150,561)
Cash and cash equivalents balance, beginning of year	769,715	3,920,276

Cash and cash equivalents balance, end of year	$133,152	$769,715

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare™, Martin’s®, Worklon®, and UniVogue™ – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets.

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

d) Revenue recognition and allowance for doubtful accounts

The Company recognizes revenue as products are shipped and title passes. The Company collects sales tax for various taxing authorities. It is the Company’s policy to record these amounts on a net basis. Therefore, these amounts are not included in net sales for the Company. A provision for estimated returns and allowances is recorded based upon historical experience and current allowance programs. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. Charge-offs of accounts receivable are made once all collection efforts have been exhausted. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2008 and 2007, respectively, were $135,373 and $195,465.

f) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs. Additionally, the Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $7,353,914 and $7,323,836 for the years ended December 31, 2008 and 2007, respectively.

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

i) Goodwill and other intangible assets

The Company follows FAS No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated balance sheets and no longer be amortized but tested for impairment on a periodic basis. We annually evaluate the recoverability of goodwill and take into account events or circumstances that warrant revised estimates of useful lives or indicate that an impairment exists. At December 31, 2008, the Company performed its annual goodwill impairment test. The fair value of the reporting unit was estimated based on a discounted projection of future cash flows. Current and future levels of income are considered as well as business trends and market conditions. Due primarily to reduced short-term growth expectations resulting from weakening economic conditions, the analysis indicated the potential for impairment. Therefore, the Company performed the second step and determined that an impairment of goodwill existed. Accordingly, a non-cash charge of $1,617,411 was recognized in the fourth quarter of 2008 for goodwill impairment. After recording this impairment charge, the Company has no goodwill remaining on its consolidated balance sheet at December 31, 2008. There was no goodwill impairment recorded for the year ended December 31, 2007. Amortization expense for other intangible assets was $238,159 for each of the years ended December 31, 2008 and 2007. Amortization expense for other intangible assets is expected to be $238,159 in each of the years ended December 31, 2009 and 2010 with the remaining balance of $59,539 being amortized in 2011.

j) Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2-1/2% to 5% for buildings, 2-1/2% to 20% for improvements, 10% to 33-1/3% for machinery, equipment and fixtures and 20% to 33-1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

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

m) Taxes on income

Income taxes are provided for under the liability method in accordance with FAS No. 109, Accounting for Income Taxes, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required. We also report interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 7.

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

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At December 31, 2008, the Company had 1,603,800 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

On January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payment (“FAS No. 123(R)”). Accordingly, the Company recognizes share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Under FAS No. 123(R), the Company’s reported stock compensation expense includes expense related to stock compensation awards granted subsequent to January 1, 2006, which is based on the grant date fair value estimated in accordance with the provisions of FAS No. 123(R). All share-based awards previously granted by the Company were fully vested prior to the adoption of FAS No. 123(R). Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

For the years ended December 31, 2008 and 2007, the Company recognized $263,146 and $539,915, respectively, of pre-tax share-based compensation expense under FAS No. 123(R), recorded in selling and administrative expense in the consolidated statements of earnings. These expenses were offset by $21,000 and $42,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2008, the Company had no unrecognized compensation cost expected to be recognized for share-based awards based upon the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

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

During the years ended December 31, 2008 and 2007, the Company received $29,168 and $561,586, respectively, in cash from stock option exercises. Tax benefits of $0 and $27,000, respectively, were recognized for these exercises. Additionally, during the year ended December 31, 2007, the Company received 36,044 shares of its common stock as payment for the issuance of 48,725 shares of its common stock related to the exercise of stock option agreements.

p) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options and stock-settled stock appreciation rights.

q) Comprehensive income

FAS No. 130 Reporting Comprehensive Income requires disclosure of total comprehensive income. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

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

s) Risks and concentrations

When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2008 the Company has one individual customer with accounts receivable balances greater than 10% of the total accounts receivable. This customer owed $2,357,000 or approximately 13.1% of the total accounts receivable balance at December 31, 2008. At December 31, 2008 the accounts receivable balances for the Company’s five largest customers totaled $5,857,000 or approximately 32.5% of the total accounts receivable balance. At December 31, 2007 the Company had no individual customer with accounts receivable balances greater than 10% of the total accounts receivable. At December 31, 2007 the accounts receivable balances for the Company’s five largest customers totaled $4,739,000 or approximately 24.7% of the total accounts receivable balance. The Company’s largest customer for the year ended December 31, 2008 had net sales of approximately $9,713,000 or approximately 7.8% of total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2008 had net sales of approximately $33,806,000 or approximately 27.3% of total net sales for the Company. The Company’s largest customer for the year ended December 31, 2007 had net sales of approximately $7,625,000 or approximately 6.3% of total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2007 had net sales of approximately $24,496,000 or approximately 20.3% of total net sales for the Company.

In 2008 and 2007, approximately 63% and 62%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central

America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

t) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2008 and 2007, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2008 and 2007, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt.

u) Derivative financial instruments

The Company follows FAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS No. 133”) as amended by FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities —an Amendment to FAS Statement No. 133 (“FAS No. 138”). The Company has only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. A term loan of $650,604 is designated as a hedged item for the interest rate swap at December 31, 2008. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met the effectiveness test, and as such no gains or losses were included in net earnings during the year related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $25,000 and $6,000 were included in other comprehensive income for the years ended December 31, 2008 and 2007, respectively. The fair market values of the interest rate swap of $5,000 and $30,000 are included in accrued expenses in the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively. The original term of the contract is ten years.

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

w) Recent accounting pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We have adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), issued February 2008, and as a result we applied the provisions of FAS No. 157 that are applicable as of January 1, 2008, which had no material effect on our consolidated financial statements. FSP No. 157-2 delays the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities until January 1, 2009.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS No. 159 was effective for the Company on January 1, 2008. The adoption of FAS No. 159 has not had a material effect on our consolidated financial statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007) (“FAS No. 141(R)”), Business Combinations, which is a revision of FAS No. 141, Business Combinations. The primary requirements of FAS No. 141(R) are as follows: (I.) Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. (II.) Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable. (III.) All transaction costs will be expensed as incurred. FAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The adoption of FAS No. 141(R) has not had a material effect on our consolidated financial statements. It will impact any future business combinations effective after January 1, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 2—Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2008	2007
Balance at the beginning of year	$490,000	$500,000

Provision for bad debts	190,000	88,000

Charge-offs	(112,076)	(108,413)

Recoveries	7,076	10,413

Balance at the end of year	$575,000	$490,000

NOTE 3—Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2008	2007
Balance at the beginning of year	$373,087	$343,753

Provision for returns and allowances	3,760,961	4,231,837

Actual returns and allowances paid to customers	(3,699,125)	(4,202,503)

Balance at the end of year	$434,923	$373,087

NOTE 4—Inventories:

	December 31,
	2008	2007
Finished goods	$34,255,052	$35,613,513
Work in process	118,030	171,842
Raw materials	9,037,064	10,678,307

	$43,410,146	$46,463,662

NOTE 5—Property, Plant and Equipment:

	December 31,
	2008	2007
Land	$1,377,774	$727,416
Buildings, improvements and leaseholds	8,593,747	7,938,553
Machinery, equipment and fixtures	45,890,163	45,018,711

	55,861,684	53,684,680
Accumulated depreciation and amortization	43,274,230	40,364,462

	$12,587,454	$13,320,218

Depreciation and amortization charges were approximately $2,998,000 and $3,120,000 in 2008 and 2007, respectively.

NOTE 6 – Long-Term Debt:

	December 31, 2008	December 31, 2007
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$3,379,000	$1,795,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, maturing April 1, 2009	650,604	2,201,806

	4,029,604	3,996,806

Less payments due within one year included in current liabilities	650,604	1,551,202

Long-term debt less current maturities	$3,379,000	$2,445,604

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (4.4% at December 31, 2008). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2008, approximately $85,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan is an amortizing loan, with monthly payments of principal and interest, maturing on April 1, 2009. The term loan carries a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement and the term loan with Wachovia contain restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

Scheduled principal payments on long-term debt obligations are approximately $651,000 in 2009 and $3,379,000 in 2011.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2008	2007
Current:
Federal	$2,166,000	$1,600,000
State and local	197,000	181,000

	2,363,000	1,781,000
Deferred	(513,000)	29,000

	$1,850,000	$1,810,000

The significant components of the deferred income tax asset (liability) are as follows:

	2008	2007
Deferred income tax assets:
Pension accruals	$3,083,000	$236,000
Operating reserves and other accruals	1,069,000	1,009,000
Tax carrying value in excess of book basis of goodwill	1,053,000	1,137,000
Deferred income tax liabilities:
Book carrying value in excess of book basis of property	(1,695,000)	(1,934,000)
Deferred expenses	(900,000)	(1,198,000)

Net deferred income tax asset (liability)	$2,610,000	$(750,000)

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2008	2007
Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	3.1	2.2
Effect of change in unrecognized tax benefit	1.5	(5.3)
Non-deductible portion of goodwill impairment	6.1	—
Non-deductible share-based employee compensation expense	1.7	2.6
Other items	(1.7)	(0.6)

Effective income tax rate	44.7%	32.9%

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

As of the date of adoption, including the increase in the liability noted above, we had approximately $728,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. As of December 31, 2008, we have $665,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $665,000 is included in other long-term liabilities.

The Internal Revenue Service completed an audit of our 2004 and 2005 federal income tax returns during the year ended December 31, 2007. As a result, we paid approximately $137,000 of tax, $28,000 of interest and $0 in penalties during the year ended December 31, 2007. The tax payment was primarily related to timing difference benefits being deferred.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2008	2007
Balance at January 1,	$483,000	$599,000
Additions based on tax positions related to the current year	77,000	88,000
Additions for tax positions of prior years	24,000	99,000
Reductions for tax positions of prior years	(6,000)	(80,000)
Reductions due to lapse of statute of limitations	(47,000)	(47,000)
Reductions due to settlements with tax authorities	—	(176,000)

Balance at December 31,	$531,000	$483,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. After adopting FIN 48 at January 1, 2007, we had $129,000 accrued for interest and penalties, net of tax benefit. During 2007, we recorded $50,000 for interest and penalties, net of tax benefit. We reduced the liability by $59,000 of interest and penalties due to lapse of statute of limitations and audit settlements. At December 31, 2007, we had $120,000 accrued for interest and penalties, net of tax benefit. During 2008, we recorded $38,000 for interest and penalties, net of tax benefits. We reduced the liability by $25,000 of interest and penalties due to lapse of statute of limitations. At December 31, 2008, we had $134,000 accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $6,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

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

FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FAS Statements No. 87, 88, 106, and 132(R) (“FAS No. 158”) requires the Company to recognize the funded status of its defined benefit postretirement plan in the Company’s consolidated balance sheets.

At December 31, 2008, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $7,056,000 and thus the plans are underfunded.

Prior to December 31, 2008, plan liabilities and the market-related value of our corporate plan assets were determined based on a November 1st measurement date and our factory plan was determined based upon a December 31st measurement date. During 2008, the measurement date of our corporate plan was changed to December 31st in accordance with the requirements of FAS No. 158. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2008 and 2007:

	December 31,
	2008	2007
Changes in benefit obligation
Benefit obligation at beginning of year	$16,679,000	$16,848,000
Service cost	702,000	655,000
Interest cost	1,088,000	998,000
Actuarial loss	246,000	4,000
Settlement	—	188,000
Benefits paid	(1,005,000)	(2,014,000)

Benefit obligation at end of year	17,710,000	16,679,000

Changes in plan assets
Fair value of plan assets at beginning of year	17,693,000	17,011,000
Actual return on assets	(6,034,000)	2,196,000
Employer contributions	—	500,000
Benefits paid	(1,005,000)	(2,014,000)

Fair value of plan assets at end of year	10,654,000	17,693,000

Funded status at end of year	$(7,056,000)	$1,014,000

Amounts recognized in consolidated balance sheet
Other assets	$—	$1,937,000
Long-term pension liability	(7,056,000)	(923,000)

	$(7,056,000)	$1,014,000

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$8,381,000	$570,000
Prior service cost	115,000	140,000

	$8,496,000	$710,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2008	2007
Projected benefit obligation	$17,710,000	$923,000
Fair value of plan assets	(10,654,000)	—

	$7,056,000	$923,000

Components of net periodic benefit cost
	2008	2007
Net periodic benefits cost
Service cost—benefits earned during the period	$611,000	$655,000
Interest cost on projected benefit obligation	976,000	998,000
Expected return on plan assets	(1,403,000)	(1,363,000)
Amortization of prior service cost	32,000	37,000
Recognized actuarial loss (gain)	11,000	(22,000)
Settlement gain	—	(36,000)

Net periodic pension cost after settlements	$227,000	$269,000

The pension settlement gain included in the table above relates to lump sum payments made to various employees upon their retirement or termination in each year.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $643,000 and $30,000, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2007	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2008	6.00%	6.13%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2007	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2008	6.00%	6.00%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2008, 2007 and target allocation for 2009 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation 2009
Investment description	2008	2007
Equity securities	68%	71%	70%
Fixed income	28%	29%	30%
Other	4%	—	—

Total	100%	100%	100%

The Company plans to contribute $1,000,000 to our defined benefit pension plans in 2009.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2009	653,000
2010	678,000
2011	717,000
2012	777,000
2013	813,000
2014-2018	5,129,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2008 and 2007 were approximately $95,000 and $130,000, respectively.

NOTE 9 – Quarterly Results for 2007 and 2008 (Unaudited):

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$28,713,303	$29,938,498	$30,391,919	$31,414,171

Gross Profit	$9,539,629	$9,801,584	$9,941,098	$10,337,988

Earnings from continuing operations before taxes on income	$370,488	$1,268,395	$1,692,277	$2,174,671

Earnings from continuing operations	$240,488	$808,395	$1,352,277	$1,294,671

Loss from discontinued operations, net of tax benefits	$(115,893)	$(148,352)	$(134,905)	$(747,353)

Net earnings	$124,595	$660,043	$1,217,372	$547,318

Per Share Data:
Basic
Earnings from continuing operations	$0.04	$0.12	$0.20	$0.20

Loss from discontinued operations, net of tax benefits	$(0.02)	$(0.02)	$(0.02)	$(0.12)

Net earnings	$0.02	$0.10	$0.18	$0.08

Diluted
Earnings from continuing operations	$0.04	$0.12	$0.20	$0.19

Loss from discontinued operations, net of tax benefits	$(0.02)	$(0.02)	$(0.02)	$(0.11)

Net earnings	$0.02	$0.10	$0.18	$0.08

Average Outstanding Shares (Basic)	6,628,158	6,642,162	6,656,214	6,666,653

Average Outstanding Shares (Diluted)	6,668,376	6,678,825	6,676,054	6,679,465

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$33,282,630	$31,699,285	$30,613,175	$28,150,111

Gross Profit	$10,908,577	$10,657,901	$10,064,221	$8,711,920

Earnings (loss) from continuing operations before taxes on income	$1,504,808	$1,970,804	$1,524,786	$(860,065)

Earnings (loss) from continuing operations	$914,808	$1,210,804	$984,786	$(820,065)

Loss from discontinued operations, net of tax benefits	$(113,438)	$(32,531)	$(8,641)	$(1,950)

Net earnings (loss)	$801,370	$1,178,273	$976,145	$(822,015)

Per Share Data:
Basic
Earnings (loss) from continuing operations	$0.14	$0.18	$0.15	$(0.13)

Loss from discontinued operations, net of tax benefits	$(0.02)	$—	$—	$—

Net earnings (loss)	$0.12	$0.18	$0.15	$(0.13)

Diluted
Earnings (loss) from continuing operations	$0.14	$0.18	$0.15	$(0.13)

Loss from discontinued operations, net of tax benefits	$(0.02)	$—	$—	$—

Net earnings (loss)	$0.12	$0.18	$0.15	$(0.13)

Average Outstanding Shares (Basic)	6,670,650	6,611,262	6,459,751	6,149,358

Average Outstanding Shares (Diluted)	6,674,072	6,612,110	6,472,142	6,149,358

The independent registered public accounting firm made reviews of the 2007 and 2008 quarterly financial information in accordance with standards established by the Public Company Accounting Oversight Board (United States). Such reviews were substantially less in scope than examinations in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole, and accordingly, no such opinions were expressed.

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $385,000 and $491,000 for the years ended December 31, 2008 and 2007, respectively. Long-term lease commitments totaling $362,000 are as follows: 2009 – $185,000; 2010—$162,000; 2011— $14,000; and 2012—$1,000.

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

NOTE 12 – Share-Based Compensation:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights (“SARS”), restricted stock, performance stock and other share-based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All awards under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the two years ended December 31, 2008 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	781,850	$13.01
Granted	161,350	12.58
Exercised	(101,850)	10.27
Lapsed	(1,250)	9.75
Cancelled	(41,125)	13.20

Outstanding December 31, 2007	798,975	13.26
Granted	210,150	9.13
Exercised	(3,200)	9.12
Lapsed	(162,650)	12.37
Cancelled	(76,175)	13.12

Outstanding December 31, 2008	767,100	$12.35

At December 31, 2008, options outstanding, all of which were fully vested and exercisable, had no intrinsic value.

Options exercised during the years ended December 31, 2008 and 2007, had intrinsic values of $3,307 and $289,936, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2008 and 2007, was $1.05 and $2.26, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2008:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.125-$10.45	207,100	4.38	$9.13
$11.02-$13.78	306,975	3.21	$12.34
$14.00-$17.13	253,025	0.72	$15.01

$8.125-$17.13	767,100	2.72	$12.35

A summary of stock-settled stock appreciation rights transactions during the two years ended December 31, 2008 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	157,000	$13.16
Granted	75,000	12.74
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2007	232,000	13.02
Granted	41,400	9.16
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2008	273,400	$12.44

At December 31, 2008 SARS outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no SARS exercised during the years ended December 31, 2008 and 2007.

The weighted average fair value of SARS granted for each of the years ended December 31, 2008 and 2007 was $1.03 and $2.34, respectively.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2008:

Range of Exercise Price	SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$8.125-$10.45	41,400	4.08	$9.16
$11.02-$13.78	150,000	2.58	$11.97
$14.00-$17.13	82,000	1.08	$14.95

$8.125-$17.13	273,400	2.36	$12.44

At December 31, options and SARS available to issue were 1,603,800 for 2008 and 1,616,525 for 2007. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2008	$9.16	$9.04-$9.22
2007	$12.74	$12.35-$12.74

Market price
2008	$9.16	$9.04-$9.22
2007	$12.74	$12.35-$12.74

Risk free interest rate (1)
2008	2.8%	2.8%-3.8%
2007	4.7%	4.6%-4.8%

Expected award life (2)	5 years	5-10 years

Expected volatility (3)
2008	23.5%	23.5%-26.6%
2007	24.6%	23.0%-26.0%

Expected dividend yield (4)
2008	5.9%	5.9%-6.0%
2007	4.2%	4.2%-4.4%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the two years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2008	2007
Earnings from continuing operations	$2,290,333	$3,695,831
Loss from discontinued operations, net of tax benefits	(156,560)	(1,146,503)

Net earnings used in the computation of basic and diluted earnings per share	$2,133,773	$2,549,328

Weighted average shares outstanding—basic	6,472,755	6,648,297
Common stock equivalents	4,165	27,383

Total weighted average shares outstanding—diluted	6,476,920	6,675,680

Per Share Data:
Basic
Earnings from continuing operations	$0.35	$0.56
Loss from discontinued operations, net of tax benefits	(0.02)	(0.18)

Net earnings	$0.33	$0.38

Diluted
Earnings from continuing operations	$0.35	$0.55
Loss from discontinued operations, net of tax benefits	(0.02)	(0.17)

Net earnings	$0.33	$0.38

Awards to purchase an average of 913,106 shares of common stock with a weighted average exercise price of $13.06 per share were outstanding during 2008, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 645,625 shares of common stock with a weighted average exercise price of $14.11 per share were outstanding during 2007 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Accrued Expenses:

	December 31,
	2008	2007
Salaries, wages, commissions and vacation pay	$1,468,177	$1,504,662
Other accrued expenses	1,050,779	1,045,018

	$2,518,956	$2,549,680

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2008	2007
Income taxes paid	$1,879,256	$1,012,172

Interest paid	$328,805	$338,721

During the year ended December 31, 2008, the Company received a note receivable for $324,606 as partial payment related to the sale of the Sope Creek business.

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

NOTE 16 – Stock Repurchase Plan:

In May 2006, the Board of Directors reset the common stock repurchase program authorization so that the Company could make future repurchases of up to 750,000 of its common shares. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 617,096 shares and 0 shares of its common stock in the years ended December 31, 2008 and 2007, respectively, with approximate costs of $5,712,000, and $0, respectively. At December 31, 2008, the Company had 588,615 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 17 – Discontinued Operations:

During the fourth quarter of 2007, the Company made a decision to divest Sope Creek. As a result, the related assets of Sope Creek have been classified as held for sale at December 31, 2007 and have been written down to their estimated fair value less selling costs. The write down to fair value resulted in a charge to loss from discontinued operations of approximately $596,000, net of tax benefit in the fourth quarter of 2007. Additionally, the results of operations of Sope Creek have been reported as a loss from discontinued operations in the consolidated statements of earnings for each of the two years ended December 31, 2008. The table below summarizes financial results for the Sope Creek business:

	Year Ended December 31,
	2008	2007
Net sales	$281,171	$3,455,836
Loss from discontinued operations before income taxes	$246,560	$1,826,503
Loss from discontinued operations	$156,560	$1,146,503

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

NOTE 18 – Related Party Transactions:

During the year ended December 31, 2008, the Company expensed approximately $70,000 to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida February 27, 2009

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer (principal executive officer), Michael Benstock, and the Chief Financial Officer (principal financial officer), Andrew D. Demott, Jr., evaluated the effectiveness of Superior’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2008 are listed below:

BOARD OF DIRECTORS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Manuel Gaetan, Ph.D. PE	President, CEO, MGR Enterprises, LLC
Robin Hensley	President, Raising the Bar
Sidney Kirschner	Retired, President and CEO, Northside Hospital, Inc.
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank

EXECUTIVE OFFICERS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Senior Vice President, Chief Financial Officer and Treasurer
Richard T. Dawson	Vice President, General Counsel and Secretary

The Company has adopted a code of business conduct and ethics applicable to the Company's Directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (“the Code”). The Code is available on the Company's website. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.superioruniformgroup.com.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to beneficial ownership of securities is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2008, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	1,040,500	$12.38	1,603,800
Equity compensation Plans not approved by Security holders	—	—	—

Total	1,040,500	$12.38	1,603,800

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page
(a)	1.	Consolidated Financial Statements
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of earnings - years ended December 31, 2008 and 2007	16
		Consolidated balance sheets - December 31, 2008 and 2007	17
		Consolidated statements of shareholders’ equity - years ended December 31, 2008 and 2007	18
		Consolidated statements of cash flows - years ended December 31, 2008 and 2007	19
		Notes to consolidated financial statements	20-36
		Independent Auditors’ Report	37

(a)	2.	Financial Statement Schedules
		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits

		See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
By:	Michael Benstock
(Chief Executive Officer and Principal Executive Officer )

DATE: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 27, 2009
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 27, 2009
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, February 27, 2009	Alan D. Schwartz, February 27, 2009
(Chairman)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 27, 2009	Robin Hensley, February 27, 2009
(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, February 27, 2009	Sidney Kirschner, February 27, 2009
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 (File/Film No.: 001-05869/98680627) and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Form 8-A filed on March 20, 2008 (File/Film No.: 001-05869/08700667) and incorporated herein by reference.

4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999 (File/Film No.: 001-05869/99609209) and incorporated herein by reference.

4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (File/Film No.: 001-05869/752644) and incorporated herein by reference.

4.3	Second Amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File/Film No.: 001-05869/1624119), both of which are incorporated herein by reference.

4.4	Third Amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note filed as Exhibit 4.4 to the Registrant’s 2004 Annual Report on Form 10-K (File/Film No.: 001-05869/05684618) and incorporated herein by reference.

4.5	Renewal Revolving Line of Credit Promissory Note between Registrant and Wachovia filed as Exhibit 4.5 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

10.1*	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File/Film No.: 001-05869/06821111), and incorporated herein by reference.

10.2*(1)	Description of bonus plan for executive officers of the Registrant.

10.3*	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 (File No: 33-67604) and incorporated herein by reference.

10.4(1)	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008.

10.5*	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 (File/Film No.: 333-105906/03735570) and incorporated herein by reference.

10.6*(1)	Form of [Incentive] Stock Option Award.

10.7*(1)	Form of Stock Appreciation Right Award.

10.8*	Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.9*	Severance Protection Agreement with Alan Schwartz, dated November 23, 3005, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.10*	Severance Protection Agreement with Peter Benstock, dated November 23, 2005, filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.11*	Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

14.1	Code of Business Ethics, as amended on November 12, 2007, filed as Exhibit 10.9 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensatory plans and arrangements.
(1)	Filed herewith.