Form 10-Q
period 2009-03-31
SUPERIOR UNIFORM GROUP INC
filed 2009-04-27
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

As of April 20, 2009 the registrant had 6,032,602 common shares outstanding, which is the registrant’s only class of common stock.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Three Months Ended March 31,
		2009	2008
Net sales		$23,716,094	$33,282,630

Costs and expenses:
Cost of goods sold		16,309,134	22,374,053
Selling and administrative expenses		8,070,128	9,299,628
Interest expense		39,777	104,141

		24,419,039	31,777,822

(Loss) earnings from continuing operations before taxes on income		(702,945)	1,504,808
Income tax (benefit) expense		(200,000)	590,000

(Loss) earnings from continuing operations		(502,945)	914,808
Loss from discontinued operations, net of tax benefits of $-0- and $65,000, respectively		—	(113,438)

Net (loss) earnings		$(502,945)	$801,370

Weighted average number of shares outstanding during the period	(Basic)	6,049,182	6,670,650
	(Diluted)	6,049,182	6,674,072
Per Share Data:
Basic
(Loss) earnings from continuing operations		$(0.08)	$0.14
Loss from discontinued operations, net of tax benefits		—	(0.02)

Net (loss) earnings		$(0.08)	$0.12

Diluted
(Loss) earnings from continuing operations		$(0.08)	$0.14
Loss from discontinued operations, net of tax benefits		—	(0.02)

Net (loss) earnings		$(0.08)	$0.12

Cash dividends per common share		$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$901,902	$133,152
Accounts receivable and other current assets	18,238,341	20,054,629
Inventories*	39,677,293	43,410,146

TOTAL CURRENT ASSETS	58,817,536	63,597,927

PROPERTY, PLANT AND EQUIPMENT, NET	11,838,797	12,587,454
OTHER INTANGIBLE ASSETS, NET	476,317	535,857
DEFERRED INCOME TAXES	2,855,000	2,610,000
OTHER ASSETS	233,757	260,039

	$74,221,407	$79,591,277

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,818,579	$4,626,789
Other current liabilities	2,156,001	2,518,956
Current portion of long-term debt	—	650,604

TOTAL CURRENT LIABILITIES	6,974,580	7,796,349

LONG-TERM DEBT	—	3,379,000
LONG-TERM PENSION LIABILITY	7,038,176	7,056,055
OTHER LONG-TERM LIABILITIES	665,000	665,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value—authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value—authorized 50,000,000 shares, issued and outstanding—6,038,302 and 6,056,754, respectively.	6,038	6,056
Additional paid-in capital	15,617,533	15,486,181
Retained earnings	49,244,483	50,641,401
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	—	(5,000)
Pensions	(5,324,403)	(5,433,765)

TOTAL SHAREHOLDERS’ EQUITY	59,543,651	60,694,873

	$74,221,407	$79,591,277

* Inventories consist of the following:
	March 31, 2009 (Unaudited)	December 31, 2008
Finished goods	$31,849,748	$34,255,052
Work in process	64,681	118,030
Raw materials	7,762,864	9,037,064

	$39,677,293	$43,410,146

(1)	The balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(502,945)	$801,370
Adjustments to reconcile net (loss) earnings to net cash provided from operating activities:
Depreciation and amortization	749,251	807,623
Provision for bad debts	30,139	45,843
Share-based compensation expense	178,706	187,349
Deferred income tax benefit	(303,750)	(29,250)
Gain on sales of property, plant and equipment	(136,786)	(13,500)
Changes in assets and liabilities:
Accounts receivable and other current assets	1,786,149	(1,984,599)
Inventories	3,732,853	(1,186,616)
Other assets	22,870	26,156
Accounts payable	191,790	(935,008)
Accrued expenses	(357,955)	366,781
Pension liability	150,233	16,469
Other long-term liabilities	—	37,000

Net cash flows provided from (used in) operating activities	5,540,555	(1,860,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(123,091)	(408,956)
Disposals of property, plant and equipment	318,823	13,500
Proceeds from sale of assets held for sale	—	233,870
Proceeds from note receivable collections	3,412	—

Net cash provided from (used in) investing activities	199,144	(161,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	11,917,000	16,732,000
Repayment of long-term debt	(15,946,604)	(13,796,965)
Payment of cash dividends	(816,725)	(900,538)
Common stock reacquired and retired	(124,620)	—

Net cash (used in) provided from financing activities	(4,970,949)	2,034,497

Net increase in cash and cash equivalents	768,750	12,529

Cash and cash equivalents balance, beginning of year	133,152	769,715

Cash and cash equivalents balance, end of period	$901,902	$782,244

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiary, The Office Gurus. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three months ended March 31, 2009 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2009 and 2008, respectively, were $15,807 and $32,161.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $1,685,578, and $1,993,257 for the three months ended March 31, 2009 and 2008, respectively.

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

	Three Months Ended March 31,
	2009	2008
Earnings used in the computation of basic and diluted net earnings per common share:

(Loss) earnings from continuing operations	$(502,945)	$914,808
Loss from discontinued operations, net of tax benefits	—	(113,438)

Net (loss) earnings used in the computation of basic and diluted earnings per share	$(502,945)	$801,370

Weighted average shares outstanding—basic	6,049,182	6,670,650
Common stock equivalents	—	3,422

Weighted average shares outstanding—diluted	6,049,182	6,674,072

Per Share Data:
Basic
(Loss) earnings from continuing operations	$(0.08)	$0.14
Loss from discontinued operations, net of tax benefits	—	(0.02)

Net (loss) earnings	$(0.08)	$0.12

Diluted
(Loss) earnings from continuing operations	$(0.08)	$0.14
Loss from discontinued operations, net of tax benefits	—	(0.02)

Net (loss) earnings	$(0.08)	$0.12

Awards to purchase 1,079,950 shares of common stock with a weighted average exercise price of $11.38 per share were outstanding during the three-month period ending March 31, 2009, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase 939,775 shares of common stock with a weighted average exercise price of $13.30 per share were outstanding during the three-month period ending March 31, 2008 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended March 31,
	2009	2008
Net (loss) earnings	$(502,945)	$801,370
Other comprehensive income:
Net unrealized gain (loss) during the period related to cash flow hedges	5,000	(7,000)
Pensions—reclassification to net earnings during the period	109,362	6,579

	$(388,583)	$800,949

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

m) Derivative Financial Instruments

The Company has had only limited involvement with derivative financial instruments. The Company has one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan. Under the interest rate swap agreement, the Company receives or makes payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. The interest rate payments associated with the term loan were designated as a hedged item for interest rate swaps at March 31, 2009.

This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. As of the report date, the swap met effectiveness tests and, as such, no gains or losses were included in net income during the quarter related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. A gain of $5,000 and a loss of $7,000 were included in other comprehensive income for the three months ended March 31, 2009 and 2008, respectively. The original term of the contract is ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2009, the Company had 1,564,350 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended March 31, 2009 and 2008, respectively, the Company recognized $178,706 and $187,349 of pre-tax share-based compensation expense under FAS No. 123R, Share-Based Payment (“FAS No. 123R”), recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $9,000 and a $15,000 deferred tax benefit for non-qualified share-based compensation for the three-month period ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

Stock options and stock settled stock appreciation rights. The Company grants stock options and stock settled stock appreciation rights (“SARS”) to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARS at the date of grant using the Black-Scholes valuation model.

All options and SARS vest immediately at the date of grant. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and stock settled stock appreciation rights.

A summary of options transactions during the three months ended March 31, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	767,100	$12.35
Granted	146,620	7.89
Exercised	—	—
Lapsed	(120,800)	15.11
Cancelled	(10,000)	10.34

Outstanding March 31, 2009	782,920	$11.12

At March 31, 2009, options outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no options exercised during the three-month periods ended March 31, 2009 and 2008, The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2009 and 2008 was $1.05 and $1.03, respectively.

A summary of SARS transactions during the three months ended March 31, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	273,400	$12.44
Granted	23,630	7.89
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding March 31, 2009	297,030	$12.08

At March 31, 2009, SARS outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no SARS exercised during the three month periods ended March 31, 2009 and 2008. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2009 and 2008 was $1.05 and $1.03, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options
Exercise price
2009	$7.89	$7.89
2008	$9.16	$9.16

Market price
2009	$7.89	$7.89
2008	$9.16	$9.16

Risk free interest rate (1)
2009	2.0%	2.0%
2008	2.8%	2.8%

Expected award life (2)	5 years	5 years

Expected volatility (3)
2009	30.7%	30.7%
2008	23.5%	23.5%

Expected dividend yield (4)
2009	6.8%	6.8%
2008	5.9%	5.9%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 2 – Recent Accounting Pronouncements:

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which delayed the implementation of the provisions of FAS No. 157 with regard to non-financial assets and liabilities that are not carried at fair value on a recurring basis in financial statements. We have implemented FAS No. 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis in the first quarter of 2009. The adoption of FAS No. 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

NOTE 3 – Long-Term Debt:

	March 31, 2009	December 31, 2008
Note payable to Wachovia, pursuant to a revolving credit agreement, maturing June 30, 2010	$—	$3,379,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, paid March 31, 2009	—	650,604

	—	4,029,604

Less payments due within one year included in current liabilities	—	650,604

Long-term debt less current maturities	$—	$3,379,000

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (0.50% at March 31, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2009, approximately $85,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan was paid in full on March 31, 2009. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank.

The credit agreement with Wachovia contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2009	2008
Service cost—benefits earned during the period	$181,000	$153,000
Interest cost on projected benefit obligation	262,000	244,000
Expected return on plan assets	(211,000)	(351,000)
Amortization of prior service cost	7,000	8,000
Recognized actuarial loss	161,000	3,000

Net periodic pension cost	$400,000	$57,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2009 or 2008.

NOTE 5 – Supplemental Cash Flow Information:

The Company received a note receivable for $324,606 as partial payment related to the sale of the Sope Creek business in the three-month period ended March 31, 2008.

Cash paid for income taxes was $26,000 and $11,316, respectively for the three-month periods ended March 31, 2009 and 2008. Cash paid for interest was $43,472 and $103,468, respectively for the three-month periods ended March 31, 2009 and 2008.

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

	Three Months Ended March 31,
	2009	2008
Net sales	$—	$281,171
Loss from discontinued operations before income taxes	$—	$178,438
Loss from discontinued operations	$—	$113,438

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

NOTE 8 – Related Party Transactions:

For the three-month periods ended March 31, 2009 and 2008, the Company expensed approximately $33,000 and $20,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiaries (a Florida Corporation) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Tampa, Florida
April 22, 2009

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $157,000.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

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

Share-based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS No. 123(R)”) on January 1, 2006. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises FAS 123, and supersedes Accounting Principles Board (APB) Opinion 25. Share-based compensation expense that was recorded in 2009 and 2008 includes the compensation expense for the share-based payments granted in those years. In our share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. We use the Black-Scholes-Merton valuation model to value any share-based compensation under FAS No. 123(R). Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Results of Operations

The current economic environment in the United States has been very challenging. A significant number of companies, including many of our customers, have closed locations, reduced headcount or both. Additionally, voluntary employee turnover has been reduced significantly. Fewer available jobs coupled with less attrition resulted in decreased demand for our uniforms and service apparel. Additionally, customers are being more cost conscious and are delaying purchases of new uniforms whenever possible. As a result of these factors, net sales decreased 28.7% from $33,282,630 for the three months ended March 31, 2008 to $23,716,094 for the three months ended March 31, 2009.

As a result of these significant declines in our revenue, we have implemented aggressive cost reduction initiatives to limit the impact on our results of operations. These initiatives are aimed at eliminating nonessential positions, streamlining our existing processes and shifting administrative positions to our Central American subsidiary when possible. As a result of these initiatives, we have eliminated approximately $3.8 million in payroll and related benefits on an annual basis. These specific initiatives were started during the first quarter of 2009 and are expected to produce total payroll related savings during fiscal 2009 of approximately $2.9 million. These initiatives are in addition to prior year staff reductions. While we believe that we have implemented appropriate cost reduction measures to address the current economic environment, if weak economic conditions continue, it could have a material adverse effect on our revenues and results of operations.

Cost of goods sold, as a percentage of sales, approximated 68.8% for the three-month period ended March 31, 2009 and 67.2% for the three-month period ended March 31, 2008. The increase is primarily attributed to the significant reduction in net sales outpacing the reductions in overhead included within cost of sales. The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the quarters ended March 31, 2009 and 2008, respectively, were $1,685,578 and $1,993,257.

Selling and administrative expenses, as a percentage of sales approximated 34.0% for the first three months of 2009 as compared to 27.9% for the first three months of 2008. The increase as a percentage of sales is attributed primarily to decreased sales volume (9.8%) plus increased retirement plan expenses (0.7%) which was partially offset by decreased salaries, wages and benefits other than retirement plan expense (3.8%) and a gain on the sale of a warehouse in 2009 (0.6%).

Management’ s Discussion and Analysis of Financial Condition and Results of Operations (con’t)

Interest expense of $39,777 for the three-month period ended March 31, 2009 decreased 61.8% from $104,141 for the similar period ended March 31, 2008. This decrease is attributed to lower outstanding borrowings in the current period.

The Company’s effective tax rate for the three months ended March 31, 2009 was 28.5% versus 39.2% for the three months ended March 31, 2008. The 10.7% decrease in such effective tax rate is attributed primarily to the following: a benefit for untaxed foreign income (8.2%); a decrease in the effective rate for state income taxes (0.5%); a decreased accrual for uncertain tax positions (1.0%) in the current period, and the impact of permanent differences between book and tax basis earnings (1.0%) as a result of share-based compensation and other items.

Liquidity and Capital Resources

Accounts receivable and other current assets decreased 9.1% from $20,054,629 on December 31, 2008 to $18,238,341 as of March 31, 2009, primarily as a result of the significant reduction in net sales.

Inventories decreased 8.6% from $43,410,146 on December 31, 2008 to $39,677,293 as of March 31, 2009, as a result of inventory reduction measures implemented by management in response to lower expected revenues.

Accounts payable increased 4.1% from $4,626,789 on December 31, 2008 to $4,818,579 on March 31, 2009. This increase is inconsistent with the significant reduction shown in inventory levels above due to the fact that the Company pays for a significant portion of its inventory purchases at the time goods are shipped from its suppliers. Therefore a large portion of these purchases are never reflected in accounts payable.

Other current liabilities decreased 14.4% from $2,518,956 on December 31, 2008 to $2,156,001 on March 31, 2009 primarily due to the payment of year end bonus and commission accruals during the first quarter of each year.

Cash and cash equivalents increased by $768,750 from $133,152 on December 31, 2008 to $901,902 as of March 31, 2009. The Company generated $5,540,555 in cash from operating activities, and generated $199,144 in investing activities primarily related to proceeds from disposals of fixed assets of $318,823 offset by fixed asset additions of $123,091, and used $4,970,949 in financing activities. Financing activities included the payment of cash dividends as discussed below, net repayment of long-term debt of $4,029,604, and the reacquisition of the Company’s common stock of $124,620. The Company is in full compliance with all terms, conditions and covenants of the revolving credit facility.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2009 and 2008, respectively, the Company paid cash dividends of $816,779 and $900,538. The Company reacquired 18,452 shares of its common stock in the three-month period ended March 31, 2009. The Company did not reacquire any shares of its common stock in the three-month period ended March 31, 2008. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flows from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4T.	Controls and Procedures

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

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2009 to January 31, 2009)	3,839	$8.15	3,839
Month #2 (February 1, 2009 to February 28, 2009)	5,125	$7.50	5,125
Month #3 (March 1, 2009 to March 31, 2009)	9,488	$5.79	9,488

TOTAL	18,452	$6.75	18,452	570,163

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

Under our credit agreement with Wachovia, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement and term loan.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2009	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.