Form 10-Q
period 2009-06-30
SUPERIOR UNIFORM GROUP INC
filed 2009-07-24
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05869

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)

during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 21, 2009, the Registrant had 6,018,602 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED JUNE 30,

(Unaudited)

			2009	2008
Net sales			$24,971,523	$31,699,285

Costs and expenses:
Cost of goods sold			16,689,786	21,041,384
Selling and administrative expenses			7,235,529	8,609,888
Interest expense			24,936	77,209

			23,950,251	29,728,481

Earnings from continuing operations before taxes on income			1,021,272	1,970,804
Income tax expense			320,000	760,000

Earnings from continuing operations			701,272	1,210,804
Loss from discontinued operations, net of tax benefits of $-0- and $15,000, respectively			—	(32,531)

Net earnings			$701,272	$1,178,273

Weighted average number of shares outstanding during the period	(Basic	)	6,029,936	6,611,262
	(Diluted	)	6,029,936	6,612,110

Per Share Data:
Basic
Earnings from continuing operations			$0.12	$0.18
Loss from discontinued operations, net of tax benefits			0.00	0.00

Net earnings			$0.12	$0.18

Diluted
Earnings from continuing operations			$0.12	$0.18
Loss from discontinued operations, net of tax benefits			0.00	0.00

Net earnings			$0.12	$0.18

Cash dividends per common share			$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

SIX MONTHS ENDED JUNE 30,

(Continued)

(Unaudited)

			2009	2008
Net sales			$48,687,617	$64,981,915

Costs and expenses:
Cost of goods sold			32,998,920	43,415,437
Selling and administrative expenses			15,305,657	17,909,516
Interest expense			64,713	181,350

			48,369,290	61,506,303

Earnings from continuing operations before taxes on income			318,327	3,475,612
Income tax expense			120,000	1,350,000

Earnings from continuing operations			198,327	2,125,612
Loss from discontinued operations, net of tax benefit of $-0- and $80,000, respectively			—	(145,969)

Net earnings			$198,327	$1,979,643

Weighted average number of shares outstanding during the period	(Basic	)	6,039,559	6,640,956
	(Diluted	)	6,039,559	6,643,091

Per Share Data:
Basic
Earnings from continuing operations			$0.03	$0.32
Loss from discontinued operations, net of tax benefits			0.00	(0.02)

Net earnings			$0.03	$0.30

Diluted
Earnings from continuing operations			$0.03	$0.32
Loss from discontinued operations, net of tax benefits			0.00	(0.02)

Net earnings			$0.03	$0.30

Cash dividends per common share			$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,634,150	$133,152
Accounts receivable and other current assets	18,246,222	20,054,629
Inventories*	35,282,883	43,410,146

TOTAL CURRENT ASSETS	59,163,255	63,597,927

PROPERTY, PLANT AND EQUIPMENT, NET	11,389,504	12,587,454
OTHER INTANGIBLE ASSETS, NET	416,778	535,857
DEFERRED INCOME TAXES	3,025,000	2,610,000
OTHER ASSETS	252,381	260,039

	$74,246,918	$79,591,277

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,730,988	$4,626,789
Other current liabilities	2,342,173	2,518,956
Current portion of long-term debt	—	650,604

TOTAL CURRENT LIABILITIES	7,073,161	7,796,349

LONG-TERM DEBT	—	3,379,000
LONG-TERM PENSION LIABILITY	7,020,296	7,056,055
OTHER LONG-TERM LIABILITIES	690,000	665,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,025,952 and 6,056,754 shares, respectively.	6,026	6,056
Additional paid-in capital	15,597,899	15,486,181
Retained earnings	49,074,577	50,641,401
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	—	(5,000)
Pensions	(5,215,041)	(5,433,765)

TOTAL SHAREHOLDERS’ EQUITY	59,463,461	60,694,873

	$74,246,918	$79,591,277

*	Inventories consist of the following:

	June 30, 2009 (Unaudited)	December 31, 2008
Finished goods	$27,119,401	$34,255,052
Work in process	83,899	118,030
Raw materials	8,079,583	9,037,064

	$35,282,883	$43,410,146

(1)	The balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$198,327	$1,979,643
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	1,497,219	1,617,385
Provision for bad debts	62,950	90,481
Share-based compensation expense	190,886	203,077
Deferred income tax benefit	(532,500)	(263,000)
Gain on sales of property, plant and equipment	(136,786)	(13,888)
Changes in assets and liabilities:
Accounts receivable and other current assets	1,585,140	382,316
Inventories	8,191,263	246,877
Other assets	60,563	109,321
Accounts payable	104,199	(1,077,349)
Accrued expenses	(171,783)	566,136
Pension liability	300,465	32,940
Other long-term liabilities	25,000	87,000

Net cash provided from operating activities	11,374,943	3,960,939

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(318,988)	(480,373)
Disposals of property, plant and equipment	275,584	15,209
Other assets	—	5,000
Proceeds from sale of assets held for sale	—	233,870
Proceeds from notes receivable collections	43,412	34,506

Net cash provided from (used in) investing activities	8	(191,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	11,917,000	33,765,000
Repayment of long-term debt	(15,946,604)	(33,896,469)
Payment of cash dividends	(1,630,681)	(1,801,346)
Proceeds received on exercise of stock options	—	18,320
Common stock reacquired and retired	(213,668)	(1,745,038)

Net cash used in financing activities	(5,873,953)	(3,659,533)

Net increase in cash and cash equivalents	5,500,998	109,618

Cash and cash equivalents balance, beginning of year	133,152	769,715

Cash and cash equivalents balance, end of period	$5,634,150	$879,333

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

NOTE 1 - Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiary, The Office Gurus. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2009 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended June 30, 2009 and 2008, respectively were $26,261 and $70,935. Advertising costs for the six-month periods ended June 30, 2009 and 2008, respectively were $42,069 and $103,095.

e) Shipping and handling fees and costs

The Company follows EITF 00-10, Accounting for Shipping and Handling Fees and Costs, which requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,545,552 and $1,824,634 for the three months ended June 30, 2009 and 2008, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $3,231,130 and $3,817,890, for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings used in the computation of basic and diluted net earnings per common share:
Earnings from continuing operations	$701,272	$1,210,804	$198,327	$2,125,612
Loss from discontinued operations, net of tax benefits	—	(32,531)	—	(145,969)

Net earnings used in the computation of basic and diluted earnings per share	$701,272	$1,178,273	$198,327	$1,979,643

Weighted average shares outstanding - basic	6,029,936	6,611,262	6,039,559	6,640,956
Common stock equivalents	—	848	—	2,135

Weighted average shares outstanding - diluted	6,029,936	6,612,110	6,039,559	6,643,091

Per Share Data :
Basic
Earnings from continuing operations	$0.12	$0.18	$0.03	$0.32
Loss from discontinued operations, net of tax benefits	0.00	0.00	0.00	(0.02)

Net earnings	$0.12	$0.18	$0.03	$0.30

Diluted
Earnings from continuing operations	$0.12	$0.18	$0.03	$0.32
Loss from discontinued operations, net of tax benefits	0.00	0.00	0.00	(0.02)

Net earnings	$0.12	$0.18	$0.03	$0.30

Awards to purchase 1,052,925 and 875,850 shares of common stock with weighted average exercise prices of $11.36 and $13.33 per share, were outstanding during the three-month periods ending June 30, 2009 and June 30, 2008, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase an average of 1,066,438 and 907,813 shares of common stock with weighted average exercise prices of $11.37 and $13.31 per share, were outstanding during the six-month periods ending June 30, 2009 and June 30, 2008, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$701,272	$1,178,273	$198,327	$1,979,643
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	—	18,000	5,000	11,000
Pensions - reclassification to net earnings during the period	109,362	7,079	218,274	13,658

	$810,634	$1,203,352	$421,601	$2,004,301

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

m) Derivative Financial Instruments

The Company has had only limited involvement with derivative financial instruments. The Company had one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan.

This interest rate swap was accounted for as a cash flow hedge in accordance with FAS No. 133 and FAS No. 138. This swap expired on April 1, 2009. Gains of $-0- and $18,000 were included in other comprehensive income for the three months ended June 30, 2009 and 2008, respectively. Gains of $5,000 and $11,000 were included in other comprehensive income for the six months ended June 30, 2009 and 2008, respectively. The original term of the contract was ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2009, the Company had 1,591,375 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended June 30, 2009 and 2008, respectively, the Company recognized $12,180 and $15,728 of pre-tax share-based compensation expense under FAS No. 123R, Share-Based Payment (“FAS No. 123R”), recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $4,000 and $6,000 deferred tax benefit for non-qualified share–based compensation for the three-month period ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, respectively, the Company recognized $190,886 and $203,077 of pre-tax share-based compensation expense under FAS No. 123R, recorded in selling and administrative expense in the Condensed Consolidated Statements of Operations. This expense was offset by a $13,000 and a $21,000 deferred tax benefit for non-qualified share–based compensation for the six-month period ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

All options and SARS vest immediately at the date of grant. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and SARS.

During the six-month periods ended June 30, 2009 and 2008, respectively, the Company received $-0- and $18,320 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the six months ended June 30, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	767,100	$12.35
Granted	158,620	7.87
Exercised	—	—
Lapsed	(122,800)	15.09
Cancelled	(47,025)	10.54

Outstanding June 30, 2009	755,895	$11.08

At June 30, 2009, options outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

Options exercised during the three and six-month periods ended June 30, 2008 had intrinsic values of $1,660. There were no options exercised during the three and six-month periods ended June 30, 2009. The weighted average grant date fair value of the Company’s options granted during the three month periods ended June 30, 2009 and 2008 were $1.03 and $1.31, respectively. The weighted average grant date fair value of the Company’s options granted during the six month periods ended June 30, 2009 and 2008 was $1.05 and $1.05, respectively.

A summary of stock-settled SARS transactions during the six months ended June 30, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	273,400	$12.44
Granted	23,630	7.89
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding June 30, 2009	297,030	$12.08

At June 30, 2009, SARS outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no SARS exercised during the three-month and six-month periods ended June 30, 2009 and 2008. There were 23,630 SARS granted during the three-month period ended June 30, 2009. There were no SARS granted during the three-month period ended June 30, 2008. The weighted average grant date fair value of the Company’s SARS granted during the six month periods ended June 30, 2009 and 2008 was $1.05 and $1.03, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30		Six Months Ended June 30
	SARS	Options	SARS	Options
Exercise price
2009	N/A	$7.63	$7.89	$7.63-$7.89
2008	N/A	$9.22	$9.16	$9.16

Market price
2009	N/A	$7.63	$7.89	$7.63-$7.89
2008	N/A	$9.22	$9.16	$9.16

Risk free interest rate (1)
2009	N/A	3.2%	2.0%	2.0%-3.2%
2008	N/A	3.8%	2.8%	2.9%

Expected award life (2)	N/A	10 years	5 years	5 years

Expected volatility (3)
2009	N/A	32.2%	30.7%	30.7%-32.2%
2008	N/A	26.6%	23.5%	23.7%

Expected dividend yield (4)
2009	N/A	7.1%	6.8%	6.8%-7.1%
2008	N/A	5.9%	5.9%	5.9%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three and six-month periods ending June 30, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

o) Subsequent Events

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, (“FAS No. 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not impact our financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through July 24, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

NOTE 2 - Recent Accounting Pronouncements:

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

NOTE 3 - Long-Term Debt:

	June 30, 2009	December 31, 2008
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$—	$3,379,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, paid March 31, 2009	—	650,604

	—	4,029,604

Less payments due within one year included in current liabilities	—	650,604

Long-term debt less current maturities	$—	$3,379,000

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.51% at June 30, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2009, approximately $85,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan was paid in full on March 31, 2009. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company receives a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company pays a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank. This swap agreement expired April 1, 2009.

The credit agreement with Wachovia contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 - Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost - benefits earned during the period	$182,000	$152,000	$363,000	$305,000
Interest cost on projected benefit obligation	262,000	244,000	524,000	488,000
Expected return on plan assets	(212,000)	(350,000)	(423,000)	(701,000)
Amortization of prior service cost	8,000	8,000	15,000	16,000
Recognized actuarial loss	160,000	3,000	321,000	6,000

Net periodic pension cost	$400,000	$57,000	$800,000	$114,000

A contribution of $500,000 was made to the Company’s benefit plans during the six months ended June 30, 2009. There were no contributions made to the Company’s benefit plans during the six months ended June 30, 2008. The Company anticipates making an additional payment of $500,000 during the last six months of 2009.

NOTE 5 - Supplemental Cash Flow Information:

The Company received a note receivable for $324,606 as partial payment related to the sale of the Sope Creek business during 2008. In the three months ended June 30, 2009, the Company accepted $64,000 in inventory as partial payment on this note receivable.

Cash paid for income taxes was $512,425 and $988,316, respectively, for the six-month periods ended June 30, 2009 and 2008. Cash paid for interest was $69,378 and $184,811, respectively, for the six-month periods ended June 30, 2009 and 2008.

NOTE 6 - Discontinued Operations:

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

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	$—	$—	$—	$281,171
Loss from discontinued operations before income taxes	$—	$47,531	$—	$225,969
Loss from discontinued operations	$—	$32,531	$—	$145,969

The Company completed the sale of its Sope Creek business on February 4, 2008. The Company received $225,000 in cash at closing and a short-term note receivable for $324,606. These proceeds, net of expenses related to the transaction, approximated the carrying value of the assets sold, which were classified as assets held for sale in the consolidated balance sheet.

NOTE 7 - Contingencies:

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

NOTE 8 - Related Party Transactions:

For the three-month periods ended June 30, 2009 and 2008, the Company expensed approximately $-0- and $21,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services. For the six-month periods ended June 30, 2009 and 2008, the Company expensed approximately $33,000 and $41,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of June 30, 2009, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

July 23, 2009

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $160,000.

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

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN No. 48.

Share-based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS No. 123R”) on January 1, 2006. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises FAS No. 123, and supersedes Accounting Principles Board (APB) Opinion 25. Share-based compensation expense that was recorded in 2009 and 2008 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation under FAS No. 123R. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Results of Operations

The current economic environment in the United States remains very challenging. A significant number of companies, including many of our customers, have closed locations, reduced headcount or both. Additionally, voluntary employee turnover has been reduced significantly. Fewer available jobs coupled with less attrition resulted in decreased demand for our uniforms and service apparel. Additionally, customers are being more cost conscious and are delaying purchases of new uniforms whenever possible. As a result of these factors, net sales decreased 21.2% from $31,699,285 for the three months ended June 30, 2008 to $24,971,523 for the three months ended June 30, 2009 and net sales decreased 25.1% from $64,981,915 for the six months ended June 30, 2008 to $48,687,617 for the six months ended June 30, 2009.

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

Cost of goods sold, as a percentage of sales, approximated 66.8% for the three months ended June 30, 2009 compared to 66.4% for the three months ended June 30, 2008. Cost of goods sold, as a percentage of sales, approximated 67.8% for the six months ended June 30, 2009 compared to 66.8% for the six months ended June 30, 2008. The increases as a percentage of sales in the three and six-month periods are primarily attributed to the significant reductions in net sales outpacing the reductions in overhead included within cost of sales. The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the three-month periods ended June 30, 2009 and 2008, respectively, were $1,545,552 and $1,824,634. The amounts included in selling and administrative expenses for the six-month periods ending June 30, 2009 and 2008, respectively, were $3,231,130 and $3,817,890.

Selling and administrative expenses, as a percentage of sales, approximated 29.0% and 27.2% respectively, for the three-month periods ended June 30, 2009 and 2008. Selling and administrative expenses, as a percentage of net sales, were approximately 31.4% and 27.6%, respectively, for the first six months of 2009 and 2008. The increase as a percentage of sales in the three-month period is primarily attributed to decreased sales volume (6.2%) plus increased retirement plan expenses (1.1%) which was partially offset by decreased salaries, wages and benefits other than pension expense (5.3%). The increase as a percentage of sales in the six-month period is attributed to decreased sales volume (7.8%) plus increased retirement plan expenses (0.9%) which was partially offset by decreased salaries, wages and benefits other than pension expense (4.6%), and a gain on the sale of a warehouse in 2009 (0.3%).

Interest expense of $24,936 for the three-month period ended June 30, 2009 decreased 67.7% from $77,209 for the similar period ended June 30, 2008. Interest expense of $64,713 for the six-month period ended June 30, 2009 decreased 64.3% from $181,350 for the similar period ended June 30, 2008. The decrease in the three and six-month periods ended June 30, 2009 is attributed to the reduction in outstanding borrowings in the current periods.

The Company’s effective tax rate for the three months ended June 30, 2009 was 31.3% versus 38.6% for the three months ended June 30, 2008. The Company’s effective tax rate for the six months ended June 30, 2009 was 37.7% versus 38.8% for the six months ended June 30, 2008. The decrease in the three month rates are attributed primarily to a benefit for untaxed foreign income (8.5%), an increased accrual for uncertain tax positions (1.0%) in the current period, and the increase from the impact of permanent differences between book and tax basis earnings (0.2%) as a result of share-based compensation and other items. The decrease in the six month rates are attributed primarily to a benefit for untaxed foreign income (8.5%), an increased accrual for uncertain tax positions (5.1%) in the current period and the increase from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.1%), and other items (1.2%).

Liquidity and Capital Resources

Accounts receivable and other current assets decreased 9.0% from $20,054,629 on December 31, 2008 to $18,246,222 as of June 30, 2009 primarily as a result of the significant reduction in net sales.

Inventories decreased 18.7% from $43,410,146 on December 31, 2008 to $35,282,883 as of June 30, 2009 as a result of inventory reduction measures implemented by management in anticipation of the lower expected net sales.

Accounts payable increased 2.3% from $4,626,789 on December 31, 2008 to $4,730,988 on June 30, 2009. This increase is inconsistent with the significant reduction in inventories discussed above due to the fact that the Company pays for a significant portion of its inventory purchases at the time the goods are shipped from its suppliers. As a result, a large portion of these purchases are never reflected in accounts payable balances.

Other current liabilities decreased 7.0% from $2,518,956 on December 31, 2008 to $2,342,173 on June 30, 2009 primarily due to lower accruals for customer rebates due to lower sales volume.

Cash and cash equivalents increased by $5,500,998 from $133,152 on December 31, 2008 to $5,634,150 as of June 30, 2009. The Company generated $11,374,943 in cash from operating activities, and used $5,873,953 in financing activities. Financing activities included the payment of cash dividends as discussed below and net repayments of long-term debt of $4,029,604 and the reacquisition of the Company’s common stock of $213,668.

The Company has a $15,000,000 revolving credit facility with Wachovia Bank, which matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. As of June 30, 2009, the Company had no outstanding balance on its revolving credit facility. The available balance under the credit facility is reduced, however, by its outstanding letters of credit. As of June 30, 2009, the Company had approximately $85,000 outstanding under letters of credit. Interest on the revolving credit facility is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.51% at June 30, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The Company is in full compliance with all terms, conditions and covenants of its revolving credit facility.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2009 and 2008, respectively, the Company paid cash dividends of $1,630,681 and $1,801,346. The Company reacquired 30,802 and 191,803 shares of its common stock at a total cost of $213,668 and $1,745,038 in the six-month periods ended June 30, 2009 and June 30, 2008, respectively. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2009 to April 30, 2009)	7,790	$7.10	7,790
Month #2 (May 1, 2009 to May 31, 2009)	2,300	$7.39	2,300
Month #3 (June 1, 2009 to June 30, 2009)	2,260	$7.40	2,260

TOTAL	12,350	$7.21	12,350	557,813

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

Under our credit agreement with Wachovia, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders was held on May 1, 2009. Of the 6,047,260 shares outstanding and entitled to vote at the meeting, 4,934,212 shares were present at the meeting, in person or by proxy. At the meeting the shareholders:

a) Voted on the election of the nominated Directors – Messrs. G. M. Benstock, M. Benstock, A. D. Schwartz, M. Gaetan, PhD, S. Kirschner, R. Hensley, and P. Mellini. The votes on all directors nominated were as follows:

Nominee	Votes For:	Votes Withheld:
Gerald M. Benstock	4,452,234	481,978
Michael Benstock	4,920,317	13,895
Alan D. Schwartz	4,916,774	17,438
Manuel Gaetan	4,922,115	12,097
Sidney Kirschner	4,923,115	11,097
Robin Hensley	4,921,299	12,912
Paul Mellini	4,914,487	19,725

The tabulation of votes for the election of directors resulted in no broker non-votes.

b) Ratified the appointment of Grant Thornton LLP, independent certified public accountants, as auditors for the Company’s financial statements for the year ending December 31, 2009 with 4,926,944 votes for the motion, 5,248 votes against and 2,019 votes abstaining.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 24, 2009	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.