Form 10-Q
period 2009-09-30
SUPERIOR UNIFORM GROUP INC
filed 2009-10-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05869

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 20, 2009, the Registrant had 6,004,411 common shares outstanding, which is the registrant’s only class of common stock.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2009	2008
Net sales	$27,605,397	$30,613,175

Costs and expenses:
Cost of goods sold	18,638,756	20,548,954
Selling and administrative expenses	7,241,362	8,470,924
Interest expense	28,325	68,511

	25,908,443	29,088,389

Earnings from continuing operations before taxes on income	1,696,954	1,524,786
Income tax expense	440,000	540,000

Earnings from continuing operations	1,256,954	984,786
Loss from discontinued operations, net of tax benefits of $0 and $10,000, respectively	—	(8,641)

Net earnings	$1,256,954	$976,145

Weighted average number of shares outstanding during the period (Basic)	6,014,666	6,459,751
(Diluted)	6,014,867	6,472,142

Per Share Data:
Basic
Earnings from continuing operations	$0.21	$0.15
Loss from discontinued operations, net of tax benefits	0.00	0.00

Net earnings	$0.21	$0.15

Diluted
Earnings from continuing operations	$0.21	$0.15
Loss from discontinued operations, net of tax benefits	0.00	0.00

Net earnings	$0.21	$0.15

Cash dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

(Unaudited)

	2009	2008
Net sales	$76,293,014	$95,595,090

Costs and expenses:
Cost of goods sold	51,637,676	63,964,391
Selling and administrative expenses	22,547,019	26,380,440
Interest expense	93,038	249,861

	74,277,733	90,594,692

Earnings from continuing operations before taxes on income	2,015,281	5,000,398
Income tax expense	560,000	1,890,000

Earnings from continuing operations	1,455,281	3,110,398
Loss from discontinued operations, net of tax benefits of $0 and $90,000, respectively	—	(154,610)

Net earnings	$1,455,281	$2,955,788

Weighted average number of shares outstanding during the period (Basic)	6,031,261	6,580,554
(Diluted)	6,031,328	6,586,108

Per Share Data:
Basic
Earnings from continuing operations	$0.24	$0.47
Loss from discontinued operations, net of tax benefits	0.00	(0.02)

Net earnings	$0.24	$0.45

Diluted
Earnings from continuing operations	$0.24	$0.47
Loss from discontinued operations, net of tax benefits	0.00	(0.02)

Net earnings	$0.24	$0.45

Cash dividends per common share	$0.405	$0.405

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (1)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,489,744	$133,152
Accounts receivable and other current assets	20,894,234	20,054,629
Inventories*	31,269,921	43,410,146

TOTAL CURRENT ASSETS	60,653,899	63,597,927

PROPERTY, PLANT AND EQUIPMENT, NET	11,142,850	12,587,454
OTHER INTANGIBLE ASSETS, NET	357,238	535,857
DEFERRED INCOME TAXES	2,690,000	2,610,000
OTHER ASSETS	260,567	260,039

	$75,104,554	$79,591,277

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,537,370	$4,626,789
Other current liabilities	1,968,104	2,518,956
Current portion of long-term debt	—	650,604

TOTAL CURRENT LIABILITIES	7,505,474	7,796,349

LONG-TERM DEBT	—	3,379,000
LONG-TERM PENSION LIABILITY	7,002,418	7,056,055
OTHER LONG-TERM LIABILITIES	640,000	665,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,007,399 and 6,056,754 shares, respectively.	6,007	6,056
Additional paid-in capital	15,633,300	15,486,181
Retained earnings	49,423,035	50,641,401
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	—	(5,000)
Pensions	(5,105,680)	(5,433,765)

TOTAL SHAREHOLDERS’ EQUITY	59,956,662	60,694,873

	$75,104,554	$79,591,277

*	Inventories consist of the following:

	September 30, 2009 (Unaudited)	December 31, 2008
Finished goods	$23,050,070	$34,255,052
Work in process	152,615	118,030
Raw materials	8,067,236	9,037,064

	$31,269,921	$43,410,146

(1)	The balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,455,281	$2,955,788
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,213,439	2,436,564
Provision for bad debts	88,198	113,303
Share-based compensation expense	274,793	263,146
Deferred income tax benefit	(256,250)	(617,000)
Gain on sales of property, plant and equipment	(136,786)	(15,267)
Changes in assets and liabilities:
Accounts receivable and other current assets	(1,081,543)	58,140
Inventories	12,204,225	832,719
Other assets	40,801	183,268
Accounts payable	910,581	(1,223,488)
Accrued expenses	(545,852)	746,516
Pension liability	450,698	49,409
Other long-term liabilities	(25,000)	32,000

Net cash provided from operating activities	15,592,585	5,815,098

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(729,470)	(1,990,167)
Disposals of property, plant and equipment	276,039	17,822
Other assets	5,000	5,000
Proceeds from sale of assets held for sale	—	233,870
Proceeds from notes receivable collections	43,412	69,878

Net cash used in investing activities	(405,019)	(1,663,597)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	11,917,000	51,438,000
Repayment of long-term debt	(15,946,604)	(51,109,324)
Payment of cash dividends	(2,442,524)	(2,673,847)
Proceeds received on exercise of stock options	—	29,168
Common stock reacquired and retired	(358,846)	(2,386,114)

Net cash used in financing activities	(6,830,974)	(4,702,117)

Net increase (decrease) in cash and cash equivalents	8,356,592	(550,616)

Cash and cash equivalents balance, beginning of year	133,152	769,715

Cash and cash equivalents balance, end of period	$8,489,744	$219,099

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus and The Office Masters. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2009 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Total advertising costs for the three-month periods ended September 30, 2009 and 2008, respectively were $9,634 and $44,835. Advertising costs for the nine-month periods ended September 30, 2009 and 2008, respectively were $51,702 and $147,931.

e) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,574,284 and $1,773,629 for the three months ended September 30, 2009 and 2008, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $4,805,414 and $5,591,519, for the nine months ended September 30, 2009 and 2008, respectively.

f) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings used in the computation of basic and diluted net earnings per common share:
Earnings from continuing operations	$1,256,954	$984,786	$1,455,281	$3,110,398

Loss from discontinued operations, net of tax benefits	—	(8,641)	—	(154,610)

Net earnings used in the computation of basic and diluted earnings per share	$1,256,954	$976,145	$1,455,281	$2,955,788

Weighted average shares outstanding - basic	6,014,666	6,459,751	6,031,261	6,580,554
Common stock equivalents	201	12,391	67	5,554

Weighted average shares outstanding - diluted	6,014,867	6,472,142	6,031,328	6,586,108

Per Share Data :
Basic
Earnings from continuing operations	$0.21	$0.15	$0.24	$0.47
Loss from discontinued operations, net of tax benefits	0.00	0.00	0.00	(0.02)

Net earnings	$0.21	$0.15	$0.24	$0.45

Diluted
Earnings from continuing operations	$0.21	$0.15	$0.24	$0.47
Loss from discontinued operations, net of tax benefits	0.00	0.00	0.00	(0.02)

Net earnings	$0.21	$0.15	$0.24	$0.45

Awards to purchase 1,037,275 and 796,300 shares of common stock with weighted average exercise prices of $11.08 and $13.39 per share were outstanding during the three-month periods ending September 30, 2009 and September 30, 2008, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase an average of 1,056,717 and 870,642 shares of common stock with weighted average exercise prices of $11.28 and $13.34 per share were outstanding during the nine-month periods ending September 30, 2009 and September 30, 2008, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

k) Comprehensive income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other components of total comprehensive income are the change in the fair value of derivatives accounted for as cash flow hedges and pension costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings	$1,256,954	$976,145	$1,455,281	$2,955,788
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	—	12,000	5,000	23,000
Pensions - reclassification to net earnings during the period	109,361	6,829	328,085	20,487

	$1,366,315	$994,974	$1,788,366	$2,999,275

l) Operating Segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that currently it operates in one segment, as defined in the standards.

m) Derivative Financial Instruments

The Company has had only limited involvement with derivative financial instruments. The Company had one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan.

This interest rate swap was accounted for as a cash flow hedge. This swap expired on April 1, 2009. Gains of $-0- and $12,000 were included in other comprehensive income for the three months ended September 30, 2009 and 2008, respectively. Gains of $5,000 and $23,000 were included in other comprehensive income for the nine months ended September 30, 2009 and 2008, respectively. The original term of the contract was ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At September 30, 2009, the Company had 1,595,025 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended September 30, 2009 and 2008, respectively, the Company recognized $83,907 and $60,069 of share-based compensation, recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. For the nine months ended September 30, 2009 and 2008, respectively, the Company recognized $274,793 and $263,146 of pre-tax share-based compensation expense, recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $13,000 and a $21,000 deferred tax benefit for non-qualified share–based compensation for the nine-month period ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards. The Company’s standard vesting policies provide for immediate vesting at the date of grant.

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

During the three-month periods ended September 30, 2009 and 2008, respectively, the Company received $-0- and $10,848 in cash from stock option exercises. During the nine-month periods ended September 30, 2009 and 2008, respectively, the Company received $-0- and $29,168 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

A summary of options transactions during the nine months ended September 30, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	767,100	$12.35
Granted	212,670	7.92
Exercised	—	—
Lapsed	(161,400)	14.97
Cancelled	(66,125)	11.30

Outstanding September 30, 2009	752,245	$10.63

At September 30, 2009, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $1,800.

There were no options exercised in the three and nine-month periods ended September 30, 2009. Options exercised during the three-month period ended September 30, 2008 had an intrinsic value of $1,647. Options exercised during the nine-month period ended September 30, 2008 had an intrinsic value of $3,307. The weighted average grant date fair value of the Company’s options granted during the three month periods ended September 30, 2009 and 2008 were $1.55 and $1.04, respectively. The weighted average grant date fair value of the Company’s options granted during the nine months ended September 30, 2009 and 2008 was $1.18 and $1.05, respectively.

A summary of stock-settled SARS transactions during the nine months ended September 30, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	273,400	$12.44
Granted	23,630	7.89
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding September 30, 2009	297,030	$12.08

At September 30, 2009, SARS outstanding, all of which were fully vested and exercisable, had no aggregate intrinsic value.

There were no SARS exercised during the three and nine-month periods ended September 30, 2009 and 2008. There were no SARS granted during the three-month periods ended September 30, 2009 and 2008. The weighted average grant date fair value of the Company’s SARS granted during the nine months ended September 30, 2009 and 2008 was $1.05 and $1.03, respectively.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	SARS	Options	SARS	Options
Exercise price
2009	N/A	$8.08	$7.89	$7.63 - $8.08
2008	N/A	$9.04	$9.16	$9.04 - $9.22

Market price
2009	N/A	$8.08	$7.89	$7.63 - $8.08
2008	N/A	$9.04	$9.16	$9.04 - $9.22

Risk free interest rate (1)
2009	N/A	2.8%	2.0%	2.0% - 3.2%
2008	N/A	3.2%	2.8%	2.8% - 3.8%

Expected award life (2)	N/A	5 years	5 years	5-10 years

Expected volatility (3)
2009	N/A	38.2%	30.7%	30.7% - 38.2%
2008	N/A	23.5%	23.5%	23.5% - 26.6%

Expected dividend yield (4)
2009	N/A	6.7%	6.8%	6.7% - 7.1%
2008	N/A	6.0%	5.9%	5.9% - 6.0%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three and nine-month periods ending September 30, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

o) Subsequent Events

The Company evaluated all events or transactions that occurred after September 30, 2009 up through October 21, 2009, the date these financial statements were issued. During this period the Company did not have any material recognizable subsequent events.

NOTE 2 – Recent Accounting Pronouncements:

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the Accounting Standards Codification (“ASC”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on January 1, 2009. Although future transactions involving intangible assets may be impacted by this guidance, it did not impact the Company’s financial statements as the Company did not acquire any intangible assets during the nine months ended September 30, 2009.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations”, which was primarily codified into Topic 805 “Business Combinations” in the ASC. This standard modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. Although this guidance will impact the Company’s accounting for business combinations completed on or after January 1, 2009, it did not impact the Company’s financial statements as the Company did not enter into any business combinations during the nine months ended September 30, 2009.

In June 2009, the FASB issued FAS No. 167 “Amendments to FASB Interpretation No. 46(R)”, which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its financial statements, if any, upon adoption.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, which was primarily codified into Topic 105 “Generally Accepted Accounting Standards” in the ASC. This standard is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. Beginning in the current quarter, this guidance impacts the Company’s financial statements and related disclosures as all references to authoritative accounting literature reflect the newly adopted codification.

NOTE 3 – Long-Term Debt:

	Sept. 30, 2009	December 31, 2008

Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$—	$3,379,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, paid March 31, 2009	—	650,604

	—	4,029,604

Less payments due within one year included in current liabilities	—	650,604

Long-term debt less current maturities	$—	$3,379,000

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (0.85% at September 30, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2009, approximately $85,000 was outstanding under letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan was paid in full on March 31, 2009. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company received a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company paid a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank. This swap agreement expired April 1, 2009.

The credit agreement with Wachovia contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, capital expenditures; working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost - benefits earned during the period	$181,000	$153,000	$544,000	$458,000
Interest cost on projected benefit obligation	263,000	244,000	787,000	732,000
Expected return on plan assets	(212,000)	(351,000)	(635,000)	(1,052,000)
Amortization of prior service cost	8,000	9,000	23,000	25,000
Recognized actuarial loss	161,000	2,000	482,000	8,000

Net periodic pension cost	$401,000	$57,000	$1,201,000	$171,000

Contributions of $1,000,000 were made to the Company’s benefit plans during the nine months ended September 30, 2009. There were no contributions made to the Company’s benefit plans during the nine month period ended September 30, 2008.

NOTE 5 – Supplemental Cash Flow Information:

The Company received a note receivable for $324,606 as partial payment related to the sale of the Sope Creek business during 2008. In the nine months ended September 30, 2009, the Company accepted $64,000 in inventory as partial payment on this note receivable.

Cash paid for income taxes was $867,425 and $1,438,492, respectively, for the nine-month periods ended September 30, 2009 and 2008. Cash paid for interest was $97,650 and $254,243, respectively, for the nine-month periods ended September 30, 2009 and 2008.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Net sales	$—	$—	$—	$281,171
Loss from discontinued operations before income taxes	$—	$18,641	$—	$244,610
Loss from discontinued operations	$—	$8,641	$—	$154,610

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

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 8 – Related Party Transactions:

For the three-month periods ended September 30, 2009 and 2008, the Company expensed approximately $-0- and $16,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services. For the nine-month periods ended September 30, 2009 and 2008, the Company expensed approximately $33,000 and $57,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiaries (a Florida Corporation) as of September 30, 2009, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

Tampa, Florida

October 21, 2009

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $186,000.

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

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2009 and 2008 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Results of Operations

The current economic environment in the United States remains very challenging. A significant number of companies, including many of our customers, have closed locations, reduced headcount or both. Additionally, voluntary employee turnover has been reduced significantly. Fewer available jobs coupled with less attrition resulted in decreased demand for our uniforms and service apparel. Additionally, customers are being more cost conscious and are delaying purchases of new uniforms whenever possible. As a result of these factors, net sales decreased 9.8% from $30,613,175 for the three months ended September 30, 2008 to $27,605,397 for the three months ended September 30, 2009. Net sales decreased 20.2% from $95,595,090 for the nine months ended September 30, 2008 to $76,293,014 for the nine months ended September 30, 2009.

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

Cost of goods sold, as a percentage of sales, approximated 67.5% for the three months ended September 30, 2009 compared to 67.1% for the three months ended September 30, 2008. Cost of goods sold, as a percentage of sales, approximated 67.7% for the nine months ended September 30, 2009 compared to 66.9% for the nine months ended September 30, 2008. The increase as a percentage of sales in the three-month period is primarily attributed to an increase in direct product costs as a percentage of sales (1.2%) offset by the impact of more efficient operations in our value added services area (0.8%). The increase in the nine-month period is primarily attributed to an increase in direct product costs as a percentage of sales (0.6%) combined with the significant reduction in net sales outpacing the reduction in overhead included within cost of sales (0.2%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the three-month periods ended September 30, 2009 and 2008, respectively, were $1,574,284 and $1,773,629. The amounts included in selling and administrative expenses for the nine-month periods ending September 30, 2009 and 2008, respectively, were $4,805,414 and $5,591,519.

Selling and administrative expenses, as a percentage of sales, approximated 26.2% and 27.7% respectively, for the three-month periods ended September 30, 2009 and 2008. Selling and administrative expenses, as a percentage of net sales, were approximately 29.6% and 27.6%, respectively, for the first nine months of 2009 and 2008. The decrease as a percentage of sales in the three-month period is primarily attributed to decreased salaries, wages and benefits other than pensions (4.6%) offset by the impact of lower net sales to cover operating expenses (2.6%) and higher retirement plan expense (0.9%). The increase as a percentage of sales in the nine-month period is primarily attributed to the impact of lower net sales to cover operating expenses (6.0%) and higher retirement plan expense (0.9%) offset by decreased salaries, wages and benefits other than pensions (4.6%).

Interest expense of $28,325 for the three-month period ended September 30, 2009 decreased from $68,511 for the similar period ended September 30, 2008. Interest expense of $93,038 for the nine-month period ended September 30, 2009 decreased from $249,861 for the similar period ended September 30, 2008. The decrease in the three and nine-month periods ended September 30, 2009 is attributed to the reduction in outstanding borrowings in the current periods.

The Company’s effective tax rate for the three months ended September 30, 2009 was 25.9% versus 35.4% for the three months ended September 30, 2008. The Company’s effective tax rate for the nine months ended September 30, 2009 was 27.8% versus 37.9% for the nine months ended September 30, 2008. The decrease in the rate for the three-month period is attributed primarily to a benefit for untaxed foreign income (8.5%) in the current period, a decreased accrual for uncertain tax positions (1.4%), a decreased accrual for state taxes (2.5%), offset by an increase from the impact of permanent differences between book and tax basis earnings related to share-based compensation (0.8%) and other items (2.1%). The decrease in the rate for the nine-month period is attributed primarily to a benefit for untaxed foreign income (8.5%) in the current period, a decreased accrual for uncertain tax positions (1.9%), a decreased accrual for state taxes (1.2%) offset by the increase from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.0%), and other items (0.3%).

Liquidity and Capital Resources

Accounts receivable and other current assets increased 4.2% from $20,054,629 on December 31, 2008 to $20,894,234 as of September 30, 2009 due primarily to higher net sales in the last two months of the current quarter in comparison to the last two months of the fourth quarter of 2008.

Inventories decreased 28.0% from $43,410,146 on December 31, 2008 to $31,269,921 as of September 30, 2009 as a result of inventory reduction measures implemented by management in anticipation of the lower expected net sales.

Accounts payable increased 19.7% from $4,626,789 on December 31, 2008 to $5,537,370 on September 30, 2009. This increase is inconsistent with the significant reduction in inventories discussed above due to the fact that the Company pays for a significant portion of its inventory purchases at the time the goods are shipped from its suppliers. However, the Company does not gain title for these goods until they reach the Company’s location. As a result, a large portion of these purchases are never reflected in accounts payable balances. An additional factor in this increase is attributed to increased purchases that were made just before the end of the current period as we are no longer working to bring inventory levels down significantly.

Other current liabilities decreased 21.9% from $2,518,956 on December 31, 2008 to $1,968,104 on September 30, 2009 primarily due to reductions in accruals related to employee payroll and benefits ($492,000) and lower accruals for customer rebates as a result of the lower net sales in the current period.

Cash and cash equivalents increased by $8,356,592 from $133,152 on December 31, 2008 to $8,489,744 as of September 30, 2009. The Company generated $15,592,585 in cash from operating activities, and utilized $405,019 in investing activities primarily related to fixed asset additions of $729,470 offset by proceeds from disposals of fixed assets of $276,039 and used $6,830,974 in financing activities. Financing activities included the payment of cash dividends as discussed below, net repayment of long-term debt of $4,029,604, in addition to the reacquisition of the Company’s common stock of $358,846.

The Company has a $15,000,000 revolving credit facility with Wachovia Bank, which matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. As of September 30, 2009, the Company had no outstanding balance on its revolving credit facility. The available balance under the credit facility is reduced, however, by its outstanding letters of credit. As of September 30, 2009, the Company had approximately $85,000 outstanding under letters of credit. Interest on the revolving credit facility is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (0.85% at September 30, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The Company is in full compliance with all terms, conditions and covenants of its revolving credit facility.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2009 and 2008, respectively, the Company paid cash dividends of $2,442,524 and $2,673,847. The Company reacquired 49,355 and 256,152 shares of its common stock at a total cost of $358,846 and $2,386,114 in the nine-month periods ended September 30, 2009 and 2008, respectively. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

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

PART II—OTHER INFORMATION

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2009 to July 31, 2009)	8,950	$7.41	8,950
Month #2 (August 1, 2009 to August 31, 2009)	4,457	$8.34	4,457
Month #3 (September 1, 2009 to September 30, 2009)	5,146	$8.11	5,146

TOTAL	18,553	$7.82	18,553	539,260

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

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

Date: October 23, 2009	SUPERIOR UNIFORM GROUP, INC.

	By	/S/ MICHAEL BENSTOCK
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/S/ ANDREW D. DEMOTT, JR.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.