Form 10-K
period 2009-12-31
SUPERIOR UNIFORM GROUP INC
filed 2010-02-26
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

At June 30, 2009, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($7.25) as reported by the NASDAQ Stock Market, was approximately $28.5 million.

The number of shares of common stock outstanding as of February 22, 2010 was 5,909,976 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2009, relating to its Annual Meeting of Shareholders to be held May 4, 2010, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III and portions of the information required by Item 5 of Part II.

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

Superior, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®, UniVogue® and Blade – manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, and commercial markets. There are no significant distinct segments or lines of business. In excess of 95% of Superior’s business consists of the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

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

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 7% of its 2009 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt. As of February 22, 2010, the backlog of all orders that we believe to be firm was approximately $6.7 million, compared to approximately $4.8 million as of February 20, 2009.

Inventory

Superior markets itself to its customers as a “stock house.” Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products. In 2009 and 2008, approximately 62% and 63%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America it could significantly disrupt Superior’s business.

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

Employees

Superior employed 564 persons, of which 558 were full-time employees, as of December 31, 2009.

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

Global financial markets have been experiencing an extreme disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. However, there can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The current tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2009, we had approximately $5.1 million in unfunded or underfunded obligations related to our pension plans.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2009 and 2008 approximately 62% and 63%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast hurricanes during fiscal 2005. While we were not impacted by any hurricane related events during fiscal 2008 or 2009, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Certain of our existing stockholders have significant control.

At December 31, 2009, our executive officers and certain of their family members collectively beneficially owned 35.4% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring stockholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (except as otherwise noted) and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

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

•	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee requiring payment of only a nominal rental fee; used for storage; lease expiring in 2014.

•

San Salvador, El Salvador – Office space of approximately 16,000 square feet; owned by The Office Gurus, a subsidiary of Superior Office Solutions and Fashion Seal Corp., wholly-owned subsidiaries of the Company; used as office space.

•

Miscellaneous – Atlanta, Georgia: leased warehouse and sales office of approximately 10,000 square feet – lease expiring in 2010. (Lease will not be renewed. Facility is now closed); Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company; Dallas, Texas: leased sales office of approximately 2,055 square feet – lease expiring in 2012.

Item 3.	Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which Superior’s common shares are traded is the NASDAQ Stock Market under the symbol “SGC”; said shares have also been admitted to unlisted trading on the Midwest Stock Exchange.

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2009 and 2008 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market (2008-2009) and American Stock Exchange (2008).

	QUARTER ENDED
	2009				2008
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Common Shares:

High	$9.18	$8.16	$9.59	$10.85	$10.64	$10.16	$10.82	$10.60

Low	$4.80	$6.21	$6.65	$7.63	$8.13	$8.21	$8.46	$6.80

Dividends (total for 2009-$0.54; 2008-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

We declared cash dividends of $0.135 per share in each of the quarters for the fiscal years ending December 31, 2008 and 2009. We intend to pay regular quarterly distributions to our common stockholders, the amount of which may change from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Wachovia, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On February 22, 2010, we had 168 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $9.36 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2009 to October 31, 2009)	5,258	$8.41	5,258
Month #2 (November 1, 2009 to November 30, 2009)	92,008	$9.17	92,008
Month #3 (December 1, 2009 to December 31, 2009)	850	$9.88	850

TOTAL	98,116	$9.13	98,116	441,144

(1)	In May 2006, the Board of Directors reset the common stock repurchase program authorization so that the Company could make future repurchases of up to 750,000 of its common shares. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. All such purchases were open market transactions.

Item 6.	Selected Financial Data

The following selected data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2009	2008	2007	2006	2005
Net sales	$102,801,921	$123,745,201	$120,457,891	$123,714,773	$128,068,824

Costs and expenses:
Cost of goods sold	69,583,043	83,402,581	80,837,592	84,385,588	89,674,453
Selling and administrative expenses	30,402,389	34,263,750	33,784,794	33,983,449	35,920,705
Goodwill impairment loss	—	1,617,411	—	—	—
Interest expense	119,607	321,126	329,674	451,026	610,781
Gain on sale of facility	—	—	—	—	(651,944)

	100,105,039	119,604,868	114,952,060	118,820,063	125,553,995

Earnings from continuing operations before taxes on income	2,696,882	4,140,333	5,505,831	4,894,710	2,514,829
Taxes on income	730,000	1,850,000	1,810,000	1,830,000	600,000

Earnings from continuing operations	1,966,882	2,290,333	3,695,831	3,064,710	1,914,829
Loss from discontinued operations, net of taxes	—	(156,560)	(1,146,503)	(867,443)	(670,644)

Net earnings	$1,966,882	$2,133,773	$2,549,328	$2,197,267	$1,244,185

Per Share Data:
Basic
Earnings from continuing operations	$0.33	$0.35	$0.56	$0.45	$0.26
Loss from discontinued operations, net of taxes	0.00	(0.02)	(0.18)	(0.13)	(0.09)

Net earnings	$0.33	$0.33	$0.38	$0.32	$0.17

Diluted
Earnings from continuing operations	$0.33	$0.35	$0.55	$0.45	$0.26
Loss from discontinued operations, net of taxes	0.00	(0.02)	(0.17)	(0.13)	(0.09)

Net earnings	$0.33	$0.33	$0.38	$0.32	$0.17

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$73,567,863	$79,591,277	$87,903,512	$85,158,774	$97,261,057

Long-term debt	$—	$3,379,000	$2,445,604	$2,201,806	$3,979,540

Working capital	$51,474,938	$55,801,578	$59,251,139	$56,411,002	$58,922,055

Shareholders’ equity	$60,118,960	$60,694,873	$72,445,430	$72,102,191	$81,524,754

Item 7.	Management’ s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW: The current economic environment in the United States remains very challenging. A significant number of companies, including many of our customers, have closed locations, reduced headcount or both. Additionally, voluntary employee turnover has been reduced significantly. Fewer available jobs coupled with less attrition resulted in decreased demand for our uniforms and service apparel. Additionally, customers are being more cost conscious and are delaying purchases of new uniforms whenever possible. As a result of these factors, 2009 net sales decreased by 16.9% in comparison to 2008.

As a result of these significant declines in our revenue, we implemented aggressive cost reduction initiatives to limit the impact on our results of operations. These initiatives were aimed at eliminating nonessential positions, streamlining our existing processes and shifting administrative positions to our Central American subsidiary when possible. As a result of these initiatives, we have eliminated approximately $3.8 million in payroll and related benefits on an annual basis. These specific initiatives were started during the first quarter of 2009 and resulted in total payroll related savings during fiscal 2009 of approximately $2.9 million. These initiatives are in addition to prior year staff reductions.

OPERATIONS: In 2009, net sales decreased 16.9% in comparison to 2008. The decrease in net sales is primarily attributed to the current economic environment in the United States as discussed above.

As a percentage of sales, cost of goods sold was 67.7% in 2009, and 67.4% in 2008. The percentage increase in 2009 as compared to 2008 is primarily attributed to an increase in direct product costs as a percentage of sales (0.3%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the consolidated financial statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for each of the years ended December 31, 2009 and 2008, respectively, were $6,470,000, and $7,354,000.

As a percentage of sales, selling and administrative expenses were 29.6% in 2009 and 27.7% in 2008. The increase in percentage in 2009 as compared to 2008 is attributed to the impact of lower net sales to cover operating expenses (5.4%) and higher retirement plan expense (0.9%) offset by decreased salaries, wages and benefits other than pensions (3.7%) and other cost reduction measures (0.7%).

In connection with the preparation of the Company’s audited financial statements for its fiscal year ending December 31, 2008, the Company completed its annual evaluation of goodwill in accordance with FAS No. 142. As a result, the Company recognized a goodwill impairment loss of $1,617,000 in the fourth quarter of 2008. The decline in fair value that resulted in the impairment was primarily attributed to the significant economic downturn currently being experienced in the United States. After recognition of this impairment loss, there was no goodwill remaining on the Company’s consolidated balance sheet as of December 31, 2008 or 2009.

Interest expense as a percentage of sales was 0.1% in 2009 and 0.3% in 2008. The reduction is attributed to the payoff of all outstanding debt during 2009.

The effective income tax rate in 2009 was 27.1% and in 2008 was 44.7%. The decrease in the rate for 2009 is primarily due to untaxed foreign income (11.9%), the non-deductible portion of the goodwill impairment loss in 2008 (6.1%) offset by other miscellaneous items (0.4%).

The Company reported losses from discontinued operations of 0.0% and 0.1% of sales for the years 2009 and 2008, respectively. During the fourth quarter of 2007, we made a decision to divest Sope Creek. At the beginning of February 2008, we sold the operations of Sope Creek. We do not expect any further losses from the discontinued operations of Sope Creek.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.

Accounts receivable increased 2.8% from $17,464,000 on December 31, 2008 to $17,945,000 as of December 31, 2009. The increase is primarily attributed to increases in receivable from our suppliers ($547,000). The Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. Net sales in the fourth quarter of 2009 were approximately 5.8% lower than net sales in the fourth quarter of 2008. The resultant decrease in receivable was offset by an increase in the aging of outstanding receivables.

Inventories decreased 26.2% from $43,410,000 on December 31, 2008 to $32,054,000 as of December 31, 2009. The decrease is a result of inventory reduction measures implemented by management in anticipation of the lower expected net sales.

Accounts payable increased 17.3% from $4,627,000 on December 31, 2008 to $5,426,000 on December 31, 2009. At the end of 2008, the Company began a significant inventory reduction program. During 2009, the Company reached the desired level of reductions and was actually in a position of increasing inventory levels at year end 2009. As a result, purchases were significantly lower at the end of 2008 in comparison to 2009.

Other current liabilities decreased 11.6% from $2,519,000 on December 31, 2008 to $2,227,000 on December 31, 2009, primarily due to lower accrued salaries and wages.

Long-term pension liability decreased 27.5% from $7,056,000 on December 31, 2008 to $5,116,000 on December 31, 2009 primarily as a result of favorable earnings on pension plan assets in 2009. The Company plans to contribute $1,000,000 to its defined benefit pension plans in 2010.

Cash flows related to discontinued operations are not segregated in the statements of cash flows. Cash flows from operating activities related to discontinued operations were insignificant in 2009 and 2008. Cash flows used in investing and financing activities for discontinued operations were insignificant in 2009 and 2008.

The working capital of the Company at December 31, 2009 was approximately $51,475,000 and the working capital ratio was 7.7:1. At December 31, 2008, the working capital of the Company was approximately $55,802,000 and the working capital ratio was 8.2:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

In 2009, the Company’s percentage of total debt to total debt and equity was 0.0%. In 2008, the Company’s percentage of total debt to total debt and equity was 6.2%.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $1,091,000 and $2,271,000 in the years 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the Company paid cash dividends of approximately $3,253,000 and $3,494,000, respectively, resulting from a quarterly dividend of $.135 per share. In May 2006, the Board of Directors reset the common stock repurchase program authorization so that the Company could make future repurchases of up to 750,000 of its common shares. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 147,471 shares and 617,096 shares of its common stock in the years ended December 31, 2009 and 2008, respectively, with approximate costs of $1,255,000 and $5,712,000, respectively. At December 31, 2009, the Company had 441,144 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2009, cash and cash equivalents increased by approximately $6,232,000. This increase is attributed to approximately $17,456,000 in cash provided from operations, offset by approximately $2,717,000 utilized in investing activities, as well as approximately $8,507,000 utilized in financing activities. Investing activities consisted primarily of approximately $1,997,000 for the acquisition of Blade Sportswear and net additions to property, plant and equipment of $786,000. Financing activities consisted primarily of dividends paid and the repurchase of approximately $1,255,000 of Company stock, as discussed above, and debt payments of approximately $4,058,000.

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (0.83% at December 31, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2009, there were no outstanding letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged.

The credit agreement with Wachovia contains restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2010.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $179,000. The Company’s concentration of risk is also monitored and at year-end 2009, no customers had an account balance greater than 10% of receivables and the five largest customer account balances totaled $5,609,000. The Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $1,333,000 at December 31, 2009.

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

Goodwill Impairment

The Company had $1,617,000 of goodwill on its consolidated balance sheet at December 31, 2008, prior to the completion of our year-end impairment testing. The Company analyzed various discount rates, transaction multiples and cash flows for the reporting unit. As a result of these calculations, we determined that the remaining goodwill was fully impaired and the Company took a charge as a goodwill impairment loss in the amount of $1,617,000. There is no goodwill remaining on the consolidated balance sheet at December 31, 2008 or 2009.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans of 5.99% to 6.13%, were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.5% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. In 2009, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $27,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $94,000 and would have reduced the funded status by $805,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2009, we recognized a net increase in total unrecognized tax benefits of approximately $15,000. As of December 31, 2009, we had an accrued liability of $680,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options and stock appreciation rights in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2009 and 2008 includes the compensation expense for the share-based payments granted in those years. In our share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. We used the Black-Scholes- Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Recent Accounting Pronouncements

In December 2007, the FASB issued guidance related to business combinations. This guidance modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008 and was effective January 1, 2009 for the Company. The initial adoption of this new guidance had no impact on the Company. However, with the completion of the acquisition in the current period, the Company expensed approximately $240,000 of acquisition related expenses that would have been added to the purchase price under previous guidance.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the Accounting Standards Codification (“ASC”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on January 1, 2009. There was no significant impact on the Company as a result of the adoption of this guidance.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2009	2008
Net sales	$102,801,921	$123,745,201
Costs and expenses:
Cost of goods sold	69,583,043	83,402,581
Selling and administrative expenses	30,402,389	34,263,750
Goodwill impairment loss	—	1,617,411
Interest expense	119,607	321,126

	100,105,039	119,604,868

Earnings from continuing operations before taxes on income	2,696,882	4,140,333
Taxes on income	730,000	1,850,000

Earnings from continuing operations	1,966,882	2,290,333
Loss from discontinued operations, net of tax benefits of $-0- and $90,000, respectively	—	(156,560)

Net earnings	$1,966,882	$2,133,773

Per Share Data:
Basic
Earnings from continuing operations	$0.33	$0.35
Loss from discontinued operations, net of tax benefits	0.00	(0.02)

Net earnings	$0.33	$0.33

Diluted
Earnings from continuing operations	$0.33	$0.35
Loss from discontinued operations, net of tax benefits	0.00	(0.02)

Net earnings	$0.33	$0.33

Cash dividends per common share	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

ASSETS
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$6,365,557	$133,152
Accounts receivable, less allowance for doubtful accounts of $570,000 and $575,000, respectively	17,944,529	17,464,279
Inventories	32,053,504	43,410,146
Prepaid expenses and other current assets	2,764,434	2,590,350

TOTAL CURRENT ASSETS	59,128,024	63,597,927
PROPERTY, PLANT AND EQUIPMENT, NET	10,868,296	12,587,454
OTHER INTANGIBLE ASSETS	1,295,859	535,857
DEFERRED INCOME TAXES	2,060,000	2,610,000
OTHER ASSETS	215,684	260,039

	$73,567,863	$79,591,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,426,433	$4,626,789
Accrued expenses	2,226,653	2,518,956
Current portion of long-term debt	—	650,604

TOTAL CURRENT LIABILITIES	7,653,086	7,796,349
LONG-TERM DEBT	—	3,379,000
LONG-TERM PENSION LIABILITY	5,115,817	7,056,055
OTHER LONG-TERM LIABILITIES	680,000	665,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,915,978 and 6,056,754, respectively.	5,915	6,056
Additional paid-in capital	15,436,945	15,486,181
Retained earnings	48,483,697	50,641,401
Accumulated other comprehensive loss, net of tax:
Cash flow hedges	—	(5,000)
Pensions	(3,807,597)	(5,433,765)

TOTAL SHAREHOLDERS’ EQUITY	60,118,960	60,694,873

	$73,567,863	$79,591,277

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity
Balance, January 1, 2008	6,670,650	$6,670	$16,763,987	$56,178,511	$(503,738)	$72,445,430
Common shares issued upon exercise of options	3,200	3	29,165			29,168
Share-based compensation expense			263,146			263,146
Purchase and retirement of common shares	(617,096)	(617)	(1,570,117)	(4,141,639)		(5,712,373)
Cash dividends declared ($.54 per share)				(3,493,707)		(3,493,707)
Comprehensive Income (Loss):
Net earnings				2,133,773		2,133,773
Net change during the period related to:
Cash flow hedges					25,000	25,000
Pensions, net of tax benefit of $2,826,000					(4,960,027)	(4,960,027)

Comprehensive Loss:						(2,801,254)
Adjustment to change measurement date per FAS No. 158, net of tax benefit of $21,000				(35,537)		(35,537)

Balance, December 31, 2008	6,056,754	6,056	15,486,181	50,641,401	(5,438,765)	60,694,873
Common shares issued upon exercise of options	6,595	7	54,002			54,009
Share-based compensation expense			274,793			274,793
Tax benefit from exercise of stock options			5,000			5,000
Purchase and retirement of common shares	(147,471)	(148)	(383,031)	(871,898)		(1,255,077)
Cash dividends declared ($.54 per share)				(3,252,688)		(3,252,688)
Comprehensive Income (Loss):
Net earnings				1,966,882		1,966,882
Net change during the period related to:
Cash flow hedges					5,000	5,000
Pensions, net of taxes of $915,000					1,626,168	1,626,168

Comprehensive Income:						3,598,050

Balance, December 31, 2009	5,915,878	$5,915	$15,436,945	$48,483,697	$(3,807,597)	$60,118,960

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,966,882	$2,133,773
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,947,911	3,235,980
Provision for bad debts	111,743	190,000
Share-based compensation expense	274,793	263,146
Deferred income tax benefit	(365,000)	(513,000)
Gain on sale of property, plant and equipment	(143,786)	(16,266)
Goodwill impairment loss	—	1,617,411
Changes in assets and liabilities, net of business acquisition:
Accounts receivable	128,410	1,016,187
Inventories	12,419,515	3,053,516
Prepaid expenses and other current assets	(330,151)	1,106,796
Other assets	70,385	2,001,285
Accounts payable	46,634	(2,008,623)
Accrued expenses	(287,303)	(5,724)
Pension liability	600,930	(1,709,693)
Other long-term liabilities	15,000	62,000

Net cash provided from operating activities	17,455,963	10,426,788

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,091,284)	(2,271,090)
Disposals of property, plant and equipment	305,390	22,299
Purchase of business	(1,996,552)	—
Other assets	15,000	10,000
Proceeds from sale of assets held for sale	—	233,870
Proceeds from notes receivable collections	51,037	85,684

Net cash used in investing activities	(2,716,409)	(1,919,237)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	13,000,000	66,875,000
Repayment of long-term debt	(17,058,393)	(66,842,202)
Payment of cash dividends	(3,252,688)	(3,493,707)
Proceeds received on exercise of stock options	54,009	29,168
Excess tax benefit from exercise of stock options	5,000	—
Common stock reacquired and retired	(1,255,077)	(5,712,373)

Net cash used in financing activities	(8,507,149)	(9,144,114)

Net increase (decrease) in cash and cash equivalents	6,232,405	(636,563)
Cash and cash equivalents balance, beginning of year	133,152	769,715

Cash and cash equivalents balance, end of year	$6,365,557	$133,152

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2009 and 2008

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®, UniVogue® and Blade – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets. The Company also provides call center services through its indirect subsidiary The Office Gurus®.

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

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2009 and 2008, respectively, were $102,000 and $135,000.

f) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $6,470,000 and $7,354,000 for the years ended December 31, 2009 and 2008, respectively.

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

i) Goodwill and other intangible assets

Goodwill is separately disclosed from other intangible assets in the consolidated balance sheets and is not amortized. We annually evaluate the recoverability of goodwill at December 31st and take into account events or circumstances that warrant revised estimates of useful lives or indicate that impairment exists. At December 31, 2009, there was no goodwill on the consolidated balance sheet. At December 31, 2008, the Company performed its annual goodwill impairment test. The fair value of the reporting unit was estimated based on a discounted projection of future cash flows. Current and future levels of income are considered as well as business trends and market conditions. Due primarily to reduced short-term growth expectations resulting from weakening economic conditions, the analysis indicated the potential for impairment. Therefore, the Company performed the second step and determined that an impairment of goodwill existed. Accordingly, a non-cash charge of $1,617,000 was recognized in the fourth quarter of 2008 for goodwill impairment. After recording this impairment charge, the Company had no goodwill remaining on its consolidated balance sheet at December 31, 2008.

The breakdown of intangible assets as of December 31, 2009 and 2008 was as follows:

	Customer Relationships	Weighted Average Life
December 31, 2009
Cost	$2,689,684	7 years
Accumulated amortization	1,393,825

Net	$1,295,859

December 31, 2008
Cost	$1,667,111	7 years
Accumulated amortization	1,131,254

Net	$535,857

Amortization expense for other intangible assets was $263,000 and $238,000 for each of the years ended December 31, 2009 and 2008, respectively. Amortization expense for other intangible assets is expected to be $385,000 in the year ended December 31, 2010, $206,000 in the year ended December 31, 2011, $146,000 in each of the years ended December 31, 2012, 2013, 2014, and $267,000 thereafter.

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

m) Taxes on income

Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain income tax positions based on our estimate of whether, and the extent to which, additional taxes will be required. We also report interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 7.

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

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At December 31, 2009, the Company had 1,595,025 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

For the years ended December 31, 2009 and 2008, the Company recognized $275,000 and $263,000, respectively, of pre-tax share-based compensation expense, recorded in selling and administrative expense in the consolidated statements of earnings. These expenses were offset by $13,000 and $21,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2009, the Company had no unrecognized compensation cost for share-based awards based upon the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

During the years ended December 31, 2009 and 2008, the Company received $54,000 and $29,000, respectively, in cash from stock option exercises. Tax benefits of $5,000 and $0, respectively, were recognized for these exercises.

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

r) Operating segments

FASB establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed the standard and determined that it has a single reportable segment.

s) Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2009 the Company has no customers with accounts receivable balances greater than 10% of the total accounts receivable. At December 31, 2009 the accounts receivable balances for the Company’s five largest customers totaled $5,609,000 or approximately 31.3% of the total accounts receivable balance. Included in the Company’s consolidated balance sheets at December 31, 2009 and 2008 are receivable balances from a supplier in Haiti totaling $1,333,000 and $844,000, respectively. At December 31, 2008 the Company had one individual customer with accounts receivable balances greater than 10% of the total accounts receivable. This customer owed $2,357,000 or approximately 13.1% of the total accounts receivable balance at December 31, 2008. At December 31, 2008 the accounts receivable balances for the Company’s five largest customers totaled $5,857,000 or approximately 32.5% of the total accounts receivable balance. The Company’s largest customer for the year ended December 31, 2009 had net sales of approximately $6,926,000 or approximately 6.7% of total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2009 had net sales of approximately $24,895,000 or approximately 24.2% of total net sales for the Company. The Company’s largest customer for the year ended December 31, 2008 had net sales of approximately $9,713,000 or approximately 7.8% of total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2008 had net sales of approximately $33,806,000 or approximately 27.3% of total net sales for the Company.

In 2009 and 2008, approximately 62% and 63%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

t) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2009 and 2008, because of the relatively short maturities of these instruments. The carrying amount of long-term debt, including current maturities, approximated fair value as of December 31, 2009 and 2008, based upon terms and conditions currently available to the Company in comparison to terms and conditions of the existing long-term debt.

u) Derivative financial instruments

The Company has had only limited involvement with derivative financial instruments. The Company had one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company received or made payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. As of December 31, 2009, the loan that had been designated as a hedged item has been paid in full. This interest rate swap was accounted for as a cash flow hedge. No gains or losses were included in net earnings during the years ended December 31, 2009 and 2008 related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $5,000 and $25,000 were included in other comprehensive income for the years ended December 31, 2009 and 2008, respectively. The fair market value of the interest rate swap of $5,000 is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008. The original term of the contract was ten years.

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

w) Recent Accounting Pronouncements

In December 2007, the FASB issued guidance related to business combinations. This guidance modifies certain aspects of how the acquiring entity recognizes and measures the identifiable assets, the liabilities assumed and the goodwill acquired in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008 and was effective January 1, 2009 for the Company. The initial adoption of this new guidance had no impact on the Company. However, with the completion of the acquisition in the current period, the Company expensed approximately $240,000 of acquisition related expenses that would have been added to the purchase price under previous guidance.

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”, which was primarily codified into Topic 350 “Intangibles – Goodwill and Other” in the Accounting Standards Codification (“ASC”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures. This guidance must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. This guidance became effective for the Company on January 1, 2009. There was no significant impact on the Company as a result of the adoption of this guidance.

In May 2009, the FASB issued guidance related to subsequent events under ASC 855-10, Subsequent Events. This guidance sets forth the period after the balance sheet date during which management or a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 which amends ASC 105, Generally Accepted Accounting Principles. This guidance states that the ASC will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification’s content will carry the same level of authority. Thus, the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. This is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted ASC 105 as of September 30, 2009 and thus have incorporated the new Codification citations in place of the corresponding references to legacy accounting pronouncements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Measuring Liabilities at Fair Value, which amends ASC 820, Fair Value Measurements and Disclosures. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure the fair value using one or more of the following techniques: a valuation technique that uses the quoted price of the identical liability or similar liabilities when traded as an asset, which would be considered a Level 1 input, or another valuation technique that is consistent with ASC 820. This Update is effective for the first reporting period (including interim periods) beginning after issuance. Thus, we adopted this guidance as of September 30, 2009, which did not have a material impact on our consolidated financial statements.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2009	2008
Balance at the beginning of year	$575,000	$490,000

Provision for bad debts	112,000	190,000

Charge-offs	(126,462)	(112,076)

Recoveries	9,462	7,076

Balance at the end of year	$570,000	$575,000

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2009	2008
Balance at the beginning of year	$434,923	$373,087

Provision for returns and allowances	2,310,602	3,760,961

Actual returns and allowances paid to customers	(2,414,904)	(3,699,125)

Balance at the end of year	$330,621	$434,923

NOTE 4 - Inventories:

	December 31,
	2009	2008
Finished goods	$24,770,636	$34,255,052
Work in process	169,961	118,030
Raw materials	7,112,907	9,037,064

	$32,053,504	$43,410,146

NOTE 5 - Property, Plant and Equipment:

	December 31,
	2009	2008
Land	$1,361,907	$1,377,774
Buildings, improvements and leaseholds	8,158,829	8,593,747
Machinery, equipment and fixtures	46,743,946	45,890,163

	56,264,682	55,861,684
Accumulated depreciation and amortization	45,396,386	43,274,230

	$10,868,296	$12,587,454

Depreciation and amortization charges were approximately $2,685,000 and $2,998,000 in 2009 and 2008, respectively.

NOTE 6 - Long-Term Debt:

	December 31, 2009	December 31, 2008
Note payable to Wachovia, pursuant to revolving credit agreement, maturing June 30, 2010	$—	$3,379,000

6.75% term loan payable to Wachovia, with monthly payments of principal and interest, paid March 31, 2009	—	650,604

	—	4,029,604

Less payments due within one year included in current liabilities	—	650,604

Long-term debt less current maturities	$—	$3,379,000

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (0.83% at December 31, 2009). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2009, there were no outstanding letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan was paid in full on March 31, 2009. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company received a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company paid a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank. This swap agreement expired April 1, 2009.

The credit agreement with Wachovia contains restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2009	2008
Current:
Federal	$980,000	$2,166,000
State and local	115,000	197,000

	1,095,000	2,363,000
Deferred	(365,000)	(513,000)

	$730,000	$1,850,000

The significant components of the deferred income tax asset (liability) are as follows:

	2009	2008
Deferred income tax assets:
Pension accruals	$2,168,000	$3,083,000
Operating reserves and other accruals	1,040,000	1,069,000
Tax carrying value in excess of book basis of goodwill	894,000	1,053,000
Deferred income tax liabilities:
Book carrying value in excess of book basis of property	(1,294,000)	(1,695,000)
Deferred expenses	(748,000)	(900,000)

Net deferred income tax asset	$2,060,000	$2,610,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2009	2008
Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.8	3.1
Effect of change in unrecognized tax benefit	0.6	1.5
Untaxed foreign income	(12.6)	(0.7)
Non-deductible portion of goodwill impairment	—	6.1
Non-deductible share-based employee compensation expense	3.0	1.7
Other items	(0.7)	(1.0)

Effective income tax rate	27.1%	44.7%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2009 and 2008, respectively, we have $680,000 and $665,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $680,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2009	2008
Balance at January 1,	$531,000	$483,000
Additions based on tax positions related to the current year	71,000	77,000
Additions for tax positions of prior years	19,000	24,000
Reductions for tax positions of prior years	(37,000)	(6,000)
Reductions due to lapse of statute of limitations	(43,000)	(47,000)

Balance at December 31,	$541,000	$531,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2009 and 2008, we recorded $35,000 and $38,000 respectively, for interest and penalties, net of tax benefits. During 2009 and 2008, we reduced the liability by $30,000 and $25,000, respectively, of interest and penalties due to lapse of statute of limitations. At December 31, 2009 and 2008, we had $139,000 and $134,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $100,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $1,085,000 million at December 31, 2009. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

The Company recognizes the funded status of its defined benefit postretirement plan in the Company’s consolidated balance sheets.

At December 31, 2009, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $5,116,000 and thus the plans are underfunded.

Prior to December 31, 2008, plan liabilities and the market-related value of our corporate plan assets were determined based on a November 1st measurement date and our factory plan was determined based upon a December 31st measurement date. During 2008, the measurement date of our corporate plan was changed to December 31st. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2009 and 2008:

	December 31,
	2009	2008
Changes in benefit obligation
Benefit obligation at beginning of year	$17,710,000	$16,679,000
Service cost	726,000	702,000
Interest cost	1,049,000	1,088,000
Actuarial (gain) loss	(164,000)	246,000
Benefits paid	(1,531,000)	(1,005,000)

Benefit obligation at end of year	17,790,000	17,710,000

Changes in plan assets
Fair value of plan assets at beginning of year	10,654,000	17,693,000
Actual return on assets	2,551,000	(6,034,000)
Employer contributions	1,000,000	—
Benefits paid	(1,531,000)	(1,005,000)

Fair value of plan assets at end of year	12,674,000	10,654,000

Funded status at end of year	$(5,116,000)	$(7,056,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(5,116,000)	$(7,056,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$5,869,000	$8,381,000
Prior service cost	86,000	115,000

	$5,955,000	$8,496,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2009	2008
Projected benefit obligation	$17,790,000	$17,710,000
Fair value of plan assets	(12,674,000)	(10,654,000)

	$5,116,000	$7,056,000

Components of net periodic benefit cost

	2009	2008
Net periodic benefits cost
Service cost - benefits earned during the period	$726,000	$611,000
Interest cost on projected benefit obligation	1,049,000	976,000
Expected return on plan assets	(846,000)	(1,403,000)
Amortization of prior service cost	30,000	32,000
Recognized actuarial loss	642,000	11,000

Net periodic pension cost after settlements	$1,601,000	$227,000

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $431,000 and $30,000, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2008	6.00%	6.13%	8.00%	8.00%	4.50%	N/A
2009	5.87%	5.87%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2008	6.00%	6.00%	8.00%	8.00%	4.50%	N/A
2009	5.99%	6.13%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2008, 2009 and target allocation for 2010 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation 2010
Investment description	2009	2008
Equity securities	72%	68%	70%
Fixed income	28%	28%	30%
Other	—	4%	—

Total	100%	100%	100%

The Company plans to contribute $1,000,000 to our defined benefit pension plans in 2010.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2010	651,000
2011	652,000
2012	667,000
2013	675,000
2014	682,000
2015-2019	4,131,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2009 and 2008 were approximately $109,000 and $95,000, respectively.

NOTE 9 – Quarterly Results for 2008 and 2009 (Unaudited):

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net sales	$33,282,630	$31,699,285	$30,613,175	$28,150,111

Gross profit	$10,908,577	$10,657,901	$10,064,221	$8,711,920

Earnings (loss) from continuing operations before taxes on income	$1,504,808	$1,970,804	$1,524,786	$(860,065)

Earnings (loss) from continuing operations	$914,808	$1,210,804	$984,786	$(820,065)

Loss from discontinued operations, net of tax benefits	$(113,438)	$(32,531)	$(8,641)	$(1,950)

Net earnings (loss)	$801,370	$1,178,273	$976,145	$(822,015)

Per Share Data:

Basic

Earnings (loss) from continuing operations	$0.14	$0.18	$0.15	$(0.13)

Loss from discontinued operations, net of tax benefits	$(0.02)	$—	$—	$—

Net earnings (loss)	$0.12	$0.18	$0.15	$(0.13)

Diluted

Earnings (loss) from continuing operations	$0.14	$0.18	$0.15	$(0.13)

Loss from discontinued operations, net of tax benefits	$(0.02)	$—	$—	$—

Net earnings (loss)	$0.12	$0.18	$0.15	$(0.13)

Average Outstanding Shares (Basic)	6,670,650	6,611,262	6,459,751	6,149,358

Average Outstanding Shares (Diluted)	6,674,072	6,612,110	6,472,142	6,149,358

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net sales	$23,716,094	$24,971,523	$27,605,397	$26,508,907

Gross profit	$7,406,960	$8,281,737	$8,966,641	$8,563,540

Earnings (loss) before taxes on income	$(702,945)	$1,021,272	$1,696,954	$681,601

Net earnings (loss)	$(502,945)	$701,272	$1,256,954	$511,601

Per Share Data:
Basic
Net earnings (loss)	$(0.08)	$0.12	$0.21	$0.09

Diluted

Net earnings (loss)	$(0.08)	$0.12	$0.21	$0.09

Average Outstanding Shares (Basic)	6,049,182	6,029,936	6,014,666	5,961,436

Average Outstanding Shares (Diluted)	6,049,182	6,029,936	6,014,867	5,995,894

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $321,000 and $385,000 for the years ended December 31, 2009 and 2008, respectively. Long-term lease commitments totaling $243,000 are as follows: 2010 - $189,000; 2011 - $44,000; and 2012—$10,000.

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

NOTE 12 – Share-Based Compensation:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights (“SARS”), restricted stock, performance stock and other share-based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All awards under both plans have been granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the two years ended December 31, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	798,975	$13.26
Granted	210,150	9.13
Exercised	(3,200)	9.12
Lapsed	(162,650)	12.37
Cancelled	(76,175)	13.12

Outstanding December 31, 2008	767,100	$12.35
Granted	212,670	7.92
Exercised	(6,595)	8.19
Lapsed	(161,400)	14.97
Cancelled	(66,125)	11.30

Outstanding December 31, 2009	745,650	$10.65

At December 31, 2009, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $474,453.

Options exercised during the years ended December 31, 2009 and 2008, had intrinsic values of $14,804 and $3,307, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2009 and 2008, was $1.18 and $1.05, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2009:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$7.63-$10.45	384,500	4.01	$8.52
$11.02-$13.78	280,450	2.26	$12.30
$14.00-$17.13	80,700	0.74	$15.11

$7.63-$17.13	745,650	3.00	$10.65

A summary of stock-settled stock appreciation rights transactions during the two years ended December 31, 2009 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	232,000	$13.02
Granted	41,400	9.16
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2008	273,400	$12.44
Granted	23,630	7.89
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2009	297,030	$12.08

At December 31, 2009 SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $68,378.

There were no SARS exercised during the years ended December 31, 2009 and 2008.

The weighted average fair value of SARS granted for each of the years ended December 31, 2009 and 2008 was $1.05 and $1.03, respectively.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2009:

Range of Exercise Price	SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$7.63-$10.45	65,030	3.45	$8.70
$11.02-$13.78	150,000	1.58	$11.97
$14.00-$17.13	82,000	0.08	$14.95

$7.63-$17.13	297,030	1.58	$12.08

At December 31, options and SARS available to issue were 1,595,025 for 2009 and 1,603,800 for 2008. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2009	$7.89	$7.63-$8.08
2008	$9.16	$9.04-$9.22

Market price
2009	$7.89	$7.63-$8.08
2008	$9.16	$9.04-$9.22

Risk free interest rate (1)
2009	2.0%	2.0%-3.2%
2008	2.8%	2.8%-3.8%

Expected award life (2)	5 years	5-10 years

Expected volatility (3)
2009	30.7%	30.7%-38.2%
2008	23.5%	23.5%-26.6%

Expected dividend yield (4)
2009	6.8%	6.7%-7.1%
2008	5.9%	5.9%-6.0%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the two years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2009	2008

Earnings from continuing operations	$1,966,882	$2,290,333
Loss from discontinued operations, net of tax benefits	—	(156,560)

Net earnings used in the computation of basic and diluted earnings per share	$1,966,882	$2,133,773

Weighted average shares outstanding - basic	6,013,805	6,472,755
Common stock equivalents	8,665	4,165

Total weighted average shares outstanding - diluted	6,022,470	6,476,920

Per Share Data:
Basic
Earnings from continuing operations	$0.33	$0.35
Loss from discontinued operations, net of tax benefits	0.00	(0.02)

Net earnings	$0.33	$0.33

Diluted
Earnings from continuing operations	$0.33	$0.35
Loss from discontinued operations, net of tax benefits	0.00	(0.02)

Net earnings	$0.33	$0.33

Awards to purchase an average of 941,950 shares of common stock with a weighted average exercise price of $11.54 per share were outstanding during 2009 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 913,106 shares of common stock with a weighted average exercise price of $13.06 per share were outstanding during 2008, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Accrued Expenses:

	December 31,
	2009	2008
Salaries, wages, commissions and vacation pay	$1,282,775	$1,468,177
Other accrued expenses	943,878	1,050,779

	$2,226,653	$2,518,956

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2009	2008
Income taxes paid	$1,283,344	$1,879,256

Interest paid	$123,897	$328,805

During the year ended December 31, 2009, the Company accepted $64,000 in inventory as partial payment on a note receivable.

During the year ended December 31, 2008, the Company received a note receivable for $324,606 as partial payment related to the sale of the Sope Creek business.

NOTE 16 – Stock Repurchase Plan:

In May 2006, the Board of Directors reset the common stock repurchase program authorization so that the Company could make future repurchases of up to 750,000 of its common shares. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 147,471 shares and 617,096 shares of its common stock in the years ended December 31, 2009 and 2008, respectively, with approximate costs of $1,255,000, and $5,712,000, respectively. At December 31, 2009, the Company had 441,144 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 17 – Acquisition

On November 2, 2009, the Company acquired substantially all of the assets of Blade Sportswear, Inc. (“Blade”), a privately owned company, that specialized in the design, manufacture and distribution of uniforms to major domestic restaurant and foodservice chains throughout the United States with revenues of approximately $4,800,000 (unaudited) in the first nine months of 2009. The acquisition has been accounted for utilizing the purchase method of accounting. The purchase price for this acquisition was $1,997,000 and was allocated as follows:

Accounts Receivable	$720,000
Inventories	999,000
Property, Plant and Equipment	37,000
Other Intangible Assets	1,023,000

Total Assets	$2,779,000

Accounts Payable	$753,000
Long-Term Debt	$29,000

The long-term debt assumed was paid in full during the fourth quarter of 2009. Acquisition expenses of approximately $240,000 were incurred during 2009 and were expensed in selling and administrative expenses in the consolidated statement of earnings for the year ended December 31, 2009. Revenues and expenses of Blade were included in the consolidated financial statements beginning November 2, 2009.

NOTE 18 – Discontinued Operations:

During the fourth quarter of 2007, the Company made a decision to divest Sope Creek. As a result, the related assets of Sope Creek were written down to their estimated fair value less selling costs. The Company completed the sale of its Sope Creek business on February 4, 2008. The Company received $225,000 in cash at closing and a short-term note receivable for $324,606. These proceeds, net of expenses related to the transaction, approximated the carrying value of the assets sold. The results of operations of Sope Creek have been reported as a loss from discontinued operations in the consolidated statements of earnings for the year ended December 31, 2008. The table below summarizes financial results for the Sope Creek business:

	Year Ended December 31,
	2009	2008
Net sales	—	$281,171
Loss from discontinued operations before income taxes	—	$246,560
Loss from discontinued operations	—	$156,560

NOTE 19 – Related Party Transactions:

During the year ended December 31, 2009 and 2008, the Company expensed approximately $63,000 and $70,000, respectively to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Tampa, Florida

February 26, 2010

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

The Company’s directors and executive officers as of December 31, 2009 are listed below:

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

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to beneficial ownership of securities is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2009, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	1,042,680	$11.06	1,595,025

Equity compensation Plans not approved by Security holders	—	—	—

Total	1,042,680	$11.06	1,595,025

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page

(a)	1.	Consolidated Financial Statements

		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:

		Consolidated statements of earnings - years ended December 31, 2009 and 2008	16

		Consolidated balance sheets - December 31, 2009 and 2008	17

		Consolidated statements of shareholders’ equity and comprehensive income (loss) - years ended December 31, 2009 and 2008	18

		Consolidated statements of cash flows - years ended December 31, 2009 and 2008	19

		Notes to consolidated financial statements	20-36

		Independent Auditors’ Report	37

(a)	2.	Financial Statement Schedules

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

DATE: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 26, 2010
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 26, 2010
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, February 26, 2010	Alan D. Schwartz, February 26, 2010
(Chairman)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 26, 2010	Robin Hensley, February 26, 2010
(Director)	(Director)

/s/ Manuel Gaetan	/s/ Sidney Kirschner
Manuel Gaetan, February 26, 2010	Sidney Kirschner, February 26, 2010
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 (File/Film No.: 001-05869/98680627) and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Form 8-A filed on March 20, 2008 (File/Film No.: 001-05869/08700667) and incorporated herein by reference.

4.1	Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed with the Commission as Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 1999 (File/Film No.: 001-05869/99609209) and incorporated herein by reference.

4.2	Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed with the Commission as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 (File/Film No.: 001-05869/752644) and incorporated herein by reference.

4.3	Second Amendment to Loan Agreement and Other Loan Documents between Registrant and First Union filed with the Commission as Exhibit 4.1 and Renewal of Revolving Credit Note filed with the Commission as Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 (File/Film No.: 001-05869/1624119), both of which are incorporated herein by reference.

4.4	Third Amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit Note filed as Exhibit 4.4 to the Registrant’s 2004 Annual Report on Form 10-K (File/Film No.: 001-05869/05684618) and incorporated herein by reference.

4.5	Renewal Revolving Line of Credit Promissory Note between Registrant and Wachovia filed as Exhibit 4.5 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

10.1*	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File/Film No.: 001-05869/06821111), and incorporated herein by reference.

10.2*(1)	Description of bonus plan for executive officers of the Registrant.

10.3*	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 (File No: 33-67604) and incorporated herein by reference.

10.4	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008, filed as Exhibit 10.4 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805) and incorporated herein by reference.

10.5*	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 (File/Film No.: 333-105906/03735570), and incorporated herein by reference.

10.6*	Form of [Incentive] Stock Option Award, filed as Exhibit 10.6 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.7*	Form of Stock Appreciation Right Award, filed as Exhibit 10.7 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.8*	Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.9*	Severance Protection Agreement with Alan Schwartz, dated November 23, 3005, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.10*	Severance Protection Agreement with Peter Benstock, dated November 23, 2005, filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.11*	Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

14.1	Code of Business Ethics, as amended on November 12, 2007, filed as Exhibit 10.9 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensatory plans and arrangements.
(1)	Filed herewith.