Form 10-Q
period 2010-03-31
SUPERIOR UNIFORM GROUP INC
filed 2010-04-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

As of April 21, 2010 the registrant had 5,897,906 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$25,979,862	$23,716,094

Costs and expenses:
Cost of goods sold	17,048,374	16,309,134
Selling and administrative expenses	8,120,797	8,070,128
Interest expense	2,474	39,777

	25,171,645	24,419,039

Earnings (loss) before taxes on income	808,217	(702,945)
Income tax expense (benefit)	300,000	(200,000)

Net earnings (loss)	$508,217	$(502,945)

Weighted average number of shares outstanding during the period
(Basic)	5,908,054	6,049,182
(Diluted)	5,960,009	6,049,182
Per Share Data:
Basic
Net earnings (loss)	$0.09	$(0.08)

Diluted
Net earnings (loss)	$0.09	$(0.08)

Cash dividends per common share	$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009 (1)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,337,426	$6,365,557
Accounts receivable and other current assets	21,532,975	20,708,963
Inventories*	33,791,648	32,053,504

TOTAL CURRENT ASSETS	58,662,049	59,128,024

PROPERTY, PLANT AND EQUIPMENT, NET	10,894,889	10,868,296
OTHER INTANGIBLE ASSETS, NET	1,199,700	1,295,859
DEFERRED INCOME TAXES	2,290,000	2,060,000
OTHER ASSETS	171,068	215,684

	$73,217,706	$73,567,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,170,251	$5,426,433
Other current liabilities	2,182,680	2,226,653

TOTAL CURRENT LIABILITIES	7,352,931	7,653,086

LONG-TERM PENSION LIABILITY	5,028,684	5,115,817
OTHER LONG-TERM LIABILITIES	705,000	680,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding -5,900,156 and 5,915,978, respectively.	5,900	5,915
Additional paid-in capital	15,797,011	15,436,945
Retained earnings	48,060,847	48,483,697
Accumulated other comprehensive loss, net of tax:
Pensions	(3,732,667)	(3,807,597)

TOTAL SHAREHOLDERS’ EQUITY	60,131,091	60,118,960

	$73,217,706	$73,567,863

*	Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Finished goods	$25,068,207	$24,770,636
Work in process	160,552	169,961
Raw materials	8,562,889	7,112,907

	$33,791,648	$32,053,504

(1)	The balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$508,217	$(502,945)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided from operating activities:
Depreciation and amortization	680,271	749,251
Provision for bad debts	44,602	30,139
Share-based compensation expense	381,704	178,706
Deferred income tax benefit	(270,250)	(303,750)
Gain on sales of property, plant and equipment	(37,937)	(136,786)
Changes in assets and liabilities:
Accounts receivable and other current assets	(870,835)	1,786,149
Inventories	(1,738,144)	3,732,853
Other assets	39,211	22,870
Accounts payable	(256,182)	191,790
Accrued expenses	(43,973)	(357,955)
Pension liability	28,047	150,233
Other long-term liabilities	25,000	—

Net cash flows (used in) provided from operating activities	(1,510,269)	5,540,555

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(616,924)	(123,091)
Disposals of property, plant and equipment	44,156	318,823
Proceeds from note receivable collections	7,626	3,412

Net cash (used in) provided from investing activities	(565,142)	199,144

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,035,000	11,917,000
Repayment of long-term debt	(3,035,000)	(15,946,604)
Payment of cash dividends	(797,847)	(816,725)
Proceeds received on exercise of stock options	28,008	—
Common stock reacquired and retired	(182,881)	(124,620)

Net cash used in financing activities	(952,720)	(4,970,949)

Net (decrease) increase in cash and cash equivalents	(3,028,131)	768,750

Cash and cash equivalents balance, beginning of year	6,365,557	133,152

Cash and cash equivalents balance, end of period	$3,337,426	$901,902

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus and The Office Masters. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three months ended March 31, 2010 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2010 and 2009, respectively, were $8,000 and $16,000.

e) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,603,000 and $1,686,000 for the three months ended March 31, 2010 and 2009, respectively.

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

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

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

	Three Months Ended March 31,
	2010	2009
Net earnings (loss) used in the computation of basic and diluted earnings per share	$508,217	$(502,945)

Weighted average shares outstanding - basic	5,908,054	6,049,182
Common stock equivalents	51,955	—

Weighted average shares outstanding - diluted	5,960,009	6,049,182

Per Share Data:
Basic
Net earnings (loss)	$0.09	$(0.08)

Diluted
Net earnings (loss)	$0.09	$(0.08)

Awards to purchase 608,000 and 1,080,000 shares of common stock with weighted average exercise prices of $11.61 and $11.38 per share were outstanding during the three-month periods ending March 31, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended March 31,
	2010	2009
Net earnings (loss)	$508,217	$(502,945)
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	—	5,000
Pensions - reclassification to net earnings during the period	74,930	109,362

	$583,147	$(388,583)

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

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

m) Derivative Financial Instruments

The Company has had only limited involvement with derivative financial instruments. The Company had one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates associated with interest payments on a variable rate term loan.

This interest rate swap was accounted for as a cash flow hedge. This swap expired on April 1, 2009. Gains of $-0- and $5,000 were included in other comprehensive income for the three months ended March 31, 2010 and 2009, respectively. The original term of the contract was ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2010, the Company had 1,580,125 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended March 31, 2010 and 2009, respectively, the Company recognized $382,000 and $179,000 of share-based compensation recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $29,000 and a $9,000 deferred tax benefit for non-qualified share-based compensation for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the three-month periods ended March 31, 2010 and 2009, respectively, the Company received $28,000 and $-0- in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	745,650	$10.65
Granted	130,520	9.80
Exercised	(3,300)	8.49
Lapsed	(68,200)	14.95
Cancelled	(1,400)	11.55

Outstanding March 31, 2010	803,270	$10.16

At March 31, 2010, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $504,086.

Options exercised during the three-month period ended March 31, 2010 had an intrinsic value of $4,806. There were no options exercised in the three-month period ended March 31, 2009. The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2010 and 2009 was $2.29 and $1.05, respectively.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

A summary of SARS transactions during the three months ended March 31, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	297,030	$12.08
Granted	35,980	9.80
Exercised	—	—
Lapsed	(82,000)	14.95
Cancelled	—	—

Outstanding March 31, 2010	251,010	$10.81

At March 31, 2010, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $74,659.

There were no SARS exercised during the three month periods ended March 31, 2010 and 2009. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2010 and 2009 was $2.29 and $1.05, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options
Exercise price
2010	$9.80	$9.80
2009	$7.89	$7.89

Market price
2010	$9.80	$9.80
2009	$7.89	$7.89

Risk free interest rate (1)
2010	2.2%	2.2%
2009	2.0%	2.0%

Expected award life (2)	5 years	5 years

Expected volatility (3)
2010	41.7%	41.7%
2009	30.7%	30.7%

Expected dividend yield (4)
2010	5.5%	5.5%
2009	6.8%	6.8%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

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

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

NOTE 3 – Long-Term Debt:

	March 31, 2010	December 31, 2009

Note payable to Wachovia, pursuant to a revolving credit agreement, maturing June 30, 2010	$—	$—

On March 26, 1999, the Company entered into a 3-year credit agreement with Wachovia Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.60% based upon the one-month LIBOR rate for U.S. dollar based borrowings (0.85% at March 31, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2010, there were no outstanding letters of credit. On March 27, 2001, on April 27, 2004, and again on June 25, 2007, the Company entered into agreements with Wachovia Bank to extend the maturity of the revolving credit agreement. The revolving credit agreement matures on June 30, 2010. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. The remaining terms of the original revolving credit agreement remain unchanged. The Company also entered into a $12,000,000 10-year term loan on March 26, 1999 with the same bank. The term loan was paid in full on March 31, 2009. The term loan carried a variable interest rate of LIBOR plus 0.80% based upon the one-month LIBOR rate for U.S. dollar based borrowings. Concurrent with the execution of the term loan agreement, the Company entered into an interest rate swap with the bank under which the Company received a variable rate of interest on a notional amount equal to the outstanding balance of the term loan from the bank and the Company paid a fixed rate of 6.75% on a notional amount equal to the outstanding balance of the term loan to the bank. This swap agreement expired April 1, 2009.

The credit agreement with Wachovia contains restrictive provisions concerning liabilities to tangible net worth ratio (.75:1), other borrowings, capital expenditures, working capital ratio (2.5:1), and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the various credit agreements.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2010	2009
Service cost - benefits earned during the period	$158,000	$181,000
Interest cost on projected benefit obligation	257,000	262,000
Expected return on plan assets	(252,000)	(211,000)
Amortization of prior service cost	7,000	7,000
Recognized actuarial loss	108,000	161,000

Net periodic pension cost	$278,000	$400,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2010 or 2009.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $26,000 for each of the three-month periods ended March 31, 2010 and 2009. Cash paid for interest was $12,000 and $43,000, respectively for the three-month periods ended March 31, 2010 and 2009.

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

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

NOTE 7 – Related Party Transactions:

For the three-month periods ended March 31, 2010 and 2009, the Company expensed approximately $-0- and $33,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. and subsidiaries (a Florida Corporation) as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/    GRANT THORNTON LLP

Tampa, Florida

April 23, 2010

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the availability of manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $194,000.

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

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatments between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2010 and 2009 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Results of Operations

As a result of the significant declines in our revenues in 2009, we implemented aggressive cost reduction initiatives to limit the impact on our results of operations. These initiatives eliminated nonessential positions, streamlined our existing processes and shifted additional administrative positions to our Central American subsidiary.

The current economic environment in the United States remains very challenging. While we are seeing increased activity, the employment outlook in the United States remains soft. Additionally, voluntary employee turnover at our customers has remained very low. The lack of job growth coupled with less voluntary attrition continues to weigh on the demand for our uniforms and service apparel. Despite these factors, net sales increased 9.5% from $23,716,000 for the three months ended March 31, 2009 to $25,980,000 for the three months ended March 31, 2010. Approximately two thirds of this increase in net sales is attributed to sales to customers acquired as result of our acquisition of Blade in the fourth quarter of 2009 with the balance coming from organic growth.

Cost of goods sold, as a percentage of sales, approximated 65.6% for the three-month period ended March 31, 2010 and 68.8% for the three-month period ended March 31, 2009. The decrease is primarily attributed to a reduction in direct product costs as a percentage of sales (1.3%) as well as more efficient operations in our value added services area (1.7%). The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the quarters ended March 31, 2010 and 2009, respectively, were $1,603,000 and $1,686,000.

Selling and administrative expenses, as a percentage of sales approximated 31.3% for the first three months of 2010 as compared to 34.0% for the first three months of 2009. The decrease as a percentage of sales is attributed primarily to increased sales to cover operating expenses (2.9%); reduced salaries, wages and benefits, net of an increase of $203,000 for option expense in the current period, associated with our cost reduction initiatives, (0.9%); offset by the reduction in gain on sale of fixed assets (0.5%) and other net increases in operating expenses (0.6%).

Interest expense of $2,000 for the three-month period ended March 31, 2010 decreased 95% from $40,000 for the similar period ended March 31, 2009. This decrease is attributed to lower outstanding borrowings in the current period.

The Company’s effective tax rate for the three months ended March 31, 2010 was 37.1% versus 28.5% for the three months ended March 31, 2009. The 8.6% increase in such effective tax rate is attributed primarily to the following: an increase in the quarterly accrual for uncertain tax positions (3.1%), an increase in the rate from the impact of permanent differences between book and tax basis earnings related to share-based compensation (3.3%), and a reduction of the benefit for untaxed foreign income (2.7%), offset by the impact of other items (0.5%).

Liquidity and Capital Resources

Accounts receivable and other current assets increased 4.0% from $20,709,000 on December 31, 2009 to $21,533,000 on March 31, 2010. Accounts receivable, net of allowance increased by $1,468,000 primarily as a result of increased sales in the final month of the first quarter of 2010 in comparison with the final month of the fourth quarter of 2009. Other current assets decreased by $644,000 due to a reduction in prepaid income taxes attributed to application of the 2009 overpayment of $520,000 to the current tax provision for the first quarter of 2010. The remaining decrease in other current assets is attributed to timing of prepayments and is not considered significant.

Inventories increased 5.4% from $32,054,000 on December 31, 2009 to $33,792,000 as of March 31, 2010. This increase is due to planned increases in certain inventory levels initiated by management in order to service anticipated increases in revenues as the economy begins to rebound.

Accounts payable decreased 4.7% from $5,426,000 on December 31, 2009 to $5,170,000 on March 31, 2010. This decrease is primarily attributed to timing of inventory purchases and is not considered significant.

Cash and cash equivalents decreased by $3,029,000 from $6,366,000 on December 31, 2009 to $3,337,000 as of March 31, 2010. The Company used $1,510,000 in cash from operating activities, $565,000 in investing activities primarily related to fixed asset additions of $617,000 and $953,000 in financing activities. Financing activities included the payment of cash dividends and the reacquisition of $183,000 of the Company’s common stock, as discussed below. The Company is in full compliance with all terms, conditions and covenants of the revolving credit facility.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2010 and 2009, respectively, the Company paid cash dividends of $798,000 and $817,000. The Company reacquired 19,022 and 18,452 shares of its common stock at a total cost of $183,000 and $125,000 in the three-month periods ended March 31, 2010 and 2009, respectively, pursuant to its stock repurchase program. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

The Company believes that its cash flows from operating activities together with other capital resources and funds from credit sources will be adequate to meet all of its funding requirements for the remainder of the year and for the foreseeable future.

Our revolving line of credit with Wachovia Bank matures on June 30, 2010. As of March 31, 2010, we had no balance outstanding on our revolving credit facility. We believe we will be able to successfully negotiate and extend our revolving line of credit at a commitment level sufficient to meet our working capital and investment needs when it matures.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (January 1, 2010 to January 31, 2010)	6,102	$9.95	6,102
Month #2 (February 1, 2010 to February 28, 2010)	4,200	$9.59	4,200
Month #3 (March 1, 2010 to March 31, 2010)	8,720	$9.39	8,720

TOTAL	19,022	$9.61	19,022	422,122

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

Under our credit agreement with Wachovia, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2010	SUPERIOR UNIFORM GROUP, INC.

	By	/S/ MICHAEL BENSTOCK
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/S/ ANDREW D. DEMOTT, JR.
Andrew D. Demott, Jr.
Sr. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.