Form 10-Q
period 2010-06-30
SUPERIOR UNIFORM GROUP INC
filed 2010-07-22
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05869

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2010, the Registrant had 5,900,245 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED JUNE 30,

(Unaudited)

		2010	2009

Net sales		$26,629,161	$24,971,523

Costs and expenses:
Cost of goods sold		17,245,178	16,689,786
Selling and administrative expenses		7,845,209	7,235,529
Interest expense		5,604	24,936

		25,095,991	23,950,251

Earnings before taxes on income		1,533,170	1,021,272
Income tax expense		550,000	320,000

Net earnings		$983,170	$701,272

Weighted average number of shares outstanding during the period	(Basic)	5,901,723	6,029,936
	(Diluted)	5,957,641	6,029,936
Per Share Data:
Basic
Net earnings		$0.17	$0.12

Diluted
Net earnings		$0.17	$0.12

Cash dividends per common share		$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

SIX MONTHS ENDED JUNE 30,

(Continued)

(Unaudited)

			2010	2009

Net sales			$52,609,023	$48,687,617

Costs and expenses:
Cost of goods sold			34,293,552	32,998,920
Selling and administrative expenses			15,966,006	15,305,657
Interest expense			8,078	64,713

			50,267,636	48,369,290

Earnings before taxes on income			2,341,387	318,327
Income tax expense			850,000	120,000

Net earnings			$1,491,387	$198,327

Weighted average number of shares outstanding during the period	(Basic	)	5,904,889	6,039,559
	(Diluted	)	5,958,825	6,039,559
Per Share Data:
Basic
Net earnings			$0.25	$0.03

Diluted
Net earnings			$0.25	$0.03

Cash dividends per common share			$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009(1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,157,084	$6,365,557
Accounts receivable and other current assets	20,798,608	20,708,963
Inventories*	31,866,207	32,053,504

TOTAL CURRENT ASSETS	59,821,899	59,128,024

PROPERTY, PLANT AND EQUIPMENT, NET	10,528,435	10,868,296
OTHER INTANGIBLE ASSETS, NET	1,103,541	1,295,859
DEFERRED INCOME TAXES	2,340,000	2,060,000
OTHER ASSETS	207,239	215,684

	$74,001,114	$73,567,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,629,374	$5,426,433
Other current liabilities	2,280,582	2,226,653

TOTAL CURRENT LIABILITIES	7,909,956	7,653,086

LONG-TERM PENSION LIABILITY	4,941,550	5,115,817
OTHER LONG-TERM LIABILITIES	735,000	680,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,901,341 and 5,915,978 shares, respectively.	5,901	5,915
Additional paid-in capital	15,882,982	15,436,945
Retained earnings	48,183,461	48,483,697
Accumulated other comprehensive loss, net of tax:
Pensions	(3,657,736)	(3,807,597)

TOTAL SHAREHOLDERS’ EQUITY	60,414,608	60,118,960

	$74,001,114	$73,567,863

* Inventories consist of the following:
	June 30, 2010 (Unaudited)	December 31, 2009
Finished goods	$24,530,683	$24,770,636
Work in process	91,447	169,961
Raw materials	7,244,077	7,112,907

	$31,866,207	$32,053,504

(1)	The balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,491,387	$198,327
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	1,317,664	1,497,219
Provision for bad debts	111,900	62,950
Share-based compensation expense	408,834	190,886
Deferred income tax benefit	(360,500)	(532,500)
Gain on sales of property, plant and equipment	(45,437)	(136,786)
Changes in assets and liabilities:
Accounts receivable and other current assets	(200,877)	1,585,140
Inventories	187,297	8,191,263
Other assets	(7,473)	60,563
Accounts payable	202,941	104,199
Accrued expenses	53,929	(171,783)
Pension liability	56,094	300,465
Other long-term liabilities	55,000	25,000

Net cash provided from operating activities	3,270,759	11,374,943

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(791,705)	(318,988)
Disposals of property, plant and equipment	51,657	275,584
Proceeds from notes receivable collections	15,250	43,412

Net cash (used in) provided from investing activities	(724,798)	8

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,035,000	11,917,000
Repayment of long-term debt	(3,035,000)	(15,946,604)
Payment of cash dividends	(1,595,055)	(1,630,681)
Proceeds received on exercise of stock options	109,717	—
Common stock reacquired and retired	(269,096)	(213,668)

Net cash used in financing activities	(1,754,434)	(5,873,953)

Net increase in cash and cash equivalents	791,527	5,500,998

Cash and cash equivalents balance, beginning of year	6,365,557	133,152

Cash and cash equivalents balance, end of period	$7,157,084	$5,634,150

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus and The Office Masters. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2010 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2010 and 2009, respectively were $25,000 and $26,000. Advertising costs for the six-month periods ended June 30, 2010 and 2009, respectively were $32,000 and $42,000.

e) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,512,000 and $1,546,000 for the three months ended June 30, 2010 and 2009, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $3,115,000 and $3,231,000, for the six months ended June 30, 2010 and 2009, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings used in the computation of basic and diluted earnings per share	$983,170	$701,272	$1,491,387	$198,327

Weighted average shares outstanding - basic	5,901,723	6,029,936	5,904,889	6,039,559
Common stock equivalents	55,918	—	53,936	—

Weighted average shares outstanding - diluted	5,957,641	6,029,936	5,958,825	6,039,559

Per Share Data :
Basic
Net earnings	$0.17	$0.12	$0.25	$0.03

Diluted
Net earnings	$0.17	$0.12	$0.25	$0.03

Awards to purchase 608,000 and 1,053,000 shares of common stock with weighted average exercise prices of $11.61 and $11.36 per share, were outstanding during the three-month periods ending June 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 608,000 and 1,066,000 shares of common stock with weighted average exercise prices of $11.61 and $11.37 per share, were outstanding during the six-month periods ending June 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$983,170	$701,272	$1,491,387	$198,327
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	—	—	—	5,000
Pensions - reclassification to net earnings during the period	74,931	109,362	149,861	218,274

	$1,058,101	$810,634	$1,641,248	$421,601

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

This interest rate swap was accounted for as a cash flow hedge. This swap expired on April 1, 2009. No gains or losses were included in other comprehensive income for the three months ended June 30, 2010 and 2009, respectively. Gains of $-0- and $5,000 were included in other comprehensive income for the six months ended June 30, 2010 and 2009, respectively. The original term of the contract was ten years.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2010, the Company had 1,568,275 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended June 30, 2010 and 2009, respectively, the Company recognized $27,000 and $12,000 of share-based compensation recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $9,000 and $4,000 deferred tax benefit for non-qualified share–based compensation for the three-month period ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, respectively, the Company recognized $409,000 and $191,000 of share-based compensation recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $38,000 and a $13,000 deferred tax benefit for non-qualified share–based compensation for the six-month period ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the six-month periods ended June 30, 2010 and 2009, respectively, the Company received $110,000 and $-0- in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the six months ended June 30, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	745,650	$10.65
Granted	144,520	9.76
Exercised	(13,200)	8.31
Lapsed	(68,200)	14.95
Cancelled	(3,550)	10.13

Outstanding June 30, 2010	805,220	$10.17

At June 30, 2010, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $476,364.

Options exercised during the three and six-month periods ended June 30, 2010 had intrinsic values of $14,301 and $19,107, respectively. There were no options exercised during the three and six-month periods ended June 30, 2009. The weighted average grant date fair value of the Company’s options granted during the three month periods ended June 30, 2010 and 2009 were $1.94 and $1.03, respectively. The weighted average grant date fair value of the Company’s options granted during the six month periods ended June 30, 2010 and 2009 was $2.26 and $1.05, respectively.

A summary of SARS transactions during the six months ended June 30, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	297,030	$12.08
Granted	35,980	9.80
Exercised	—	—
Lapsed	(82,000)	14.95
Cancelled	—	—

Outstanding June 30, 2010	251,010	$10.81

At June 30, 2010, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $71,629.

There were no SARS exercised during the three-month and six-month periods ended June 30, 2010 and 2009. There were 35,980 and 23,630 SARS granted during the six-month periods ended June 30, 2010 and 2009, respectively. The weighted average grant date fair value of the Company’s SARS granted during the six month periods ended June 30, 2010 and 2009 was $2.29 and $1.05, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30		Six Months Ended June 30
	SARS	Options	SARS	Options

Exercise price
2010	N/A	$9.41	$9.80	$9.41-$9.80
2009	N/A	$7.63	$7.89	$7.63-$7.89

Market price
2010	N/A	$9.41	$9.80	$9.41-$9.80
2009	N/A	$7.63	$7.89	$7.63-$7.89

Risk free interest rate (1)
2010	N/A	3.6%	2.2%	2.2%-3.6%
2009	N/A	3.2%	2.0%	2.0%-3.2%

Expected award life (2)	N/A	10 years	5 years	5-10 years

Expected volatility (3)
2010	N/A	35.3%	41.7%	35.3%-41.7%
2009	N/A	32.2%	30.7%	30.7%-32.2%

Expected dividend yield (4)
2010	N/A	5.7%	5.5%	5.5%-5.7%
2009	N/A	7.1%	6.8%	6.8%-7.1%

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

NOTE 2 – Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU, 2010-06”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. We are currently assessing the impact of ASU 2010-6 and do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

NOTE 3 - Long-Term Debt:

	June 30, 2010	December 31, 2009
Note payable to Wachovia, pursuant to revolving credit agreement, matured June 30, 2010	$—	$—

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$—	$—

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.275% at June 30, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2010, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost - benefits earned during the period	$158,000	$182,000	$316,000	$363,000
Interest cost on projected benefit obligation	256,000	262,000	513,000	524,000
Expected return on plan assets	(252,000)	(212,000)	(504,000)	(423,000)
Amortization of prior service cost	8,000	8,000	15,000	15,000
Recognized actuarial loss	108,000	160,000	216,000	321,000

Net periodic pension cost	$278,000	$400,000	$556,000	$800,000

A contribution of $1,000,000 was made to the Company’s benefit plans during the six months ended June 30, 2010. A contribution of $500,000 was made to the Company’s benefit plans during the six months ended June 30, 2009.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $647,000 and $512,000, respectively, for the six-month periods ended June 30, 2010 and 2009. Cash paid for interest was $20,000 and $69,000, respectively, for the six-month periods ended June 30, 2010 and 2009.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Related Party Transactions:

For the three-month periods ended June 30, 2010 and 2009, the Company expensed approximately $ -0- and $31,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services. For the six-month periods ended June 30, 2010 and 2009, the Company expensed approximately $ -0- and $63,000, respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of June 30, 2010, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
July 22, 2010

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

The current economic environment in the United States remains very challenging. While we are seeing increased activity, the employment outlook in the United States remains soft. Additionally, voluntary employee turnover at our customers has remained very low. The lack of job growth coupled with less voluntary attrition continues to weigh on the demand for our uniforms and service apparel. Despite these factors, net sales increased 6.6% from $24,972,000 for the three months ended June 30, 2009 to $26,629,000 for the three months ended June 30, 2010. The increase in net sales for the quarter is attributed to sales to customers acquired as a result of our acquisition of Blade in the fourth quarter of 2009. Net sales increased 8.1% from $48,688,000 for the six months ended June 30, 2009 to $52,609,000 for the six months ended June 30, 2010. Approximately 74% of this increase is attributed to sales to customers acquired as a result of our acquisition of Blade in the fourth quarter of 2009 with the balance coming from organic growth.

Cost of goods sold, as a percentage of sales, approximated 64.8% for the three months ended June 30, 2010 compared to 66.8% for the three months ended June 30, 2009. The decrease as a percentage of sales in the three-month period is attributed to a reduction in direct product costs as a percentage of sales (1.7%) with the balance coming from more efficient operations in our value added services area. Cost of goods sold, as a percentage of sales, approximated 65.2% for the six months ended June 30, 2010 compared to 67.8% for the six months ended June 30, 2009. The decrease as a percentage of sales in the six-month period is attributed to a reduction in direct product costs as a percentage of sales (1.5%) with the balance coming from more efficient operations in our value added services area. The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the three-month periods ended June 30, 2010 and 2009, respectively, were $1,512,000 and $1,546,000. The amounts included in selling and administrative expenses for the six-month periods ending June 30, 2010 and 2009, respectively, were $3,115,000 and $3,231,000.

Selling and administrative expenses, as a percentage of sales, approximated 29.5% and 29.0% respectively, for the three-month periods ended June 30, 2010 and 2009. The increase as a percentage of sales in the three-month period is attributed primarily to higher salaries, wages and benefits in the current period (2.0%) and other miscellaneous increases in expenses as a percentage of sales (0.5%); offset by increased sales to cover operating expenses (2.0%). Selling and administrative expenses, as a percentage of net sales, were approximately 30.3% and 31.4%, respectively, for the first six months of 2010 and 2009. The decrease as a percentage of sales in the six-month period is attributed primarily to increased sales to cover operating expenses (2.4%); offset by higher share based compensation expense in the current period (0.4%), a reduction in gain on sale of fixed assets (0.2%), and other miscellaneous increases in expenses as a percentage of sales (0.7%).

Interest expense of $6,000 for the three-month period ended June 30, 2010 decreased 76.0% from $25,000 for the three-month period ended June 30, 2009. Interest expense of $8,000 for the six-month period ended June 30, 2010 decreased 87.7% from $65,000 for the six-month period ended June 30, 2009. The decreases in the three and six-month periods ended June 30, 2010 are attributed to lower borrowings outstanding.

The Company’s effective tax rate for the three months ended June 30, 2010 was 35.9% versus 31.3% for the three months ended June 30, 2009. The 4.6% increase in such effective tax rate is attributed primarily to the following: an increase in the rate from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.5%), a reduction in the benefit for untaxed foreign income (3.0%), and the impact of other items (0.5%); offset by a decrease in the quarterly accrual for uncertain tax positions (0.4%). The Company’s effective tax rate for the six months ended June 30, 2010 was 36.3% versus 37.7% for the six months ended June 30, 2009. The 1.4% decrease in such effective tax rate is attributed primarily to the following: a decrease in the quarterly accrual for uncertain tax positions (5.6%) and the impact of other items (0.3%); offset by an increase in the rate from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.5%), and a reduction in the benefit for untaxed foreign income (3.0%).

Liquidity and Capital Resources

Accounts receivable and other current assets increased 0.4% from $20,709,000 on December 31, 2009 to $20,799,000 as of June 30, 2010 primarily as a result of increased sales.

Inventories decreased 0.6% from $32,054,000 on December 31, 2009 to $31,866,000 as of June 30, 2010.

Accounts payable increased 3.7% from $5,426,000 on December 31, 2009 to $5,629,000 on June 30, 2010.

Other current liabilities increased 2.4% from $2,227,000 on December 31, 2009 to $2,281,000 on June 30, 2010.

Cash and cash equivalents increased by $791,000 from $6,366,000 on December 31, 2009 to $7,157,000 as of June 30, 2010. The Company generated $3,271,000 in cash from operating activities, utilized $725,000 in investing activities primarily related to fixed asset additions of $792,000 and utilized $1,754,000 in financing activities. Financing activities included the payment of cash dividends and the reacquisition of $269,000 of the Company’s common stock, as discussed below.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2010 and 2009, respectively, the Company paid cash dividends of $1,595,000 and $1,631,000. The Company reacquired 27,737 and 30,802 shares of its common stock at a total cost of $269,000 and $214,000 in the six-month periods ended June 30, 2010 and June 30, 2009, respectively, pursuant to its stock repurchase program. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.275% at June 30, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2010, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2010 to April 30, 2010)	2,900	$9.80	2,900
Month #2 (May 1, 2010 to May 31, 2010)	3,293	$9.87	3,293
Month #3 (June 1, 2010 to June 30, 2010)	2,522	$10.03	2,522

TOTAL	8,715	$9.89	8,715	413,407

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

Under our credit agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

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

Date: July 22, 2010	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Exec. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Revolving Loan Agreement dated June 25, 2010 by and between Superior Uniform Group, Inc. and Fifth Third Bank.

10.2	Revolving Line of Credit Promissory Note dated June 25, 2010 in the original principal amount of $15,000,000 payable by Superior Uniform Group, Inc. to Fifth Third Bank.

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.