Form 10-Q
period 2010-09-30
SUPERIOR UNIFORM GROUP INC
filed 2010-10-21
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05869

SUPERIOR UNIFORM GROUP, INC.

Florida	11-1385670
Incorporated	Employer Identification No.

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

As of October 18, 2010, the Registrant had 5,926,301 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

			2010	2009

Net sales			$27,301,355	$27,605,397

Costs and expenses:
Cost of goods sold			17,357,408	18,638,756
Selling and administrative expenses			7,953,631	7,241,362
Interest expense			8,228	28,325

			25,319,267	25,908,443

Earnings before taxes on income			1,982,088	1,696,954
Income tax expense			610,000	440,000

Net earnings			$1,372,088	$1,256,954

Weighted average number of shares outstanding during the period	(Basic	)	5,900,595	6,014,666
	(Diluted	)	5,954,578	6,014,867
Per Share Data:
Basic
Net earnings			$0.23	$0.21

Diluted
Net earnings			$0.23	$0.21

Cash dividends per common share			$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

(Unaudited)

			2010	2009

Net sales			$79,910,378	$76,293,014

Costs and expenses:
Cost of goods sold			51,650,960	51,637,676
Selling and administrative expenses			23,919,637	22,547,019
Interest expense			16,306	93,038

			75,586,903	74,277,733

Earnings before taxes on income			4,323,475	2,015,281
Income tax expense			1,460,000	560,000

Net earnings			$2,863,475	$1,455,281

Weighted average number of shares outstanding during the period	(Basic	)	5,903,457	6,031,261
	(Diluted	)	5,957,409	6,031,328
Per Share Data:
Basic
Net earnings			$0.49	$0.24

Diluted
Net earnings			$0.48	$0.24

Cash dividends per common share			$0.405	$0.405

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010 (Unaudited)	December 31, 2009 (1)

CURRENT ASSETS:
Cash and cash equivalents	$10,353,829	$6,365,557
Accounts receivable and other current assets	19,366,370	20,708,963
Inventories*	30,929,183	32,053,504

TOTAL CURRENT ASSETS	60,649,382	59,128,024

PROPERTY, PLANT AND EQUIPMENT, NET	9,816,575	10,868,296
OTHER INTANGIBLE ASSETS, NET	1,007,384	1,295,859
DEFERRED INCOME TAXES	1,910,000	2,060,000
OTHER ASSETS	191,805	215,684

	$73,575,146	$73,567,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,776,951	$5,426,433
Other current liabilities	3,297,347	2,226,653

TOTAL CURRENT LIABILITIES	9,074,298	7,653,086

LONG-TERM PENSION LIABILITY	2,550,357	5,115,817
OTHER LONG-TERM LIABILITIES	700,000	680,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,910,927 and 5,915,978 shares, respectively.	5,911	5,915
Additional paid-in capital	16,123,002	15,436,945
Retained earnings	48,704,384	48,483,697
Accumulated other comprehensive loss, net of tax:
Pensions	(3,582,806)	(3,807,597)

TOTAL SHAREHOLDERS’ EQUITY	61,250,491	60,118,960

	$73,575,146	$73,567,863

* Inventories consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Finished goods	$23,642,172	$24,770,636
Work in process	73,611	169,961
Raw materials	7,213,400	7,112,907

	$30,929,183	$32,053,504

(1)	The balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$2,863,475	$1,455,281
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	1,943,849	2,213,439
Provision for bad debts	181,113	88,198
Share-based compensation expense	532,220	274,793
Deferred income tax provision (benefit)	29,250	(256,250)
Gain on sales of property, plant and equipment	(54,437)	(136,786)
Changes in assets and liabilities:
Accounts receivable and other current assets	1,175,273	(1,081,543)
Inventories	1,124,321	12,204,225
Other assets	(5,164)	40,801
Accounts payable	350,518	910,581
Accrued expenses	1,070,694	(545,852)
Pension liability	(2,219,919)	450,698
Other long-term liabilities	20,000	(25,000)

Net cash provided from operating activities	7,011,193	15,592,585

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(609,875)	(729,470)
Disposals of property, plant and equipment	60,659	276,039
Other assets	—	5,000
Proceeds from notes receivable collections	15,250	43,412

Net cash used in investing activities	(533,966)	(405,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,035,000	11,917,000
Repayment of long-term debt	(3,035,000)	(15,946,604)
Payment of cash dividends	(2,391,831)	(2,442,524)
Proceeds received on exercise of stock options	245,899	—
Common stock reacquired and retired	(343,023)	(358,846)

Net cash used in financing activities	(2,488,955)	(6,830,974)

Net increase in cash and cash equivalents	3,988,272	8,356,592

Cash and cash equivalents balance, beginning of year	6,365,557	133,152

Cash and cash equivalents balance, end of period	$10,353,829	$8,489,744

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)	Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus and The Office Masters. They also include Superior Office Solutions S.A. and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2010 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2010 and 2009, respectively were $14,000 and $10,000. Advertising costs for the nine-month periods ended September 30, 2010 and 2009, respectively were $46,000 and $52,000.

e)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,537,000 and $1,574,000 for the three months ended September 30, 2010 and 2009, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $4,652,000 and $4,805,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings used in the computation of basic and diluted earnings per share	$1,372,088	$1,256,954	$2,863,475	$1,455,281

Weighted average shares outstanding - basic	5,900,595	6,014,666	5,903,457	6,031,261
Common stock equivalents	53,983	201	53,952	67

Weighted average shares outstanding - diluted	5,954,578	6,014,867	5,957,409	6,031,328

Per Share Data:
Basic
Net earnings	$0.23	$0.21	$0.49	$0.24

Diluted
Net earnings	$0.23	$0.21	$0.48	$0.24

Awards to purchase 401,125 and 1,037,000 shares of common stock with weighted average exercise prices of $12.18 and $11.08 per share were outstanding during the three-month periods ending September 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase an average of 539,175 and 1,057,000 shares of common stock with weighted average exercise prices of $11.75 and $11.28 per share were outstanding during the nine-month periods ending September 30, 2010 and 2009, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$1,372,088	$1,256,954	$2,863,475	$1,455,281
Other comprehensive income:
Net unrealized gain during the period related to cash flow hedges	—	—	—	5,000
Pensions - reclassification to net earnings during the period	74,930	109,361	224,791	328,085

	$1,447,018	$1,366,315	$3,088,266	$1,788,366

l)	Operating Segments

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

This interest rate swap was accounted for as a cash flow hedge. This swap expired on April 1, 2009. No gains or losses were included in other comprehensive income for the three months ended September 30, 2010 and 2009, respectively. Gains of $-0- and $5,000 were included in other comprehensive income for the nine months ended September 30, 2010 and 2009, respectively. The original term of the contract was ten years.

n)	Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At September 30, 2010, the Company had 1,557,200 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended September 30, 2010 and 2009, respectively, the Company recognized $123,000 and $84,000 of share-based compensation, recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. For the nine months ended September 30, 2010 and 2009, respectively, the Company recognized $532,000 and $275,000 of share-based compensation, recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $38,000 and a $13,000 deferred tax benefit for non-qualified share–based compensation for the nine-month periods ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the three-month periods ended September 30, 2010 and 2009, respectively, the Company received $136,000 and $-0- in cash from stock option exercises. During the nine-month periods ended September 30, 2010 and 2009, respectively, the Company received $246,000 and $-0- in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the nine months ended September 30, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	745,650	$10.65
Granted	199,970	9.76
Exercised	(30,174)	8.15
Lapsed	(105,875)	14.41
Cancelled	(10,250)	10.39

Outstanding September 30, 2010	799,321	$10.03

At September 30, 2010, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $222,955.

Options exercised during the three and nine-month periods ended September 30, 2010 had intrinsic values of $22,924 and $42,031, respectively. There were no options exercised in the three and nine-month periods ended September 30, 2009. The weighted average grant date fair value of the Company’s options granted during the three month periods ended September 30, 2010 and 2009 was $2.23 and $1.55, respectively. The weighted average grant date fair value of the Company’s options granted during the nine month periods ended September 30, 2010 and 2009 was $2.25 and $1.18, respectively.

A summary of SARS transactions during the nine months ended September 30, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	297,030	$12.08
Granted	35,980	9.80
Exercised	—	—
Lapsed	(82,000)	14.95
Cancelled	—	—

Outstanding September 30, 2010	251,010	$10.81

At September 30, 2010, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $31,311.

There were no SARS exercised during the three and nine-month periods ended September 30, 2010 and 2009. There were no SARS granted during the three-month periods ended September 30, 2010 and 2009. The weighted average grant date fair value of the Company’s SARS granted during the nine months ended September 30, 2010 and 2009 was $2.29 and $1.05, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	SARS	Options	SARS	Options
Exercise price
2010	N/A	$9.76	$9.80	$9.41 - $9.80
2009	N/A	$8.08	$7.89	$7.63 - $8.08

Market price
2010	N/A	$9.76	$9.80	$9.41 - $9.80
2009	N/A	$8.08	$7.89	$7.63 - $8.08

Risk free interest rate (1)
2010	N/A	1.5%	2.2%	1.5% - 3.6%
2009	N/A	2.8%	2.0%	2.0% - 3.2%

Expected award life (2)	N/A	5 years	5 years	5-10 years

Expected volatility (3)
2010	N/A	42.1%	41.7%	35.3% - 42.1%
2009	N/A	38.2%	30.7%	30.7% - 38.2%

Expected dividend yield (4)
2010	N/A	5.5%	5.5%	5.5% - 5.7%
2009	N/A	6.7%	6.8%	6.7% - 7.1%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three and nine-month periods ending September 30, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 2 – Recent Accounting Pronouncements:

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU, 2010-06”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on our condensed consolidated financial statements.

NOTE 3 – Long-Term Debt:

	September 30, 2010	December 31, 2009

Note payable to Wachovia, pursuant to revolving credit agreement, matured June 30, 2010	$—	$—

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$—	$—

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.16% at September 30, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2010, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost - benefits earned during the period	$158,000	$181,000	$474,000	$544,000
Interest cost on projected benefit obligation	257,000	263,000	770,000	787,000
Expected return on plan assets	(306,000)	(212,000)	(810,000)	(635,000)
Amortization of prior service cost	8,000	8,000	23,000	23,000
Recognized actuarial loss	107,000	161,000	323,000	482,000

Net periodic pension cost	$224,000	$401,000	$780,000	$1,201,000

Contributions of $3,000,000 were made to the Company’s benefit plans during the nine months ended September 30, 2010. Contributions of $1,000,000 were made to the Company’s benefit plans during the nine months ended September 30, 2009.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $1,327,000 and $867,000, respectively, for the nine-month periods ended September 30, 2010 and 2009. Cash paid for interest was $26,000 and $98,000, respectively, for the nine-month periods ended September 30, 2010 and 2009.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Related Party Transactions:

For the nine-month periods ended September 30, 2010 and 2009, the Company expensed approximately $-0- and $63,000 respectively, to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of September 30, 2010, the related condensed consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

Tampa, Florida October 21, 2010

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $171,000.

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

Results of Operations

The current economic environment in the United States remains very challenging. While we are seeing increased activity, the employment outlook in the United States remains soft. Additionally, voluntary employee turnover at our customers has remained very low. The lack of job growth coupled with less voluntary attrition continues to weigh on the demand for our uniforms and service apparel. As a result of these factors, offset by approximately $1,678,000 in net sales to customers acquired as a result of our acquisition of Blade Sportswear, Inc. in the fourth quarter of 2009, net sales decreased 1.1% from $27,605,000 for the three months ended September 30, 2009 to $27,301,000 for the three months ended September 30, 2010. Net sales increased 4.7% from $76,293,000 for the nine months ended September 30, 2009 to $79,910,000 for the nine months ended September 30, 2010. Net sales for the nine months ended September 30, 2010 included approximately $4,563,000 to customers acquired as a result of our acquisition of Blade in the fourth quarter of 2009.

Cost of goods sold, as a percentage of sales, approximated 63.6% for the three months ended September 30, 2010 compared to 67.5% for the three months ended September 30, 2009. Cost of goods sold, as a percentage of sales, approximated 64.6% for the nine months ended September 30, 2010 compared to 67.7% for the nine months ended September 30, 2009. The decrease as a percentage of sales in the three-month period is attributed to a reduction in direct product costs. The decrease as a percentage of sales in the nine-month period is primarily attributed to a reduction in direct product costs (3.1%) with the balance coming from more efficient operations in our value added services area.

Selling and administrative expenses, as a percentage of sales, approximated 29.1% and 26.2% respectively, for the three-month periods ended September 30, 2010 and 2009. Selling and administrative expenses, as a percentage of net sales, were approximately 29.9% and 29.6%, respectively, for the first nine months of 2010 and 2009. The increase as a percentage of sales in the three-month period is primarily attributed to higher salaries, wages and benefits as a percentage of net sales in the current period (3.0%). The increase as a percentage of sales in the nine-month period is primarily attributed to higher salaries, wages and benefits as a percentage of net sales in the current period (0.6%) which was offset by higher net sales to cover operating expenses.

Interest expense of $8,000 for the three-month period ended September 30, 2010 decreased from $28,000 for the three-month period ended September 30, 2009. Interest expense of $16,000 for the nine-month period ended September 30, 2010 decreased from $93,000 for the nine-month period ended September 30, 2009. The decreases in the three and nine-month periods ended September 30, 2010 are attributed to lower outstanding borrowings.

The Company’s effective tax rate for the three months ended September 30, 2010 was 30.8% versus 25.9% for the three months ended September 30, 2009. The 4.9% increase in such effective tax rate is attributed primarily to the following: an increase in the rate from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.5%), a reduction in the benefit for untaxed foreign income (3.0%), and the impact of other items (0.4%). The Company’s effective tax rate for the nine months ended September 30, 2010 was 33.8% versus 27.8% for the nine months ended September 30, 2009. The 6.0% increase in such effective tax rate is attributed primarily to the following: a reduction in the benefit for untaxed foreign income (3.0%), an increase in the quarterly accrual for uncertain tax positions (1.7%), an increase in the rate from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.5%), and offset by the impact of other items (0.2%).

Liquidity and Capital Resources

Accounts receivable and other current assets decreased 6.5% from $20,709,000 on December 31, 2009 to $19,366,000 as of September 30, 2010. Accounts receivable, net of allowance decreased $863,000 as a result of an overall improvement in aging of receivables ($387,000) and a reduction in receivables due from our suppliers ($476,000). Other current assets decreased by $480,000 due primarily to timing of prepayments.

Inventories decreased 3.5% from $32,054,000 on December 31, 2009 to $30,929,000 as of September 30, 2010. This decrease is due to timing of receipts of inventory and it is anticipated that we will increase inventory levels during the balance of the year.

Accounts payable increased 6.5% from $5,426,000 on December 31, 2009 to $5,777,000 on September 30, 2010. This increase is primarily due to the timing of inventory purchases.

Other current liabilities increased 48.0% from $2,227,000 on December 31, 2009 to $3,297,000 on September 30, 2010 primarily due to increased accruals for salaries, wages and benefits in the current period ($1,039,000). This increase is attributed to increased accruals for incentive compensation as a result of improved operating performance in the current period ($465,000) and increased accruals for salaries, wages and vacations due to timing ($575,000).

Long term pension liability decreased by 50.2% from $5,116,000 on December 31, 2009 to $2,550,000 on September 30, 2010 due primarily to $3,000,000 in contributions to the plans by the Company in the current year offset by current year accruals of benefits. The Company initially had planned to make $1,000,000 in contributions to the plans in the current year. However, given the underfunded status of the plans and the Company’s cash position, we elected to make an additional $2,000,000 contribution in the current period.

Cash and cash equivalents increased by $3,988,000 from $6,366,000 on December 31, 2009 to $10,354,000 as of September 30, 2010. The Company generated $7,011,000 in cash from operating activities, and utilized $534,000 in investing activities primarily related to fixed asset additions of $610,000, offset by proceeds from disposals of fixed assets of $61,000, and used $2,489,000 in financing activities. Financing activities included the payment of cash dividends as discussed below, in addition to the purchase of $343,000 of the Company’s common stock pursuant to the Company’s share repurchase program.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2010 and 2009, respectively, the Company paid cash dividends of $2,392,000 and $2,443,000. The Company purchased 35,125 and 49,355 shares of its outstanding common stock at a total cost of $343,000 and $359,000 in the nine-month periods ended September 30, 2010 and 2009, respectively, pursuant to the Company’s share repurchase program. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.16% at September 30, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2010, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with this evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2010 to July 31, 2010)	1,170	$10.03	1,170
Month #2 (August 1, 2010 to August 31, 2010)	2,423	$9.98	2,423
Month #3 (September 1, 2010 to September 30, 2010)	3,795	$10.02	3,795

TOTAL	7,388	$10.01	7,388	406,019

(1)	In July 2002, the Company’s Board of Directors authorized the Company to repurchase 750,000 shares of its common stock. Through May 4, 2006, the Company repurchased 728,098 shares of its common stock under such repurchase program. On May 5, 2006, the Company’s Board of Directors approved additional repurchases of 750,000 shares of the Company’s outstanding shares of common stock. Through July 31, 2008, the Company repurchased 625,881 shares of its common stock under such repurchase program. On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

Under our credit agreement with Fifth Third, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

ITEM 3.	Defaults Upon Senior Securities

Inapplicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2010	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Exec. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.