Form 10-K
period 2010-12-31
SUPERIOR UNIFORM GROUP INC
filed 2011-02-25
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($9.80) as reported by the NASDAQ Stock Market, was approximately $37 million.

The number of shares of common stock outstanding as of February 21, 2011 was 5,977,715 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2010, relating to its Annual Meeting of Shareholders to be held May 6, 2011, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III. Exhibit index may be found on Page 40.

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

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 5% of its 2010 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt. As of February 21, 2011, the backlog of all orders that we believe to be firm was approximately $5.5 million, compared to approximately $6.7 million as of February 22, 2010.

Inventory

Superior markets itself to its customers as a “stock house.” Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products. In 2010 and 2009, approximately 54% and 62%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America it could significantly disrupt Superior’s business.

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

Employees

Superior employed 630 persons, of which 626 were full-time employees, as of December 31, 2010.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2010, we had approximately $3.5 million in unfunded or underfunded obligations related to our pension plans.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2010 and 2009 approximately 54% and 62%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast hurricanes during fiscal 2005. While we were not impacted by any hurricane related events during fiscal 2009 or 2010, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Certain of our existing shareholders have significant control.

At December 31, 2010, our executive officers and certain of their family members collectively beneficially owned 35.7% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (none noted as not fully utilized) and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

•	Seminole, Florida – Plant of approximately 60,000 square feet owned by the Company; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping;. The Company expects to exercise its option to extend the lease for an additional 5 year term at a nominal rate.

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

•	Costa Rica – Office space of approximately 1,115 square feet; leased by Superior Office Solutions S.A., wholly-owned subsidiary of Superior Office Solutions; lease expiring in 2013.

•

Miscellaneous – Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company; Dallas, Texas: leased sales office of approximately 2,055 square feet – lease expiring in 2012.

Item 3.	Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which Superior’s common shares are traded is the NASDAQ Stock Market under the symbol “SGC”; said shares have also been admitted to unlisted trading on the Chicago Stock Exchange.

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2010 and 2009 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market.

	QUARTER ENDED
	2010				2009
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$10.40	$10.30	$10.20	$11.35	$9.18	$8.16	$9.59	$10.85

Low	$8.60	$9.00	$8.88	$9.30	$4.80	$6.21	$6.65	$7.63

Dividends (total for 2010-$0.54; 2009-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

We declared cash dividends of $0.135 per share in each of the quarters during the fiscal years ended December 31, 2009 and 2010. We intend to pay regular quarterly distributions to our common shareholders, the amount of which may change from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On February 21, 2011, we had 163 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $10.86 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2010 to October 31, 2010)	3,399	$10.17	3,399
Month #2 (November 1, 2010 to November 30, 2010)	14,471	$10.75	14,471
Month #3 (December 1, 2010 to December 31, 2010)	—	—	—
TOTAL	17,870	$10.64	17,870	388,149

(1)	On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. All such purchases were open market transactions.

Item 6.	Selected Financial Data

The following selected data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2010	2009	2008	2007	2006
Net sales	$105,877,854	$102,801,921	$123,745,201	$120,457,891	$123,714,773

Costs and expenses:
Cost of goods sold	68,411,383	69,583,043	83,402,581	80,837,592	84,385,588
Selling and administrative expenses	31,696,430	30,402,389	34,263,750	33,784,794	33,983,449
Goodwill impairment loss	—	—	1,617,411	—	—
Interest expense	23,041	119,607	321,126	329,674	451,026

	100,130,854	100,105,039	119,604,868	114,952,060	118,820,063

Earnings from continuing operations before taxes on income	5,747,000	2,696,882	4,140,333	5,505,831	4,894,710
Taxes on income	1,940,000	730,000	1,850,000	1,810,000	1,830,000

Earnings from continuing operations	3,807,000	1,966,882	2,290,333	3,695,831	3,064,710
Loss from discontinued operations, net of taxes	—	—	(156,560)	(1,146,503)	(867,443)

Net earnings	$3,807,000	$1,966,882	$2,133,773	$2,549,328	$2,197,267

Per Share Data:
Basic
Earnings from continuing operations	$0.64	$0.33	$0.35	$0.56	$0.45
Loss from discontinued operations, net of taxes	0.00	0.00	(0.02)	(0.18)	(0.13)

Net earnings	$0.64	$0.33	$0.33	$0.38	$0.32

Diluted
Earnings from continuing operations	$0.64	$0.33	$0.35	$0.55	$0.45
Loss from discontinued operations, net of taxes	0.00	0.00	(0.02)	(0.17)	(0.13)

Net earnings	$0.64	$0.33	$0.33	$0.38	$0.32

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$74,193,898	$73,567,863	$79,591,277	$87,903,512	$85,158,774

Long-term debt	$—	$—	$3,379,000	$2,445,604	$2,201,806

Working capital	$53,148,580	$51,474,938	$55,801,578	$59,251,139	$56,411,002

Shareholders’ equity	$61,099,622	$60,118,960	$60,694,873	$72,445,430	$72,102,191

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK: The current economic environment in the United States remains very challenging. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors. Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers. Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel. Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies. We are actively pursuing acquisitions to increase our market share in the image apparel business. We completed the acquisition of Blade uniforms in November 2009 and this resulted in increased revenues of approximately $5.2 million in 2010. It is our intention to continue to seek additional acquisitions that fit into our image apparel business in the future. Secondly, we have diversified our business model to include a sector providing call center services to other businesses. This business sector was initially started to provide these services for the Company at a lower cost structure in order to improve our own operating results. This call center operation, located in El Salvador and Costa Rica, has enabled us to reduce our operating expenses and to more effectively service our customers’ needs. We began selling these services to other companies at the end of 2009 and as a result, we have grown this business from approximately $120,000 in annual revenues in 2009 to approximately $1 million in net sales to outside customers in 2010. We are aggressively marketing this service to others at this point and see this area as a growth sector in 2011 and beyond. Finally, we are pursuing new product lines to enhance our market position in the image apparel business. Toward this end, we entered into a new licensing agreement in January of 2011. This new licensing agreement provides us with access to patented technology which will allow us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses. We believe that this new product line will provide us with the opportunity for significant growth in our image apparel business in the future. We expect to begin generating revenues from this new product line in the fourth quarter of 2011.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, has created concerns about availability in addition to increased costs for our products. While we have been able to pass on a portion of these price increases to our customers, we expect that this could negatively impact our gross margins in 2011.

OPERATIONS: Net sales increased from $102,802,000 in 2009 to $105,878,000 in 2010. Approximately $5.2 million of increased sales came from the acquisition of Blade in the fourth quarter of 2009. Additionally, our net sales from our call center operations increased by approximately $895,000. These increases were offset by a decrease of $2.9 million in net sales as one of our customers eliminated their uniform program in 2010. This customer provided net sales in 2010 of approximately $725,000 prior to the termination of the program.

As a percentage of sales, cost of goods sold was 64.6% in 2010, and 67.7% in 2009. The percentage decrease in 2010 as compared to 2009 is primarily attributed to improved sourcing of product during late 2009 and the first half of 2010. The Company’s gross margins may not be comparable with other entities, since some entities include all of the cost related to their distribution network in cost of goods sold. As disclosed in Note 1 to the consolidated financial statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for each of the years ended December 31, 2010 and 2009 were $6,084,000, and $6,470,000, respectively.

As a percentage of sales, selling and administrative expenses were 29.9% in 2010 and 29.6% in 2009. The increase in percentage in 2010 as compared to 2009 is attributed to higher salaries, wages and benefits as a percentage of net sales in 2010 (1.3%). The increase in salaries, wages and benefits as a percentage of sales is attributed to higher incentive earnings in the current year as a result of improved operating results (1.2%). This increase was offset by higher net sales to cover operating expenses (0.9%).

The effective income tax rate in 2010 was 33.8% and in 2009 was 27.1%. The 6.7% increase in such effective tax rate is attributed primarily to the following: a reduction in the benefit for untaxed foreign income (6.1%), and the impact of other items (0.6%). The reduction in the benefit for untaxed foreign income is attributed to the overall higher pre-tax income earned by the Company in 2010. During the years ended December 31, 2010 and 2009, the Company did not recognize deferred income taxes on foreign income of $1,015,000 and $1,085,000, respectively, due to the fact that these amounts are considered to be reinvested indefinitely in the foreign subsidiaries. We do not expect to receive a significant benefit from untaxed foreign income in 2011 unless we end up making significant additional investments in those subsidiaries. Therefore, our effective tax rate will likely increase in 2011.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides it with the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. The Company has no debt outstanding at December 31, 2010. Additionally, we have a $15 million revolving credit facility available for use in the event we should need it.

Accounts receivable increased 1.4% from $16,300,000 on December 31, 2009 to $16,523,000 as of December 31, 2010. The increase is primarily attributed to increased sales in the current year.

Accounts receivable - other decreased 22.6% from $1,645,000 on December 31, 2009 to $1,274,000 as of December 31, 2010. Accounts receivable-other consists primarily of receivables from certain of the Company’s suppliers. As a result of the earthquake in Haiti in January of 2010, the Company shifted a portion of its production to a different supplier in Central America. The supplier in Central America is not on the same program for advances as the former supplier in Haiti. The Company maintains title to the raw materials in Central America. This change in operations led to the decrease in other receivables.

Inventories decreased 3.2% from $32,054,000 on December 31, 2009 to $31,030,000 as of December 31, 2010. The decrease is a result of the timing of receipts of inventory. As discussed above, cotton shortages are being experienced worldwide. We have placed increased order levels for these raw materials in order to meet our expected demands. As of December 31, 2010, we have approximately $2,236,000 included in prepaid expenses for deposits on raw material inventories as compared to $781,000 at December 31, 2009. We anticipate that we will increase our inventories over the coming year in order to effectively service our customers.

Accounts payable decreased 5.9% from $5,426,000 on December 31, 2009 to $5,104,000 on December 31, 2010. This decrease was primarily due to timing of inventory purchases.

Other current liabilities increased 66.7% from $2,227,000 on December 31, 2009 to $3,713,000 on December 31, 2010, due primarily to an increase in incentive compensation payable at year end of $1,271,000. This amount will be paid in the first quarter of 2011.

Long-term pension liability decreased 30.9% from $5,116,000 on December 31, 2009 to $3,535,000 on December 31, 2010. The Company contributed $3,000,000 to its benefit plans in 2010. This amount was initially planned to be $1,000,000. However, management evaluated its cash position as well as the funded status of its plans and determined that the best use of this excess cash would be to increase its contributions. In addition to the contributions, the plans earned $1,618,000 on their assets in 2010. These reductions in the net liability were offset by 2010 interest and service costs of $1,659,000 as well as the impact of a reduction in the year end discount rate on the plans from 5.87% at December 31, 2009 to 5.49% to 5.28% at December 31, 2010. This change in the discount rates increased the year end liability by approximately $1,319,000.

At December 31, 2010, the working capital of the Company was approximately $53,100,000 and the working capital ratio was 7.0:1. The working capital of the Company at December 31, 2009 was approximately $51,475,000 and the working capital ratio was 7.7:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $771,000 and $1,091,000 in 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, the Company paid cash dividends of approximately $3,196,000 and $3,253,000, respectively, resulting from quarterly dividends of $.135 per share. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 52,995 shares and 147,471 shares of its common stock in the years ended December 31, 2010 and 2009, respectively, with approximate costs of $533,000 and $1,255,000, respectively. At December 31, 2010, the Company had 388,149 shares remaining for purchase under its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2010, cash and cash equivalents increased by approximately $2,742,000. This increase is attributed to approximately $6,455,000 in cash provided from operations, offset by approximately $609,000 utilized in investing activities, as well as approximately $3,104,000 utilized in financing activities. Investing activities consisted primarily of approximately $711,000 for net additions to property, plant and equipment. Financing activities consisted primarily of dividends paid and the repurchase of approximately $533,000 of Company stock, as discussed above.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.16% at December 31, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2010, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2011.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $165,000. The Company’s concentration of risk is also monitored and at year-end 2010, one customer had an account balance greater than 10% of receivables and the five largest customer account balances totaled $5,600,000. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $1,201,000 at December 31, 2010. This amount is included in accounts receivable-other on the consolidated balance sheet.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans of 5.28% to 5.54% were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

The 4.5% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. In 2010, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $34,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $114,000 and would have reduced the funded status by $815,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2010, we recognized a net increase in total unrecognized tax benefits of approximately $62,000. As of December 31, 2010, we had an accrued liability of $742,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2010	2009
Net sales	$105,877,854	$102,801,921

Costs and expenses:
Cost of goods sold	68,411,383	69,583,043
Selling and administrative expenses	31,696,430	30,402,389
Interest expense	23,041	119,607

	100,130,854	100,105,039

Earnings before taxes on income	5,747,000	2,696,882
Taxes on income	1,940,000	730,000

Net earnings	$3,807,000	$1,966,882

Per Share Data:
Basic
Net earnings	$0.64	$0.33

Diluted
Net earnings	$0.64	$0.33

Cash dividends per common share	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

ASSETS

	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$9,107,461	$6,365,557
Accounts receivable, less allowance for doubtful accounts of $600,000 and $570,000, respectively	16,523,061	16,299,922
Accounts receivable - other	1,274,209	1,644,607
Inventories	31,029,947	32,053,504
Prepaid expenses and other current assets	4,030,708	2,764,434

TOTAL CURRENT ASSETS	61,965,386	59,128,024
PROPERTY, PLANT AND EQUIPMENT, NET	9,463,884	10,868,296
OTHER INTANGIBLE ASSETS	911,225	1,295,859
DEFERRED INCOME TAXES	1,680,000	2,060,000
OTHER ASSETS	173,403	215,684

	$74,193,898	$73,567,863

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,103,768	$5,426,433
Accrued expenses	3,713,038	2,226,653

TOTAL CURRENT LIABILITIES	8,816,806	7,653,086
LONG-TERM PENSION LIABILITY	3,535,470	5,115,817
OTHER LONG-TERM LIABILITIES	742,000	680,000
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,959,975 and 5,915,878, respectively.	5,960	5,915
Additional paid-in capital	16,753,094	15,436,945
Retained earnings	48,402,710	48,483,697
Accumulated other comprehensive loss, net of tax:
Pensions	(4,062,142)	(3,807,597)

TOTAL SHAREHOLDERS’ EQUITY	61,099,622	60,118,960

	$74,193,898	$73,567,863

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity
Balance, January 1, 2009	6,056,754	$6,056	$15,486,181	$50,641,401	$(5,438,765)	$60,694,873
Common shares issued upon exercise of options	6,595	7	54,002			54,009
Share-based compensation expense			274,793			274,793
Tax benefit from exercise of stock options			5,000			5,000
Purchase and retirement of common shares	(147,471)	(148)	(383,031)	(871,898)		(1,255,077)
Cash dividends declared ($.54 per share)				(3,252,688)		(3,252,688)
Comprehensive Income:
Net earnings				1,966,882		1,966,882
Net change during the period related to:
Cash flow hedges					5,000	5,000
Pensions, net of taxes of $915,000					1,626,168	1,626,168

Comprehensive Income:						3,598,050

Balance, December 31, 2009	5,915,878	5,915	15,436,945	48,483,697	(3,807,597)	60,118,960
Common shares issued upon exercise of options	125,505	127	1,025,116			1,025,243
Common shares issued upon exercise of Stock Appreciation Rights	9,189	9	(9)
Share-based compensation expense			532,220			532,220
Common shares received as payment for of stock options	(37,602)	(38)	(100,567)	(299,396)		(400,001)
Purchase and retirement of common shares	(52,995)	(53)	(140,611)	(392,551)		(533,215)
Cash dividends declared ($.54 per share)				(3,196,040)		(3,196,040)
Comprehensive Income:
Net earnings				3,807,000		3,807,000
Net change during the period related to:
Pensions, net of tax benefit of $125,000					(254,545)	(254,545)

Comprehensive Income:						3,552,455

Balance, December 31, 2010	5,959,975	$5,960	$16,753,094	$48,402,710	$(4,062,142)	$61,099,622

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$3,807,000	$1,966,882
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,554,137	2,947,911
Provision for bad debts - accounts receivable	113,692	111,743
Provision for bad debts - notes receivable	107,000	—
Share-based compensation expense	532,220	274,793
Deferred income tax provision (benefit)	505,000	(365,000)
Gain on sale of property, plant and equipment	(54,437)	(143,786)
Changes in assets and liabilities, net of acquisition:
Accounts receivable - trade	(336,831)	890,930
Accounts receivable - other	370,398	(762,520)
Inventories	1,023,557	12,419,515
Prepaid expenses and other current assets	(1,320,096)	(330,151)
Other assets	(112,311)	70,385
Accounts payable	(322,665)	46,634
Accrued expenses	1,486,385	(287,303)
Pension liability	(1,959,892)	600,930
Other long-term liabilities	62,000	15,000

Net cash provided from operating activities	6,455,157	17,455,963

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(771,315)	(1,091,284)
Disposals of property, plant and equipment	60,661	305,390
Purchase of business	—	(1,996,552)
Other assets	—	15,000
Proceeds from notes receivable collections	101,414	51,037

Net cash used in investing activities	(609,240)	(2,716,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,415,000	13,000,000
Repayment of long-term debt	(3,415,000)	(17,058,393)
Payment of cash dividends	(3,196,040)	(3,252,688)
Proceeds received on exercise of stock options	625,242	54,009
Excess tax benefit from exercise of stock options	—	5,000
Common stock reacquired and retired	(533,215)	(1,255,077)

Net cash used in financing activities	(3,104,013)	(8,507,149)

Net increase in cash and cash equivalents	2,741,904	6,232,405
Cash and cash equivalents balance, beginning of year	6,365,557	133,152

Cash and cash equivalents balance, end of year	$9,107,461	$6,365,557

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2010 and 2009

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®, UniVogue® and Blade – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets. The Company also provides call center services through its indirect subsidiaries The Office Gurus® and Superior Office Solutions S.A.

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

e) Accounts receivable-other

The Company purchases raw materials and has them delivered to certain suppliers of the Company. The Company pays for the raw materials and then deducts the cost of these materials from payments to the suppliers at the time the related finished goods are invoiced to the Company by those suppliers.

f) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2010 and 2009, respectively, were $58,000 and $102,000.

g) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $6,084,000 and $6,470,000 for the years ended December 31, 2010 and 2009, respectively.

h) Inventories

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

i) Property, plant and equipment

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

j) Other intangible assets

Other intangible assets consist primarily of customer lists acquired in previous business acquisitions.

The breakdown of intangible assets as of December 31, 2010 and 2009 was as follows:

	Customer Relationships	Weighted Average Life
December 31, 2010
Cost	$2,689,684	7 years
Accumulated amortization	1,778,459

Net	$911,225

December 31, 2009
Cost	$2,689,684	7 years
Accumulated amortization	1,393,825

Net	$1,295,859

Amortization expense for other intangible assets was $385,000 and $263,000 for each of the years ended December 31, 2010 and 2009, respectively. Amortization expense for other intangible assets is expected to be $206,000 in the year ended December 31, 2011, $146,000 in each of the years ended December 31, 2012, 2013, 2014, 2015 and $122,000 in 2016.

k) Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2- 1/2% to 5% for buildings, 2- 1/2% to 20% for improvements, 10% to 33- 1/3% for machinery, equipment and fixtures and 20% to 33- 1/3% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

l) Employee benefits

Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

m) Insurance

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

n) Taxes on income

Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of our tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required. The Company also reports interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 7.

o) Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2010 or 2009.

p) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At December 31, 2010, the Company had 1,561,400 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

q) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options and stock-settled stock appreciation rights.

r) Comprehensive income

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

s) Operating segments

FASB establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed the standard and determined that it has a single reportable segment.

t) Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2010 the Company had one customer with an accounts receivable balance greater than 10% of the total accounts receivable. This customer owed approximately $1,675,000 or approximately 10.0% of the total accounts receivable balance. At December 31, 2009 the Company had no customers with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2010 and 2009 the accounts receivable balances for the Company’s five largest customers totaled $5,600,000 and $5,609,000, respectively or approximately 33.9% and 34.4% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2010 and 2009 had net sales of approximately $5,702,000 and $6,926,000, respectively, or approximately 5.4% and 6.7% of the respective total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2010 and 2009 had net sales of approximately $23,668,000 and $24,895,000, respectively, or approximately 22.4% and 24.2% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2010 and 2009 are receivable balances from a supplier in Haiti totaling $1,201,000 and $1,333,000, respectively.

In 2010 and 2009, approximately 54% and 62%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

u) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2010 and 2009, because of the relatively short maturities of these instruments.

v) Derivative financial instruments

The Company has had only limited involvement with derivative financial instruments. The Company had one interest rate swap agreement to hedge against the potential impact on earnings from increases in market interest rates of a variable rate term loan. Under the interest rate swap agreement, the Company received or made payments on a monthly basis, based on the differential between a specified interest rate and one month LIBOR. As of December 31, 2009, the loan that had been designated as a hedged item had been paid in full. This interest rate swap was accounted for as a cash flow hedge. No gains or losses were included in net earnings during the year ended December 31, 2009 related to hedge ineffectiveness and there was no income adjustment related to any portion excluded from the assessment of hedge effectiveness. Gains of $-0- and $5,000 were included in other comprehensive income for the year ended December 31, 2010 and 2009. The original term of the contract was ten years.

w) Use of estimates

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

x) Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU, 2010-06”). The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements. New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers. In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis. The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques. The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2010	2009
Balance at the beginning of year	$570,000	$575,000

Provision for bad debts	114,000	112,000

Charge-offs	(107,300)	(126,462)

Recoveries	23,300	9,462

Balance at the end of year	$600,000	$570,000

NOTE 3 – Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2010	2009
Balance at the beginning of year	$330,621	$434,923

Provision for returns and allowances	2,413,407	2,310,602

Actual returns and allowances paid to customers	(2,526,216)	(2,414,904)

Balance at the end of year	$217,812	$330,621

NOTE 4 – Inventories:

	December 31,
	2010	2009
Finished goods	$23,828,283	$24,770,636
Work in process	66,853	169,961
Raw materials	7,134,811	7,112,907

	$31,029,947	$32,053,504

NOTE 5 – Property, Plant and Equipment:

	December 31,
	2010	2009
Land	$1,561,052	$1,361,907
Buildings, improvements and leaseholds	8,365,087	8,158,829
Machinery, equipment and fixtures	46,556,856	46,743,946

	56,482,995	56,264,682
Accumulated depreciation and amortization	(47,019,111)	(45,396,386)

	$9,463,884	$10,868,296

Depreciation and amortization charges were approximately $2,170,000 and $2,685,000 in 2010 and 2009, respectively.

NOTE 6 – Long-Term Debt:

	December 31, 2010	December 31, 2009
Note payable to Wachovia, pursuant to revolving credit agreement, matured June 30, 2010	$—	$—

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$—	$—

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.16% at December 31, 2010). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2010, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2010	2009
Current:
Federal	$1,105,000	$980,000
State and local	330,000	115,000

	1,435,000	1,095,000
Deferred tax provision (benefit)	505,000	(365,000)

	$1,940,000	$730,000

The significant components of the deferred income tax asset (liability) are as follows:

	2010	2009
Deferred income tax assets:
Pension accruals	$2,293,000	$2,168,000
Operating reserves and other accruals	1,019,000	1,040,000
Tax carrying value in excess of book basis of goodwill	681,000	894,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(1,036,000)	(1,294,000)
Deferred expenses	(1,277,000)	(748,000)

Net deferred income tax asset	$1,680,000	$2,060,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2010	2009

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.9	2.8
Effect of change in unrecognized tax benefit	(0.1)	0.6
Untaxed foreign income	(6.5)	(12.6)
Non-deductible share-based employee compensation expense	2.5	3.0
Other items	1.0	(0.7)

Effective income tax rate	33.8%	27.1%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2010 and 2009, respectively, we have $742,000 and $680,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $742,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2010	2009
Balance at January 1,	$541,000	$531,000
Additions based on tax positions related to the current year	73,000	71,000
Additions for tax positions of prior years	11,000	19,000
Reductions for tax positions of prior years	—	(37,000)
Reductions due to lapse of statute of limitations	(39,000)	(43,000)

Balance at December 31,	$586,000	$541,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2010 and 2009, we recorded $39,000 and $35,000 respectively, for interest and penalties, net of tax benefits. During 2010 and 2009, we reduced the liability by $22,000 and $30,000, respectively, of interest and penalties due to lapse of statute of limitations. At December 31, 2010 and 2009, we had $156,000 and $139,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $49,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest tax year open to examination by a major taxing jurisdiction is 2001.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $2,100,000 at December 31, 2010. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

The Company recognizes the funded status of its defined benefit post retirement plan in the Company’s consolidated balance sheets.

At December 31, 2010, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $3,535,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2010 and 2009:

	December 31,
	2010	2009

Changes in benefit obligation
Benefit obligation at beginning of year	$17,790,000	$17,710,000
Service cost	632,000	726,000
Interest cost	1,027,000	1,049,000
Actuarial loss (gain)	1,378,000	(164,000)
Benefits paid	(550,000)	(1,531,000)

Benefit obligation at end of year	20,277,000	17,790,000

Changes in plan assets
Fair value of plan assets at beginning of year	12,674,000	10,654,000
Actual return on assets	1,618,000	2,551,000
Employer contributions	3,000,000	1,000,000
Benefits paid	(550,000)	(1,531,000)

Fair value of plan assets at end of year	16,742,000	12,674,000

Funded status at end of year	$(3,535,000)	$(5,116,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(3,535,000)	$(5,116,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$6,279,000	$5,869,000
Prior service cost	55,000	86,000

	$6,334,000	$5,955,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2010	2009
Projected benefit obligation	$20,277,000	$17,790,000
Fair value of plan assets	(16,742,000)	(12,674,000)

	$3,535,000	$5,116,000

Components of net periodic benefit cost

Net periodic benefits cost	2010	2009
Service cost - benefits earned during the period	$632,000	$726,000
Interest cost on projected benefit obligation	1,027,000	1,049,000
Expected return on plan assets	(1,080,000)	(846,000)
Amortization of prior service cost	30,000	30,000
Recognized actuarial loss	431,000	642,000

Net periodic pension cost after settlements	$1,040,000	$1,601,000

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $479,000 and $25,000, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2009	5.87%	5.87%	8.00%	8.00%	4.50%	N/A
2010	5.49%	5.28%	8.00%	8.00%	4.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2009	5.99%	6.13%	8.00%	8.00%	4.50%	N/A
2010	5.87%	5.87%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2009, 2010 and target allocation for 2011 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2010	2009	2011
Equity securities	65%	72%	70%
Fixed income	33%	28%	30%
Other	2%	—	—

Total	100%	100%	100%

The Company plans to contribute $550,000 to our defined benefit pension plans in 2011.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2011	$364,000
2012	$438,000
2013	$528,000
2014	$592,000
2015	$774,000
2016-2020	$5,577,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2010 and 2009 were approximately $105,000 and $109,000, respectively.

NOTE 9 – Quarterly Results for 2009 and 2010 (Unaudited):

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$23,716,094	$24,971,523	$27,605,397	$26,508,907

Gross profit	$7,406,960	$8,281,737	$8,966,641	$8,563,540

Earnings (loss) before taxes on income	$(702,945)	$1,021,272	$1,696,954	$681,601

Net earnings (loss)	$(502,945)	$701,272	$1,256,954	$511,601

Per Share Data:
Basic
Net earnings (loss)	$(0.08)	$0.12	$0.21	$0.09

Diluted
Net earnings (loss)	$(0.08)	$0.12	$0.21	$0.09

Average Outstanding Shares (Basic)	6,049,182	6,029,936	6,014,666	5,961,436

Average Outstanding Shares (Diluted)	6,049,182	6,029,936	6,014,867	5,995,894

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$25,979,862	$26,629,161	$27,301,355	$25,967,476

Gross profit	$8,931,488	$9,383,983	$9,943,947	$9,207,053

Earnings before taxes on income	$808,217	$1,533,170	$1,982,088	$1,423,525

Net earnings	$508,217	$983,170	$1,372,088	$943,525

Per Share Data:
Basic
Net earnings	$0.09	$0.17	$0.23	$0.16

Diluted
Net earnings	$0.09	$0.17	$0.23	$0.16

Average Outstanding Shares (Basic)	5,908,054	5,901,723	5,900,595	5,945,827

Average Outstanding Shares (Diluted)	5,960,009	5,957,641	5,954,578	6,007,123

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $296,000 and $321,000 for the years ended December 31, 2010 and 2009, respectively. Long-term lease commitments totaling $199,000 are as follows: 2011 - $104,000; 2012 - $72,000; 2013 - $20,000; and 2014 - $3,000.

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

NOTE 12 – Share-Based Compensation:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights (“SARS”), restricted stock, performance stock and other share-based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All awards under both plans have been granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the two years ended December 31, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	767,100	$12.35
Granted	212,670	7.92
Exercised	(6,595)	8.19
Lapsed	(161,400)	14.97
Cancelled	(66,125)	11.30

Outstanding December 31, 2009	745,650	$10.65
Granted	199,970	9.76
Exercised	(125,505)	8.17
Lapsed	(105,875)	14.41
Cancelled	(14,450)	10.23

Outstanding December 31, 2010	699,790	$10.29

At December 31, 2010, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $827,895.

Options exercised during the years ended December 31, 2010 and 2009, had intrinsic values of $133,618 and $14,804, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2010 and 2009, was $2.25 and $1.18, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2010:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$7.63-$9.80	449,565	3.71	$9.16
$11.02-$12.84	237,725	1.53	$12.12
$16.00	12,500	3.33	$16.00

$7.63-$16.00	699,790	2.96	$10.29

A summary of stock-settled stock appreciation rights transactions during the two years ended December 31, 2010 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2008	273,400	$12.44
Granted	23,630	7.89
Exercised	—	—
Lapsed	—	—
Cancelled	—	—

Outstanding December 31, 2009	297,030	$12.08
Granted	35,980	9.80
Exercised	(43,630)	8.47
Lapsed	(82,000)	14.95
Cancelled	—	—

Outstanding December 31, 2010	207,380	$11.30

At December 31, 2010 SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $82,552.

There were 43,630 SARS exercised during the year ended December 31, 2010. There were no SARS exercised during the year ended December 31, 2009.

SARS exercised during the year ended December 31, 2010 had an intrinsic value of $86,581.

The weighted average fair value of SARS granted for each of the years ended December 31, 2010 and 2009 was $2.29 and $1.05, respectively.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2010:

Range of Exercise Price	SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.16-$9.80	57,380	3.34	$9.56
$11.20-$12.74	150,000	0.58	$11.97

$9.16-$12.74	207,380	1.35	$11.30

At December 31, options and SARS available to issue were 1,561,400 for 2010 and 1,595,025 for 2009. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2010	$9.80	$9.41-$9.80
2009	$7.89	$7.63-$8.08

Market price
2010	$9.80	$9.41-$9.80
2009	$7.89	$7.63-$8.08

Risk free interest rate (1)
2010	2.2%	1.5%-3.6%
2009	2.0%	2.0%-3.2%

Expected award life (2)	5 years	5-10 years

Expected volatility (3)
2010	41.7%	35.3%-42.1%
2009	30.7%	30.7%-38.2%

Expected dividend yield (4)
2010	5.5%	5.5%-5.7%
2009	6.8%	6.7%-7.1%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the two years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

For the years ended December 31, 2010 and 2009, the Company recognized $532,000 and $275,000, respectively, of pre-tax share-based compensation expense, recorded in selling and administrative expense in the consolidated statements of earnings. These expenses were offset by $38,000 and $13,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2010, the Company had no unrecognized compensation cost for share-based awards based upon the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

During the years ended December 31, 2010 and 2009, the Company received $625,000 and $54,000, respectively, in cash from stock option exercises. Current tax benefits of $40,000 and $5,000, respectively, were recognized for these exercises. Additionally, during the year ended December 31, 2010, the Company received 37,602 shares of its common stock as payment for the issuance of 50,696 shares of its common stock related to the exercise of stock option agreements.

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2010	2009
Net earnings used in the computation of basic and diluted earnings per share	$3,807,000	$1,966,882

Weighted average shares outstanding - basic	5,914,050	6,013,805
Common stock equivalents	55,788	8,665

Total weighted average shares outstanding - diluted	5,969,838	6,022,470

Per Share Data:
Basic
Net earnings	$0.64	$0.33

Diluted
Net earnings	$0.64	$0.33

Awards to purchase an average of 504,438 shares of common stock with a weighted average exercise price of $11.84 per share were outstanding during 2010, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 941,950 shares of common stock with a weighted average exercise price of $11.54 per share were outstanding during 2009 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Accrued Expenses:

	December 31,
	2010	2009
Salaries, wages, commissions and vacation pay	$2,690,681	$1,282,775
Other accrued expenses	1,022,357	943,878

	$3,713,038	$2,226,653

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2010	2009
Income taxes paid	$1,316,280	$1,283,344

Interest paid	$26,089	$123,897

During the year ended December 31, 2010, the Company received 37,602 shares of its common stock as payment for the exercise of stock options for 50,696 shares.

During the year ended December 31, 2009, the Company accepted $64,000 in inventory as partial payment on a note receivable.

NOTE 16 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 52,995 shares and 147,471 shares of its common stock in the years ended December 31, 2010 and 2009, respectively, with approximate costs of $533,000, and $1,255,000, respectively. At December 31, 2010, the Company had 388,149 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

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

NOTE 18 – Related Party Transactions:

During the year ended December 31, 2010 and 2009, the Company expensed approximately $-0- and $63,000, respectively to Alpert Business Consulting, LLC, a private corporation owned by the son-in-law of the Company’s Chief Executive Officer, for consulting services.

NOTE 19 – Subsequent Events:

On January 4, 2011 , the Company entered into a License and Distribution Agreement (the “License Agreement”) with EyeLevel Interactive, LLC (“Licensor”), a leading technology company, pursuant to which the Company was granted a license to market, promote, sell and distribute garments utilizing certain intellectual property of Licensor (the “Products”) to the Company’s current and potential clients. The License Agreement expires three years and 180 days following the Effective Date (the “Term”). The Company may renew the License Agreement for additional three year terms by giving written notice to Licensor at least 90 days prior to the expiration of the then current term, provided the Company has met certain sales requirements relating to the Products and is not otherwise in default under the License Agreement or any manufacturing agreement with Licensor. Any renewal of the License Agreement will be on Licensor’s then current form, provided that the license fee, the restrictive covenants and certain other provisions of the License Agreement will be incorporated into the new form of agreement. The License Fee shall be payable on the first day of the renewal term.

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the Effective Date. This Warrant will be exercisable until January 4, 2016, and has an exercise price of $10.63 per share. In the event the Company achieves a specified level of Gross Sales (as calculated pursuant to the License Agreement), during the initial Term, from the sale of Products, the Company will be required to pay Licensor an additional cash license fee. If the Company does not attain such level of Gross Sales during the initial Term, the Company may terminate the License Agreement. In addition to the License Fee, the Company shall pay Licensor a monthly royalty fee based upon Gross Sales from the sale of Products for the immediately preceding month of operation, subject to a minimum required annual payment if the License Agreement is not terminated prior to the end of the then current term.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida
February 25, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Principal Executive Officer, Michael Benstock, and the Principal Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2010 are listed below:

BOARD OF DIRECTORS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Robin Hensley	President, Raising the Bar
Kenneth Hooten	Partner, Concentric Equity Partners II, L.P.
Sidney Kirschner	Retired, President and CEO, Northside Hospital, Inc.
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank

EXECUTIVE OFFICERS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
Richard T. Dawson	Vice President, General Counsel and Secretary

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

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to beneficial ownership of securities is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2010, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	907,170	$10.52	1,561,400

Equity compensation Plans not approved by Security holders	—	—	—

Total	907,170	$10.52	1,561,400

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of earnings - years ended December 31, 2010 and 2009	15
		Consolidated balance sheets - December 31, 2010 and 2009	16
		Consolidated statements of shareholders’ equity and comprehensive income - years ended December 31, 2010 and 2009	17
		Consolidated statements of cash flows - years ended December 31, 2010 and 2009	18
		Notes to consolidated financial statements	19-34
		Independent Auditors’ Report	35

(a)	2.	Financial Statement Schedules
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

DATE: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 25, 2011
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 25, 2011
Chief Financial Officer and Treasurer
(Principal Accounting
Officer and Principal Financial Officer)

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, February 25, 2011	Alan D. Schwartz, February 25, 2011
(Chairman)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 25, 2011	Robin Hensley, February 25, 2011
(Director)	(Director)

/s/ Kenneth Hooten	/s/ Sidney Kirschner
Kenneth Hooten, February 25, 2011	Sidney Kirschner, February 25, 2011
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 (File/Film No.: 001-05869/98680627) and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.2 to the Form 8-A filed on March 20, 2008 (File/Film No.: 001-05869/08700667) and incorporated herein by reference.

4.1(1)	Credit Agreement dated March 26, 1999, between the Registrant and First Union.

4.2(1)	Credit Agreement dated October 16, 2000, between the Registrant and First Union.

4.3(1)	Second Amendment to Loan Agreement and Other Loan Documents between Registrant and First Union and Renewal of Revolving Credit Note.

4.4(1)	Third Amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit.

4.5	Renewal Revolving Line of Credit Promissory Note between Registrant and Wachovia filed as Exhibit 4.5 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

4.6(1)	Warrant, dated January 4, 2011, issued by Superior Uniform Group, Inc. to EyeLevel Interactive, LLC

10.1*	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File/Film No.: 001-05869/06821111), and incorporated herein by reference.

10.2*(1)	Description of bonus plan for executive officers of the Registrant.

10.3*	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 (File No: 33-67604) and incorporated herein by reference.

10.4	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008, filed as Exhibit 10.4 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805) and incorporated herein by reference.

10.5*	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 (File/Film No.: 333-105906/03735570), and incorporated herein by reference.

10.6*	Form of [Incentive] Stock Option Award, filed as Exhibit 10.6 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.7*	Form of Stock Appreciation Right Award, filed as Exhibit 10.7 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.8*	Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.9*	Severance Protection Agreement with Alan Schwartz, dated November 23, 2005, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.10*	Severance Protection Agreement with Peter Benstock, dated November 23, 2005, filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.11*	Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.12	Revolving Line of Credit Promissory Note dated June 25, 2010, in the original principal amount of $15,000,000 payable by Superior Uniform Group, Inc. to Fifth Third Bank, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 (File/Film No.: 001-05869/10964150) and incorporated herein by reference.

10.13	Revolving Loan Agreement dated June 25, 2010 by and between Superior Uniform Group, Inc. and Fifth Third Bank, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 2010 (File/Film No.: 001-05869/10964150) and incorporated herein by reference.

10.14(1)(2)	License and Distribution Agreement, dated January 4, 2011, between Superior Uniform Group, Inc. and EyeLevel Interactive, LLC.

14.1	Code of Business Ethics, as amended on November 12, 2007, filed as Exhibit 10.9 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1(1)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Management contracts and compensatory plans and arrangements.
(1)	Filed herewith.
(2)

Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.