Form 10-Q
period 2011-03-31
SUPERIOR UNIFORM GROUP INC
filed 2011-04-21
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

As of April 19, 2011 the registrant had 5,993,039 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

			Three Months Ended March 31,
			2011	2010

Net sales			$26,898,600	$25,979,862

Costs and expenses:
Cost of goods sold			17,047,681	17,048,374
Selling and administrative expenses			8,905,850	8,120,797
Interest expense			6,147	2,474

			25,959,678	25,171,645

Earnings before taxes on income			938,922	808,217
Income tax expense			340,000	300,000

Net earnings			$598,922	$508,217

Weighted average number of shares outstanding during the period	(Basic	)	5,978,828	5,908,054
	(Diluted	)	6,070,970	5,960,009
Per Share Data:
Basic
Net earnings			$0.10	$0.09

Diluted
Net earnings			$0.10	$0.09

Cash dividends per common share			$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011 (Unaudited)	December 31, 2010 (1)
CURRENT ASSETS:
Cash and cash equivalents	$1,888,926	$9,107,461
Accounts receivable and other current assets	27,517,775	21,827,978
Inventories*	30,964,068	31,029,947

TOTAL CURRENT ASSETS	60,370,769	61,965,386

PROPERTY, PLANT AND EQUIPMENT, NET	9,354,258	9,463,884
OTHER INTANGIBLE ASSETS, NET	3,472,341	911,225
DEFERRED INCOME TAXES	1,938,400	1,680,000
OTHER ASSETS	151,723	173,403

	$75,287,491	$74,193,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,672,752	$5,103,768
Other current liabilities	2,416,266	3,713,038

TOTAL CURRENT LIABILITIES	8,089,018	8,816,806

LONG-TERM PENSION LIABILITY	3,611,405	3,535,470
OTHER LONG-TERM LIABILITIES	770,000	742,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,990,669 and 5,959,975, respectively.	5,990	5,960
Additional paid-in capital	18,676,909	16,753,094
Retained earnings	48,113,176	48,402,710
Accumulated other comprehensive loss, net of tax:
Pensions	(3,979,007)	(4,062,142)

TOTAL SHAREHOLDERS’ EQUITY	62,817,068	61,099,622

	$75,287,491	$74,193,898

* Inventories consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Finished goods	$22,853,003	$23,828,283
Work in process	42,490	66,853
Raw materials	8,068,575	7,134,811

	$30,964,068	$31,029,947

(1)	The balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$598,922	$508,217
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	793,734	680,271
Provision for bad debts	28,168	44,602
Share-based compensation expense	788,021	381,704
Deferred income tax benefit	(301,400)	(270,250)
Gain on sales of property, plant and equipment	—	(37,937)
Changes in assets and liabilities:
Accounts receivable and other current assets	(5,717,965)	(870,835)
Inventories	65,879	(1,738,144)
Other assets	21,680	39,211
Accounts payable	568,984	(256,182)
Accrued expenses	(1,296,772)	(43,973)
Pension liability	202,070	28,047
Other long-term liabilities	28,000	25,000

Net cash flows used in operating activities	(4,220,679)	(1,510,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(394,778)	(616,924)
Disposals of property, plant and equipment	10,986	44,156
Proceeds from notes receivable collections	—	7,626
Acquisition of intangible assets	(2,061,432)	—

Net cash used in investing activities	(2,445,224)	(565,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,320,000	3,035,000
Repayment of long-term debt	(3,320,000)	(3,035,000)
Payment of cash dividends	(806,776)	(797,847)
Proceeds received on exercise of stock options	366,774	28,008
Common stock reacquired and retired	(112,630)	(182,881)

Net cash used in financing activities	(552,632)	(952,720)

Net decrease in cash and cash equivalents	(7,218,535)	(3,028,131)

Cash and cash equivalents balance, beginning of year	9,107,461	6,365,557

Cash and cash equivalents balance, end of period	$1,888,926	$3,337,426

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus and The Office Masters. They also include Superior Office Solutions S.A. and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three months ended March 31, 2011 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $300,000 and $96,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2011 and 2010, respectively, were $22,000 and $8,000.

f) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,471,000 and $1,603,000 for the three months ended March 31, 2011 and 2010, respectively.

g) Inventories

Inventories at interim dates are determined by using both perpetual records on a first-in, first-out basis and gross profit calculations.

h) Accounting for income taxes

The provision for income taxes is calculated by using the effective tax rate anticipated for the full year.

i) Employee benefit plan settlements

The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

j) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options and stock appreciation rights.

	Three Months Ended March 31,
	2011	2010
Net earnings used in the computation of basic and diluted earnings per share	$598,922	$508,217

Weighted average shares outstanding - basic	5,978,828	5,908,054
Common stock equivalents	92,142	51,955

Weighted average shares outstanding - diluted	6,070,970	5,960,009

Per Share Data:
Basic
Net earnings	$0.10	$0.09

Diluted
Net earnings	$0.10	$0.09

Awards to purchase 533,000 and 608,000 shares of common stock with weighted average exercise prices of $11.96 and $11.61 per share were outstanding during the three-month periods ending March 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

k) Use of estimates

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

l) Comprehensive income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other component of total comprehensive income is the change in pension costs.

	Three Months Ended March 31,
	2011	2010
Net earnings	$598,922	$508,217

Other comprehensive income:
Pensions - reclassification to net earnings during the period	83,135	74,930

	$682,057	$583,147

m) Operating Segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that currently it operates in one segment, as defined in the standards.

n) Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2011, the Company had 1,424,250 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended March 31, 2011 and 2010, respectively, the Company recognized $788,000 and $382,000 of share-based compensation recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $132,000 and a $29,000 deferred tax benefit for non-qualified share-based compensation for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the three-month periods ended March 31, 2011 and 2010, respectively, the Company received $367,000 and $28,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	699,790	$10.29
Granted	139,356	11.24
Exercised	(40,174)	9.13
Lapsed	(52,500)	11.20
Cancelled	(1,850)	10.05

Outstanding March 31, 2011	744,622	$10.46

At March 31, 2011, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $910,349.

Options exercised during the three-month period ended March 31, 2011 had an intrinsic value of $80,252. Options exercised during the three-month period ended March 31, 2010 had an intrinsic value of $4,806. The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2011 and 2010 was $2.96 and $2.29, respectively.

A summary of SARS transactions during the three months ended March 31, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	207,380	$11.30
Granted	127,144	11.24
Exercised	(2,100)	9.16
Lapsed	(75,000)	11.20
Cancelled	—	—

Outstanding March 31, 2011	257,424	$11.32

At March 31, 2011, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $112,022.

SARS exercised during the three-month period ended March 31, 2011 had an intrinsic value of $4,893. There were no SARS exercised during the three-month period ended March 31, 2010. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2011 and 2010 was $2.96 and $2.29, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options

Exercise price
2011	$11.24	$11.24
2010	$9.80	$9.80

Market price
2011	$11.24	$11.24
2010	$9.80	$9.80

Risk free interest rate (1)
2011	2.3%	2.3%
2010	2.2%	2.2%

Expected award life (2)	5 years	5 years

Expected volatility (3)
2011	43.5%	43.5%
2010	41.7%	41.7%

Expected dividend yield (4)
2011	4.8%	4.8%
2010	5.5%	5.5%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Note 2 – Acquisition of Intangible Assets

On January 4, 2011, the Company entered into a License and Distribution Agreement (the “License Agreement”) with EyeLevel Interactive, LLC (“Licensor”), a leading technology company, pursuant to which the Company was granted a license to market, promote, sell and distribute garments utilizing certain intellectual property of Licensor (the “Products”) to the Company’s current and potential clients. The License Agreement expires three years and 180 days following the Effective Date (the “Term”). The Company may renew the License Agreement for additional three year terms by giving written notice to Licensor at least 90 days prior to the expiration of the then current term, provided the Company has met certain sales requirements relating to the Products and is not otherwise in default under the License Agreement or any manufacturing agreement with Licensor. Any renewal of the License Agreement will be on Licensor’s then current form, provided that the license fee, the restrictive covenants and certain other provisions of the License Agreement will be incorporated into the new form of agreement. The License Fee shall be payable on the first day of the renewal term.

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the Effective Date. This Warrant will be exercisable until January 4, 2016, and has an exercise price of $10.63 per share. The Company determined the fair value of the Warrant at $800,000 utilizing the Black-Scholes valuation model. Additionally, the Company incurred $61,432 in expenses associated with the acquisition of the License Agreement. The total capitalized cost of the License Agreement is $2,861,432. This amount is being amortized over the initial term of the agreement of 42 months.

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

NOTE 3 - Long-Term Debt:

	March 31, 2011	December 31, 2010

Note payable to Wachovia, pursuant to revolving credit agreement, matured June 30, 2010	$—	$—

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$—	$—

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.14% at March 31, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2011	2010

Service cost - benefits earned during the period	$139,000	$158,000
Interest cost on projected benefit obligation	273,000	257,000
Expected return on plan assets	(337,000)	(270,000)
Amortization of prior service cost	7,000	7,000
Recognized actuarial loss	120,000	108,000

Net periodic pension cost	$202,000	$260,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2011 or 2010.

NOTE 5 - Supplemental Cash Flow Information:

Cash paid for income taxes was $26,000 for each of the three-month periods ended March 31, 2011 and 2010. Cash paid for interest was $6,000 and $12,000, respectively for the three-month periods ended March 31, 2011 and 2010.

Additionally, the Company issued a warrant valued at $800,000 to acquire 360,000 shares of the Company’s common stock as partial payment for the License Agreement.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of March 31, 2011, the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Grant Thornton LLP

Tampa, Florida

April 21, 2011

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, earnings, and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, and (4) statements of expected future economic performance. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $180,000.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2011 and 2010 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Business Outlook

The current economic environment in the United States remains challenging. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors. Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers. Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel. In an effort to mitigate these factors in the current economic environment, we have implemented the following strategies. First, we are actively pursuing acquisitions to increase our market share in our image apparel business. Image apparel business consists of uniforms and service apparel. Second, we diversified our business model by providing call center services to other businesses. We entered this business sector to provide call center services to the Company at a lower cost in order to improve our own operating results. Our call center operations, located in El Salvador and Costa Rica, have enabled us to reduce our operating expenses and to more effectively service our customers’ needs. We began selling call center services to third parties at the end of 2009. We have grown our call center business to third party customers from approximately $120,000 in annual net sales in 2009 to approximately $1 million in net sales in 2010. We generated net sales of approximately $575,000 from our call center business in the first quarter of 2011 as compared to $68,000 in the first quarter of 2010. We are aggressively marketing our call center services to third parties and believe that this area will be a strong growth sector for the Company in 2011 and beyond. Finally, we are pursuing new product lines to enhance our market position in the image apparel business. Toward this end, we entered into a licensing agreement in January of 2011 that provides us with access to patented technology which will allow us to market a new line of image apparel to our customers. Our new line of image apparel is designed to provide our customers with the ability to turn their employee uniforms into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses. We believe that this new product line will provide us with the opportunity for significant growth in our image apparel business in the future. We expect to begin generating revenues from this new product line in the fourth quarter of 2011.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions. This supply shortage combined with robust global demand, particularly in Asia, has created global concerns about availability of cotton resulting in increased costs for raw materials needed to manufacture our products. While we have been able to pass a portion of these price increases on to our customers, we expect that increases in cotton prices could negatively impact our gross margins during the remainder of 2011. Additionally, in order to secure adequate supplies of raw materials going forward, our suppliers are currently requiring increased deposits against certain purchase orders at the time they are placed.

Results of Operations

Net sales increased 3.5% from $25,980,000 for the three months ended March 31, 2010 to $26,899,000 for the three months ended March 31, 2011. The 3.5% increase in net sales for the quarter is split between growth in our call center operations (2.0%) and increases in net sales from our image apparel business (1.5%).

Cost of goods sold, as a percentage of sales, approximated 63.4% for the three-month period ended March 31, 2011 and 65.6% for the three-month period ended March 31, 2010. The decrease as a percentage of cost of sales is attributed to a decrease in direct product costs as a percentage of net sales during the current quarter (2.1%). This decrease is due to a combination of two factors. First, we have increased prices during the last year in order to cover higher product and operating costs. These increases in product costs are just beginning to affect our current inventory prices and could adversely impact our margins going forward. The impact of this item on our direct product costs as a percentage of net sales was a 1.5% reduction in the current quarter. Secondly, our call center net sales increased approximately $508,000 in the current quarter. The direct costs of sales associated with this operation are significantly lower than those in our image apparel business. The impact of this item on our direct product costs as a percentage of net sales was a 0.6% reduction in the current quarter. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the quarters ended March 31, 2011 and 2010, respectively, were $1,471,000 and $1,603,000.

Selling and administrative expenses, as a percentage of sales approximated 33.1% for the first three months of 2011 as compared to 31.3% for the first three months of 2010. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits in the current period (3.1%), offset by the impact of higher net sales to cover operating expenses (1.1%) and by a reduction in depreciation expense (0.4%). The increase in salaries, wages and benefits is attributed to higher stock compensation expense in the current period as a result of grants of more options and stock appreciation rights in the current period (1.5%), higher incentive compensation expense as a result of improved operating results (0.9%) and the balance is primarily attributed to an increase in employment levels to support our call center business.

Interest expense of $6,000 for the three-month period ended March 31, 2011 increased from $2,000 for the similar period ended March 31, 2010.

The Company’s effective tax rate for the three months ended March 31, 2011 was 36.2% versus 37.1% for the three months ended March 31, 2010. The 0.9% decrease in such effective tax rate is attributed primarily to the following: reduced provisions for uncertain tax positions (1.7%), a reduction in our non-deductible qualified stock compensation expense in the current period (0.7%), offset by an increase in our state income tax rate (1.4%).

Liquidity and Capital Resources

Accounts receivable and other current assets increased 26.1% from $21,828,000 on December 31, 2010 to $27,518,000 on March 31, 2011. Accounts receivable, net of allowance increased by $2,180,000 primarily as a result of higher net sales in the last month of the current period as compared to the last month of the previous period. Other current assets increased 87.1% by $3,510,000 due primarily to deposits placed with our suppliers against purchase orders at the time certain orders have been placed, in order to secure adequate supplies of raw materials. This increase in deposit requirements is attributed to the raw material shortages described above and is expected to remain a necessity at least for the short-term.

Inventories decreased 0.2% from $31,030,000 on December 31, 2010 to $30,964,000 as of March 31, 2011.

Other intangible assets increased 281.1% from $911,000 on December 31, 2010 to $3,472,000 on March 31, 2011. This increase is primarily attributed to the consummation of our license agreement with EyeLevel Interactive, LLC during the first quarter, which was offset by current amortization of other intangible assets.

Accounts payable increased 11.1% from $5,104,000 on December 31, 2010 to $5,673,000 on March 31, 2011. This increase is primarily attributed to the timing of purchases of raw materials.

Other current liabilities decreased 34.9% from $3,713,000 on December 31, 2010 to $2,416,000 on March 31, 2011. This decrease is primarily due to the reduction in accrued incentive compensation as year end accruals are paid out during the first quarter of each year.

Cash and cash equivalents decreased by $7,218,000 from $9,107,000 on December 31, 2010 to $1,889,000 as of March 31, 2011. The Company used $4,221,000 in cash from operating activities, $2,445,000 in investing activities primarily related to the acquisition of intangible assets of $2,061,000, and used $552,000 in financing activities. Financing activities included the payment of cash dividends, as discussed below, offset primarily by proceeds received from the exercise of stock options of $367,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2011 and 2010, respectively, the Company paid cash dividends of $807,000 and $798,000. The Company reacquired 9,905 and 19,022 shares of its common stock at a total cost of $113,000 and $183,000 in the three-month periods ended March 31, 2011 and 2010, respectively, pursuant to its share repurchase program. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.14% at March 31, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

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

ITEM 3.	Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4.	Controls And Procedures.

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

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2011, that were not previously reported in a Current Report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (January 1, 2011 to January 31, 2011)	—	—	—
Month #2 (February 1, 2011 to February 28, 2011)	—	—	—
Month #3 (March 1, 2011 to March 31, 2011)	9,905	$11.37	9,905

TOTAL	9,905	$11.37	9,905	378,244

(1)	On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

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

Date: April 21, 2011	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Superior Uniform Group, effective February 23, 2011, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2011 (File No.: 001-05869) and incorporated herein by reference.

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.