Form 10-Q
period 2011-06-30
SUPERIOR UNIFORM GROUP INC
filed 2011-07-26
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05869

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No.
11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 20, 2011, the Registrant had 5,993,021 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED JUNE 30,

(Unaudited)

			2011	2010

Net sales			$27,505,656	$26,629,161

Costs and expenses:
Cost of goods sold			17,577,789	17,245,178
Selling and administrative expenses			8,489,733	7,845,209
Interest expense			5,735	5,604

			26,073,257	25,095,991

Earnings before taxes on income			1,432,399	1,533,170
Income tax expense			500,000	550,000

Net earnings			$932,399	$983,170

Weighted average number of shares outstanding during the period	(Basic	)	5,995,147	5,901,723
	(Diluted	)	6,092,118	5,957,641
Per Share Data:
Basic
Net earnings			$0.16	$0.17

Diluted
Net earnings			$0.15	$0.17

Cash dividends per common share			$0.135	$0.135

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

SIX MONTHS ENDED JUNE 30,

(Continued)

(Unaudited)

			2011	2010

Net sales			$54,404,256	$52,609,023

Costs and expenses:
Cost of goods sold			34,625,470	34,293,552
Selling and administrative expenses			17,395,583	15,966,006
Interest expense			11,882	8,078

			52,032,935	50,267,636

Earnings before taxes on income			2,371,321	2,341,387
Income tax expense			840,000	850,000

Net earnings			$1,531,321	$1,491,387

Weighted average number of shares outstanding during the period	(Basic	)	5,986,987	5,904,889
	(Diluted	)	6,081,544	5,958,825
Per Share Data:
Basic
Net earnings			$0.26	$0.25

Diluted
Net earnings			$0.25	$0.25

Cash dividends per common share			$0.27	$0.27

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2011 (Unaudited)	December 31, 2010(1)
CURRENT ASSETS:
Cash and cash equivalents	$2,305,724	$9,107,461
Accounts receivable and other current assets	25,333,960	21,827,978
Inventories*	34,198,932	31,029,947

TOTAL CURRENT ASSETS	61,838,616	61,965,386

PROPERTY, PLANT AND EQUIPMENT, NET	9,199,546	9,463,884
OTHER INTANGIBLE ASSETS, NET	3,231,317	911,225
DEFERRED INCOME TAXES	2,090,000	1,680,000
OTHER ASSETS	135,259	173,403

	$76,494,738	$74,193,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,781,605	$5,103,768
Other current liabilities	3,198,062	3,713,038

TOTAL CURRENT LIABILITIES	8,979,667	8,816,806
LONG-TERM PENSION LIABILITY	3,687,340	3,535,470
OTHER LONG-TERM LIABILITIES	800,000	742,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,993,551 and 5,959,975 shares, respectively.	5,993	5,960
Additional paid-in capital	18,877,138	16,753,094
Retained earnings	48,040,472	48,402,710
Accumulated other comprehensive loss, net of tax:
Pensions	(3,895,872)	(4,062,142)

TOTAL SHAREHOLDERS’ EQUITY	63,027,731	61,099,622

	$76,494,738	$74,193,898

* Inventories consist of the following:

	June 30, 2011 (Unaudited)	December 31, 2010

Finished goods	$22,487,052	$23,828,283
Work in process	112,507	66,853
Raw materials	11,599,373	7,134,811

	$34,198,932	$31,029,947

(1)	The balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date and has been condensed.

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,531,321	$1,491,387
Adjustments to reconcile net earnings to net cash (used in) provided from operating activities:
Depreciation and amortization	1,532,531	1,317,664
Provision for bad debts	55,941	111,900
Share-based compensation expense	823,846	408,834
Deferred income tax benefit	(496,000)	(360,500)
Gain on sales of property, plant and equipment	(13,000)	(45,437)
Changes in assets and liabilities:
Accounts receivable and other current assets	(3,561,923)	(200,877)
Inventories	(3,168,985)	187,297
Other assets	38,144	(7,473)
Accounts payable	677,837	202,941
Other current liabilities	(514,976)	53,929
Pension liability	404,140	56,094
Other long-term liabilities	58,000	55,000

Net cash (used in) provided from operating activities	(2,633,124)	3,270,759

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(733,052)	(791,705)
Disposals of property, plant and equipment	19,199	51,657
Proceeds from notes receivable collections	—	15,250
Acquisition of intangible assets	(2,061,432)	—

Net cash used in investing activities	(2,775,285)	(724,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	3,320,000	3,035,000
Repayment of long-term debt	(3,320,000)	(3,035,000)
Payment of cash dividends	(1,616,429)	(1,595,055)
Proceeds received on exercise of stock options	503,692	109,717
Common stock reacquired and retired	(280,591)	(269,096)

Net cash used in financing activities	(1,393,328)	(1,754,434)

Net (decrease) increase in cash and cash equivalents	(6,801,737)	791,527

Cash and cash equivalents balance, beginning of year	9,107,461	6,365,557

Cash and cash equivalents balance, end of period	$2,305,724	$7,157,084

See accompanying notes to condensed consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The condensed consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries Fashion Seal Corporation, Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus, Ltda, De C.V. and The Office Masters. They also include The Office Gurus, Ltda and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and six months ended June 30, 2011 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $241,000 and $96,000 for the three-month periods ended June 30, 2011 and 2010, respectively, and $541,000 and $192,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2011 and 2010, respectively were $38,000 and $25,000. Advertising costs for the six-month periods ended June 30, 2011 and 2010, respectively were $59,000 and $32,000.

f) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,368,000 and $1,512,000 for the three months ended June 30, 2011 and 2010, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $2,840,000 and $3,115,000, for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings used in the computation of basic and diluted earnings per share	$932,399	$983,170	$1,531,321	$1,491,387

Weighted average shares outstanding - basic	5,995,147	5,901,723	5,986,987	5,904,889
Common stock equivalents	96,971	55,918	94,557	53,936

Weighted average shares outstanding - diluted	6,092,118	5,957,641	6,081,544	5,958,825

Per Share Data :
Basic
Net earnings	$0.16	$0.17	$0.26	$0.25

Diluted
Net earnings	$0.15	$0.17	$0.25	$0.25

Awards to purchase 525,000 and 608,000 shares of common stock with weighted average exercise prices of $11.97 and $11.61 per share, were outstanding during the three-month periods ending June 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 529,000 and 608,000 shares of common stock with weighted average exercise prices of $11.96 and $11.61 per share, were outstanding during the six-month periods ending June 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$932,399	$983,170	$1,531,321	$1,491,387
Other comprehensive income:
Pensions - reclassification to net earnings during the period	83,135	74,931	166,270	149,861

	$1,015,534	$1,058,101	$1,697,591	$1,641,248

m) Operating segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has determined that currently it operates in one segment, as defined in the standards.

n) Share-based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2011, the Company had 1,428,750 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended June 30, 2011 and 2010, respectively, the Company recognized $36,000 and $27,000 of share-based compensation recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $13,000 and $9,000 deferred tax benefit for non-qualified share-based compensation for the three-month period ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, respectively, the Company recognized $824,000 and $409,000 of share-based compensation recorded in selling and administrative expense in the Condensed Consolidated Statements of Earnings. This expense was offset by a $145,000 and a $38,000 deferred tax benefit for non-qualified share–based compensation for the six-month period ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the six-month periods ended June 30, 2011 and 2010, respectively, the Company received $504,000 and $110,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the quarter ended June 30, 2011, the Company received 8,491 shares of its common stock as payment for the issuance of 10,900 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the six months ended June 30, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	699,790	$10.29
Granted	153,356	11.23
Exercised	(66,116)	9.13
Lapsed	(54,000)	11.15
Cancelled	(18,850)	10.30

Outstanding June 30, 2011	714,180	$10.53

At June 30, 2011, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $1,022,079.

Options exercised during the three and six-month periods ended June 30, 2011 had intrinsic values of $32,342 and $112,595, respectively. Options exercised during the three and six-month periods ended June 30, 2010 had intrinsic values of $14,301 and $19,107, respectively. The weighted average grant date fair value of the Company’s options granted during the three month periods ended June 30, 2011 and 2010 were $2.56 and $1.94, respectively. The weighted average grant date fair value of the Company’s options granted during the six month periods ended June 30, 2011 and 2010 was $2.92 and $2.26, respectively.

A summary of SARS transactions during the six months ended June 30, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	207,380	$11.30
Granted	127,144	11.24
Exercised	(2,100)	9.16
Lapsed	(75,000)	11.20
Cancelled	—	—

Outstanding June 30, 2011	257,424	$11.32

At June 30, 2011, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $175,870.

SARS exercised during the six-month period ended June 30, 2011 had an intrinsic value of $4,893. There were no SARS exercised during the six-month period ended June 30, 2010. There were 127,144 and 35,980 SARS granted during the six-month periods ended June 30, 2011 and 2010, respectively. The weighted average grant date fair value of the Company’s SARS granted during the six- month periods ended June 30, 2011 and 2010 was $2.96 and $2.29, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30		Six Months Ended June 30
	SARS	Options	SARS	Options

Exercise price
2011	N/A	$11.10	$11.24	$11.10-$11.24
2010	N/A	$9.41	$9.80	$9.41-$9.80

Market price
2011	N/A	$11.10	$11.24	$11.10-$11.24
2010	N/A	$9.41	$9.80	$9.41-$9.80

Risk-free interest rate (1)
2011	N/A	3.2%	2.3%	2.3%-3.2%
2010	N/A	3.6%	2.2%	2.2%-3.6%

Expected award life (2)	N/A	10 years	5 years	5-10 years

Expected volatility (3)
2011	N/A	35.5%	43.5%	35.5%-43.5%
2010	N/A	35.3%	41.7%	35.3%-41.7%

Expected dividend yield (4)
2011	N/A	4.9%	4.8%	4.8%-4.9%
2010	N/A	5.7%	5.5%	5.5%-5.7%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the three and six-month periods ending June 30, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 2 – Acquisition of Intangible Assets:

On January 4, 2011, the Company entered into a License and Distribution Agreement (the “License Agreement”) with EyeLevel Interactive, LLC (“Licensor”), a leading technology company, pursuant to which the Company was granted a license to market, promote, sell and distribute garments utilizing certain intellectual property of Licensor (the “Products”) to the Company’s current and potential clients. The License Agreement expires three years and 180 days following the Effective Date (the “Term”). The Company may renew the License Agreement for additional three-year terms by giving written notice to Licensor at least 90 days prior to the expiration of the then current term, provided the Company has met certain sales requirements relating to the Products and is not otherwise in default under the License Agreement or any manufacturing agreement with Licensor. Any renewal of the License Agreement will be on Licensor’s then current form, provided that the license fee, the restrictive covenants and certain other provisions of the License Agreement will be incorporated into the new form of agreement. The License Fee shall be payable on the first day of the renewal term.

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

NOTE 3 – Long-Term Debt:

	June 30, 2011	December 31, 2010
Note payable to Wachovia, pursuant to revolving credit agreement, matured June 30, 2010	$—	$—
Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$—	$—

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.09% at June 30, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost - benefits earned during the period	$141,000	$158,000	$280,000	$316,000
Interest cost on projected benefit obligation	273,000	256,000	546,000	513,000
Expected return on plan assets	(337,000)	(252,000)	(674,000)	(504,000)
Amortization of prior service cost	6,000	8,000	13,000	15,000
Recognized actuarial loss	119,000	108,000	239,000	216,000

Net periodic pension cost	$202,000	$278,000	$404,000	$556,000

No contributions were made to the Company’s benefit plans during the six months ended June 30, 2011. A contribution of $1,000,000 was made to the Company’s benefit plans during the six months ended June 30, 2010.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $345,000 and $647,000, respectively, for the six-month periods ended June 30, 2011 and 2010. Cash paid for interest was $12,000 and $20,000, respectively, for the six-month periods ended June 30, 2011 and 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of June 30, 2011, the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Tampa, Florida

July 26, 2011

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net trade accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $176,000.

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

Insurance

The Company self-insures for certain obligations related to health insurance programs. The Company also purchases stop-loss insurance policies to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

Business Outlook

The current economic environment in the United States remains challenging. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors. Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers. Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel. In an effort to mitigate these factors in the current economic environment, we have implemented the following strategies. First, we are actively pursuing acquisitions to increase our market share in our image apparel business which consists of uniforms and service apparel. Second, we diversified our business model by providing call center services to other businesses. We entered this business sector to provide call center services to the Company at a lower cost in order to improve our own operating results. Our call center operations, located in El Salvador and Costa Rica, have enabled us to reduce our operating expenses and to more effectively service our customers’ needs. We began selling call center services to third parties at the end of 2009. We have grown our call center business to third party customers from approximately $120,000 in annual net sales in 2009 to approximately $1 million in net sales in 2010. We generated net sales of approximately $1,244,000 from our call center business in the first six months of 2011 as compared to $236,000 in the first six months of 2010. We are aggressively marketing our call center services to third parties and believe that this area will be a strong growth sector for the Company in 2011 and beyond. Finally, we are pursuing new product lines to enhance our market position in the image apparel business. Toward this end, we entered into a licensing agreement in January of 2011 that provides us with access to patented technology which will allow us to market a new line of image apparel to our customers. Our new line of image apparel is designed to provide our customers with the ability to turn their employee uniforms into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses. We believe that this new product line will provide us with the opportunity for significant growth in our image apparel business in the future. We expect to begin generating revenues from this new product line in the fourth quarter of 2011.

During the latter part of 2010, cotton prices began increasing dramatically and recently reached historical highs due to weather-related and other supply disruptions. This supply shortage combined with robust global demand, particularly in Asia, has created global concerns about availability of cotton resulting in increased costs for raw materials needed to manufacture our products. While we have been able to pass a portion of these price increases on to our customers, we expect that increases in cotton prices could negatively impact our gross margins during the remainder of 2011. Additionally, in order to secure adequate supplies of raw materials going forward, our suppliers required us to provide increased deposits against certain purchase orders at the time they were placed. As supplies of our raw materials and related pricing have begun to stabilize, we are currently experiencing reductions in the amount of these deposit requirements.

Results of Operations

Net sales increased 3.3% from $26,629,000 for the three months ended June 30, 2010 to $27,506,000 for the three months ended June 30, 2011. The increase in net sales for the quarter is split between growth in our call center operations (1.9%) and increases in net sales from our image apparel business (1.4%). Net sales increased 3.4% from $52,609,000 for the six months ended June 30, 2010 to $54,404,000 for the six months ended June 30, 2011. The increase in net sales for the six-month period is split between growth in our call center operations (1.9%) and increases in net sales from our image apparel business (1.5%).

Cost of goods sold, as a percentage of net sales, approximated 63.9% for the three months ended June 30, 2011 compared to 64.8% for the three months ended June 30, 2010. The decrease as a percentage of net sales is attributed primarily to a decrease in direct product costs as a percentage of net sales during the current quarter (0.7%). This decrease is due to a combination of two factors. First, we increased prices during the last year in order to cover higher product and operating costs. These increases in product costs began to affect our current inventory prices during the first quarter of 2011 and could adversely impact our margins going forward. The impact of our increased pricing on our direct product costs as a percentage of net sales was a 0.4% reduction in the current quarter. Second, our call center net sales increased approximately $500,000 in the current quarter. The direct costs of sales associated with this operation are significantly lower than those in our image apparel business. The impact of this item on our direct product costs as a percentage of net sales was a 0.3% reduction in the current quarter. Cost of goods sold, as a percentage of net sales, approximated 63.6% for the six months ended June 30, 2011 compared to 65.2% for the six months ended June 30, 2010. The decrease as a percentage of net sales is attributed primarily to a decrease in direct product costs as a percentage of net sales during the current six-month period (1.4%). This decrease is due to a combination of the two factors as discussed above. First, we increased prices during the last year in order to cover higher product and operating costs. The impact of this item on our direct product costs as a percentage of net sales was a 0.7% reduction in the current six-month period. Second, our call center net sales increased approximately $1,008,000 in the current six-month period. The direct costs of sales associated with this operation are significantly lower than those in our image apparel business. The impact of this item on our direct product costs as a percentage of net sales was a 0.7% reduction in the current six-month period. As disclosed in Note 1 to the Condensed Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the three-month periods ended June 30, 2011 and 2010, respectively, were $1,368,000 and $1,512,000. The amounts included in selling and administrative expenses for the six-month periods ending June 30, 2011 and 2010, respectively, were $2,840,000 and $3,115,000.

Selling and administrative expenses, as a percentage of net sales approximated 30.9% and 29.5% respectively, for the three-month periods ended June 30, 2011 and 2010. The increase as a percentage of sales is attributed primarily to expense incurred for a major consulting project completed in the current period to study customer markets and to refine our strategic plan to capitalize on the opportunities identified (2.0%), and higher amortization of intangible assets associated with the licensing rights we acquired in January of 2011 as discussed above (0.7%), which was partially offset by the impact of higher net sales to cover operating expenses (1.0%) and by a reduction in depreciation expense (0.3%). Selling and administrative expenses, as a percentage of net sales, were approximately 32.0% and 30.3%, respectively, for the first six months of 2011 and 2010. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits in the current period (1.3%), expense incurred in the current period for a major consulting project completed in the current period to study customer markets and to refine our strategic plan to capitalize on the opportunities identified (1.0%), and higher amortization of intangible assets associated with the licensing rights we acquired in January of 2011 as discussed above (0.7%), which was partially offset by the impact of higher net sales to cover operating expenses (1.0%) and by a reduction in depreciation expense (0.3%). The increase in salaries, wages and benefits is attributed to higher stock compensation expense in the current period as a result of grants of more options and stock appreciation rights in the current period (0.8%), higher incentive compensation expense as a result of improved operating results (0.3%) and the balance is primarily attributed to an increase in employment levels to support our call center business.

The Company’s effective tax rate for the three months ended June 30, 2011 was 34.9% versus 35.9% for the three months ended June 30, 2010. The 1.0% decrease in such effective tax rate is attributed primarily to a reduction of non-deductible share-based compensation expense as a percentage of projected taxable income. The Company’s effective tax rate for the six months ended June 30, 2011 was 35.4% versus 36.3% for the six months ended June 30, 2010. The 0.9% decrease in such effective tax rate is attributed primarily to a reduction of non-deductible share-based compensation expense as a percentage of projected taxable income.

Liquidity and Capital Resources

Accounts receivable and other current assets increased 16.1% from $21,828,000 on December 31, 2010 to $25,334,000 as of June 30, 2011. Accounts receivable, net of allowance increased by $1,107,000 primarily as a result of higher net sales in the last month of the current period as compared to the last month of the previous period. Accounts receivable-other increased by $1,647,000 as a result of increased fabric levels maintained at our vendor in order to support increased production demands. Other current assets increased by $752,000 due primarily to an increase in deposits paid to our suppliers against certain purchase orders, in order to secure adequate supplies of raw materials in the amount of $1,231,000. This increase in deposit requirements is attributed to raw material shortages which are beginning to stabilize. As raw material supplies and pricing have begun to stabilize, we are experiencing reductions in the amount of these deposit requirements. The increase in deposits was offset by a reduction in refundable income taxes of $584,000 as the 2010 overpayment was applied to the 2011 estimated tax payments.

Inventories increased 10.2% from $31,030,000 on December 31, 2010 to $34,199,000 as of June 30, 2011 as a result of a management effort to increase inventory levels to service expected customer demands.

Other intangible assets increased 254.7% from $911,000 on December 31, 2010 to $3,231,000 on June 30, 2011. This increase is primarily attributed to the consummation of our license agreement with EyeLevel Interactive, LLC during the first quarter, which was offset by current amortization of other intangible assets.

Accounts payable increased 13.3% from $5,104,000 on December 31, 2010 to $5,782,000 on June 30, 2011 as a result of increased purchases of inventories in the current period.

Other current liabilities decreased 13.9% from $3,713,000 on December 31, 2010 to $3,198,000 on June 30, 2011, primarily due to the payout of year-end incentive accruals in the first quarter of the current year.

Cash and cash equivalents decreased by $6,801,000 from $9,107,000 on December 31, 2010 to $2,306,000 as of June 30, 2011. The Company used $2,633,000 in cash from operating activities, $2,775,000 in investing activities primarily related to the acquisition of intangible assets of $2,061,000 and $714,000 in net capital expenditures, and used $1,393,000 in financing activities. Financing activities included the payment of cash dividends, as discussed below and $281,000 paid for common stock reacquired and retired, offset by proceeds received from the exercise of stock options of $504,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2011 and 2010, respectively, the Company paid cash dividends of $1,616,000 and $1,595,000. The Company reacquired 24,474 and 27,737 shares of its common stock at a total cost of $281,000 and $269,000 in the six-month periods ended June 30, 2011 and June 30, 2010, respectively, pursuant to its stock repurchase program. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.09% at June 30, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2011, that were not previously reported in a Current Report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

Month #1 (April 1, 2011 to April 30, 2011)	3,720	$11.56	3,720
Month #2 (May 1, 2011 to May 31, 2011)	9,008	$11.61	9,008
Month #3 (June 1, 2011 to June 30, 2011)	1,841	$11.04	1,841

TOTAL	14,569	$11.53	14,569	363,675

(1)	On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

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

Date: July 26, 2011	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Exec. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.