Form 10-Q
period 2011-09-30
SUPERIOR UNIFORM GROUP INC
filed 2011-10-24
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM l0-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 20, 2011, the Registrant had 5,983,542 common shares outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

		2011	2010

Net sales		$30,730,613	$27,301,355

Costs and expenses:
Cost of goods sold		19,534,980	17,357,408
Selling and administrative expenses		8,587,487	7,953,631
Interest expense		8,935	8,228

		28,131,402	25,319,267

Earnings before taxes on income		2,599,211	1,982,088
Income tax expense		720,000	610,000

Net earnings		$1,879,211	$1,372,088

Weighted average number of shares outstanding during the period	(Basic)	5,986,676	5,900,595
	(Diluted)	6,079,430	5,954,578

Per Share Data:
Basic
Net earnings		$0.31	$0.23

Diluted
Net earnings		$0.31	$0.23

Cash dividends per common share		$0.135	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

		2011	2010

Net sales		$85,134,869	$79,910,378

Costs and expenses:
Cost of goods sold		54,160,450	51,650,960
Selling and administrative expenses		25,983,070	23,919,637
Interest expense		20,817	16,306

		80,164,337	75,586,903

Earnings before taxes on income		4,970,532	4,323,475
Income tax expense		1,560,000	1,460,000

Net earnings		$3,410,532	$2,863,475

Weighted average number of shares outstanding during the period	(Basic)	5,986,884	5,903,457
	(Diluted)	6,080,840	5,957,409

Per Share Data:
Basic
Net earnings		$0.57	$0.49

Diluted
Net earnings		$0.56	$0.48

Cash dividends per common share		$0.405	$0.405

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,305,485	$9,107,461
Accounts receivable - trade	19,301,113	16,523,061
Accounts receivable - other	3,136,132	1,274,209
Prepaid expenses and other current assets	2,909,699	4,030,708
Inventories*	39,107,821	31,029,947

TOTAL CURRENT ASSETS	66,760,250	61,965,386

PROPERTY, PLANT AND EQUIPMENT, NET	8,787,652	9,463,884
OTHER INTANGIBLE ASSETS, NET	2,990,292	911,225
DEFERRED INCOME TAXES	2,070,000	1,680,000
OTHER ASSETS	122,305	173,403

	$80,730,499	$74,193,898

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,171,020	$5,103,768
Other current liabilities	4,361,180	3,713,038

TOTAL CURRENT LIABILITIES	11,532,200	8,816,806

LONG-TERM DEBT	800,000	0
LONG-TERM PENSION LIABILITY	3,623,275	3,535,470
OTHER LONG-TERM LIABILITIES	700,000	742,000
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	0	0
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,974,517 and 5,959,975 shares, respectively.	5,974	5,960
Additional paid-in capital	19,130,917	16,753,094
Retained earnings	48,750,870	48,402,710
Accumulated other comprehensive loss, net of tax:
Pensions	(3,812,737)	(4,062,142)

TOTAL SHAREHOLDERS’ EQUITY	64,075,024	61,099,622

	$80,730,499	$74,193,898

* Inventories consist of the following:
	September 30, 2011 (Unaudited)	December 31, 2010
Finished goods	$23,783,935	$23,828,283
Work in process	71,314	66,853
Raw materials	15,252,572	7,134,811

	$39,107,821	$31,029,947

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$3,410,532	$2,863,475
Adjustments to reconcile net earnings to net cash (used in) provided from operating activities:
Depreciation and amortization	2,271,647	1,943,849
Provision for bad debts	82,374	181,113
Share-based compensation expense	1,005,198	532,220
Deferred income tax (benefit) provision	(519,000)	29,250
Gain on sales of property, plant and equipment	(23,500)	(54,437)
Changes in assets and liabilities:
Accounts receivable - trade	(2,860,426)	736,756
Accounts receivable - other	(1,861,923)	(42,290)
Inventories	(8,077,874)	1,124,321
Prepaid expenses and other current assets	1,121,009	480,807
Other assets	51,098	(5,164)
Accounts payable	2,067,252	350,518
Other current liabilities	648,142	1,070,694
Pension liability	466,210	(2,219,919)
Other long-term liabilities	(42,000)	20,000

Net cash (used in) provided from operating activities	(2,261,261)	7,011,193

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(822,488)	(609,875)
Disposals of property, plant and equipment	32,937	60,659
Proceeds from notes receivable collections	0	15,250
Acquisition of intangible assets	(2,061,431)	0

Net cash used in investing activities	(2,850,982)	(533,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	13,400,000	3,035,000
Repayment of long-term debt	(12,600,000)	(3,035,000)
Payment of cash dividends	(2,426,672)	(2,391,831)
Proceeds received on exercise of stock options	712,659	245,899
Common stock reacquired and retired	(775,720)	(343,023)

Net cash used in financing activities	(1,689,733)	(2,488,955)

Net (decrease) increase in cash and cash equivalents	(6,801,976)	3,988,272

Cash and cash equivalents balance, beginning of year	9,107,461	6,365,557

Cash and cash equivalents balance, end of period	$2,305,485	$10,353,829

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)	Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries, Fashion Seal Corporation, Superior Office Solutions, The Office Gurus, LLC, and their jointly owned subsidiaries, The Office Gurus, Ltda, De C.V. and The Office Masters. They also include The Office Gurus, Ltda and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions collectively “the Company.” Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2011 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $241,000 and $96,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and $782,000 and $288,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.

e)	Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2011 and 2010, respectively were $12,000 and $14,000. Advertising costs for the nine-month periods ended September 30, 2011 and 2010, respectively were $71,000 and $46,000.

f)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,586,000 and $1,537,000 for the three months ended September 30, 2011 and 2010, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $4,425,000 and $4,652,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings used in the computation of basic and diluted earnings per share	$1,879,211	$1,372,088	$3,410,532	$2,863,475

Weighted average shares outstanding - basic	5,986,676	5,900,595	5,986,884	5,903,457
Common stock equivalents	92,754	53,983	93,956	53,952

Weighted average shares outstanding - diluted	6,079,430	5,954,578	6,080,840	5,957,409

Per Share Data :
Basic
Net earnings	$0.31	$0.23	$0.57	$0.49

Diluted
Net earnings	$0.31	$0.23	$0.56	$0.48

Awards to purchase 279,125 and 401,125 shares of common stock with weighted average exercise prices of $12.57 and $12.18 per share were outstanding during the three-month periods ending September 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 445,625 and 539,175 shares of common stock with weighted average exercise prices of $12.09 and $11.75 per share were outstanding during the nine-month periods ending September 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$1,879,211	$1,372,088	$3,410,532	$2,863,475
Other comprehensive income:
Pensions - reclassification to net earnings during the period	83,135	74,930	249,405	224,791

	$1,962,346	$1,447,018	$3,659,937	$3,088,266

m)	Operating Segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has determined that currently it operates in one segment, as defined in the standards.

n)	Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. At September 30, 2011, the Company had 1,417,250 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended September 30, 2011 and 2010, respectively, the Company recognized $181,000 and $123,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Earnings. For the nine months ended September 30, 2011 and 2010, respectively, the Company recognized $1,005,000 and $532,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Earnings. This expense was offset by a $145,000 and a $38,000 deferred tax benefit for non-qualified share-based compensation for the nine-month periods ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the three-month periods ended September 30, 2011 and 2010, respectively, the Company received $209,000 and $136,000 in cash from stock option exercises. During the nine-month periods ended September 30, 2011 and 2010, respectively, the Company received $713,000 and $246,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the nine months ended September 30, 2011, the Company received 8,491 shares of its common stock as payment for the issuance of 10,900 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the nine months ended September 30, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	699,790	$10.29
Granted	211,631	11.43
Exercised	(90,256)	9.00
Lapsed	(93,025)	11.65
Cancelled	(26,600)	10.81

Outstanding September 30, 2011	701,540	$10.59

At September 30, 2011, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $662,386.

Options exercised during the three and nine-month periods ended September 30, 2011 had intrinsic values of $62,972 and $175,567, respectively. Options exercised during the three and nine-month periods ended September 30, 2010 had intrinsic values of $22,924 and $42,031, respectively. The weighted average grant date fair value of the Company’s options granted during the three-month periods ended September 30, 2011 and 2010 was $3.11 and $2.23, respectively. The weighted average grant date fair value of the Company’s options granted during the nine month periods ended September 30, 2011 and 2010 was $2.74 and $2.25, respectively.

A summary of SARS transactions during the nine months ended September 30, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	207,380	$11.30
Granted	127,144	11.24
Exercised	(2,100)	9.16
Lapsed	(75,000)	11.20
Cancelled	0	0

Outstanding September 30, 2011	257,424	$11.32

At September 30, 2011, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $84,260.

SARS exercised during the nine-month period ended September 30, 2011 had an intrinsic value of $4,893. There were no SARS exercised during the nine-month period ended September 30, 2010. There were 127,144 and 35,980 SARS granted during the nine-month periods ended September 30, 2011 and 2010, respectively. The weighted average grant date fair value of the Company’s SARS granted during the nine-month periods ended September 30, 2011 and 2010 was $2.96 and $2.29, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,		Nine Months Ended September 30,
	SARS	Options	SARS	Options

Exercise price
2011	N/A	$11.95	$11.24	$11.10 - $11.95
2010	N/A	$9.76	$9.80	$9.41 - $9.80

Market price
2011	N/A	$11.95	$11.24	$11.10 - $11.95
2010	N/A	$9.76	$9.80	$9.41 - $9.80

Risk free interest rate (1)
2011	N/A	1.2%	2.3%	1.2% - 3.2%
2010	N/A	1.5%	2.2%	1.5% - 3.6%

Expected award life (2)	N/A	5 years	5 years	5-10 years

Expected volatility (3)
2011	N/A	43.9%	43.5%	35.5% - 43.9%
2010	N/A	42.1%	41.7%	35.3% - 42.1%

Expected dividend yield (4)
2011	N/A	4.5%	4.8%	4.5% - 4.9%
2010	N/A	5.5%	5.5%	5.5% - 5.7%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

(3)	The determination of expected stock price volatility for awards granted in each of the three and nine-month periods ending September 30, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

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

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the Effective Date. This Warrant will be exercisable until January 4, 2016, and has an exercise price of $10.63 per share. The Company determined the fair value of the Warrant to be $800,000 utilizing the Black-Scholes valuation model. Additionally, the Company incurred $61,432 in expenses associated with the acquisition of the License Agreement. The total capitalized cost of the License Agreement is $2,861,432. This amount is being amortized over the initial term of the agreement of 42 months.

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

NOTE 3 – Long-Term Debt:

	September 30, 2011	December 31, 2010

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$800,000	$0

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.14% at September 30, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost - benefits earned during the period	$139,000	$158,000	$419,000	$474,000
Interest cost on projected benefit obligation	273,000	257,000	819,000	770,000
Expected return on plan assets	(336,000)	(306,000)	(1,010,000)	(810,000)
Amortization of prior service cost	6,000	8,000	19,000	23,000
Recognized actuarial loss	120,000	107,000	359,000	323,000

Net periodic pension cost	$202,000	$224,000	$606,000	$780,000

Contributions of $140,000 were made to the Company’s benefit plans during the nine months ended September 30, 2011. Contributions of $3,000,000 were made to the Company’s benefit plans during the nine months ended September 30, 2010.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $870,000 and $1,327,000, respectively, for the nine-month periods ended September 30, 2011 and 2010. Cash paid for interest was $25,000 and $26,000, respectively, for the nine-month periods ended September 30, 2011 and 2010.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of September 30, 2011, the related consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2011 and 2010 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

October 24, 2011

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

Business Outlook

The current economic environment in the United States remains challenging. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors. Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers. Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel. In an effort to mitigate these factors in the current economic environment, we have implemented the following strategies. First, we are actively pursuing acquisitions to increase our market share in our image apparel business which consists of uniforms and service apparel. Second, we diversified our business model by providing remote staffing solutions to other businesses. We entered this business sector to provide remote staffing solutions to the Company at a lower cost in order to improve our own operating results. Our remote staffing operations, located in El Salvador, Costa Rica and Seminole, FL. have enabled us to reduce our operating expenses and to more effectively service our customers’ needs. We began selling remote staffing services to third parties at the end of 2009. We have grown our remote staffing business to third party customers from approximately $120,000 in annual net sales in 2009 to approximately $1 million in net sales in 2010. We generated net sales of approximately $2,162,000 from our remote staffing business in the first nine months of 2011 as compared to $503,000 in the first nine months of 2010. We are aggressively marketing our remote staffing services to third parties and believe that this area will be a strong growth sector for the Company in 2011 and beyond. Finally, we are pursuing new product lines to enhance our market position in the image apparel business. Toward this end, we entered into a licensing agreement in January of 2011 that provides us with access to patented technology which will allow us to market a new line of image apparel to our customers. Our new line of image apparel is designed to provide our customers with the ability to turn their employee uniforms into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses. We believe that this new product line will provide us with the opportunity for significant growth in our image apparel business in the future. We expect to begin generating revenues from this new product line in the fourth quarter of 2011.

Results of Operations

Net sales increased 12.6% from $27,301,000 for the three months ended September 30, 2010 to $30,731,000 for the three months ended September 30, 2011. The increase in net sales for the quarter is split between growth in our image apparel business (10.2%) and increases in net sales from our remote staffing business (2.4%). Net sales increased 6.5% from $79,910,000 for the nine months ended September 30, 2010 to $85,135,000 for the nine months ended September 30, 2011. The increase in net sales for the nine-month period is split between growth in our image apparel business (4.5%) and increases in net sales from our remote staffing business (2.0%).

Cost of goods sold, as a percentage of net sales, approximated 63.6% for the three months ended September 30, 2011 compared to 63.6% for the three months ended September 30, 2010. We experienced an increase in cost of sales as a percentage of net sales related to our image apparel business (0.1%), which was offset by the impact of lower cost of sales as a percentage of net sales in our remote staffing business. The increase as a percentage of net sales for our image apparel business is attributed primarily to an increase in direct product costs as a percentage of net sales during the current quarter (0.8%) due to higher raw material costs primarily related to shortages of cotton offset by lower indirect costs as a percentage of net sales due to the increased volume to cover such costs (0.7%). These increases in product costs began to affect our current inventory prices during the first quarter of 2011 and could adversely impact our margins going forward. Our remote staffing net sales increased approximately $651,000 in the current quarter. The direct costs of sales associated with this operation are significantly lower than those in our image apparel business. The impact of this item on our direct product costs as a percentage of net sales was a 0.1% reduction in the current quarter. Cost of goods sold, as a percentage of net sales, approximated 63.6% for the nine months ended September 30, 2011 compared to 64.6% for the nine months ended September 30, 2010. The decrease as a percentage of net sales is attributed primarily to a decrease in direct product costs as a percentage of net sales during the current nine-month period (0.6%). This decrease is due to a combination of the factors discussed above. First, we increased prices during the last year in order to cover higher product and operating costs. Second, our remote staffing net sales increased approximately $1,659,000 in the current nine-month period. The direct costs of sales associated with this operation are significantly lower than those in our image apparel business. The impact of this item on our direct product costs as a percentage of net sales was a 0.2% reduction in the current nine-month period. As disclosed in Note 1 to the Consolidated Financial Statements, the Company includes a portion of the costs associated with its distribution network in selling and administrative expenses. The amounts included in selling and administrative expenses for the three-month periods ended September 30, 2011 and 2010, respectively, were $1,586,000 and $1,537,000. The amounts included in selling and administrative expenses for the nine-month periods ending September 30, 2011 and 2010, respectively, were $4,425,000 and $4,652,000.

Selling and administrative expenses, as a percentage of net sales approximated 27.9% and 29.1% respectively, for the three-month periods ended September 30, 2011 and 2010. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (3.5%) which was partially offset by higher salaries and benefits (1.0%) and higher amortization of intangible assets associated with the licensing rights we acquired in January of 2011 as discussed above (0.7%) and various other minor increases (0.6%). Selling and administrative expenses, as a percentage of net sales, were approximately 30.5% and 29.9%, respectively, for the first nine months of 2011 and 2010. The increase as a percentage of sales is attributed primarily to higher salaries and benefits (1.1%), higher amortization of intangible assets associated with the licensing rights we acquired in January of 2011 as discussed above (0.7%) and expense incurred for a major consulting project completed in the current period to study customer markets and to refine our strategic plan to capitalize on the opportunities identified (0.7%) and various other minor increases (0.1%) which was partially offset by the impact of higher net sales to cover operating expenses (2.0%).

The Company’s effective tax rate for the three months ended September 30, 2011 was 27.7% versus 30.8% for the three months ended September 30, 2010. The 3.1% decrease in such effective tax rate is attributed primarily to a reduction in the accrual for uncertain tax positions in the current period primarily for expiration of the statute of limitations on various positions (2.0%) and other miscellaneous changes (1.1%). The Company’s effective tax rate for the nine months ended September 30, 2011 was 31.4% versus 33.8% for the nine months ended September 30, 2010. The 2.4% decrease in such effective tax rate is attributed primarily to a reduction in the accrual for uncertain tax positions in the current period primarily for expiration of the statute of limitations on various positions (1.3%) and other miscellaneous changes (1.1%).

Liquidity and Capital Resources

Accounts receivable-trade increased $2,778,000 from $16,523,000 on December 31, 2010 to $19,301,000 as of September 30, 2011 primarily due to the significant increase in net sales in the current quarter in comparison to the fourth quarter of the prior year.

Accounts receivable—other increased by $1,861,000 from $1,274,000 on December 31, 2010 to $3,136,000 as of September 30, 2011 as a result of increased advances to our suppliers to fund higher raw material levels maintained at their facilities.

Other current assets decreased by $1,121,000, due primarily to decreases in deposits paid to our suppliers against certain purchase orders, in order to secure adequate supplies of raw materials in the amount of $616,000. As raw material supplies and pricing began to stabilize, we began experiencing reductions in the amount of deposit requirements. Additionally, there was a reduction in refundable income taxes of $584,000 as the 2010 overpayment was applied to the 2011 estimated tax payments.

Inventories increased 26.0% from $31,030,000 on December 31, 2010 to $39,108,000 as of September 30, 2011. This increase is due to a decision by management to increase certain inventory levels in order to better capitalize on potential opportunities for sales growth.

Other intangible assets increased 228.2% from $911,000 on December 31, 2010 to $2,990,000 on September 30, 2011. This increase is primarily attributed to the consummation of our license agreement with EyeLevel Interactive, LLC during the first quarter, which was offset by current amortization of other intangible assets.

Accounts payable increased 40.5% from $5,104,000 on December 31, 2010 to $7,171,000 on September 30, 2011. This increase is primarily due to increased levels of inventory purchases in the current period.

Other current liabilities increased 17.5% from $3,713,000 on December 31, 2010 to $4,361,000 on September 30, 2011 primarily due to an increase in the accrual for current income taxes payable of $584,000.

Cash and cash equivalents decreased by $6,802,000 from $9,107,000 on December 31, 2010 to $2,305,000 as of September 30, 2011. The Company used $2,261,000 in cash from operating activities, $2,851,000 in investing activities consisting of the acquisition of intangible assets of $2,061,000 and $790,000 in net capital expenditures, and used $1,690,000 in financing activities. Financing activities included the payment of cash dividends, as discussed below and $776,000 paid for common stock reacquired and retired, offset by proceeds received from the exercise of stock options of $713,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2011 and 2010, respectively, the Company paid cash dividends of $2,427,000 and $2,392,000. The Company purchased 67,648 and 35,125 shares of its outstanding common stock at a total cost of $776,000 and $343,000 in the nine-month periods ended September 30, 2011 and 2010, respectively, pursuant to its stock repurchase program. The Company anticipates that it will continue to pay dividends and that it will repurchase and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.14% at September 30, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2011 that were not previously reported in a current report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(July 1, 2011 to July 31, 2011)	6,509	$11.29	6,509
Month #2
(August 1, 2011 to August 31, 2011)	33,842	$11.52	33,842
Month #3
(September 1, 2011 to September 30, 2011)	2,823	$11.27	2,823

TOTAL	43,174	$11.47	43,174	320,501

(1)	On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

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

Date: October 24, 2011

SUPERIOR UNIFORM GROUP, INC.

By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Exec. Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Revolving Loan Agreement between Superior Uniform Group, Inc. and Fifth Third Bank

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.