Form 10-K/A
SUPERIOR UNIFORM GROUP INC
filed 2011-12-21
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-05869

SUPERIOR UNIFORM GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	11-1385670 (I.R.S. Employer Identification No.)

10055 Seminole Blvd.
Seminole, Florida 33772
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code:  (727) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	Listed on the NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:  N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes                   No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes                    No  X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes X                 No _____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ______        No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _______                                                                                                   Accelerated filer  _______

Non-accelerated filer  _______                                                                                                    Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                       No  X

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

EXPLANATORY NOTE

Superior Uniform Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission on February 25, 2011.  This Amendment No. 1 is being filed solely to replace the version of the material contract filed as Exhibit 10.14 to the Original Form 10-K with the version filed as Exhibit 10.14 to this Amendment No. 1.  The version of Exhibit 10.14 filed with this Amendment No. 1 has been revised to disclose additional information previously omitted in accordance with a request for confidential treatment submitted to the Securities and Exchange Commission.  Certain portions of the contract remain omitted in accordance with a request for confidential treatment that the Company has submitted to the Securities and Exchange Commission.  The version of Exhibit 10.14 filed with this Amendment No.1 supersedes in its entirety the version of Exhibit 10.14 previously filed with the Original Form 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the Company is also filing currently-dated certifications from its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as required by Rule 13a-14(a) or Rule 15d-14(a).

Except as described above, no other amendments have been made to the Original Form 10-K and all other Items of the Original Form 10-K are unaffected by this Amendment No. 1.  In addition, this Amendment No. 1 does not reflect events occurring after the date that the Original Form 10-K was filed or modify or update the disclosure contained in the Original Form 10-K in any way other than as required to reflect the amendments described above.

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

DATE:   December 21, 2011

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
4.1
Credit Agreement dated March 26, 1999, between the Registrant and First Union, filed as Exhibit 4.1 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

4.2
Credit Agreement dated October 16, 2000, between the Registrant and First Union, filed as Exhibit 4.2 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

4.3
Second Amendment to Loan Agreement and Other Loan Documents between Registrant and First Union and Renewal of Revolving Credit Note, filed as Exhibit 4.3 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

4.4
Third Amendment to Loan Agreement and Other Loan Documents between Registrant and Wachovia and Renewal of Revolving Credit, filed as Exhibit 4.4 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

4.5
Renewal Revolving Line of Credit Promissory Note between Registrant and Wachovia filed as Exhibit 4.5 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

4.6
Warrant, dated January 4, 2011, issued by Superior Uniform Group, Inc. to EyeLevel Interactive, LLC, filed as Exhibit 4.6 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

10.1*
Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File/Film No.: 001-05869/06821111), and incorporated herein by reference.

10.2*
Description of bonus plan for executive officers of the Registrant, filed as Exhibit 10.2 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/ 11638938) and incorporated herein by reference.

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

10.14(1) (2)	License and Distribution Agreement, dated January 4, 2011, between Superior Uniform Group, Inc. and EyeLevel Interactive, LLC.
14.1
Code of Business Ethics, as amended on November 12, 2007, filed as Exhibit 10.9 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

21.1
Subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/ 11638938) and incorporated herein by reference.

23.1
Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP, filed as Exhibit 23.1 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

31.1(1)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(1)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1
Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, filed as Exhibit 32.1 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

32.2
Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, filed as Exhibit 32.2 to the Registrant’s 2010 Annual Report on Form 10-K (filed on February 25, 2011) (File/Film No.: 001-05869/11638938) and incorporated herein by reference.

* Management contracts and compensatory plans and arrangements.
(1)  Filed herewith.
(2) Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.