Form 10-K
period 2011-12-31
SUPERIOR UNIFORM GROUP INC
filed 2012-02-24
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($11.70) as reported by the NASDAQ Stock Market, was approximately $45 million.

The number of shares of common stock outstanding as of February 20, 2012 was 6,015,280 shares.

Documents Incorporated by Reference:

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2011, relating to its Annual Meeting of Shareholders to be held May 4, 2012, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III. The exhibit index may be found on Page 43.

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

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Superior is comprised of two reportable business segments: uniforms and related products and remote staffing solutions.

Superior’s Uniforms and Related Products segment, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®, UniVogue® and Blade – manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial, and commercial markets. In excess of 95% of Superior’s uniforms and related products segments’ net sales are from the sale of uniforms and service apparel, and miscellaneous products directly related thereto.

Refer to Note 18, “Operating segment information” under Item 8 of this Form 10-K for financial information relating to our reportable business segments.

Superior services its Remote Staffing Solutions segment through its The Office Gurus subsidiaries in El Salvador and Costa Rica (“TOG”). TOG is a near-shore premium provider of cost effective bilingual telemarketing and total office support solutions.

Products

Superior manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets in its Uniforms and Related Products segment. Its principal products are:

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

Services

Through the recruitment and employment of highly qualified English speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment.

•	Remote staffing solutions

•	TOG provides near-shore remote staffing solutions.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers which include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK – a division of privately-held ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market where it occurs. Industry statistics are not available, but we believe that Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which TOG operates is competitive and highly fragmented. TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized applications or short-term projects, to very large independent firms as well as the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process outsourcing solutions on an outsourced basis. These include, but are not limited to, U.S.-based providers, such as APAC Customer Services, Convergys, Sitel, Startek, Sykes, TechTeam Global, TeleTech, and West. TOG also competes with local entities in other offshore geographies, such as TIVIT and the Philippine Long Distance Telephone Company; small niche providers, such as Alpine Access, Arise, VIPDesk, and Working Solutions; and large global companies that offer outsourced services within their portfolios, such as IBM, HP, CapGemini, Accenture and Fujitsu. The list of potential competitors includes both publicly traded and privately held companies.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 6.2% of its 2011 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt. As of February 20, 2012, the backlog of all orders that we believe to be firm was approximately $4.0 million, compared to approximately $5.5 million as of February 21, 2011.

Inventory

Superior markets itself to its customers as a “stock house.” Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments which requires substantial working capital. Superior’s principal raw materials are textile products. In 2011 and 2010, approximately 52% and 54%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America it could significantly disrupt Superior’s business.

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

Employees

Superior employed 647 persons, of which 640 were full-time employees, as of December 31, 2011.

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

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments become due under any pension plans that are unfunded or underfunded.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2011, we had approximately $8.1 million in unfunded or underfunded obligations related to our pension plans.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2011 and 2010 approximately 52% and 54%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast hurricanes during fiscal 2005. While we were not impacted by any hurricane related events during fiscal 2010 or 2011, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Our remote staffing solutions business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and recently proposed legislation.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for our services. However, the trend to outsource business processes may not continue and could reverse. Outsourcing is a politically sensitive topic in the United States and elsewhere due to a perceived association between outsourcing providers and the loss of jobs in the United States. A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing services outside the United States. For example, public figures have supported legislation that they contend will generate new jobs in the United States, including limiting income tax benefits for companies that offshore American jobs. Because all of our current customers are U.S. companies, any expansion of existing laws or the enactment of new legislation restricting offshore outsourcing could harm our business, results of operations and financial condition. It is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to off-shore service providers. This would also negatively affect our ability to attract or retain customers that have these contracts.

Certain of our existing shareholders have significant control.

At December 31, 2011, our executive officers and certain of their family members collectively beneficially owned 35.8% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company’s properties are currently fully utilized (none noted as not fully utilized) and have aggregate productive capacity to meet the Company’s present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area – all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

•	Seminole, Florida – Plant of approximately 60,000 square feet owned by the Company; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.

•

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping; lease expiring November 30, 2016.

•	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee requiring payment of only a nominal rental fee; used for storage; lease expiring in 2014.

•

San Salvador, El Salvador – Office space of approximately 23,200 square feet; owned by The Office Gurus, a subsidiary of Superior Office Solutions and Fashion Seal Corp., wholly-owned subsidiaries of the Company; used as office space for our remote staffing solutions business.

•	Costa Rica – Office space of approximately 1,115 square feet; leased by Superior Office Solutions S.A., wholly-owned subsidiary of Superior Office Solutions; lease expiring in 2013.

•

Miscellaneous – Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company; Dallas, Texas: leased sales office of approximately 2,055 square feet – lease expiring in 2014.

Item 3.	Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which Superior’s common shares are traded is the NASDAQ Stock Market under the symbol “SGC”; said shares have also been admitted to unlisted trading on the Chicago Stock Exchange.

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2011 and 2010 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market.

	QUARTER ENDED
	2011				2010
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$11.74	$11.89	$12.15	$12.85	$10.40	$10.30	$10.20	$11.35

Low	$10.50	$9.88	$10.00	$10.28	$8.60	$9.00	$8.88	$9.30

Dividends (total for 2011-$0.54; 2010-$0.54)	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135	$0.135

We declared cash dividends of $0.135 per share in each of the quarters during the fiscal years ended December 31, 2010 and 2011. We intend to pay regular quarterly distributions to our common shareholders, the amount of which may change from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On February 20, 2012, we had 161 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $12.53 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2011 to October 31, 2011)	5,825	$11.43	5,825
Month #2 (November 1, 2011 to November 30, 2011)	2,478	$12.22	2,478
Month #3 (December 1, 2011 to December 31, 2011)	742	$12.40	742

TOTAL	9,045	$11.73	9,045	311,456

(1)	On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. All such purchases were open market transactions.

Item 6.	Selected Financial Data

The following selected data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2011	2010	2009	2008	2007
Net sales	$112,373,000	$105,878,000	$102,802,000	$123,745,000	$120,458,000

Costs and expenses:
Cost of goods sold	72,114,000	68,411,000	69,583,000	83,403,000	80,837,000
Selling and administrative expenses	34,646,000	31,697,000	30,402,000	34,264,000	33,785,000
Goodwill impairment loss	—	—	—	1,617,000	—
Interest expense	27,000	23,000	120,000	321,000	330,000

	106,787,000	100,131,000	100,105,000	119,605,000	114,952,000

Earnings from continuing operations before taxes on income	5,586,000	5,747,000	2,697,000	4,140,000	5,506,000
Taxes on income	1,450,000	1,940,000	730,000	1,850,000	1,810,000

Earnings from continuing operations	4,136,000	3,807,000	1,967,000	2,290,000	3,696,000
Loss from discontinued operations, net of taxes	—	—	—	(156,000)	(1,147,000)

Net earnings	$4,136,000	$3,807,000	$1,967,000	$2,134,000	$2,549,000

Per Share Data:
Basic
Earnings from continuing operations	$0.69	$0.64	$0.33	$0.35	$0.56
Loss from discontinued operations, net of taxes	0.00	0.00	0.00	(0.02)	(0.18)

Net earnings	$0.69	$0.64	$0.33	$0.33	$0.38

Diluted
Earnings from continuing operations	$0.68	$0.64	$0.33	$0.35	$0.55
Loss from discontinued operations, net of taxes	0.00	0.00	0.00	(0.02)	(0.17)

Net earnings	$0.68	$0.64	$0.33	$0.33	$0.38

Cash dividends per common share	$0.54	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$80,947,000	$74,194,000	$73,568,000	$79,591,000	$87,904,000

Long-term debt	$640,000	$—	$—	$3,379,000	$2,446,000

Working capital	$55,784,000	$53,148,000	$51,475,000	$55,802,000	$59,252,000

Shareholders’ equity	$61,046,000	$61,100,000	$60,119,000	$60,695,000	$72,446,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OUTLOOK: The current economic environment in the United States remains very challenging. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors. Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers. Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel. Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies. We are actively pursuing acquisitions to increase our market share in the image apparel business and it is our intention to continue to seek additional acquisitions that fit into our image apparel business in the future. Secondly, we have diversified our business model to include a sector providing remote staffing solutions to other businesses. This business segment was initially started to provide these services for the Company at a lower cost structure in order to improve our own operating results. This remote staffing operation, located in El Salvador and Costa Rica, has enabled us to reduce our operating expenses and to more effectively service our customers’ needs. We began selling these services to other companies at the end of 2009 and as a result, we have grown this business from approximately $1 million in annual revenues in 2010 to approximately $2.9 million in net sales to outside customers in 2011. We are aggressively marketing this service to others at this point and see this area as a growth sector in 2012 and beyond. Finally, we are pursuing new product lines to enhance our market position in the image apparel business. Toward this end, we entered into a new licensing agreement in January of 2011. This new licensing agreement provides us with access to patented technology which will allow us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses. We believe that this new product line will provide us with the opportunity for significant growth in our image apparel business in the future. We are in the initial stages of marketing this concept to customers and have not generated any revenues of significance at this point. We have customers in test programs at this point and expect to begin generating meaningful revenues from this new product line in the first half of 2012.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products. While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011 and we expect that this will continue to negatively impact our gross margins in 2012.

OPERATIONS:

Net Sales

	2011	2010	% Change
Uniforms and Related Products	$109,442,000	$104,863,000	4.4%
Remote Staffing Solutions	6,610,000	4,022,000	64.3%
Net intersegment eliminations	(3,679,000)	(3,007,000)	22.3%

Consolidated Net Sales	$112,373,000	$105,878,000	6.1%

Net sales increased 6.1% from $105,878,000 in 2010 to $112,373,000 in 2011. The increase in net sales is split between growth in our Uniforms and Related Products Segment (4.3%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (1.8%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment.

Uniforms and Related Products net sales increased 4.4% in 2011. This increase is attributed to increased market penetration primarily in the healthcare market offset by continued softness in our other markets as the economic environment has remained challenging in 2011.

Remote Staffing Solutions net sales increased 64.3% before intersegment eliminations and 188.8% after intersegment eliminations in 2011. This growth is attributed to additional market penetration in 2011.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 64.7% in 2011, and 64.8% in 2010. The percentage decrease in 2011 as a percentage of net sales is attributed primarily to an increase in direct product costs as a percentage of net sales during the current year (0.1%) due to higher raw material costs primarily related to shortages of cotton offset by lower indirect costs as a percentage of net sales due to the increased volume to cover such costs.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 38.5% in 2011, and 32.8% in 2010. The percentage increase in 2011 as compared to 2010 is primarily attributed to start up costs associated with taking on new programs to support the substantial growth in this segment in 2011.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 30.5% in 2011 and 29.9% in 2010. The increase as a percentage of sales is attributed primarily to higher amortization of intangible assets associated with the licensing rights we acquired in January of 2011 (0.7%) and expense incurred for a major consulting project completed in the current period to study customer markets and to refine our strategic plan to capitalize on the opportunities identified (0.5%) and various other minor increases (0.7%) partially offset by the impact of higher net sales to cover operating expenses (1.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 33.6% in 2011 and 30.1% in 2010. The increase as a percentage of sales is attributed primarily to higher salaries and benefits associated with increased hiring to provide infrastructure to support the rapid growth of this business segment (5.7%) and an increase in the provision for doubtful accounts (2.3%), partially offset by the impact of higher net sales to cover operating expenses (4.5%).

The effective income tax rate in 2011 was 26.0% and in 2010 was 33.8%. The 7.8% decrease in the effective tax rate is attributed primarily to the following: an increase in the benefit for untaxed foreign income (5.4%), a decrease in the state income tax rate (0.9%), a decrease in the accrual for uncertain tax positions (1.2%), and the impact of other items (1.4%), offset by an increase in the rate from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.1%). The increase in the benefit for untaxed foreign income is attributed to the amount of untaxed foreign income earned by the Company in 2011. During the years ended December 31, 2011 and 2010, the Company did not recognize deferred income taxes on foreign income of $1,952,000 and $1,015,000, respectively, due to the fact that these amounts are considered to be reinvested indefinitely in the foreign subsidiaries. Based upon our current expectations, the benefit from untaxed foreign income in 2012 will be significantly lower unless we determine that our expected investment levels in our foreign subsidiaries will need to be accelerated to handle future growth in these markets. Therefore, we expect our effective tax rate will increase in 2012.

LIQUIDITY AND CAPITAL RESOURCES: The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. We have a $15 million revolving credit facility available for use in the event we should need it, under which, $640,000 of debt is outstanding at December 31, 2011. Approximately $2,465,000 of our cash is held in our foreign subsidiaries and cannot be repatriated without recognizing and paying Federal income taxes on this amount.

Accounts receivable decreased 3.5% from $16,523,000 on December 31, 2010 to $15,942,000 as of December 31, 2011. The decrease is primarily attributed to improvement in the overall aging of our receivables. Accounts receivable – other increased 194.0% from $1,274,000 on December 31, 2010 to $3,745,000 as of December 31, 2011 as a result of increased advances to our suppliers to fund higher raw material levels maintained at their facilities.

Inventories increased 32.8% from $31,030,000 on December 31, 2010 to $41,208,000 as of December 31, 2011. This increase is due to a decision by management to increase certain inventory levels in order to better capitalize on potential opportunities for sales growth.

Accounts payable increased 16.4% from $5,104,000 on December 31, 2010 to $5,941,000 on December 31, 2011. This increase is primarily due to increased levels of inventory purchases in 2011.

Other current liabilities increased 21.2% from $3,713,000 on December 31, 2010 to $4,499,000 on December 31, 2011, due primarily to increased accruals for sales commissions and other incentive compensation attributed to better operating results in 2011.

Long-term pension liability increased 128.7% from $3,535,000 on December 31, 2010 to $8,086,000 on December 31, 2011. The Company contributed $550,000 to its benefit plans in 2011. The contribution was offset by the impact of a reduction in the year end discount rate used to calculate the year-end liability for the plans from a range of 5.28% to 5.49% at December 31, 2010 to a range of 4.23% to 4.35% at December 31, 2011. This change in the discount rates increased the year-end liability by approximately $3,800,000. The majority of the remainder of the increase is attributed to normal service costs of $559,000 and lower than projected performance on the plans’ assets in the current year.

At December 31, 2011, the working capital of the Company was approximately $55,784,000 and the working capital ratio was 6.3:1. The working capital of the Company at December 31, 2010 was approximately $53,148,000 and the working capital ratio was 7.0:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $913,000 and $771,000 in 2011 and 2010, respectively.

During the years ended December 31, 2011 and 2010, the Company paid cash dividends of approximately $3,235,000 and $3,196,000, respectively, resulting from quarterly dividends of $.135 per share. On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 76,693 shares and 52,995 shares of its common stock in the years ended December 31, 2011 and 2010, respectively, with approximate costs of $882,000 and $534,000, respectively. At December 31, 2011, the Company had 311,456 shares remaining for purchase under its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2011, cash and cash equivalents decreased by approximately $6,303,000. The Company used $855,000 in cash from operating activities, $2,929,000 in investing activities consisting of the acquisition of intangible assets of $2,061,000 and $868,000 in net capital expenditures, and used $2,519,000 in financing activities. Financing activities included the payment of cash dividends, as discussed above and $882,000 paid for common stock reacquired and retired, offset by proceeds received from the exercise of stock options of $958,000 and net borrowings of $640,000.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.275% at December 31, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and a fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2012.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $159,000. The Company’s concentration of risk is also monitored and at year-end 2011, one customer had an account balance greater than 10% of receivables and the five largest customer account balances totaled $5,800,000. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $3,722,000 at December 31, 2011. This amount is included in accounts receivable-other on the consolidated balance sheet.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans of 4.23% to 4.35% were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

The 3.5% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. In 2011, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $40,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $119,000 and would have reduced the funded status by $974,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2011, we recognized a net decrease in total unrecognized tax benefits of approximately $7,000. As of December 31, 2011, we had an accrued liability of $735,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Earnings

Years Ended December 31,

	2011	2010
Net sales	$112,373,000	$105,878,000

Costs and expenses:
Cost of goods sold	72,114,000	68,411,000
Selling and administrative expenses	34,646,000	31,697,000
Interest expense	27,000	23,000

	106,787,000	100,131,000

Earnings before taxes on income	5,586,000	5,747,000
Taxes on income	1,450,000	1,940,000

Net earnings	$4,136,000	$3,807,000

Per Share Data:
Basic
Net earnings	$0.69	$0.64

Diluted
Net earnings	$0.68	$0.64

Cash dividends per common share	$0.54	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,804,000	$9,107,000
Accounts receivable, less allowance for doubtful accounts of $758,000 and $600,000, respectively	15,942,000	16,523,000
Accounts receivable - other	3,745,000	1,274,000
Inventories	41,208,000	31,030,000
Prepaid expenses and other current assets	2,525,000	4,031,000

TOTAL CURRENT ASSETS	66,224,000	61,965,000
PROPERTY, PLANT AND EQUIPMENT, NET	8,412,000	9,464,000
OTHER INTANGIBLE ASSETS	2,749,000	911,000
DEFERRED INCOME TAXES	3,455,000	1,680,000
OTHER ASSETS	107,000	174,000

	$80,947,000	$74,194,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,941,000	$5,104,000
Other current liabilities	4,499,000	3,713,000

TOTAL CURRENT LIABILITIES	10,440,000	8,817,000
LONG-TERM DEBT	640,000	—
LONG-TERM PENSION LIABILITY	8,086,000	3,535,000
OTHER LONG-TERM LIABILITIES	735,000	742,000
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	—	—
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 5,993,062 and 5,959,975, respectively.	6,000	6,000
Additional paid-in capital	19,347,000	16,753,000
Retained earnings	48,590,000	48,403,000
Accumulated other comprehensive loss, net of tax:
Pensions	(6,897,000)	(4,062,000)

TOTAL SHAREHOLDERS’ EQUITY	61,046,000	61,100,000

	$80,947,000	$74,194,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity
Balance, January 1, 2010	5,915,878	$6,000	$15,437,000	$48,484,000	$(3,808,000)	$60,119,000
Common shares issued upon exercise of options	125,505	—	1,025,000			1,025,000
Common shares issued upon exercise of Stock Appreciation Rights	9,189	—	—
Share-based compensation expense			532,000			532,000
Common shares received as payment for stock options	(37,602)	—	(100,000)	(299,000)		(399,000)
Purchase and retirement of common shares	(52,995)	—	(141,000)	(393,000)		(534,000)
Cash dividends declared ($.54 per share)				(3,196,000)		(3,196,000)
Comprehensive Income (Loss):
Net earnings				3,807,000		3,807,000
Net change during the period related to:
Pensions, net of tax benefit of $125,000					(254,000)	(254,000)

Comprehensive Income:						3,553,000

Balance, December 31, 2010	5,959,975	$6,000	$16,753,000	$48,403,000	$(4,062,000)	$61,100,000
Common shares issued upon exercise of options	117,846	—	1,056,000			1,056,000
Common shares issued upon exercise of Stock Appreciation Rights	425	—
Share-based compensation expense			1,005,000			1,005,000
Warrants issued			800,000			800,000
Common shares received as payment for stock options	(8,491)	—	(26,000)	(73,000)		(99,000)
Purchase and retirement of common shares	(76,693)	—	(241,000)	(641,000)		(882,000)
Cash dividends declared ($.54 per share)				(3,235,000)		(3,235,000)
Comprehensive Income (Loss):
Net earnings				4,136,000		4,136,000
Net change during the period related to:
Pensions, net of tax benefit of $1,458,000					(2,835,000)	(2,835,000)

Comprehensive Income:						1,301,000

Balance, December 31, 2011	5,993,062	$6,000	$19,347,000	$48,590,000	$(6,897,000)	$61,046,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$4,136,000	$3,807,000
Adjustments to reconcile net earnings to net cash (used in) provided from operating activities:
Depreciation and amortization	2,982,000	2,554,000
Provision for bad debts - accounts receivable	239,000	114,000
Provision for bad debts - notes receivable	—	107,000
Share-based compensation expense	1,005,000	532,000
Deferred income tax (benefit) provision	(317,000)	505,000
Gain on sale of property, plant and equipment	(40,000)	(54,000)
Changes in assets and liabilities:
Accounts receivable - trade	342,000	(337,000)
Accounts receivable - other	(2,471,000)	370,000
Inventories	(10,178,000)	1,024,000
Prepaid expenses and other current assets	1,506,000	(1,320,000)
Other assets	67,000	(112,000)
Accounts payable	837,000	(323,000)
Accrued expenses	786,000	1,486,000
Pension liability	258,000	(1,960,000)
Other long-term liabilities	(7,000)	62,000

Net cash (used in) provided from operating activities	(855,000)	6,455,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(913,000)	(771,000)
Disposals of property, plant and equipment	45,000	61,000
Acquisition of intangible assets	(2,061,000)	—
Proceeds from notes receivable collections	—	101,000

Net cash used in investing activities	(2,929,000)	(609,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	24,930,000	3,415,000
Repayment of long-term debt	(24,290,000)	(3,415,000)
Payment of cash dividends	(3,235,000)	(3,196,000)
Proceeds received on exercise of stock options	958,000	625,000
Common stock reacquired and retired	(882,000)	(533,000)

Net cash used in financing activities	(2,519,000)	(3,104,000)

Net (decrease) increase in cash and cash equivalents	(6,303,000)	2,742,000
Cash and cash equivalents balance, beginning of year	9,107,000	6,365,000

Cash and cash equivalents balance, end of year	$2,804,000	$9,107,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

NOTE 1 – Summary of Significant Accounting Policies:

a)	Business description

Superior Uniform Group®, through its Signature marketing brands – Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®, UniVogue® and Blade – manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets. The Company also provides remote staffing solutions through its indirect subsidiaries The Office Gurus, Ltda, De C.V., The Office Gurus, LLC and The Office Gurus, Ltda.

b)	Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries, The Office Gurus, LLC, Fashion Seal Corporation, Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus, Ltda, De C.V. and The Office Masters. They also include The Office Gurus, Ltda and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions, collectively, “the Company”. Intercompany items have been eliminated in consolidation.

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

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2011 and 2010, respectively, were $84,000 and $58,000.

g)	Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $5,721,000 and $6,084,000 for the years ended December 31, 2011 and 2010, respectively.

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

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statement of earnings within selling and administrative expenses.

j)	Other intangible assets

Other intangible assets consists of customer lists acquired in previous business acquisitions and a license agreement.

The breakdown of intangible assets as of December 31, 2011 and 2010 was as follows:

	Customer Relationships	Weighted Average Life	License Agreement	Weighted Average Life
December 31, 2011
Cost	$1,021,000	7 years	$2,861,000	3.5 years
Accumulated amortization	(316,000)		(817,000)

Net	$705,000		$2,044,000

December 31, 2010
Cost	$2,690,000	7 years	$0
Accumulated amortization	(1,779,000)		0

Net	$911,000		$0

Amortization expense for other intangible assets was $1,023,000 and $385,000 for the years ended December 31, 2011 and 2010, respectively. Amortization expense for other intangible assets is expected to be $963,000 in each of the years ended December 31, 2012 and 2013; $555,000 in 2014; $146,000 in 2015 and $122,000 in 2016.

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

Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required. The Company also reports interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 8.

o)	Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2011 or 2010.

p)	Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock-settled stock appreciation rights. At December 31, 2011, the Company had 1,419,700 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

FASB establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed the standard and determined that it has two reportable segments, uniforms and related products and remote staffing solutions.

t)	Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2011 the Company had one customer with an accounts receivable balance greater than 10% of the total accounts receivable. This customer owed approximately $2,369,000 or approximately 14.9% of the total accounts receivable balance. At December 31, 2010 the Company had one customer with an accounts receivable balance greater than 10% of the total accounts receivable. This customer owed approximately $1,675,000 or approximately 10.0% of the total accounts receivable balance. At December 31, 2011 and 2010 the accounts receivable balances for the Company’s five largest customers totaled $5,800,000 and $5,600,000, respectively or approximately 36.4% and 33.9% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2011 and 2010 had net sales of approximately $6,963,000 and $5,702,000, respectively, or approximately 6.2% and 5.4% of the respective total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2011 and 2010 had net sales of approximately $25,987,000 and $23,668,000, respectively, or approximately 23.1% and 22.4% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2011 and 2010 are receivable balances from a supplier in Haiti totaling $3,722,000 and $1,201,000, respectively.

In 2011 and 2010, approximately 52% and 54%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

u)	Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2011 and 2010, because of the relatively short maturities of these instruments.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will only impact presentation and will not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12: Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). The Update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. ASU 2011-12 is effective for annual periods beginning after December 15, 2011.

NOTE 2 – Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	00000000	00000000
	2011	2010
Balance at the beginning of year	$600,000	$570,000

Provision for bad debts	239,000	114,000

Charge-offs	(90,000)	(107,000)

Recoveries	9,000	23,000

Balance at the end of year	$758,000	$600,000

NOTE 3 – Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2011	2010
Balance at the beginning of year	$218,000	$331,000

Provision for returns and allowances	2,419,000	2,413,000

Actual returns and allowances paid to customers	(2,365,000)	(2,526,000)

Balance at the end of year	$272,000	$218,000

NOTE 4 – Inventories:

	December 31,
	2011	2010
Finished goods	$29,030,000	$23,828,000
Work in process	49,000	67,000
Raw materials	12,129,000	7,135,000

	$41,208,000	$31,030,000

NOTE 5 – Property, Plant and Equipment:

	December 31,
	2011	2010
Land	$1,561,000	$1,561,000
Buildings, improvements and leaseholds	8,414,000	8,365,000
Machinery, equipment and fixtures	46,202,000	46,557,000

	56,177,000	56,483,000
Accumulated depreciation and amortization	(47,765,000)	(47,019,000)

	$8,412,000	$9,464,000

Depreciation and amortization charges were approximately $1,959,000 and $2,170,000 in 2011 and 2010, respectively.

NOTE 6 – License Agreement:

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

NOTE 7 – Long-Term Debt:

	December 31, 2011	December 31, 2010

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$640,000	$—

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.275% at December 31, 2011). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2011, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013. At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan. On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 8 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2011	2010
Current:
Federal	$1,594,000	$1,105,000
State and local	173,000	330,000

	1,767,000	1,435,000
Deferred tax (benefit) provision	(317,000)	505,000

	$1,450,000	$1,940,000

The significant components of the deferred income tax asset (liability) are as follows:

	2011	2010
Deferred income tax assets:
Pension accruals	$3,751,000	$2,293,000
Operating reserves and other accruals	1,190,000	1,019,000
Tax carrying value in excess of book basis of goodwill	506,000	681,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(703,000)	(1,036,000)
Deferred expenses	(1,289,000)	(1,277,000)

Net deferred income tax asset	$3,455,000	$1,680,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2011	2010

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.0	2.9
Effect of change in unrecognized tax benefit	(1.3)	(0.1)
Untaxed foreign income	(11.9)	(6.5)
Non-deductible share-based employee compensation expense	3.6	2.5
Other items	(0.4)	1.0

Effective income tax rate	26.0%	33.8%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2011 and 2010, respectively, we have $735,000 and $742,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. None of this liability is expected to be paid in the next twelve months. Accordingly, the balance of $735,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2011	2010
Balance at January 1,	$586,000	$541,000
Additions based on tax positions related to the current year	79,000	73,000
Additions for tax positions of prior years	—	11,000
Reductions due to lapse of statute of limitations	(83,000)	(39,000)

Balance at December 31,	$582,000	$586,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2011 and 2010, we recorded $41,000 and $39,000 respectively, for interest and penalties, net of tax benefits. During 2011 and 2010, we reduced the liability by $44,000 and $22,000, respectively, of interest and penalties due to lapse of statute of limitations. At December 31, 2011 and 2010, we had $153,000 and $156,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $69,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2008 and significant state examination is 2002.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $4,141,000 and $2,189,000 at December 31, 2011 and 2010, respectively. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

NOTE 9 – Benefit Plans:

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

At December 31, 2011, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $8,086,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s consolidated balance sheets at December 31, 2011 and 2010:

	December 31,
	2011	2010

Changes in benefit obligation
Benefit obligation at beginning of year	$20,277,000	$17,790,000
Service cost	559,000	632,000
Interest cost	1,092,000	1,027,000
Actuarial loss	3,215,000	1,378,000
Benefits paid	(1,246,000)	(550,000)

Benefit obligation at end of year	23,897,000	20,277,000

Changes in plan assets
Fair value of plan assets at beginning of year	16,742,000	12,674,000
Actual return on assets	(235,000)	1,618,000
Employer contributions	550,000	3,000,000
Benefits paid	(1,246,000)	(550,000)

Fair value of plan assets at end of year	15,811,000	16,742,000

Funded status at end of year	$(8,086,000)	$(3,535,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(8,086,000)	$(3,535,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,597,000	$6,279,000
Prior service cost	30,000	55,000

	$10,627,000	$6,334,000

Information for pension plans with projected benefit obligation in excess of plan assets
	December 31,
	2011	2010
Projected benefit obligation	$23,897,000	$20,277,000
Fair value of plan assets	(15,811,000)	(16,742,000)

	$8,086,000	$3,535,000

Components of net periodic benefit cost

	2011	2010
Net periodic benefits cost
Service cost - benefits earned during the period	$559,000	$632,000
Interest cost on projected benefit obligation	1,092,000	1,027,000
Expected return on plan assets	(1,347,000)	(1,080,000)
Amortization of prior service cost	25,000	30,000
Recognized actuarial loss	479,000	431,000

Net periodic pension cost after settlements	$808,000	$1,040,000

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $957,000 and $17,000, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2010	5.49%	5.28%	8.00%	8.00%	4.50%	N/A
2011	4.35%	4.23%	8.00%	8.00%	3.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2010	5.87%	5.87%	8.00%	8.00%	4.50%	N/A
2011	5.49%	5.28%	8.00%	8.00%	4.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2010, 2011 and target allocation for 2012 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2011	2010	2012
Equity securities	66%	65%	65%
Fixed income	31%	33%	30%
Other	3%	2%	5%

Total	100%	100%	100%

The Company plans to contribute $550,000 to our defined benefit pension plans in 2012.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2012	$411,000
2013	$496,000
2014	$563,000
2015	$763,000
2016	$927,000
2017-2021	$6,379,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company contributions for the years ended December 31, 2011 and 2010 were approximately $112,000 and $105,000, respectively.

NOTE 10 – Quarterly Results for 2010 and 2011 (Unaudited):

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$25,980,000	$26,629,000	$27,301,000	$25,968,000

Gross profit	$8,932,000	$9,384,000	$9,944,000	$9,207,000

Earnings before taxes on income	$808,000	$1,533,000	$1,982,000	$1,424,000

Net earnings	$508,000	$983,000	$1,372,000	$944,000

Per Share Data:
Basic
Net earnings	$0.09	$0.17	$0.23	$0.16

Diluted
Net earnings	$0.09	$0.17	$0.23	$0.16

Average Outstanding Shares (Basic)	5,908,054	5,901,723	5,900,595	5,945,827

Average Outstanding Shares (Diluted)	5,960,009	5,957,641	5,954,578	6,007,123

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011

Net sales	$26,899,000	$27,505,000	$30,731,000	$27,238,000

Gross profit	$9,851,000	$9,928,000	$11,196,000	$9,284,000

Earnings before taxes on income	$939,000	$1,432,000	$2,600,000	$615,000

Net earnings	$599,000	$932,000	$1,880,000	$725,000

Per Share Data:
Basic
Net earnings	$0.10	$0.16	$0.31	$0.12

Diluted
Net earnings	$0.10	$0.15	$0.31	$0.12

Average Outstanding Shares (Basic)	5,978,828	5,995,147	5,986,676	5,987,598

Average Outstanding Shares (Diluted)	6,070,970	6,092,118	6,079,430	6,137,137

NOTE 11 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $176,000 and $296,000 for the years ended December 31, 2011 and 2010, respectively. Long-term lease commitments totaling $194,000 are as follows: 2012 - $111,000; 2013 - $63,000; and 2014 - $20,000.

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

NOTE 13 – Share-Based Compensation:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options. This plan expired in February of 2003. In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights (“SARS”), restricted stock, performance stock and other share-based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All awards under both plans have been granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. A summary of option transactions during the two years ended December 31, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	745,650	$10.65
Granted	199,970	9.76
Exercised	(125,505)	8.17
Lapsed	(105,875)	14.41
Cancelled	(14,450)	10.23

Outstanding December 31, 2010	699,790	$10.29
Granted	211,631	11.43
Exercised	(117,846)	8.97
Lapsed	(93,025)	11.65
Cancelled	(29,050)	10.84

Outstanding December 31, 2011	671,500	$10.66

At December 31, 2011, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $1,161,000.

Options exercised during the years ended December 31, 2011 and 2010, had intrinsic values of $256,000 and $134,000, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2011 and 2010, was $2.97 and $2.25, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011:

Range of Exercise Price	Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$7.63 - $9.80	319,238	2.95	$9.23
$11.02 - $12.84	339,762	3.28	$11.81
$16.00	12,500	2.33	$16.00

$7.63 - $16.00	671,500	3.10	$10.66

A summary of stock-settled stock appreciation rights transactions during the two years ended December 31, 2011 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	297,030	$12.08
Granted	35,980	9.80
Exercised	(43,630)	8.47
Lapsed	(82,000)	14.95
Cancelled	—	—

Outstanding December 31, 2010	207,380	$11.30
Granted	127,144	11.24
Exercised	(2,100)	9.16
Lapsed	(75,000)	11.20
Cancelled	—	—

Outstanding December 31, 2011	257,424	$11.32

At December 31, 2011 SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $280,000.

There were 2,100 SARS exercised during the year ended December 31, 2011. SARS exercised during the year ended December 31, 2011 had an intrinsic value of $5,000. There were 43,630 SARS exercised during the year ended December 31, 2010. SARS exercised during the year ended December 31, 2010 had an intrinsic value of $87,000.

The weighted average fair value of SARS granted for each of the years ended December 31, 2011 and 2010 was $2.96 and $2.29, respectively.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2011:

Range of Exercise Price	SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.16 - $9.80	55,280	2.39	$9.58
$11.24 - $12.74	202,144	2.60	$11.80

$9.16 - $12.74	257,424	2.55	$11.32

At December 31, options and SARS available to issue were 1,419,700 for 2011 and 1,561,400 for 2010. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2011	$11.24	$11.10-$11.95
2010	$9.80	$9.41-$9.80

Market price
2011	$11.24	$11.10-$11.95
2010	$9.80	$9.41-$9.80

Risk free interest rate (1)
2011	2.3%	1.2%-3.2%
2010	2.2%	1.5%-3.6%

Expected award life (2)	5 years	5-10 years

Expected volatility (3)
2011	43.5%	35.5%-43.9%
2010	41.7%	35.3%-42.1%

Expected dividend yield (4)
2011	4.8%	4.5%-4.9%
2010	5.5%	5.5%-5.7%

(1)	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2)	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3)	The determination of expected stock price volatility for awards granted in each of the two years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.
(4)	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

For the years ended December 31, 2011 and 2010, the Company recognized $1,005,000 and $532,000, respectively, of pre-tax share-based compensation expense, recorded in selling and administrative expense in the consolidated statements of earnings. These expenses were offset by $145,000 and $38,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2011, the Company had no unrecognized compensation cost for share-based awards based upon the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

During the years ended December 31, 2011 and 2010, the Company received $958,000 and $625,000, respectively, in cash from stock option exercises. Current tax benefits of $55,000 and $40,000, respectively, were recognized for these exercises. Additionally, during the years ended December 31, 2011 and 2010, the Company received 8,491 and 37,602 shares, respectively, of its common stock as payment for the issuance of 10,900 and 50,696 shares, respectively, of its common stock related to the exercise of stock option agreements.

NOTE 14 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2011	2010

Net earnings used in the computation of basic and diluted earnings per share	$4,136,000	$3,807,000

Weighted average shares outstanding - basic	5,987,062	5,914,050
Common stock equivalents	107,852	55,788

Total weighted average shares outstanding - diluted	6,094,914	5,969,838

Per Share Data:
Basic
Net earnings	$0.69	$0.64

Diluted
Net earnings	$0.68	$0.64

Awards to purchase an average of 384,556 shares of common stock with a weighted average exercise price of $12.19 per share were outstanding during 2011 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 504,438 shares of common stock with a weighted average exercise price of $11.84 per share were outstanding during 2010, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 15 – Accrued Expenses:

	December 31,
	2011	2010
Salaries, wages, commissions and vacation pay	$3,642,000	$2,691,000
Other accrued expenses	857,000	1,022,000

	$4,499,000	$3,713,000

NOTE 16 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2011	2010
Income taxes paid	$1,107,000	$1,316,000

Interest paid	$34,000	$26,000

During the years ended December 31, 2011 and 2010, the Company received 8,491 and 37,602 shares, respectively, of its common stock as payment for the exercise of stock options for 10,900 and 50,696 shares, respectively.

NOTE 17 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 76,693 shares and 52,995 shares of its common stock in the years ended December 31, 2011 and 2010, respectively, with approximate costs of $882,000, and $533,000, respectively. At December 31, 2011, the Company had 311,456 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 18 – Operating Segment Information

The Company classifies its businesses into two operating segments based on the types of products and services provided. The uniform and related products segment consists of the sale of uniforms and related items. The remote staffing solutions segment consists of sales of staffing solutions.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and earnings before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products Segment totals. Information related to the operations of the Company’s operating segments is set forth below:

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Year ended December 31, 2011

Net sales	$109,442,000	$6,610,000	$(3,679,000)	$112,373,000

Gross margin	$38,685,000	$4,063,000	$(2,489,000)	$40,259,000

Selling and administrative expenses	33,357,000	2,220,000	(931,000)	34,646,000

Interest expense	27,000	—	—	27,000

Earnings before income taxes	$5,301,000	$1,843,000	$(1,558,000)	$5,586,000

Depreciation and amortization	$2,820,000	$162,000	$—	$2,982,000

Capital expenditures	$587,000	$326,000	$—	$913,000

Total assets	$76,446,000	$5,686,000	$(1,185,000)	$80,947,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Year ended December 31, 2010

Net sales	$104,863,000	$4,022,000	$(3,007,000)	$105,878,000

Gross margin	$36,878,000	$2,703,000	$(2,114,000)	$37,467,000

Selling and administrative expenses	31,311,000	1,212,000	(826,000)	31,697,000

Interest expense	23,000	—	—	23,000

Earnings before income taxes	$5,544,000	$1,491,000	$(1,288,000)	$5,747,000

Depreciation and amortization	$2,444,000	$110,000	$—	$2,554,000

Capital expenditures	$122,000	$649,000	$—	$771,000

Total assets	$71,623,000	$3,413,000	$(842,000)	$74,194,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

February 24, 2012

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2011 are listed below:

BOARD OF DIRECTORS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Robin Hensley	President, Raising the Bar
Kenneth Hooten	Partner, Concentric Equity Partners II, L.P.
Sidney Kirschner	Executive Vice President, Piedmont Healthcare and President & CEO of Piedmont Heart Institute
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank

EXECUTIVE OFFICERS

Gerald M. Benstock	Chairman of the Board and Executive Committee
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
Jordan M. Alpert	Vice President, General Counsel and Secretary

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors, officers (including the Company’s principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (“the Code”). The Code is available on the Company’s website. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company’s website at www.superioruniformgroup.com.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to beneficial ownership of securities is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2011, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	928,924	$10.84	1,419,700

Equity compensation Plans not approved by Security holders	—	—	—

Total	928,924	$10.84	1,419,700

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page
(a)	1.	Consolidated Financial Statements
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of earnings - years ended December 31, 2011 and 2010	16
		Consolidated balance sheets - December 31, 2011 and 2010	17
		Consolidated statements of shareholders’ equity and comprehensive income - years ended December 31, 2011 and 2010	18
		Consolidated statements of cash flows - years ended December 31, 2011 and 2010	19
		Notes to consolidated financial statements	20-36
		Independent Auditors’ Report	37
(a)	2.	Financial Statement Schedules
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

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
By: Michael Benstock
(Chief Executive Officer and Principal Executive Officer)

DATE: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 24, 2012
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 24, 2012
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Gerald M. Benstock	/s/ Alan D. Schwartz
Gerald M. Benstock, February 24, 2012	Alan D. Schwartz, February 24, 2012
(Chairman)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 24, 2012	Robin Hensley, February 24, 2012
(Director)	(Director)

/s/ Kenneth Hooten	/s/ Sidney Kirschner
Kenneth Hooten, February 24, 2012	Sidney Kirschner, February 24, 2012
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Interim Report on Form 10-Q for the quarter ended June 30, 1998 (File/Film No.: 001-05869/98680627) and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended, filed as Exhibit 3.1 to the Form 8-K filed on February 28, 2011 (File/Film No.: 001-05869/11645104) and incorporated herein by reference.

4.1	Loan Agreement, dated March 26, 1999, between the Registrant and First Union National Bank, filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.2	First Amendment to Loan Agreement and Revolving Credit Note, dated October 16, 2000, between the Registrant and First Union National Bank, filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.3	Second Amendment to Loan Agreement and Other Loan Documents, dated March 27, 2001, between the Registrant and First Union National Bank and Renewal Revolving Credit Note, filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.4	Amended and Restated Loan Agreement, dated April 27, 2004, between the Registrant and Wachovia Bank, National Association and Renewal Revolving Line of Credit Promissory Note, filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

4.5	Renewal Revolving Line of Credit Promissory Note between the Registrant and Wachovia, filed as Exhibit 4.5 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

4.6	Warrant, dated January 4, 2011, issued by Superior Uniform Group, Inc. to EyeLevel Interactive, LLC, filed as Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.1*	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006 (File/Film No.: 001-05869/06821111), and incorporated herein by reference.

10.2*(1)	Description of bonus plan for executive officers of the Registrant

10.3*	1993 Incentive Stock Option Plan of the Registrant filed as Exhibit 4.3 to the Registrant’s August 18, 1993 Registration Statement on Form S-8 (File No: 33-67604) and incorporated herein by reference.

10.4	1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008, filed as Exhibit 10.4 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805) and incorporated herein by reference.

10.5*	2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 (File/Film No.: 333-105906/03735570), and incorporated herein by reference.

10.6*	Form of [Incentive] Stock Option Award, filed as Exhibit 10.6 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.7*	Form of Stock Appreciation Right Award, filed as Exhibit 10.7 to the Registrant’s 2008 Annual Report on Form 10-K (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.8*	Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.9*	Severance Protection Agreement with Alan Schwartz, dated November 23, 2005, filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.10*	Severance Protection Agreement with Peter Benstock, dated November 23, 2005, filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.11*	Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.12	Revolving Line of Credit Promissory Note dated June 25, 2010, in the original principal amount of $15,000,000 payable by Superior Uniform Group, Inc. to Fifth Third Bank, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File/Film No.: 001-05869/10964150) and incorporated herein by reference.

10.13	Revolving Loan Agreement dated June 25, 2010 by and between Superior Uniform Group, Inc. and Fifth Third Bank, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File/Film No.: 001-05869/10964150) and incorporated herein by reference.

10.14(2)	License and Distribution Agreement, dated January 4, 2011, between Superior Uniform Group, Inc. and EyeLevel Interactive, LLC, filed as Exhibit 10.14 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2010 and incorporated herein by reference.

14.1	Code of Business Ethics, as amended on November 12, 2007, filed as Exhibit 10.9 to the Registrant’s 2007 Annual Report on Form 10-K (File/Film No.: 001-05869/08653598) and incorporated herein by reference.

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

31.1(1)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2(1)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS**+	XBRL Instance Document.

101.SCH**+	XBRL Taxonomy Extension Schema Document.

101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**+	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contracts and compensatory plans and arrangements.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
+	Submitted electronically with this Annual Report.
(1)	Filed herewith.
(2)	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment, which has been granted by the Securities and Exchange Commission. An unredacted copy of this exhibit has been filed separately with the Securities and Exchange Commission pursuant to the request for confidential treatment.