Form 10-Q
period 2012-03-31
SUPERIOR UNIFORM GROUP INC
filed 2012-04-20
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012
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

    Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Yes [X]  No [_]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer [_]		Accelerated filer [_]

Non-accelerated filer [_]	(Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes [  ]  No [X]

As of April 20, 2012 the registrant had 6,070,094 common shares outstanding, which is the registrant's only class of common stock.
RDGPreambleEnd

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
RDGXBRLParseBegin
 SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$28,508,000	$26,899,000

Costs and expenses:
Cost of goods sold	19,046,000	17,048,000
Selling and administrative expenses	8,914,000	8,906,000
Interest expense	11,000	6,000
	27,971,000	25,960,000

Income before taxes on income	537,000	939,000
Income tax expense	210,000	340,000

Net income	$327,000	$599,000

Weighted average number of shares out- standing during the period
(Basic)	6,025,874	5,978,828
(Diluted)	6,142,616	6,070,970
Per Share Data:
Basic Net income	$0.05	$0.10
Diluted Net income	$0.05	$0.10

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	3,000	4,000

Recognition of net losses included in net periodic pension costs	158,000	79,000

Other comprehensive income	161,000	83,000

Comprehensive income	$488,000	$682,000

Cash dividends per common share	$0.135	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2012 (Unaudited)	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$2,929,000	2,804,000
Accounts receivable - trade	16,036,000	15,942,000
Accounts receivable - other	3,737,000	3,745,000
Prepaid expenses and other current assets	2,152,000	2,525,000
Inventories*	40,398,000	41,208,000
TOTAL CURRENT ASSETS	65,252,000	66,224,000

PROPERTY, PLANT AND EQUIPMENT, NET	8,461,000	8,412,000
OTHER INTANGIBLE ASSETS, NET	2,509,000	2,749,000
DEFERRED INCOME TAXES	3,695,000	3,455,000
OTHER ASSETS	142,000	107,000
	$80,059,000	$80,947,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,515,000	5,941,000
Other current liabilities	2,770,000	4,499,000

TOTAL CURRENT LIABILITIES	8,285,000	10,440,000

LONG TERM DEBT	1,160,000	640,000
LONG-TERM PENSION LIABILITY	8,173,000	8,086,000
OTHER LONG-TERM LIABILITIES	750,000	735,000
DEFERRED INCOME TAXES	20,000	-
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,070,094 and 5,993,062, respectively.	6,000	6,000
Additional paid-in capital	20,326,000	19,347,000
Retained earnings	48,075,000	48,590,000
Accumulated other comprehensive loss, net of tax:
Pensions	(6,736,000)	(6,897,000)
TOTAL SHAREHOLDERS' EQUITY	61,671,000	61,046,000
	$80,059,000	$80,947,000

* Inventories consist of the following:

	March 31, 2012 (Unaudited)	December 31, 2011
Finished goods	$30,080,000	29,030,000
Work in process	52,000	49,000
Raw materials	10,266,000	12,129,000
	$40,398,000	$41,208,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended March 31,
(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$327,000	$599,000
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	614,000	794,000
Provision for bad debts - accounts receivable	19,000	28,000
Share-based compensation expense	675,000	788,000
Deferred income tax benefit	(303,000)	(301,000)
Gain on sales of property, plant and equipment	(1,000)	-
Changes in assets and liabilities:
Accounts receivable - trade	(113,000)	(1,473,000)
Accounts receivable- other	8,000	(736,000)
Inventories	810,000	66,000
Prepaid expenses and other current assets	373,000	(3,509,000)
Other assets	(35,000)	22,000
Accounts payable	(426,000)	569,000
Other current liabilities	(1,729,000)	(1,297,000)
Pension liability	331,000	202,000
Other long-term liabilities	15,000	28,000

Net cash flows provided from (used in) operating activities	565,000	(4,220,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(423,000)	(395,000)
Disposals of property, plant and equipment	1,000	11,000
Acquisition of intangible assets	-	(2,061,000)
Net cash used in investing activities	(422,000)	(2,445,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	14,120,000	3,320,000
Repayment of long-term debt	(13,600,000)	(3,320,000)
Payment of cash dividends	(812,000)	(807,000)
Proceeds received on exercise of stock options	315,000	367,000
Common stock reacquired and retired	(41,000)	(113,000)

Net cash used in financing activities	(18,000)	(553,000)

Net increase (decrease) in cash and cash equivalents	125,000	(7,218,000)

Cash and cash equivalents balance, beginning of year	2,804,000	9,107,000

Cash and cash equivalents balance, end of period	$2,929,000	$1,889,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)      Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, Fashion Seal Corporation, Superior Office Solutions, and their jointly-owned subsidiaries, The Office Gurus, Ltda, De C.V. and The Office Masters. They also include The Office Gurus, Ltda and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions, collectively, “the Company”.   Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The unaudited financial information included in this report as of and for the three months ended March 31, 2012 has been reviewed by Grant Thornton LLP, independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d)      Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives.  Amortization expense for other intangible assets was $240,000 and $300,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

e)      Advertising expenses

The Company expenses advertising costs as incurred.  Advertising costs for the three-month periods ended March 31, 2012 and 2011, respectively, were $11,000 and $22,000.

f)      Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,443,000 and $1,471,000 for the three months ended March 31, 2012 and 2011, respectively.

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

	Three Months Ended March 31,
	2012	2011

Net earnings used in the computation of basic and diluted earnings per share	$327,000	$599,000

Weighted average shares outstanding - basic	6,025,874	5,978,828
Common stock equivalents	116,742	92,142
Weighted average shares outstanding - diluted	6,142,616	6,070,970
Per Share Data:
Basic Net earnings	$0.05	$0.10
Diluted Net earnings	$0.05	$0.10

Awards to purchase 210,000 and 533,000 shares of common stock with weighted average exercise prices of $13.30 and $11.96 per share were outstanding during the three-month periods ending March 31, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

l)      Comprehensive income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For the Company, the only other component of total comprehensive income is the change in pension costs.

m)      Operating Segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers.  The Company has evaluated its operations and has determined that it has two reportable segments - uniforms and related products and remote staffing solutions. (See Note 7.)

n)      Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success.  Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2012, the Company had 1,285,950 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended March 31, 2012 and 2011, respectively, the Company recognized $675,000 and $788,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income.  These expenses were offset by deferred tax benefits for non-qualified share-based compensation of $83,000 and  $132,000 for the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the three-month periods ended March 31, 2012 and 2011, respectively, the Company received $315,000 and $367,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2012 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	671,500	$10.66
Granted	121,998	13.15
Exercised	(32,606)	9.66
Lapsed	(48,000)	12.74
Cancelled	(6,000)	12.17
Outstanding March 31, 2012	706,892	$10.98

At March 31, 2012, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $816,000.

Options exercised during the three-month period ended March 31, 2012 had an intrinsic value of $103,000.  Options exercised during the three-month period ended March 31, 2011 had an intrinsic value of $80,000.  The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2012 and 2011 was $3.59 and $2.96, respectively.

A summary of SARS transactions during the three months ended March 31, 2012 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	257,424	$11.32
Granted	65,752	13.15
Exercised	(78,104)	12.68
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2012	245,072	$11.38

At March 31, 2012, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $183,000.

SARS exercised during the three-month period ended March 31, 2012 had an intrinsic value of $37,000. SARS exercised during the three-month period ended March 31, 2011 had an intrinsic value of $5,000.   The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2012 and 2011 was $3.59 and $2.96, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options

Exercise price
2012	$13.15	$13.15
2011	$11.24	$11.24

Market price
2012	$13.15	$13.15
2011	$11.24	$11.24

Risk free interest rate (1)
2012	0.8%	0.8%
2011	2.3%	2.3%

Expected award life (2)	5 years	5 years

Expected volatility (3)
2012	45.1%	45.1%
2011	43.5%	43.5%

Expected dividend yield (4)
2012	4.1%	4.1%
2011	4.8%	4.8%

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

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the Effective Date. This Warrant was exercisable until January 4, 2016, and had an exercise price of $10.63 per share. On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant. The Company determined the fair value of the Warrant at $800,000 utilizing the Black-Scholes valuation model.  Additionally, the Company incurred $61,000 in expenses associated with the acquisition of the License Agreement.  The total capitalized cost of the License Agreement is $2,861,000.  This amount is being amortized over the initial term of the agreement of 42 months.

If the Company does not attain a certain level of Gross Sales during the initial Term, the Company may terminate the License Agreement. In addition to the License Fee, the Company shall pay Licensor a monthly royalty fee based upon Gross Sales from the sale of Products for the immediately preceding month of operation, subject to a minimum required annual payment if the License Agreement is not terminated prior to the end of the then current term.

NOTE 3 - Long-Term Debt:

	March 31,	December 31,
	2012	2011

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$1,160,000	$640,000

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at  March 31, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of March 31, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1).  The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2012	2011

Service cost - benefits earned during the period	$149,000	$139,000
Interest cost on projected benefit obligation	256,000	273,000
Expected return on plan assets	(318,000)	(337,000)
Amortization of prior service cost	4,000	7,000
Recognized actuarial loss	240,000	120,000
Net periodic pension cost	$331,000	$202,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2012 or 2011.

NOTE 5 - Supplemental Cash Flow Information:

Cash paid for income taxes was $0 and $26,000, respectively, for the three-month periods ended March 31, 2012 and 2011. Cash paid for interest was $10,000 and $6,000, respectively for the three-month periods ended March 31, 2012 and 2011.

On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant.

NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business.  In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Operating Segment Information:

The Company classifies its businesses into two operating segments based on the types of products and services provided. The uniform and related products segment consists of the sale of uniforms and related items. The remote staffing solutions segment consists of sales of staffing solutions.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Interim Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products Segment totals. Information related to the operations of the Company's operating segments is set forth below.

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Period Ending March 31, 2012
Net sales	$27,820,000	$1,634,000	$(946,000)	$28,508,000

Gross margin	$9,122,000	$963,000	(623,000)	$9,462,000

Selling and administrative expenses	8,978,000	559,000	(623,000)	8,914,000

Interest expense	11,000	-	-	11,000

Income before income taxes	$133,000	$404,000	$-	$537,000

Depreciation and amortization	$573,000	$41,000	$-	$614,000

Capital expenditures	$353,000	$70,000	$-	$423,000

Total assets	$75,398,000	$6,048,000	$(1,387,000)	$80,059,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total

Period Ending March 31, 2011
Net sales	$26,323,000	$1,526,000	$(950,000)	$26,899,000

Gross margin	$9,487,000	$1,032,000	$(668,000)	$9,851,000

Selling and administrative expenses	9,191,000	383,000	(668,000)	8,906,000

Interest expense	6,000	-	-	6,000

Income before income taxes	$290,000	$649,000	$-	$939,000

Depreciation and amortization	$764,000	$30,000	$-	$794,000

Capital expenditures	$243,000	$152,000	$-	$395,000

Total assets	$72,109,000	$3,592,000	$(414,000)	$75,287,000
RDGXBRLParseEnd

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Uniform Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of March 31, 2012, and the related consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Tampa, Florida
April 20, 2012

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, income, and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, and (4) statements of expected future economic performance. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes
The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatments between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted income of foreign subsidiaries that are expected to be reinvested indefinitely.  Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits.

Share-based Compensation
The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2012 and 2011 includes the compensation expense for the share-based payments granted in those years.   In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant.  The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate.   The Company determines the assumptions to be used based upon current economic conditions.  The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

Business Outlook

The current economic environment in the United States remains very challenging.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors.  Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers.  Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel.  Our focus is geared towards mitigating these effects of the current economic environment on our business and has included the strategies described below.  Our reportable operating segments consist of our Uniforms and Related Products segment and our Remote Staffing Solutions segment to reflect how we manage our business.

Uniform and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. We are actively pursuing acquisitions to increase our market share in the Uniforms and Related Products business and it is our intention to continue to seek additional acquisitions that fit into this business in the future.  We are also pursuing new product lines to enhance our market position in the image apparel business.  Toward this end, we entered into a new licensing agreement in January of 2011.  This licensing agreement provides us with access to patented technology that allows us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses.  We believe that this new product line will provide us with the opportunity for significant growth in our Uniforms and Related Products business in the future.  We are in the early stages of marketing this concept to customers and have not generated any revenues of significance at this point.  We have customers in test programs at this point and expect to begin generating meaningful revenues from this new product line during 2012.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products.  While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011 and continuing into the first quarter of 2012. We expect that this will continue to negatively impact our gross margins into the third quarter of 2012.

Remote Staffing Solutions

We recently diversified our business model to include our Remote Staffing Solutions segment through which we provide cost-effective bilingual telemarketing and total office support solutions.  Our remote staffing operations are currently provided through our subsidiaries located in El Salvador, Costa Rica and the United States, and have enabled us to reduce our operating expenses and to more effectively service our customers’ needs.  This business segment was initially started to provide remote staffing solutions to our company at a lower cost structure in order to improve our own operating results.  We began selling these services to other companies at the end of 2009 and have grown this business from approximately $1 million in annual revenues in 2010 to approximately $2.9 million in net sales to outside customers in 2011.  We are aggressively marketing this service to others at this point and see this area as a growth sector in 2012 and beyond.

Results of Operations

Net sales increased 6.0% from $26,899,000 for the three months ended March 31, 2011 to $28,508,000 for the three months ended March 31, 2012.   The 6.0% increase in net sales for the quarter is split between growth in our Uniforms and Related Products Segment (5.6%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (0.4%).  Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 5.7% for the three months ended March 31, 2012.  This increase is attributed to increased market penetration offset by continued softness in markets as the economic environment has remained challenging in 2012.

Remote Staffing Solutions net sales increased 7.1% before intersegment eliminations and 19.4% after intersegment eliminations for the three months ended March 31, 2012.  This growth is attributed to additional market penetration in 2012.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.2% for the three months ended March 31, 2012 and 64.0% in the comparable period for 2011.  The percentage increase in 2012 as a percentage of net sales is attributed primarily to an increase in direct product costs as a percentage of net sales during the current year (3.2%) due to higher raw material costs primarily related to shortages of cotton.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 41.1% for the three months ended March 31, 2012, and 32.4% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to startup costs associated with taking on new programs.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 32.3% for the three months ended March 31, 2012 and 34.9% in the comparable period for 2011. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (1.9%), lower incentive compensation accruals in the current period due to lower current income (0.5%), and reduced share based compensation expense in the current period (0.4%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 34.2% for the three months ended March 31, 2012 and 25.1% in the comparable period for 2011. The increase as a percentage of sales is attributed primarily to higher salaries and benefits associated with increased hiring to provide infrastructure to support the projected growth of this business segment.

The Company’s effective tax rate for the three months ended March 31, 2012 was 39.1% versus 36.2% for the three months ended March 31, 2011.  The 2.9% increase in the effective tax rate is attributed primarily to a reduction in the benefit for untaxed foreign income.

Liquidity and Capital Resources

Accounts receivable - trade increased 0.6% from $15,942,000 on December 31, 2011 to $16,036,000 on March 31, 2012 primarily due to increased net sales in the current period.

Other current assets decreased 14.8% by $373,000 primarily due to a reduction in the amount of prepayments for inventory in transit at the end of the two periods ($581,000), reduction in deposits for raw materials ordered ($230,000) partially offset by increases in prepaid insurance ($292,000) and prepaid maintenance contracts ($220,000).

Inventories decreased 2.0% from $41,208,000 on December 31, 2011 to $40,398,000 as of March 31, 2012.  As previously discussed, the Company increased raw material inventories during 2011 in order to protect its customers from potential shortages of cotton fabrics.  We believe we have reached sufficient levels to achieve this objective for our inventories.

Other intangible assets decreased 8.7% from $2,749,000 on December 31, 2011 to $2,509,000 on March 31, 2012.  This decrease is primarily attributed to ongoing amortization of intangibles.

Accounts payable decreased 7.2% from $5,941,000 on December 31, 2011 to $5,515,000 on March 31, 2012.  This decrease is primarily attributed to lower levels of inventory purchases in the current period.

Other current liabilities decreased 38.4% from $4,499,000 on December 31, 2011 to $2,770,000 on March 31, 2012.  This decrease is primarily due to the reduction in accrued salaries and wages as year-end accruals for annual incentive compensation are paid out during the first quarter of each year ($2,149,000) offset by an increase in current taxes payable ($494,000).

Cash and cash equivalents increased by $125,000 from $2,804,000 on December 31, 2011 to $2,929,000 as of March 31, 2012. The Company generated $565,000 in cash from operating activities, used $422,000 in investing activities primarily related to fixed asset additions of $423,000, and used $18,000 in financing activities. Financing activities included the payment of cash dividends, as discussed below, offset primarily by proceeds received from the exercise of stock options of $315,000 and net borrowings under the Company’s revolving line of credit of $520,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.  The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2012 and 2011, respectively, the Company paid cash dividends of $812,000 and $807,000.  The Company reacquired 3,298 and 9,905 shares of its common stock at a total cost of $41,000 and $113,000 in the three-month periods ended March 31, 2012 and 2011, respectively, pursuant to its share repurchase program. The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% (rounded up to the next 1/8th of 1%) based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at March 31, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.  As of March 31, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.  On June 30, 2010, the Company’s previous revolving credit agreement with Wachovia Bank expired.

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

PART II - OTHER INFORMATION

ITEM 1.                 Legal Proceedings

None.

ITEM 1A.               Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2012, that were not previously reported in a Current Report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended March 31, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Period
Month #1 (January 1, 2012 to January 31, 2012)	-	-	-
Month #2 (February 1, 2012 to February 29, 2012)	900	$12.45	900
Month #3 (March 1, 2012 to March 31, 2012)	2,398	$12.31	2,398
TOTAL	3,298	$12.35	3,298

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

ITEM 4.                 Mine Safety Disclosures

Not applicable.

ITEM 5.                 Other Information

None.

ITEM 6.                 Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 20, 2012	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	First Amendment to EYELEVEL INTERACTIVE North America, LLC License and Distribution Agreement dated February 15, 2012.

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*  Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

** XBRL
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.