Form 10-Q
period 2012-06-30
SUPERIOR UNIFORM GROUP INC
filed 2012-07-20
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [_]    No [X]

As of July 16, 2012, the Registrant had 6,058,763 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30,
(Unaudited)

	2012	2011

Net sales	$29,335,000	$27,505,000

Costs and expenses:
Cost of goods sold	19,673,000	17,577,000
Selling and administrative expenses	8,088,000	8,490,000
Interest expense	7,000	6,000
	27,768,000	26,073,000

Income before taxes on income	1,567,000	1,432,000
Income tax expense	590,000	500,000

Net income	$977,000	$932,000

Weighted average number of shares outstanding during the period
(Basic)	6,066,244	5,995,147
(Diluted)	6,140,986	6,092,118
Per Share Data:
Basic
Net income	$0.16	$0.16
Diluted
Net income	$0.16	$0.15

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	3,000	4,000

Recognition of net losses included in net periodic pension costs	158,000	79,000

Other comprehensive income	$161,000	$83,000

Comprehensive income	$1,138,000	$1,015,000

Cash dividends per common share	$0.135	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30,
(Continued)
(Unaudited)

	2012	2011

Net sales	$57,843,000	$54,404,000

Costs and expenses:
Cost of goods sold	38,719,000	34,625,000
Selling and administrative expenses	17,002,000	17,396,000
Interest expense	18,000	12,000
	55,739,000	52,033,000

Income before taxes on income	2,104,000	2,371,000
Income tax expense	800,000	840,000

Net income	$1,304,000	$1,531,000

Weighted average number of shares outstanding during the period
(Basic)	6,046,059	5,986,987
(Diluted)	6,141,801	6,081,544
Per Share Data:
Basic
Net income	$0.22	$0.26
Diluted
Net income	$0.21	$0.25

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	6,000	8,000

Recognition of net losses included in net periodic pension costs	315,000	158,000

Other comprehensive income	$321,000	$166,000

Comprehensive income	$1,625,000	$1,697,000

Cash dividends per common share	$0.27	$0.27

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2012	December 31,
	(Unaudited)	2011

CURRENT ASSETS:
Cash and cash equivalents	$2,939,000	$2,804,000
Accounts receivable - trade	16,944,000	15,942,000
Accounts receivable - other	2,917,000	3,745,000
Prepaid expenses and other current assets	2,066,000	2,525,000
Inventories*	40,775,000	41,208,000
TOTAL CURRENT ASSETS	65,641,000	66,224,000

PROPERTY, PLANT AND EQUIPMENT, NET	8,389,000	8,412,000
OTHER INTANGIBLE ASSETS, NET	2,268,000	2,749,000
DEFERRED INCOME TAXES	3,560,000	3,455,000
OTHER ASSETS	405,000	107,000
	$80,263,000	$80,947,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,383,000	$5,941,000
Other current liabilities	2,730,000	4,499,000
TOTAL CURRENT LIABILITIES	9,113,000	10,440,000

LONG-TERM DEBT	520,000	640,000
LONG-TERM PENSION LIABILITY	7,985,000	8,086,000
OTHER LONG-TERM LIABILITIES	770,000	735,000
DEFERRED INCOME TAXES	30,000	-
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,059,263 and 5,993,062 shares, respectively.	6,000	6,000
Additional paid-in capital	20,447,000	19,347,000
Retained earnings	47,967,000	48,590,000
Accumulated other comprehensive loss, net of tax:
Pensions	(6,575,000)	(6,897,000)
TOTAL SHAREHOLDERS' EQUITY	61,845,000	61,046,000
	$80,263,000	$80,947,000

*    Inventories consist of the following:

	June 30,
	2012	December 31,
	(Unaudited)	2011
Finished goods	$29,287,000	$29,030,000
Work in process	119,000	49,000
Raw materials	11,369,000	12,129,000
	$40,775,000	$41,208,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,304,000	1,531,000
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	1,179,000	1,532,000
Provision for bad debts - accounts receivable	56,000	56,000
Share-based compensation expense	712,000	824,000
Deferred income tax benefit	(241,000)	(496,000)
Gain on sales of property, plant and equipment	(1,000)	(13,000)
Changes in assets and liabilities:
Accounts receivable - trade	(1,058,000)	(1,163,000)
Accounts receivable - other	828,000	(1,647,000)
Inventories	433,000	(3,169,000)
Prepaid expenses and other current assets	459,000	(752,000)
Other assets	(298,000)	39,000
Accounts payable	442,000	678,000
Other current liabilities	(1,769,000)	(515,000)
Pension liability	387,000	404,000
Other long-term liabilities	35,000	58,000
Net cash provided from (used in) operating activities	2,468,000	(2,633,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(675,000)	(733,000)
Disposals of property, plant and equipment	1,000	19,000
Acquisition of intangible assets	-	(2,061,000)
Net cash used in investing activities	(674,000)	(2,775,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	23,540,000	3,320,000
Repayment of long-term debt	(23,660,000)	(3,320,000)
Payment of cash dividends	(1,632,000)	(1,616,000)
Proceeds received on exercise of stock options	404,000	504,000
Common stock reacquired and retired	(311,000)	(281,000)
Net cash used in financing activities	(1,659,000)	(1,393,000)

Net increase (decrease) in cash and cash equivalents	135,000	(6,801,000)

Cash and cash equivalents balance, beginning of year	2,804,000	9,107,000
Cash and cash equivalents balance, end of period	$2,939,000	$2,306,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)   Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries Fashion Seal Corporation, Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus, Ltda, De C.V. and The Office Masters. They also include The Office Gurus, Ltda and Scratt Kit S.R.L., wholly-owned subsidiaries of Superior Office Solutions, collectively, “the Company”.   Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The unaudited financial information included in this report as of and for the three and six months ended June 30, 2012 has been reviewed by Grant Thornton LLP, an independent registered public accounting firm. Their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d)   Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives.  Amortization expense for other intangible assets was $241,000 for each of the three-month periods ended June 30, 2012 and 2011, and $482,000 and $541,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

e)   Advertising expenses

The Company expenses advertising costs as incurred.  Advertising costs for the three-month periods ended June 30, 2012 and 2011, respectively were $19,000 and $38,000.  Advertising costs for the six-month periods ended June 30, 2012 and 2011, respectively were $30,000 and $59,000.

f)    Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,343,000 and $1,368,000 for the three months ended June 30, 2012 and 2011, respectively.  Other shipping and handling costs included in selling and administrative expenses totaled $2,786,000 and $2,840,000, for the six months ended June 30, 2012 and 2011, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Net earnings used in the computation of basic and diluted earnings per share	$977,000	$932,000	$1,304,000	$1,531,000

Weighted average shares outstanding - basic	6,066,244	5,995,147	6,046,059	5,986,987
Common stock equivalents	74,742	96,971	95,742	94,557
Weighted average shares outstanding - diluted	6,140,986	6,092,118	6,141,801	6,081,544

Per Share Data :
Basic
Net earnings	$0.16	$0.16	$0.22	$0.26

Diluted
Net earnings	$0.16	$0.15	$0.21	$0.25

Awards to purchase 308,000 and 525,000 shares of common stock with weighted average exercise prices of $12.85 and $11.97 per share, were outstanding during the three-month periods ending June 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 259,000 and 529,000 shares of common stock with weighted average exercise prices of $13.03 and $11.96 per share, were outstanding during the six-month periods ending June 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

m)  Operating segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers.  The Company has evaluated its operations and has determined  that it has two reportable segments – uniforms and related products and remote staffing solutions.  (See Note 7)

n)   Share-based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success.  Historically, the Company has issued options and stock settled stock appreciation rights. At June 30, 2012, the Company had 1,298,700 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended June 30, 2012 and 2011, respectively, the Company recognized $37,000 and $36,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income.  These expenses were offset by $13,000 deferred tax benefits for non-qualified share–based compensation for each of the three-month periods ended June 30, 2012 and 2011.  For the six months ended June 30, 2012 and 2011, respectively, the Company recognized $712,000 and $824,000 of share-based compensation recorded in selling and administrative expense in the  Consolidated Statements of Comprehensive Income.  These expenses were offset by a $96,000 and a $145,000 deferred tax benefit for non-qualified share–based compensation for the six-month period ended June 30, 2012 and 2011, respectively.  As of June 30, 2012, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the six-month periods ended June 30, 2012 and 2011, respectively, the Company received $404,000 and $504,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the three-month period ended June 30, 2012, the Company received 8,403 shares of its common stock as payment for the issuance of 8,896 shares of its common stock related to the exercise of stock option agreements.  During the three-month period ended June 30, 2011, the Company received 8,491 shares of its common stock as payment for the issuance of 10,900 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the six months ended June 30, 2012 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2011	671,500	$10.66
Granted	135,998	13.01
Exercised	(51,602)	9.76
Lapsed	(48,000)	12.74
Cancelled	(20,354)	12.34
Outstanding June 30, 2012	687,542	$11.00

At June 30, 2012, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $758,000.

Options exercised during the three-month  periods ended June 30, 2012 and 2011 had intrinsic values of $30,000 and $32,000, respectively.  Options exercised during the six-month periods ended June 30, 2012 and 2011 had intrinsic values of $133,000 and $113,000, respectively.  The weighted average grant date fair value of the Company’s options granted during the three-month periods ended June 30, 2012 and 2011 were $2.67 and $2.56, respectively.  The weighted average grant date fair value of the Company’s options granted during the six-month periods ended June 30, 2012 and 2011 was $3.50 and $2.92, respectively.

A summary of SARS transactions during the six months ended June 30, 2012 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2011	257,424	$11.32
Granted	65,752	13.15
Exercised	(105,208)	12.31
Lapsed	-	-
Cancelled	(12,396)	13.15
Outstanding June 30, 2012	205,572	$11.29

At June 30, 2012, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $162,000.

SARS exercised during the six-month period ended June 30, 2012 had an intrinsic value of $55,000.  SARS exercised during the six-month period ended June 30, 2011 had an intrinsic value of $5,000.   There were 65,572 and 127,144 SARS granted during the six-month periods ended June 30, 2012 and 2011, respectively.  The weighted average grant date fair value of the Company’s SARS granted during the six-month periods ended June 30, 2012 and 2011 was $3.59 and $2.96, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30,
	SARS	Options

Exercise price
2012	N/A	-	$11.75	-
2011	N/A		$11.10

Market price
2012	N/A		$11.75
2011	N/A		$11.10

Risk-free interest rate (1)
2012	N/A		1.9%
2011	N/A		3.2%

Expected award life (2) (years)	N/A		10

Expected volatility (3)
2012	N/A		36.4%
2011	N/A		35.5%

Expected dividend yield (4)
2012	N/A		4.6%
2011	N/A		4.9%

	Six Months Ended June 30,
	SARS	Options

Exercise price
2012	$13.15	$11.75	-	$13.15
2011	$11.24	$11.10	-	$11.24

Market price
2012	$13.15	$11.75	-	$13.15
2011	$11.24	$11.10	-	$11.24

Risk-free interest rate (1)
2012	0.8%	0.8%	-	1.9%
2011	2.3%	2.3%	-	3.2%

Expected award life (2) (years)	5	5	-	10

Expected volatility (3)
2012	45.1%	36.4%	-	45.1%
2011	43.5%	35.5%	-	43.5%

Expected dividend yield (4)
2012	4.1%	4.1%	-	4.6%
2011	4.8%	4.8%	-	4.9%

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

NOTE 3 - Long-Term Debt:

	June 30,	December 31,
	2012	2011

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$520,000	$640,000
	$520,000	$640,000
Less payments due within one year included in current liabilities	-	-

Long-term debt less current maturities	520,000	640,000

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR  (rounded up to the next 1/8th of 1%), plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at June 30, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of June 30, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1).  The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Service cost - benefits earned during the period	$149,000	$141,000	$298,000	$280,000
Interest cost on projected benefit obligation	255,000	273,000	511,000	546,000
Expected return on plan assets	(317,000)	(337,000)	(635,000)	(674,000)
Amortization of prior service cost	4,000	6,000	8,000	13,000
Recognized actuarial loss	239,000	119,000	479,000	239,000
Net periodic pension cost	$330,000	$202,000	$661,000	$404,000

Contributions of $550,000 were made to the Company’s benefit plans during the six-month period ended June 30, 2012.  No contributions were made to the Company’s benefit plans during the six-month period ended June 30, 2011.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $896,000 and $345,000, respectively, for the six-month periods ended June 30, 2012 and 2011. Cash paid for interest was $18,000 and $12,000, respectively, for the six-month periods ended June 30, 2012 and 2011.

On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant.

During the six months ended June 30, 2012 and 2011, the company received 8,403 and 8,491 shares, respectively, of its common stock, as payment for the exercise of stock options for 8,896 and 10,900 shares, respectively.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
June 30, 2012
Net sales	$28,659,000	$1,630,000	$(954,000)	$29,335,000

Gross margin	9,299,000	958,000	(595,000)	9,662,000

Selling and administrative expenses	8,153,000	530,000	(595,000)	8,088,000

Interest expense	7,000	-	-	7,000

Income before income taxes	$1,139,000	$428,000	$-	$1,567,000

Depreciation and amortization	$526,000	$39,000	$-	$565,000

Capital expenditures	$148,000	$104,000	$-	$252,000

Total assets	$75,484,000	$6,538,000	$(1,759,000)	$80,263,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
June 30, 2011
Net sales	$26,838,000	$1,548,000	$(881,000)	$27,505,000

Gross margin	9,546,000	979,000	(597,000)	9,928,000

Selling and administrative expenses	8,619,000	468,000	(597,000)	8,490,000

Interest expense	6,000	-	-	6,000

Income before income taxes	$921,000	$511,000	$-	$1,432,000

Depreciation and amortization	$700,000	$38,000	$-	$738,000

Capital expenditures	$217,000	$121,000	$-	$338,000

Total assets	$72,733,000	$4,424,000	$(662,000)	$76,495,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Six Months Ended
June 30, 2012
Net sales	$56,479,000	$3,264,000	$(1,900,000)	$57,843,000

Gross margin	18,421,000	1,921,000	(1,218,000)	19,124,000

Selling and administrative expenses	17,131,000	1,089,000	(1,218,000)	17,002,000

Interest expense	18,000	-	-	18,000

Income before income taxes	$1,272,000	$832,000	$-	$2,104,000

Depreciation and amortization	$1,099,000	$80,000	$-	$1,179,000

Capital expenditures	$501,000	$174,000	$-	$675,000

Total assets	$75,484,000	$6,538,000	$(1,759,000)	$80,263,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Six Months Ended
June 30, 2011
Net sales	$53,161,000	$3,074,000	$(1,831,000)	$54,404,000

Gross margin	19,033,000	2,011,000	(1,265,000)	19,779,000

Selling and administrative expenses	17,810,000	851,000	(1,265,000)	17,396,000

Interest expense	12,000	-	-	12,000

Income before income taxes	$1,211,000	$1,160,000	$-	$2,371,000

Depreciation and amortization	$1,464,000	$68,000	$-	$1,532,000

Capital expenditures	$460,000	$273,000	$-	$733,000

Total assets	$72,733,000	$4,424,000	$(662,000)	$76,495,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Uniform Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of June 30, 2012, and the related consolidated statements of comprehensive income and cash flows for the three-month and six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

July 20, 2012

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

Allowance for Losses on Accounts Receivable
These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net trade accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $169,000.

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

Uniforms and Related Products

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

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products.  While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011 and continuing into the first half of 2012. We expect that this will continue to negatively impact our gross margins into the third quarter of 2012.

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

Results of Operations

Net sales increased 6.7% from $27,505,000 for the three months ended June 30, 2011 to $29,335,000 for the three months ended June 30, 2012.   The 6.7% increase in net sales for the quarter is primarily attributed to growth in our Uniforms and Related Products Segment.  Net sales increased 6.3% from $54,404,000 for the six months ended June 30, 2011 to $57,843,000 for the six months ended June 30, 2012.   The 6.3% increase in net sales for the six-month period is split between growth in our Uniforms and Related Products Segment (6.1%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (0.2%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Interim Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 6.8% and 6.2%, respectively, for the three and six months ended June 30, 2012.  These increases are attributed to increased market penetration offset by continued softness in markets as the economic environment has remained challenging in 2012.

Remote Staffing Solutions net sales increased 5.3% and 6.2% before intersegment eliminations and 1.3% and 9.7% after intersegment eliminations, respectively, for the three and six months ended June 30, 2012.  This growth is attributed to additional market penetration in 2012.  The rate of growth in this segment slowed in the current quarter as we have worked to integrate the new accounts from recent periods.  We have additional new accounts set to start generating revenues in the third quarter and expect this segment to return to strong growth in the third quarter of this year.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.6% for the three months ended June 30, 2012 and 64.4% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to an increase in direct product costs as a percentage of net sales during the current year (3.6%) due to higher raw material costs primarily related to shortages of cotton.  This increase was offset by a reduction in overhead costs as a percentage of sales as a result of higher volume in the current period (0.4%).     As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.4% for the six months ended June 30, 2012 and 64.2% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to startup costs associated with taking on new programs.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 41.2% for the three months ended June 30, 2012, and 36.8% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to startup costs associated with taking on new programs.  As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 41.1% for the six months ended June 30, 2012, and 34.6% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to startup costs associated with taking on new programs.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 28.4% for the three months ended June 30, 2012 and 32.1% in the comparable period for 2011. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (2.0%), a major consulting project completed in the second quarter of 2011 to study customer markets and refine our strategic plan to capitalize on the opportunities identified (2.0%) and reduced depreciation expense (0.7%) offset by minor increases in various other costs (1.0%).  As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 30.3% for the six months ended June 30, 2012 and 33.5% in the comparable period for 2011. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (1.9%), a major consulting project completed in the second quarter of 2011 to study customer markets and refine our strategic plan to capitalize on the opportunities identified (1.0%) and reduced depreciation expense (0.6%) offset by minor increases in various other costs (0.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 32.5% for the three months ended June 30, 2012 and 30.2% in the comparable period for 2011. The increase as a percentage of sales is attributed primarily to higher salaries and benefits associated with increased hiring to provide infrastructure to support the projected growth of this business segment.  As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 33.4% for the six months ended June 30, 2012 and 27.7% in the comparable period for 2011. The increase as a percentage of sales is attributed primarily to higher salaries and benefits associated with increased hiring to provide infrastructure to support the projected growth of this business segment.

The Company’s effective tax rate for the three months ended June 30, 2012 was 37.6% versus 34.9% for the three months ended June 30, 2011.  The 2.7% increase in such effective tax rate is attributed primarily to a reduction in the benefit for untaxed foreign income.  The Company’s effective tax rate for the six months ended June 30, 2012 was 38.0% versus 35.4% for the six months ended June 30, 2011.  The 2.6% increase in such effective tax rate is attributed primarily to a reduction in the benefit for untaxed foreign income.

Liquidity and Capital Resources

Accounts receivable - trade increased 6.3% from $15,942,000 on December 31, 2011 to $16,944,000 on June 30, 2012 primarily due to the increase in net sales in the current period.

Accounts receivable - other decreased by $828,000 as a result of lower receivables from our suppliers related to fabric inventories held at their locations.  As we have passed the cotton crisis of 2011, we have reduced the amount of fabric required to be held at these suppliers.

Other current assets decreased by $459,000 due primarily to a reduction in deposits for raw materials ordered ($847,000) partially offset by increases in prepaid insurance ($294,000).

Inventories decreased 1.1% from $41,208,000 on December 31, 2011 to $40,775,000 as of June 30, 2012. As previously discussed, the Company increased raw material inventories during 2011 in order to protect its customers from potential shortages of cotton fabrics.  We believe we reached sufficient levels to achieve this objective for our inventories and have been able to reduce the levels accordingly in the current period.

Other intangible assets decreased 17.5% from $2,749,000 on December 31, 2011 to $2,268,000 on June 30, 2012.  This decrease is primarily attributed to ongoing amortization of intangibles.

Accounts payable increased 7.4% from $5,941,000 on December 31, 2011 to $6,383,000 on June 30, 2012 as a result of timing of payments related to current purchases.

Other current liabilities decreased 39.3% from $4,499,000 on December 31, 2011 to $2,730,000 on June 30, 2012.  This decrease is primarily due to the reduction in accrued salaries and wages as year-end accruals for annual incentive compensation are paid out during the first quarter of each year ($1,874,000) offset by an increase in current taxes payable ($98,000).

Cash and cash equivalents increased by $135,000 from $2,804,000 on December 31, 2011 to $2,939,000 as of June 30, 2012. The Company generated $2,468,000 in cash from operating activities, used $674,000 in investing activities primarily related to fixed asset additions of $675,000, and used $1,659,000 in financing activities. Financing activities included the payment of cash dividends, as discussed below and the reacquisition and retirement of shares of the Company’s common stock of $311,000, offset primarily by proceeds received from the exercise of stock options of $404,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.  The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2012 and 2011, respectively, the Company paid cash dividends of $1,632,000 and $1,616,000. The Company reacquired 26,225 and 24,474 shares of its common stock at a total cost of $311,000 and $281,000 in the six-month periods ended June 30, 2012 and June 30, 2011, respectively, pursuant to its stock repurchase program.   The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% (rounded up to next 1/8th of 1%) based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at June 30, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of June 30, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

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

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.                Controls and Procedures

The Principal Executive Officer, Michael Benstock, and the Principal Financial Officer, Andrew D. Demott, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”), and, based on such evaluation, concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that  information the Company is required to disclose in its filings with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2012, that were not previously reported in a Current Report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2012 to April 30, 2012)	-	-	-
Month #2 (May 1, 2012 to May 31, 2012)	19,610	$11.82	19,610
Month #3 (June 1, 2012 to June 30, 2012)	3,317	$11.59	3,317
TOTAL	22,927	$11.79	22,927	285,231

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

Not applicable.

ITEM 4.                 Mine Safety Disclosures

Not applicable.

ITEM 5.                 Other Information

None.

ITEM 6.                 Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

Date: July 20, 2012	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew D. Demott, Jr.
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