Form 10-Q
period 2012-09-30
SUPERIOR UNIFORM GROUP INC
filed 2012-10-19
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

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

Yes [_]    No [X]

As of October 16, 2012, the Registrant had 6,073,613 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2012	2011

Net sales	$30,599,000	$30,731,000

Costs and expenses:
Cost of goods sold	20,567,000	19,535,000
Selling and administrative expenses	8,334,000	8,587,000
Interest expense	6,000	9,000
	28,907,000	28,131,000

Income before taxes on income	1,692,000	2,600,000
Income tax expense	450,000	720,000
Net income	$1,242,000	$1,880,000

Weighted average number of shares outstanding during the period
(Basic)	6,063,269	5,986,676
(Diluted)	6,148,012	6,079,430
Per Share Data:
Basic
Net income	$0.20	$0.31
Diluted
Net income	$0.20	$0.31

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	3,000	4,000

Recognition of net losses included in net periodic pension costs	157,000	79,000

Other comprehensive income	$160,000	$83,000

Comprehensive income	$1,402,000	$1,963,000

Cash dividends per common share	$0.135	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,
(Continued)
(Unaudited)

	2012	2011

Net sales	$88,442,000	$85,135,000

Costs and expenses:
Cost of goods sold	59,286,000	54,160,000
Selling and administrative expenses	25,336,000	25,983,000
Interest expense	24,000	21,000
	84,646,000	80,164,000

Income before taxes on income	3,796,000	4,971,000
Income tax expense	1,250,000	1,560,000

Net income	$2,546,000	$3,411,000

Weighted average number of shares outstanding during the period
(Basic)	6,051,795	5,986,884
(Diluted)	6,143,871	6,080,840
Per Share Data:
Basic
Net earnings	$0.42	$0.57
Diluted
Net earnings	$0.41	$0.56

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	9,000	12,000

Recognition of net losses included in net periodic pension costs	473,000	237,000

Other comprehensive income	$482,000	$249,000

Comprehensive income	$3,028,000	$3,660,000

Cash dividends per common share	$0.405	$0.405

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,031,000	$2,804,000
Accounts receivable - trade	17,532,000	15,942,000
Accounts receivable - other	2,601,000	3,745,000
Prepaid expenses and other current assets	1,987,000	2,525,000
Inventories*	40,846,000	41,208,000
TOTAL CURRENT ASSETS	66,997,000	66,224,000

PROPERTY, PLANT AND EQUIPMENT, NET	8,224,000	8,412,000
OTHER INTANGIBLE ASSETS, NET	2,027,000	2,749,000
DEFERRED INCOME TAXES	3,215,000	3,455,000
OTHER ASSETS	257,000	107,000
	$80,720,000	$80,947,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,204,000	$5,941,000
Other current liabilities	3,165,000	4,499,000
TOTAL CURRENT LIABILITIES	9,369,000	10,440,000

LONG-TERM DEBT	-	640,000
LONG-TERM PENSION LIABILITY	7,934,000	8,086,000
OTHER LONG-TERM LIABILITIES	670,000	735,000
DEFERRED INCOME TAXES	50,000	-
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,073,163 and 5,993,062, shares, respectively.	6,000	6,000
Additional paid-in capital	20,805,000	19,347,000
Retained earnings	48,300,000	48,590,000
Accumulated other comprehensive loss, net of tax:
Pensions	(6,414,000)	(6,897,000)
TOTAL SHAREHOLDERS' EQUITY	62,697,000	61,046,000
	$80,720,000	$80,947,000

* Inventories consist of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Finished goods	$28,096,000	$29,030,000
Work in process	116,000	49,000
Raw materials	12,634,000	12,129,000
	$40,846,000	$41,208,000

See accompanying notes to consolidated interim financial statements.

 SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,546,000	$3,411,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,740,000	2,272,000
Provision for bad debts - accounts receivable	61,000	82,000
Share-based compensation expense	893,000	1,005,000
Deferred income tax provision (benefit)	42,000	(519,000)
Gain on sales of property, plant and equipment	(1,000)	(24,000)
Changes in assets and liabilities:
Accounts receivable - trade	(1,651,000)	(2,860,000)
Accounts receivable - other	1,144,000	(1,862,000)
Inventories	362,000	(8,078,000)
Prepaid expenses and other current assets	538,000	1,121,000
Other assets	(150,000)	52,000
Accounts payable	263,000	2,067,000
Other current liabilities	(1,334,000)	648,000
Pension liability	579,000	466,000
Other long-term liabilities	(65,000)	(42,000)

Net cash provided by (used in) operating activities	4,967,000	(2,261,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(830,000)	(822,000)
Disposals of property, plant and equipment	1,000	33,000
Acquisition of intangible assets	-	(2,062,000)
Net cash used in investing activities	(829,000)	(2,851,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	27,840,000	13,400,000
Repayment of long-term debt	(28,480,000)	(12,600,000)
Payment of cash dividends	(2,451,000)	(2,427,000)
Proceeds received on exercise of stock options	617,000	713,000
Common stock reacquired and retired	(437,000)	(776,000)

Net cash used in financing activities	(2,911,000)	(1,690,000)

Net increase (decrease) in cash and cash equivalents	1,227,000	(6,802,000)

Cash and cash equivalents balance, beginning of year	2,804,000	9,107,000

Cash and cash equivalents balance, end of period	$4,031,000	$2,305,000

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)	Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned subsidiaries, The Office Gurus, LLC and Fashion Seal Corporation and Superior Office Solutions, and their jointly owned subsidiaries, The Office Gurus, Ltda, De C.V. and The Office Masters. They also include The Office Gurus, Ltda and Scratt Kit S.R.L., wholly owned subsidiaries of Superior Office Solutions, collectively, “the Company”.   Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The unaudited financial information included in this report as of and for the three and nine months ended September 30, 2012 has been reviewed by Grant Thornton LLP, an independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives.  Amortization expense for other intangible assets was $241,000 for each of  the three-month periods ended September 30, 2012 and 2011, and $723,000 and $782,000, for the nine-month periods ended September  30, 2012 and 2011, respectively.

e)	Advertising expenses

The Company expenses advertising costs as incurred.  Advertising costs for the three-month periods ended September 30, 2012 and 2011, respectively were $11,000 and $12,000.  Advertising costs for the nine-month periods ended September 30, 2012 and 2011, respectively were $40,000 and $71,000.

f)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,324,000  and $1,586,000  for the three months ended September 30, 2012 and 2011, respectively.  Other shipping and handling costs included in selling and administrative expenses totaled $4,110,000 and $4,425,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings used in the computation of basic and diluted earnings per share	$1,242,000	$1,880,000	$2,546,000	$3,411,000

Weighted average shares outstanding - basic	6,063,269	5,986,676	6,051,795	5,986,884
Common stock equivalents	84,743	92,754	92,076	93,956
Weighted average shares outstanding - diluted	6,148,012	6,079,430	6,143,871	6,080,840

Per Share Data :
Basic
Net earnings	$0.20	$0.31	$0.42	$0.57

Diluted
Net earnings	$0.20	$0.31	$0.41	$0.56

Awards to purchase 197,000 and 279,000 shares of common stock with weighted average exercise prices of $13.27 and $12.57 per share were outstanding during the three-month periods ending September 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 238,000 and 446,000 shares of common stock with weighted average exercise prices of $13.10 and $12.09 per share were outstanding during the nine-month periods ending September 30, 2012 and 2011, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success.  Historically, the Company has issued options and stock settled stock appreciation rights. At September 30, 2012, the Company had 1,281,875 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For both of the three month periods ended September 30, 2012 and 2011, the Company recognized $181,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income.  For the nine months ended September 30, 2012 and 2011, respectively, the Company recognized $893,000 and $1,005,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by a $96,000 and a $145,000 deferred tax benefit for non-qualified share–based compensation for the nine-month periods ended September 30, 2012 and 2011, respectively.  As of September 30, 2012, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the nine-month periods ended September 30, 2012 and 2011, respectively, the Company received $617,000 and $713,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.  Additionally, during the nine months ended September 30, 2012, the Company received 8,403 shares of its common stock as payment for the issuance of 8,896 shares of its common stock related to the exercise of stock option agreements. During the nine-month period ended September 30, 2011, the Company received 8,491 shares of its common stock as payment for the issuance of 10,900 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the nine months ended September 30, 2012 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	671,500	$10.66
Granted	194,223	12.62
Exercised	(74,045)	9.68
Lapsed	(86,400)	12.57
Cancelled	(23,354)	12.44
Outstanding September 30, 2012	681,924	$11.02

At September 30, 2012, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $855,000.

Options exercised during the three-month periods ended September 30, 2012 and 2011 had intrinsic values of $54,000 and $63,000, respectively.  Options exercised during the nine-month periods ended September 30, 2012 and 2011 had intrinsic values of $187,000 and $176,000, respectively.  The weighted average grant date fair value of the Company’s options granted during the three-month periods ended September 30, 2012 and 2011 was $3.10 and $3.11, respectively. The weighted average grant date fair value of the Company’s options granted during the nine-month periods ended September 30, 2012 and 2011  was $3.38 and $2.74, respectively.

A summary of SARS transactions during the nine months ended  September 30, 2012 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2011	257,424	$11.32
Granted	65,752	13.15
Exercised	(115,004)	12.10
Lapsed	-	-
Cancelled	(12,396)	13.15
Outstanding September 30, 2012	195,776	$11.36

At September 30, 2012, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $186,000.

SARS exercised during the nine-month period ended September 30, 2012 had an intrinsic value of $78,000.  SARS exercised during the nine-month period ended September 30, 2011 had an intrinsic value of $5,000.   There were 65,752 and 127,144 SARS granted during the nine-month periods ended September 30, 2012 and 2011, respectively.  The weighted average grant date fair value of the Company’s SARS granted during the nine-month periods ended September 30, 2012 and 2011 was $3.59 and $2.96, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,
	SARS	Options

Exercise price
2012	N/A	$11.72
2011	N/A	$11.95

Market price
2012	N/A	$11.72
2011	N/A	$11.95

Risk free interest rate (1)
2012	N/A	0.7%
2011	N/A	1.2%

Expected award life (years) (2)	N/A	5

Expected volatility (3)
2012	N/A	45.9%
2011	N/A	43.9%

Expected dividend yield (4)
2012	N/A	4.6%
2011	N/A	4.5%

	Nine Months Ended September 30,
	SARS	Options

Exercise price
2012	$13.15	$11.72	-	$13.15
2011	$11.24	$11.10	-	$11.95

Market price
2012	$13.15	$11.72	-	$13.15
2011	$11.24	$11.10	-	$11.95

Risk free interest rate (1)
2012	0.8%	0.7%	-	1.9%
2011	2.3%	1.2%	-	3.2%

Expected award life (years) (2)	5	5	-	10

Expected volatility (3)
2012	45.1%	36.4%	-	45.9%
2011	43.5%	35.5%	-	43.9%

Expected dividend yield (4)
2012	4.1%	4.1%	-	4.6%
2011	4.8%	4.5%	-	4.9%

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

NOTE 3 - Long-Term Debt:

	September 30, 2012	December 31, 2011

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$-	$640,000

	$-	$640,000

Less payments due within one year included in current liabilities	-	-

Long-term debt less current maturities	$-	$640,000

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR  (rounded up to the next 1/8th of 1%), plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at September 30, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of  September 30, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1).  As of September 30, 2012, the Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost - benefits earned during the period	$149,000	$139,000	$447,000	$419,000
Interest cost on projected benefit obligation	256,000	273,000	767,000	819,000
Expected return on plan assets	(318,000)	(336,000)	(953,000)	(1,010,000)
Amortization of prior service cost	5,000	6,000	13,000	19,000
Recognized actuarial loss	239,000	120,000	718,000	359,000
Net periodic pension cost	$331,000	$202,000	$992,000	$606,000

Contributions of $550,000 were made to the Company’s benefit plans during the nine-month period ended September 30, 2012.
Contributions of $140,000 were made to the Company’s benefit plans during the nine-month period ended September 30, 2011.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $1,296,000 and $870,000, respectively, for the nine-month periods ended September 30, 2012 and 2011. Cash paid for interest was $24,000 and $25,000, respectively, for the nine-month periods ended September 30, 2012 and 2011.

On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant.

During the nine months ended September 30, 2012 and 2011, the company received 8,403 and 8,491 shares, respectively, of its common stock, as payment for the exercise of stock options for 8,896 and 10,900 shares, respectively.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
September 30, 2012
Net sales	$29,698,000	$1,824,000	$(923,000)	$30,599,000

Gross margin	9,533,000	1,073,000	(574,000)	10,032,000

Selling and administrative expenses	8,353,000	555,000	(574,000)	8,334,000

Interest expense	6,000	-	-	6,000

Income before income taxes	$1,174,000	$518,000	$-	$1,692,000

Depreciation and amortization	$521,000	$40,000	$-	$561,000

Capital expenditures	$147,000	$8,000	$-	$155,000

Total assets	$75,230,000	$6,933,000	$(1,443,000)	$80,720,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
September 30, 2011
Net sales	$29,812,000	$1,837,000	$(918,000)	$30,731,000

Gross margin	10,735,000	1,075,000	(614,000)	11,196,000

Selling and administrative expenses	8,643,000	558,000	(614,000)	8,587,000

Interest expense	9,000	-	-	9,000

Income before income taxes	$2,083,000	$517,000	$-	$2,600,000

Depreciation and amortization	$696,000	$44,000	$-	$740,000

Capital expenditures	$48,000	$41,000	$-	$89,000

Total assets	$76,376,000	$5,352,000	$(998,000)	$80,730,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Nine Months Ended
September 30, 2012
Net sales	$86,177,000	$5,088,000	$(2,823,000)	$88,442,000

Gross margin	27,954,000	2,994,000	(1,792,000)	29,156,000

Selling and administrative expenses	25,484,000	1,644,000	(1,792,000)	25,336,000

Interest expense	24,000	-	-	24,000

Income before income taxes	$2,446,000	$1,350,000	$-	$3,796,000

Depreciation and amortization	$1,620,000	$120,000	$-	$1,740,000

Capital expenditures	$648,000	$182,000	$-	$830,000

Total assets	$75,230,000	$6,933,000	$(1,443,000)	$80,720,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Nine Months Ended
September 30, 2011
Net sales	$82,973,000	$4,911,000	$(2,749,000)	$85,135,000

Gross margin	29,768,000	3,086,000	(1,879,000)	30,975,000

Selling and administrative expenses	26,453,000	1,409,000	(1,879,000)	25,983,000

Interest expense	21,000	-	-	21,000

Income before income taxes	$3,294,000	$1,677,000	$-	$4,971,000

Depreciation and amortization	$2,160,000	$112,000	$-	$2,272,000

Capital expenditures	$508,000	$314,000	$-	$822,000

Total assets	$76,376,000	$5,352,000	$(998,000)	$80,730,000

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Superior Uniform Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Superior Uniform Group, Inc. (a Florida Corporation) and subsidiaries as of September 30, 2012, and the related consolidated statements of comprehensive income and cash flows for the three-month and nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company's management.

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

October 19, 2012

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

Business Outlook

The current economic environment in the United States remains very challenging.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors.  Our revenues are impacted by the opening and closing of locations by our customers and reductions and increases in headcount by our customers. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers.  Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel.  Our focus is geared towards mitigating these effects of the current economic environment on our business and includes the strategies described below.  Our reportable operating segments consist of our Uniforms and Related Products segment and our Remote Staffing Solutions segment to reflect how we manage our business.

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. We are actively pursuing acquisitions to increase our market share in the Uniforms and Related Products business and it is our intention to continue to seek additional acquisitions that fit into this business in the future.  We are also pursuing new product lines to enhance our market position in the image apparel business.  Toward this end, we entered into a  licensing agreement in January of 2011.  This licensing agreement provides us with access to patented technology that allows us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into “point-of-sale” advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses.  We believe that this new product line will provide us with the opportunity for significant growth in our Uniforms and Related Products business in the future.  We are in the early stages of marketing this concept to customers and have not generated any revenues of significance at this point.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products.  While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011 and  this impact continued into the third quarter of  2012.

Remote Staffing Solutions

We began diversifying our business model in 2009 to include our Remote Staffing Solutions segment through which we provide cost-effective bilingual telemarketing and total office support solutions.  Our remote staffing operations are currently provided through our subsidiaries located in El Salvador, Costa Rica and the United States, and have enabled us to reduce our operating expenses and to more effectively service our customers’ needs.  We entered this business segment to provide remote staffing solutions to our company at a lower cost structure in order to improve our own operating results.  We began selling these services to other companies at the end of 2009 and have grown this business from approximately $1 million in annual revenues in 2010 to approximately $2.9 million in net sales to outside customers in 2011.  We are aggressively marketing this service to others at this point and see this area as a growth sector in 2012 and beyond.

Results of Operations

Net sales decreased 0.4% from $30,731,000 for the three months ended September 30, 2011 to $30,599,000 for the three months ended September 30, 2012. The decrease in net sales for the quarter is primarily attributed to our Uniforms and Related Products Segment as discussed below.

Net sales increased 3.9% from $85,135,000 for the nine months ended September 30, 2011 to $88,442,000 for the nine months ended September 30, 2012. The 3.9% increase in net sales is split between growth in our Uniforms and Related Products Segment (3.8%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (0.1%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales decreased 0.4% for the three months ended September 30, 2012.  This decrease is attributed to a slight increase in units sold offset by a slight decrease in average selling prices in the current period.

Uniforms and Related Products net sales increased 3.9%, for the nine months ended September 30, 2012.  This increase is attributed to increased market penetration offset by continued softness in markets as the economic environment has remained challenging in 2012.

Remote Staffing Solutions net sales decreased 0.7% before intersegment eliminations and 2.0% after intersegment eliminations for the three months ended September 30, 2012.  This decrease is attributed primarily to the loss of customers from the prior year.  As of the end of the quarter, these customers have been replaced and revenues are expected to increase in the fourth quarter of 2012.

Remote Staffing Solutions net sales increased 3.6% before intersegment eliminations and 4.8% after intersegment eliminations for the nine months ended September 30, 2012.  This growth is attributed to additional market penetration in 2012.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.9% for the three months ended September 30, 2012 and 64.0% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to an increase in direct product costs as a percentage of net sales during the current year (4.3%) due to higher raw material costs primarily related to shortages of cotton.  This increase was offset by a reduction in overhead costs as a percentage of sales as a result of reduced operating costs in the current period (0.4%).

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.6% for the nine months ended September 30, 2012 and 64.1% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to an increase in direct product costs as a percentage of net sales during the current year (3.7%) due to higher raw material costs primarily related to shortages of cotton.  This increase was offset by a reduction in overhead costs as a percentage of sales as a result of higher volume in the current period (0.3%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 41.2% for the three months ended September 30, 2012, which is relatively consistent with the 41.5% amount  in the comparable period for 2011.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 41.2% for the nine months ended September 30, 2012, and 37.2% in the comparable period for 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to startup costs associated with taking on new programs.

The Company’s effective tax rate for the three months ended September 30, 2012 was 26.6% versus 27.7% for the three months ended September 30, 2011. The 1.1% decrease in such effective tax rate is attributed to an increase in the benefit for untaxed foreign income (3.1%) offset by the true-up of the prior year’s federal tax provision (1.6%) and other  items  (0.4%).

The Company’s effective tax rate for the nine months ended September 30, 2012 was 32.9% versus 31.4% for the nine months ended September 30, 2011. The 1.5% increase in such effective tax rate is attributed to the true-up of the prior year’s federal tax provision (0.8%) and other items  (0.7%).

Liquidity and Capital Resources

Accounts receivable - trade increased 10.0% from $15,942,000 on December 31, 2011 to $17,532,000 on September 30, 2012 primarily due to the increase in net sales in the current quarter as compared to the fourth quarter of 2011.

Accounts receivable – other decreased by $1,144,000 as a result of lower receivables from our suppliers related to fabric inventories held at their locations.  As the severe cotton shortages in 2011 have subsided,  we have reduced the amount of fabric required to be held at these suppliers.

Prepaid expenses and other current assets decreased 21.3% from $2,525,000 at December 31, 2011 to $1,987,000 as of September 30, 2012.  This decrease is primarily attributed to a reduction in deposits for purchases of inventories consistent with our move to reducing overall inventory purchasing levels.

Inventories decreased 0.9% from $41,208,000 on December 31, 2011 to $40,846,000 as of September 30, 2012.  As previously discussed, the Company increased raw material inventories during 2011 in order to protect its customers from potential shortages of cotton fabrics.  We believe we reached sufficient levels to achieve this objective for our inventories and have been able to reduce the levels accordingly in the current period.

Other intangible assets decreased 26.3% from $2,749,000 on December 31, 2011 to $2,027,000 on September 30, 2012.  This decrease is primarily attributed to ongoing amortization of intangibles.

Other current liabilities decreased 29.7% from $4,499,000 on December 31, 2011 to $3,165,000 on September 30, 2012.  This decrease is primarily due to the reduction in accrued salaries and wages as year-end accruals for annual incentive compensation are paid out in the first quarter of each year ($1,778,000) which was partially offset by increased accruals for vacations due to the timing of when vacations are taken ($256,000).

Cash and cash equivalents increased by $1,227,000 from $2,804,000 on December 31, 2011 to $4,031,000 as of September 30, 2012. The Company generated $4,967,000 in cash from operating activities, used $829,000 in investing activities primarily related to fixed asset additions of $830,000, and used $2,911,000 in financing activities. Financing activities included the payment of cash dividends, as discussed below, and the reacquisition and retirement of shares of the Company’s common stock of $437,000, offset primarily by proceeds received from the exercise of stock options of $617,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.  The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2012 and 2011, respectively, the Company paid cash dividends of $2,451,000 and $2,427,000.  The Company reacquired 36,570 and 67,648 shares of its common stock at a total cost of $437,000 and $776,000 in the nine-month periods ended September 30, 2012 and 2011, respectively, pursuant to its stock repurchase program.  The Company anticipates that it will continue to pay dividends and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90 (rounded up to next 1/8th of 1%) based upon the one-month LIBOR rate for U.S. dollar based (1.15% at September 30, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of September 30, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1) as of September 30, 2012.  The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2012 that were not previously reported in a current report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the  information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2012.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Period
Month #1 (July 1, 2012 to July 31, 2012)	4,550	$12.20	4,550
Month #2 (August 1, 2012 to August 31, 2012)	5,795	$12.09	5,795
Month #3 (September 1, 2012 to September 30, 2012)	-	-	-
TOTAL	10,345	$12.13	10,345	274,886

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

Date: October 19, 2012	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew D. Demott, Jr.
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