Form 10-K
period 2012-12-31
SUPERIOR UNIFORM GROUP INC
filed 2013-03-14
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes X                No

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

Large accelerated filer                                           Accelerated filer                                              Non-accelerated filer                                           Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes                No  X

At June 30, 2012, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($11.70) as reported by the NASDAQ Stock Market, was approximately $46 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).
.

The number of shares of common stock outstanding as of February 18, 2013 was 6,121,790 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2012, relating to its Annual Meeting of Shareholders to be held May 2, 2013, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III. The exhibit index may be found on Page 41.

PART I

Special Note Regarding Forward-Looking Statements

References in this report to “the Company,” “Superior,” “we,” “our,” or “us” mean Superior Uniform Group, Inc. together with its subsidiaries, except where the context otherwise requires. Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies, goals, and projections regarding industry and general economic trends, our expected financial position, results of operations, or market position are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions; the availability of manufacturing materials and those risks discussed under Item 1A of this report entitled “Risk Factors.”  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.                                Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc.  In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Superior is comprised of two reportable business segments:  (1) Uniforms and Related Products and (2) Remote Staffing Solutions.

Superior’s Uniforms and Related Products segment, through its Signature marketing brands—Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®,  UniVogue®  and Blade—manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial and commercial markets.  In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its direct and indirect subsidiaries in El Salvador, Costa Rica, and the United States, and an affiliated entity in Belize that is in the process of becoming a subsidiary (collectively, “TOG”).  TOG is a near-shore premium provider of cost effective bilingual telemarketing and total office support solutions.

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

Uniforms and service apparel and related products account for in excess of 95% of net sales; no other single class of product listed above accounts for more than 10% of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations.  Superior competes with national and regional manufacturers, such as Cintas Corporation, Unifirst Corporation, G&K Services and ARAMARK—a division of privately held ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas.  The nature and degree of competition varies with the customer and the market.  Industry statistics are not available, but we believe Superior is one of the leading suppliers of garments to hospitals and industrial clean rooms, hotels and motels, food service establishments and uniforms to linen suppliers.  Superior experiences competition primarily in the areas of product development, styling and pricing.  We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which TOG operates is competitive and highly fragmented. TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized applications or short-term projects, to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process outsourcing solutions on an outsourced basis. These companies include, but are not limited to, U.S.-based providers, such as APAC Customer Services, Convergys, Sitel, Startek, Sykes, TechTeam Global, TeleTech and West.  TOG also competes with local entities in other offshore geographies, such as TIVIT and the Philippine Long Distance Telephone Company; small niche providers, such as Alpine Access, Arise, VIPDesk, and Working Solutions; and large global companies that offer outsourced services within their portfolios, such as IBM, HP, CapGemini, Accenture and Fujitsu. The list of potential competitors includes both publicly traded and privately held companies.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 7.0% of its 2012 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt.  As of February 18, 2013, the backlog of all orders that we believe to be firm was approximately $4.4 million, compared to approximately $4.0 million as of February 20, 2012.

Inventory

Superior markets itself to its customers as a "stock house."  Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. Superior's principal raw materials are textile products.   In 2012 and 2011, approximately 48% and 52%, respectively, of our products were obtained from suppliers located in Central America.  Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available.  However, if Superior is unable to continue to obtain its products from Central America, it could significantly disrupt Superior’s business.

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

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the future.

Employees

Superior employed 690 persons, of which 685 were full-time employees, as of December 31, 2012.

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

Customers in the uniform and corporate identity apparel industry choose suppliers primarily based upon the quality, price and breadth of products offered.  We encounter competition from a number of companies in the geographic areas we serve. Major competitors include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK — a division of privately-held ARAMARK Corporation. We also compete with a multitude of regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results.  In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

Regional or national economic slowdowns, high unemployment levels, or cost increases might have an adverse effect on our operating results.

National or regional economic slowdowns or certain industry specific slowdowns resulting in higher unemployment levels and overall weak economic conditions generally result in reductions of customers’ employees in uniform that, in turn, adversely affect our revenues. If we are unable to offset this effect through the addition of new customers (through acquisition or otherwise),  the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs, our revenue growth rates will be negatively impacted. Events or conditions in a particular geographic area, such as adverse weather and other factors, could also hurt our operating results. While we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover such increases in our product cost.

Volatility in the global economy could adversely affect results.

In the past, global financial markets have experienced an extreme disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

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

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, and other unpredictable factors.  Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn. Any raw material price increase could increase our cost of sales and decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

Changing international trade regulation on imports of textiles and apparel may increase competition in our industry. Future quotas, duties or tariffs may increase our costs or limit the amount of products that we can import.

Our operations are subject to various international trade agreements and regulations, such as the North American Free Trade Agreement, as supplemented (NAFTA), Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), and African Growth and Opportunity Act (AGOA), and the activities and regulations of the World Trade Organization (WTO). Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials and setting quotas on products that may be imported into the United States from a particular country.  In addition, increased competition from developing countries could have a material adverse effect on our business, results of operations or financial condition.

The countries in which our products are manufactured or into which they are imported may from time to time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition.

The corporate identity apparel and uniform industry is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry, including uniforms and corporate identity apparel is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired.  We believe our products are, however, in general, less subject to fashion trends compared to many other apparel manufacturers because we manufacture and sell uniforms, corporate identity apparel and other accessories.

Risks Relating To Our Business

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our intellectual property, as well as certain of our licensed intellectual property, have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our mark “Fashion Seal Uniforms” (presently registered until August 8, 2017) is important to our business, as more than 50% of our products are sold under that name.  We cannot assure you that third parties will not assert claims against any such intellectual property or that we will be able to successfully resolve all such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property, which could have a material adverse effect on our business, results of operations or financial condition. In addition, some of our license agreements with third parties will expire by their terms over the next several years. There can be no assurance that we will be able to negotiate and conclude extensions of such agreements on similar economic terms or at all.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2012, we had approximately $10.5 million in unfunded or underfunded obligations related to our pension plans.

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

We are subject to federal, state and local laws and regulations.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured.  In 2012 and 2011 approximately 48% and 52%, respectively, of our products were obtained from suppliers located in Central America.  If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business.  Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast  hurricanes during fiscal 2005.  While we were not impacted by any hurricane related events during fiscal 2011 or 2012, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

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

At December 31, 2012, our executive officers and certain of their family members collectively beneficially owned 35.4% of our outstanding common stock.  As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

The success of our business depends on our ability to attract and retain qualified employees.

We need talented and experienced personnel in a number of areas including our core business activities. An inability to retain and attract qualified personnel, especially our key executives, could harm our business.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                         Properties

The Company has an ongoing program designed to maintain and improve its facilities.  Generally, all properties are in satisfactory condition.  The Company's properties are currently fully utilized (none noted as not fully utilized) and have aggregate productive capacity to meet the Company's present needs as well as those of the foreseeable future.  The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area - all such properties may be purchased for nominal amounts.  As a result, it is believed that the subject lease expirations and renewal terms thereof are not material.  Set forth below are the locations of our facilities:

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
•
San Salvador, El Salvador – Office space of approximately 23,200 square feet; owned by The Office Gurus, LTDA De C.V., a subsidiary of Superior Office Solutions, Inc. and Fashion Seal Corp., wholly-owned subsidiaries of the Company; used as office space for our Remote Staffing Solutions business.

•
Belize – Office space of approximately 9,300 square feet, owned by The Office Gurus, Ltd.  The Office Gurus, Ltd. is an affiliated entity currently in the process of becoming a subsidiary of the Company.

•	Costa Rica – Office space of approximately 1,115 square feet; leased by The Office Gurus, LTDA, a wholly-owned subsidiary of Superior Office Solutions, Inc.; lease expiring in 2013.
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

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2012 and 2011 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market.

	QUARTER ENDED
	2012				2011
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$13.50	$12.48	$12.65	$12.25	$11.74	$11.89	$12.15	$12.85

Low	$10.95	$10.70	$11.15	$10.37	$10.50	$9.88	$10.00	$10.28

Dividends (total for 2012-$1.08; 2011-$0.54)	$0.135	$0.135	$0.135	$0.675	$0.135	$0.135	$0.135	$0.135

We declared cash dividends of $0.135 per share in each of the quarters during the fiscal years ended December 31, 2011 and 2012.  Additionally, we declared and paid a special dividend of $0.54 per share in the fourth quarter of 2012.  On December 31, 2012, the Company paid a special dividend of $0.54 per share representing an early payment of the Company’s regular dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends.  We intend to pay regular quarterly distributions to our common shareholders, beginning in the first quarter of 2014, the amount of which may change from time to time.  Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders.  The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On February 18, 2013, we had 158 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $11.55 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (October 1, 2012 to October 31, 2012)	-	-
Month #2 (November 1, 2012 to November 30, 2012)	-	-
Month #3 (December 1, 2012 to December 31, 2012)	-	-
TOTAL	-	-	-	274,886

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

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Comparative Income
Years Ended December 31,

	2012	2011	2010	2009	2008
Net sales	$119,486,000	$112,373,000	$105,878,000	$102,802,000	$123,745,000
Costs and expenses:
Cost of goods sold	79,723,000	72,114,000	68,411,000	69,583,000	83,403,000
Selling and administrative expenses	33,886,000	34,646,000	31,697,000	30,402,000	34,264,000
Intangible asset impairment	1,226,000	-	-	-	-
Goodwill impairment	-	-	-	-	1,617,000
Interest expense	30,000	27,000	23,000	120,000	321,000
	114,865,000	106,787,000	100,131,000	100,105,000	119,605,000
Income from continuing operations before taxes on income	4,621,000	5,586,000	5,747,000	2,697,000	4,140,000
Taxes on income	1,590,000	1,450,000	1,940,000	730,000	1,850,000

Income from continuing operations	3,031,000	4,136,000	3,807,000	1,967,000	2,290,000
Loss from discontinued operations, net of taxes	-	-	-	-	(156,000)
Net income	$3,031,000	$4,136,000	$3,807,000	$1,967,000	$2,134,000

Per Share Data:
Basic
Income from continuing operations	$0.50	$0.69	$0.64	$0.33	$0.35
Loss from discontinued operations, net of taxes	0.00	0.00	0.00	0.00	(0.02)
Net income	$0.50	$0.69	$0.64	$0.33	$0.33
Diluted
Income from continuing operations	$0.49	$0.68	$0.64	$0.33	$0.35
Loss from discontinued operations, net of taxes	0.00	0.00	0.00	0.00	(0.02)
Net income	$0.49	$0.68	$0.64	$0.33	$0.33

Cash dividends per common share	$1.08	$0.54	$0.54	$0.54	$0.54

At year end:
Total assets	$78,913,000	$80,947,000	$74,194,000	$73,568,000	$79,591,000
Long-term debt	-	$640,000	$-	$-	$3,379,000
Working capital	$55,393,000	$55,784,000	$53,148,000	$51,475,000	$55,802,000
Shareholders' equity	$57,788,000	$61,046,000	$61,100,000	$60,119,000	$60,695,000

Item 7.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Outlook

The current economic environment in the United States remains very challenging.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors.  Our revenues are impacted by  our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers.  Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel.

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies.  First, we are actively pursuing acquisitions to increase our market share in the Uniforms and Related Products segment and it is our intention to continue to seek additional acquisitions that fit into this segment in the future.  Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was started to provide these services for the Company at a lower cost structure in order to improve our own operating results.  This segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses and to more effectively service our customers’ needs.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $3.5 million in net sales to outside customers in 2012.  We spent significant effort in 2012 improving our management infrastructure in this segment to support significant growth in this segment in 2013 and beyond.  While net sales to outside customers for this segment increased 17.9% during the full year 2012, fourth quarter net sales to outside customers in this segment increased by 55%.  We are aggressively marketing this service and  we believe   this sector will grow significantly in 2013 and beyond.  Finally, we are pursuing new product lines to enhance our market position in the Uniforms and Related Products segment.  Toward this end, we entered into a licensing agreement in January of 2011.  This licensing agreement provides us with access to patented technology which will allow us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses.

Although we believe that this new product line provides us with an opportunity for significant growth in our Uniforms and Related Products segment in the future, we have not been able to generate any significant revenues from the product line during the last two years.  We have attempted to negotiate an extension of the initial term of the licensing agreement and are continuing to pursue this extension.  However, we have not been successful to this point and cannot be assured that we will ultimately be able to negotiate an extension on reasonable terms.    Additionally, we have been involved in two significant test programs with two separate customers during 2012.  One of these programs was with a major retailer in the northeast in the fourth quarter.  The test was adversely affected by hurricane Sandy and as a result, the customer determined that it did not have sufficient data to conclude on moving forward with a full program.  We are in the process of developing another test program with this customer in 2013.  Additionally, while the feedback from the other test program has been positive, the customer has been slow to move to a full revenue producing program at this point.  As a result of these items and the lack of an extension of the initial term at this point, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset on our statement of financial position at December 31, 2012.  Therefore, we recorded a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the licensing agreement.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products.  While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011.  This trend continued for us through the end of the third quarter of 2012 at which point we began to realize cost reductions as cotton prices began to stabilize.  Our fourth quarter margins began to show improvement in comparison to the first three quarters of 2012.  We expect to see continued improvement in our gross margins in our Uniforms and Related Products segment in 2013.

Operations

Net Sales

	2012	2011	% Change
Uniforms and Related Products	$116,029,000	$109,442,000	6.0%
Remote Staffing Solutions	7,196,000	6,610,000	8.9%
Net intersegment eliminations	(3,739,000)	(3,679,000)	1.6%
Consolidated Net Sales	$119,486,000	$112,373,000	6.3%

Net sales increased 6.3% from $112,373,000 in 2011 to $119,486,000 in 2012.  The increase in net sales is split between growth in our Uniforms and Related Products segment (5.8%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (0.5%).  Intersegment eliminations reduce total net sales for sales of Remote Staffing Solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment.

Uniforms and Related Products net sales increased 6.0% in 2012.  This increase is attributed to increased market penetration offset by continued softness in markets as the economic environment has remained challenging in 2012.

Remote Staffing Solutions net sales increased 8.9% before intersegment eliminations and 17.9% after intersegment eliminations in 2012.  This growth is attributed to additional market penetration in 2012.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.4% in 2012, and 64.7% in 2011.  The percentage increase in 2012 as compared to 2011 is primarily attributed to an increase in direct product costs as a percentage of net sales during the current year (3.1%) due to higher raw material costs primarily related to shortages of cotton.  This increase was offset by a reduction in overhead costs as a percentage of sales as a result of higher volume in the current period (0.4%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 40.9% in 2012, and 38.5% in 2011.  The percentage increase in 2012 compared to 2011 is attributed primarily to increases in payroll related costs as a percentage of net sales for services provided to the Uniforms and Related Products segment (2.5%) as a result of higher payroll related costs for these services without a corresponding increase in rates charged to the Uniforms and Related Products Segment.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 29.2% in 2012 and 31.9% in 2011. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (1.8%), lower incentive compensation expense as a result of lower earnings (1.0%), a major consulting project completed in the second quarter of 2011 to study customer markets and refine our strategic plan to capitalize on the opportunities identified (0.5%) and reduced depreciation expense (0.6%) offset by increased costs associated with the Company’s pension plans (0.4%)  and minor increases in various other costs (0.8%).

As a result of the items discussed in the Business Outlook section above, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset associated with our licensing agreement at December 31, 2012.  Therefore, we recognized a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the licensing agreement.  This impairment charge is included in the results of our Uniforms and Related Products segment.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 32.9% in 2012 and 33.6% in 2011. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (2.9%), reduced bad debt expense in 2012 (2.3%), offset by an increase in salaries, wages and benefits (1.4%) as the Company staffed up to support future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2012 (2.9%) and other miscellaneous increases (0.2%).

The effective income tax rate in 2012 was 34.4% and in 2011 was 26.0%.  The 8.4% increase in the effective tax rate is attributed primarily to the following: a decrease in the benefit for untaxed foreign income (1.3%), an increase in foreign income tax expense (1.5%), an increase in the state income tax rate (1.0%), an increase in the accrual for uncertain tax positions (0.2%), an increase due to a non-deductible portion of intangible asset impairment (1.8%), an increase from the impact of permanent differences between book and tax basis earnings related to share-based compensation (1.0%), and an increase in the impact of other items (1.6%).   During the years ended December 31, 2012 and 2011, the Company did not recognize deferred income taxes on foreign income of $1,437,000 and $1,952,000, respectively, due to the fact that these amounts are considered to be reinvested indefinitely in foreign subsidiaries.  Based upon our current expectations, we do not expect to recognize deferred income taxes on our 2013 foreign income as this income is expected to be reinvested indefinitely in foreign subsidiaries.

 Liquidity and Capital Resources

The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios.  The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary.  We have a $15 million revolving credit facility available for use in the event we should need it, under which no debt is outstanding at December 31, 2012.  As of December 31, 2012, approximately $2,710,000 of our cash is held in our foreign subsidiaries and cannot be repatriated without recognizing and paying Federal income taxes on this amount.

Accounts receivable increased 4.5% from $15,942,000 on December 31, 2011 to $16,655,000 as of December 31, 2012.  The increase is primarily attributed to higher sales in the current period.

Accounts receivable - other decreased 20% from $3,745,000 on December 31, 2011 to $2,995,000 as of December 31, 2012 as a result of lower receivables from our suppliers related to fabric inventories held at their locations.  As the severe cotton shortages in 2011 have subsided, we have reduced the amount of fabric required to be held at these suppliers.

Inventories decreased 4.8% from $41,208,000 on December 31, 2011 to $39,246,000 as of December 31, 2012.    As previously discussed, the Company increased raw material inventories during 2011 in order to protect its customers from potential shortages of cotton fabrics.  We believe we reached sufficient levels to achieve this objective for our inventories and have been able to reduce the levels accordingly in 2012.

Other intangible assets decreased 79.7% from $2,749,000 to $559,000.  This decrease is due to normal amortization expense of $964,000 and an impairment charge of $1,226,000 to write off the remaining balance of the licensing agreement discussed above.  The normal amortization above included $818,000 of amortization associated with the licensing agreement and as such, the 2013 amortization expense for the remaining intangible asset will be significantly lower.

Accounts payable increased 11.6% from $5,941,000 on December 31, 2011 to $6,629,000 on December 31, 2012.  This increase is primarily due to  the timing of purchases of inventory at year-end 2012 compared to 2011.

Other current liabilities decreased 28.4% from $4,499,000 on December 31, 2011 to $3,222,000 on December 31, 2012, due primarily to reduced accruals for incentive compensation as a result of lower earnings in 2012.

Long-term pension liability increased 29.5% from $8,086,000 on December 31, 2011 to $10,468,000 on December 31, 2012.  The increase in this liability is primarily attributed to actuarial losses in the current period of approximately $3,469,000 and current year interest cost of $1,023,000 offset by current year returns on assets of $2,155,000.

At December 31, 2012, the working capital of the Company was approximately $55,393,000 and the working capital ratio was 6.6:1.  At December 31, 2011, the working capital of the Company was approximately $55,784,000 and the working capital ratio was 6.3:1.  The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $1,647,000 and $913,000 in 2012 and 2011, respectively.

During the years ended December 31, 2012 and 2011, the Company paid cash dividends of approximately $6,574,000 and $3,235,000, respectively, resulting from quarterly dividends of $0.135 per share and a special dividend of $0.54 in 2012.  On December 31, 2012, the Company paid the special dividend of $0.54 per share representing a prepayment — and payment in lieu of  — the Company’s anticipated regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends.

On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock.  The Company reacquired and retired 36,570 shares and 76,693 shares of its common stock in the years ended December 31, 2012 and 2011, respectively, with approximate costs of $437,000 and $882,000, respectively.  At December 31, 2012, the Company had 274,886 shares remaining for purchase under its common stock repurchase authorization.  Shares purchased under the share repurchase program are constructively retired and returned to unissued status.  We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs.  There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program.  The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2012, cash and cash equivalents increased by approximately $750,000. $9,158,000 in cash was provided by operating activities, $1,646,000 was used in investing activities consisting of net capital expenditures, and $6,762,000 was used in financing activities. Financing activities included the payment of cash dividends, as discussed above, $640,000 of debt reduction and common stock reacquired and retired of $437,000 offset by net proceeds from exercises of stock options of $889,000.

On June 25, 2010, the Company entered into a three-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S.-dollar based borrowings (1.15% at December 31, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.  As of December 31, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.   We anticipate we will be able to renew or replace the agreement before its expiration.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and a fixed charges coverage ratio (2.5:1).  The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

With funds from the credit agreement, anticipated cash flows generated from operations and other credit sources readily available, the Company believes that its liquidity is satisfactory, its working capital adequate and its capital resources sufficient for funding its ongoing capital expenditure program and its operations, including planned expansion for 2013.

Off-Balance Sheet Arrangements

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

Allowance for Losses on Accounts Receivable
These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $167,000. The Company’s concentration of risk is also monitored and at year-end 2012, no customer had an account balance greater than 10% of receivables and the five largest customer account balances totaled $4,930,000.  Additionally, the Company advances funds for certain of its suppliers to purchase raw materials.  The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $2,966,000 at December 31, 2012.  This amount is included in accounts receivable-other on the consolidated balance sheet.

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

Pensions
The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans of 3.77% to 3.93% were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

The 3.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the plans. In 2012, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $42,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $139,000 and would have reduced the funded status by $1,190,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes
The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2012, we recognized a net increase in total unrecognized tax benefits of approximately $1,000.  As of December 31, 2012, we had an accrued liability of $736,000 for unrecognized tax benefits.  We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included inother long-term liabilities on the accompanying consolidated balance sheet.

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

Item 8.  Financial Statements and Supplementary Data
Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Years Ended December 31,

	2012	2011
Net sales	$119,486,000	$112,373,000

Costs and expenses:
Cost of goods sold	79,723,000	72,114,000
Selling and administrative expenses	33,886,000	34,646,000
Intangible asset impairment	1,226,000	-
Interest expense	30,000	27,000
	114,865,000	106,787,000

Income before taxes on income	4,621,000	5,586,000
Taxes on income	1,590,000	1,450,000

Net income	$3,031,000	$4,136,000

Weighted average number of shares outstanding during the period
(Basic)	6,061,691	5,987,062
(Diluted)	6,142,997	6,094,914
Per Share Data:
Basic
Net earnings	$0.50	$0.69
Diluted
Net earnings	$0.49	$0.68
Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	12,000	17,000

Recognition of net losses included in net periodic pension costs	(1,072,000)	(2,852,000)
Other comprehensive loss	(1,060,000)	(2,835,000)
Comprehensive income	$1,971,000	$1,301,000
Dividends per common share	$1.08	$0.54

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31,

ASSETS

	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$3,554,000	$2,804,000
Accounts receivable, less allowance for doubtful accounts of $725,000 and $758,000, respectively	16,655,000	15,942,000
Accounts receivable - other	2,995,000	3,745,000
Inventories	39,246,000	41,208,000
Prepaid expenses and other current assets	2,794,000	2,525,000
TOTAL CURRENT ASSETS	65,244,000	66,224,000
PROPERTY, PLANT AND EQUIPMENT, NET	8,723,000	8,412,000
OTHER INTANGIBLE ASSETS	559,000	2,749,000
DEFERRED INCOME TAXES	4,205,000	3,455,000
OTHER ASSETS	182,000	107,000
	$78,913,000	$80,947,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,629,000	$5,941,000
Other current liabilities	3,222,000	4,499,000
TOTAL CURRENT LIABILITIES	9,851,000	10,440,000
LONG-TERM DEBT	-	640,000
LONG-TERM PENSION LIABILITY	10,468,000	8,086,000
OTHER LONG-TERM LIABILITIES	736,000	735,000
DEFERRED INCOME TAXES	70,000	-
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 6,115,907 and 5,993,062, respectively.	6,000	6,000
Additional paid-in capital	21,288,000	19,347,000
Retained earnings	44,451,000	48,590,000
Accumulated other comprehensive loss, net of tax:
Pensions	(7,957,000)	(6,897,000)
TOTAL SHAREHOLDERS' EQUITY	57,788,000	61,046,000
	$78,913,000	$80,947,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31,
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders’ Equity
Balance, January 1, 2011	5,959,975	$6,000	$16,753,000	$48,403,000	$(4,062,000)	$61,100,000
Common shares issued upon exercise of options	117,846	-	1,056,000			1,056,000
Common shares issued upon exercise of Stock Appreciation Rights	425	-
Share-based compensation expense			1,005,000			1,005,000
Warrants issued			800,000			800,000
Common shares received as payment for exercise of stock options	(8,491)	-	(26,000)	(73,000)		(99,000)
Purchase and retirement of common shares	(76,693)	-	(241,000)	(641,000)		(882,000)
Cash dividends declared ($.54 per share)				(3,235,000)		(3,235,000)
Comprehensive Income (Loss):
Net earnings				4,136,000		4,136,000
Net change during the period related to:
Pensions, net of tax benefit of $1,458,000					(2,835,000)	(2,835,000)
Comprehensive Income:						1,301,000
Balance, December 31, 2011	5,993,062	6,000	19,347,000	48,590,000	(6,897,000)	61,046,000
Common shares issued upon exercise of options	138,252	-	889,000			889,000
Common shares issued upon exercise of Stock Appreciation Rights	10,324	-	-			-
Share-based compensation expense			893,000			893,000
Warrants exercised	44,912	-	-			-
Common shares received as payment for exercise of stock options	(34,073)	-	282,000	(282,000)		-
Purchase and retirement of common shares	(36,570)	-	(123,000)	(314,000)		(437,000)
Cash dividends declared ($1.08 per share)				(6,574,000)		(6,574,000)
Comprehensive Income (Loss):
Net earnings				3,031,000		3,031,000
Net change during the period related to:
Pensions, net of tax benefit of $549,000					(1,060,000)	(1,060,000)
Comprehensive Income:						1,971,000

Balance, December 31, 2012	6,115,907	$6,000	$21,288,000	$44,451,000	$(7,957,000)	$57,788,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,031,000	$4,136,000
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	2,300,000	2,982,000
Provision for bad debts - accounts receivable	74,000	239,000
Share-based compensation expense	893,000	1,005,000
Deferred income tax provision (benefit)	(131,000)	(317,000)
Gain on sale of property, plant and equipment	(1,000)	(40,000)
Intangible asset impairment	1,226,000	-
Changes in assets and liabilities:
Accounts receivable - trade	(787,000)	342,000
Accounts receivable - other	750,000	(2,471,000)
Inventories	1,962,000	(10,178,000)
Prepaid expenses and other current assets	(269,000)	1,506,000
Other assets	(75,000)	67,000
Accounts payable	688,000	837,000
Other current liabilities	(1,277,000)	786,000
Pension liability	773,000	258,000
Other long-term liabilities	1,000	(7,000)
Net cash provided from (used in) operating activities	9,158,000	(855,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,647,000)	(913,000)
Disposals of property, plant and equipment	1,000	45,000
Acquisition of intangible assets	-	(2,061,000)
Net cash used in investing activities	(1,646,000)	(2,929,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	29,360,000	24,930,000
Repayment of long-term debt	(30,000,000)	(24,290,000)
Payment of cash dividends	(6,574,000)	(3,235,000)
Proceeds received on exercise of stock options	889,000	958,000
Common stock reacquired and retired	(437,000)	(882,000)
Net cash used in financing activities	(6,762,000)	(2,519,000)

Net increase (decrease) in cash and cash equivalents	750,000	(6,303,000)
Cash and cash equivalents balance, beginning of year	2,804,000	9,107,000
Cash and cash equivalents balance, end of year	$3,554,000	$2,804,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Years Ended December 31, 2012 and 2011

NOTE 1 – Summary of Significant Accounting Policies:

a)  Business description

Superior Uniform Group®, through its Signature marketing brands—Fashion Seal®, Fashion Seal Healthcare®, Martin’s®, Worklon®, UniVogue® and Blade—manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets.  Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets.  The Company also provides remote staffing solutions through its direct and indirect subsidiaries and its affiliates, The Office Gurus, Ltda., De C.V., The Office Gurus, LLC, The Office Gurus, Ltda., and The Office Gurus, Ltd.

b) Basis of presentation

The consolidated financial statements include the accounts of Superior Uniform Group, Inc. and its wholly owned direct subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and Superior Office Solutions, Inc.;  The Office Gurus, LTDA, De C.V. and The Office Masters, LTDA, De C.V., each a subsidiary of Fashion Seal Corporation and Superior Office Solutions, Inc.; The Office Gurus, Ltda. and Scratt Kit S.R.L., each a wholly owned subsidiary of Superior Office Solutions, Inc.; Superior Sourcing, a wholly owned subsidiary of SUG Holding; and The Office Gurus, Ltd., an affiliated entity in the process of becoming a wholly owned indirect subsidiary of Superior Uniform Group, Inc.  All of these entities are referred to collectively as  “the Company”.

c)  Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

d)  Revenue recognition and allowance for doubtful accounts

The Company recognizes revenue as products are shipped and title passes and as services are provided. The Company collects sales tax for various taxing authorities.  It is the Company’s policy to record these amounts on a net basis.  Therefore, these amounts are not included in net sales for the Company.  A provision for estimated returns and allowances is recorded based upon historical experience and current allowance programs.  Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known.  Charge-offs of accounts receivable are made once all collection efforts have been exhausted.  If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

e)      Accounts receivable-other

The Company purchases raw materials and has them delivered to certain suppliers of the Company.  The Company pays for the raw materials and then deducts the cost of these materials from payments to the suppliers at the time the related finished goods are invoiced to the Company by those suppliers.

f)    Advertising expenses

The Company expenses advertising costs as incurred.  Advertising costs for the years ended December 31, 2012 and 2011, respectively, were $51,000 and $84,000.

g)    Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs for our Uniforms and Related Products segment.  Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents.  The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold.  Other shipping and handling costs are included in selling and administrative expenses and totaled $5,458,000 and $5,721,000 for the years ended December 31, 2012 and 2011, respectively.

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

j)  Other intangible assets

Other intangible assets consist of customer lists acquired in previous business acquisitions and a license agreement.

The breakdown of intangible assets as of December 31, 2012 and 2011 was as follows:

	Customer Relationships	Weighted Average Life	License Agreement	Weighted Average Life
December 31, 2012
Cost	$1,021,000	7 years	$2,861,000	3.5 years
Accumulated amortization	(462,000)		(1,635,000)
Intangible asset impairment	-		(1,226,000)
Net	$559,000		$0

December 31, 2011
Cost	$1,021,000	7 years	$2,861,000	3.5 years
Accumulated amortization	(316,000)		(817,000)
Net	$705,000		$2,044,000

Amortization expense for other intangible assets was $964,000 and $1,023,000 for the years ended December 31, 2012 and 2011, respectively.  Amortization expense for other intangible assets is expected to be $146,000 for each of the years ending December 31, 2013, 2014, and 2015; and $121,000 in 2016. The Company recognized a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the licensing agreement. This impairment charge is included in the results of our Uniforms and Related Products segment.  Refer to Note 6.

k)  Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2.5% to 5% for buildings, 2.5% to 20% for improvements, 10% to 33.33% for machinery, equipment and fixtures and 20% to 33.33% for transportation equipment.  Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

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

o)  Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value.  The Company recognized an impairment loss of $1,226,000 related to an intangible asset in the year ended 2012.   Refer to Note 6. There was no impairment of long-lived assets for the year ended December 31, 2011.

p) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success.  Historically, the Company has issued options and stock-settled stock appreciation rights.  At December 31, 2012, the Company had 1,284,675 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

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

t)  Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions.  When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2012 the Company had no customers with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2011 the Company had one customer with an accounts receivable balance greater than 10% of the total accounts receivable. This customer owed approximately $2,369,000 or approximately 14.9% of the total accounts receivable balance.   At December 31, 2012 and 2011 the accounts receivable balances for the Company’s five largest customers totaled $4,930,000 and $5,800,000, respectively or approximately 29.6% and 36.4% of the respective total accounts receivable balances.    The Company’s largest customer for each of the years ended December 31, 2012 and 2011 had net sales of approximately $8,412,000 and $6,963,000, respectively, or approximately 7.0% and 6.2% of the respective total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2012 and 2011 had net sales of approximately $31,961,000 and $25,987,000, respectively, or approximately 26.7% and 23.1% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2012 and 2011 are receivable balances from a supplier in Haiti totaling $2,966,000 and $3,722,000, respectively.

In 2012 and 2011, approximately 48% and 52%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

u) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2012 and 2011, because of the relatively short maturities of these instruments.

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

w)  Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  It eliminates the option to present components of other comprehensive income as part of the changes in stockholders’ equity.  The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The adoption of ASU 2011-05 only impacts presentation and did not have any effect on the Company’s condensed consolidated financial statements or on its financial condition.

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

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2012	2011
Balance at the beginning of year	$758,000	$600,000

Provision for bad debts	74,000	239,000

Charge-offs	(125,000)	(90,000)

Recoveries	18,000	9,000

Balance at the end of year	$725,000	$758,000

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:
	2012	2011
Balance at the beginning of year	$272,000	$218,000

Provision for returns and allowances	2,203,000	2,419,000

Actual returns and allowances paid to customers	(2,297,000)	(2,365,000)

Balance at the end of year	$178,000	$272,000

NOTE 4 - Inventories:
	December 31,
	2012	2011
Finished goods	$27,382,000	$29,030,000
Work in process	71,000	49,000
Raw materials	11,793,000	12,129,000
	$39,246,000	$41,208,000

NOTE 5 - Property, Plant and Equipment:
	December 31,
	2012	2011
Land	$1,790,000	$1,561,000
Buildings, improvements and leaseholds	8,683,000	8,414,000
Machinery, equipment and fixtures	47,007,000	46,202,000
	57,480,000	56,177,000
Accumulated depreciation and amortization	(48,757,000)	(47,765,000)
	$8,723,000	$8,412,000

Depreciation and amortization charges were approximately $1,336,000 and $1,959,000 in 2012 and 2011, respectively.

NOTE 6 – License Agreement:

On January 4, 2011 , the Company entered into a License and Distribution Agreement, as amended, (the “License Agreement”) with EyeLevel Interactive, LLC, which has since been assigned by EyeLevel Interactive, LLC to an affiliate of it named EyeLevel Interactive North America, LLC (“Licensor”), a leading technology company, pursuant to which the Company was granted a license to market, promote, sell and distribute garments utilizing certain intellectual property of Licensor (the “Products”) to the Company’s current and potential clients. The License Agreement expires three years and 180 days following the Effective Date (the “Term”). The Company may renew the License Agreement for additional three year terms by giving written notice to Licensor at least 90 days prior to the expiration of the then current term, provided the Company has met certain sales requirements relating to the Products and is not otherwise in default under the License Agreement or any manufacturing agreement with Licensor. Any renewal of the License Agreement will be on Licensor’s then current form, provided that the license fee, the restrictive covenants and certain other provisions of the License Agreement will be incorporated into the new form of agreement. The License Fee shall be payable on the first day of the renewal term.

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the Effective Date. This Warrant was exercisable until January 4, 2016, and had an exercise price of $10.63 per share. On March 6, 2012, Licensor exercised its warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant. In the event the Company achieves a specified level of Gross Sales (as calculated pursuant to the License Agreement), during the initial Term, from the sale of Products, the Company will be required to pay Licensor an additional cash license fee. If the Company does not attain such level of Gross Sales during the initial Term, the Company may terminate the License Agreement. In addition to the License Fee, the Company shall pay Licensor a monthly royalty fee based upon Gross Sales from the sale of Products for the immediately preceding month of operation, subject to a minimum required payment if the License Agreement is not terminated prior to the end of the then current term.

Although we believe that this new product line provides us with an opportunity for significant growth in our Uniforms and Related Products segment in the future, we have not been able to generate any significant revenues from the product line during the last two years.  We have attempted to negotiate an extension of the initial term of the licensing agreement and are continuing to pursue this extension.  However, we have not been successful to this point and cannot be assured that we will ultimately be able to negotiate an extension on reasonable terms.    Additionally, we have been involved in two significant test programs with two separate customers during 2012.  One of these programs was with a major retailer in the northeast in the fourth quarter.  The test was adversely affected by hurricane Sandy, and as a result, the customer determined that it did not have sufficient data to conclude on moving forward with a full program.  We are in the process of developing another test program with this customer in 2013.  Additionally, while the feedback from the other test program has been positive, the customer has been slow to move to a full revenue producing program at this point.  As a result of these items and the lack of an extension of the initial term at this point, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset on our statement of financial position at December 31, 2012.  Therefore, we recorded a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the licensing agreement.

NOTE 7 –  Long-Term Debt:
	December 31, 2012	December 31, 2011
Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$-	$640,000

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at December 31, 2012).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of December 31, 2012, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1).  The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 8 –  Taxes on Income:

Aggregate income tax provisions consist of the following:

	2012	2011
Current:
Federal	$1,508,000	$1,594,000
State and local	213,000	173,000
	1,721,000	1,767,000
Deferred tax benefit	(131,000)	(317,000)

	$1,590,000	$1,450,000

The significant components of the deferred income tax asset (liability) are as follows:

	2012	2011
Deferred income tax assets:
Pension accruals	$4,300,000	$3,751,000
Operating reserves and other accruals	1,385,000	1,190,000
Tax carrying value in excess of book basis of goodwill	323,000	506,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(549,000)	(703,000)
Deferred expenses	(1,324,000)	(1,289,000)

Net deferred income tax asset	$4,135,000	$3,455,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2012	2011

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	3.0	2.0
Effect of change in unrecognized tax benefit	(1.1)	(1.3)
Untaxed foreign income	(9.1)	(11.9)
Non-deductible share-based employee compensation expense	4.6	3.6
Non-deductible portion of intangible asset impairment	1.8	-
Other items	1.2	(0.4)
Effective income tax rate	34.4%	26.0%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2012 and 2011, respectively, we have $736,000 and $735,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.   We do not expect any significant amount of this liability to be paid in the next twelve months.  Accordingly, the balance of $736,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2012	2011
Balance at January 1,	$582,000	$586,000
Additions based on tax positions related to the current year	68,000	79,000
Reduction for tax positions of prior years	(10,000)	-
Reductions due to lapse of statute of limitations	(75,000)	(83,000)
Balance at December 31,	$565,000	$582,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes.  During 2012 and 2011, we recorded $46,000 and $41,000 respectively, for interest and penalties, net of tax benefits. During 2012 and 2011, we reduced the liability by $29,000 and $44,000, respectively, of interest and penalties due to lapse of statute of limitations. At December 31, 2012 and 2011, we had $171,000 and $153,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $53,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2009 and significant state examination is 2002.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $5,578,000 and $4,141,000 at December 31, 2012 and 2011, respectively.  It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

The Company recognizes the funded status of its defined benefit post retirement plans in the Company’s consolidated balance sheets.

At December 31, 2012, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $10,468,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2012 and 2011:

	December 31,
	2012	2011

Changes in benefit obligation
Benefit obligation at beginning of year	$23,897,000	$20,277,000
Service cost	595,000	559,000
Interest cost	1,023,000	1,092,000
Actuarial loss	3,469,000	3,215,000
Benefits paid	(1,165,000)	(1,246,000)
Benefit obligation at end of year	27,819,000	23,897,000

Changes in plan assets
Fair value of plan assets at beginning of year	15,811,000	16,742,000
Actual return on assets	2,155,000	(235,000)
Employer contributions	550,000	550,000
Benefits paid	(1,165,000)	(1,246,000)
Fair value of plan assets at end of year	17,351,000	15,811,000

Funded status at end of year	$(10,468,000)	$(8,086,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(10,468,000)	$(8,086,000)

Amounts recognized in accumulated other comprehensive
income consist of:
Net actuarial loss	$12,223,000	$10,597,000
Prior service cost	13,000	30,000
	$12,236,000	$10,627,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2012	2011
Projected benefit obligation	$27,819,000	$23,897,000
Fair value of plan assets	(17,351,000)	(15,811,000)
	$10,468,000	$8,086,000

Components of net periodic benefit cost

Net periodic benefits cost	2012	2011
Service cost - benefits earned during the period	$595,000	$559,000
Interest cost on projected benefit obligation	1,023,000	1,092,000
Expected return on plan assets	(1,270,000)	(1,347,000)
Amortization of prior service cost	17,000	25,000
Recognized actuarial loss	957,000	479,000
Net periodic pension cost after settlements	$1,322,000	$808,000

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,146,000 and $13,000, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2011	4.35%	4.23%	8.00%	8.00%	3.50%	N/A
2012	3.93%	3.77%	8.00%	8.00%	3.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2011	5.49%	5.28%	8.00%	8.00%	4.50%	N/A
2012	4.35%	4.23%	8.00%	8.00%	3.50%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2011, 2012 and target allocation for 2013 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2012	2011	2013
Equity securities	73%	66%	70%
Fixed income	22%	31%	25%
Other	5%	3%	5%
Total	100%	100%	100%

The Company plans to contribute $1,000,000 to our defined benefit pension plans in 2013.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2013	$2,063,000
2014	$1,395,000
2015	$1,370,000
2016	$3,705,000
2017	$2,381,000
2018-2022	$10,535,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code.  The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year.  The Company contributions for the years ended December 31, 2012 and 2011 were approximately $120,000 and $112,000, respectively.

NOTE 10 – Quarterly Results for 2011 and 2012 (Unaudited):

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$26,899,000	$27,505,000	$30,731,000	$27,238,000

Gross profit	$9,851,000	$9,928,000	$11,196,000	$9,284,000

Income before taxes on income	$939,000	$1,432,000	$2,600,000	$615,000

Net income	$599,000	$932,000	$1,880,000	$725,000

Per Share Data:
Basic
Net income	$0.10	$0.16	$0.31	$0.12

Diluted
Net income	$0.10	$0.15	$0.31	$0.12

Average Outstanding Shares (Basic)	5,978,828	5,995,147	5,986,676	5,987,598
Average Outstanding Shares (Diluted)	6,070,970	6,092,118	6,079,430	6,137,137

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012

Net sales	$28,508,000	$29,335,000	$30,599,000	$31,044,000

Gross profit	$9,462,000	$9,662,000	$10,032,000	$10,607,000

Income before taxes on income	$537,000	$1,567,000	$1,692,000	$825,000

Net income	$327,000	$977,000	$1,242,000	$485,000

Per Share Data:
Basic
Net income	$0.05	$0.16	$0.20	$0.08

Diluted
Net income	$0.05	$0.16	$0.20	$0.08

Average Outstanding Shares (Basic)	6,025,874	6,066,244	6,063,269	6,091,377
Average Outstanding Shares (Diluted)	6,142,616	6,140,986	6,148,012	6,140,372

NOTE 11 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $164,000 and $176,000 for the years ended December 31, 2012 and 2011, respectively.  Long-term lease commitments totaling $104,000 are as follows: 2013 - $74,000; 2014 - $29,000; and 2015 - $1,000.

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

NOTE 13 – Share-Based Compensation:

In 1993, the Company adopted an Incentive Stock Option Plan (the “1993 Plan”) under which options on 1,500,000 shares were reserved for grant. The 1993 Plan provided for the issuance of incentive stock options.  This plan expired in February of 2003.  In May, 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock-settled stock appreciation rights (“SARS”), restricted stock, performance stock and other share-based compensation.  A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 1993 Plan subsequent to its termination) have been reserved for issuance under the 2003 Plan. All awards under both plans have been granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date.   Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital.   A summary of option transactions during the two years ended December 31, 2012 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	699,790	$10.29
Granted	211,631	11.43
Exercised	(117,846)	8.97
Lapsed	(93,025)	11.65
Cancelled	(29,050)	10.84
Outstanding December 31, 2011	671,500	$10.66
Granted	194,223	12.62
Exercised	(138,252)	9.32
Lapsed	(86,400)	12.57
Cancelled	(26,154)	12.37
Outstanding December 31, 2012	614,917	$11.24

At December 31, 2012, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $444,000.

Options exercised during the years ended December 31, 2012 and 2011, had intrinsic values of $269,000 and $256,000, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2012 and 2011, was $3.38 and $2.97, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2012:

Range of Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$7.63	-	$9.80	198,882	2.72	$9.38
$11.02	-	$13.15	403,535	4.01	$12.01
$16.00			12,500	1.33	$16.00
$7.63	-	$16.00	614,917	3.54	$11.24

A summary of stock-settled stock appreciation rights transactions during the two years ended December 31, 2012 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	207,380	$11.30
Granted	127,144	11.24
Exercised	(2,100)	9.16
Lapsed	(75,000)	11.20
Cancelled	-	-
Outstanding December 31, 2011	257,424	$11.32
Granted	65,752	13.15
Exercised	(134,304)	11.67
Lapsed	-	-
Cancelled	(12,396)	13.15
Outstanding December 31, 2012	176,476	$11.60

At December 31, 2012 SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $64,000.

There were 134,304 SARS exercised during the year ended December 31, 2012.  SARS exercised during the year ended December 31, 2012 had an intrinsic value of $122,000. There were 2,100 SARS exercised during the year ended December 31, 2011.  SARS exercised during the year ended December 31, 2011 had an intrinsic value of $5,000.

The weighted average fair value of SARS granted for each of the years ended December 31, 2012 and 2011 was $3.59 and $2.96, respectively.

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2012:

Range of Exercise Price			SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$9.16	-	$9.80	26,184	2.08	$9.80
$11.24	-	$13.15	150,292	3.44	$11.92
$9.16	-	$13.15	176,476	3.24	$11.60

At December 31, options and SARS available to issue were 1,284,675 for 2012 and 1,419,700 for 2011.  Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2012	$13.15	$11.72	-	$13.15
2011	$11.24	$11.10	-	$11.95

Market price
2012	$13.15	$11.72	-	$13.15
2011	$11.24	$11.10	-	$11.95

Risk free interest rate (1)
2012	0.8%	0.7%	-	1.9%
2011	2.3%	1.2%	-	3.2%

Expected award life (2)	5 years	5	-	10	years

Expected volatility (3)
2012	45.1%	36.4%	-	45.9%
2011	43.5%	35.5%	-	43.9%

Expected dividend yield (4)
2012	4.1%	4.1%	-	4.6%
2011	4.8%	4.5%	-	4.9%

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

For the years ended December 31, 2012 and 2011, the Company recognized $893,000 and $1,005,000, respectively, of pre-tax share-based compensation expense, recorded in selling and administrative expense in the consolidated statements of earnings. These expenses were offset by $96,000 and $145,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2012, the Company had no unrecognized compensation cost for share-based awards based upon the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

During the years ended December 31, 2012 and 2011, the Company received $889,000 and $958,000, respectively, in cash from stock option exercises. Current tax benefits of $60,000 and $55,000, respectively, were recognized for these exercises.  Additionally, during the years ended December 31, 2012 and 2011, the Company received 34,073 and 8,491  shares, respectively, of its common stock as payment for the issuance of 41,596 and 10,900 shares, respectively, of its common stock related to the exercise of stock option agreements.

NOTE 14 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:
	2012	2011

Net earnings used in the computation of basic and diluted earnings per share	$3,031,000	$4,136,000
Weighted average shares outstanding - basic	6,061,691	5,987,062
Common stock equivalents	81,306	107,852
Total weighted average shares outstanding - diluted	6,142,997	6,094,914
Per Share Data:
Basic
Net earnings	$0.50	$0.69
Diluted
Net earnings	$0.49	$0.68

Awards to purchase an average of 259,131 shares of common stock with a weighted average exercise price of $12.98 per share were outstanding during 2012 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.  Awards to purchase an average of 384,556 shares of common stock with a weighted average exercise price of $12.19 per share were outstanding during 2011 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 15 – Accrued Expenses:
	Year Ended December 31,
	2012	2011
Salaries, wages, commissions and vacation pay	$2,653,000	$3,642,000
Other accrued expenses	569,000	857,000
	$3,222,000	$4,499,000

NOTE 16 – Supplemental Cash Flow Information:
	Year Ended December 31,
	2012	2011
Income taxes paid	$1,981,000	$1,107,000
Interest paid	$30,000	$34,000

During the years ended December 31, 2012 and 2011, the Company received 34,073 and 8,491 shares, respectively, of its common stock as payment for the exercise of stock options for 41,596 and 10,900 shares, respectively.

NOTE 17 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 36,570 shares and 76,693 shares of its common stock in the years ended December 31, 2012 and 2011,  respectively, with approximate costs of $437,000, and $882,000, respectively.  At December 31, 2012, the Company had 274,886 shares remaining on its common stock repurchase authorization.  Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.  There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 18 – Operating Segment Information:

The Company classifies its businesses into two operating segments based on the types of products and services provided. The uniform and related products segment consists of the sale of uniforms and related items. The Remote Staffing Solutions segment consists of sales of staffing solutions.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and earnings before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products Segment totals. Information related to the operations of the Company's operating segments is set forth below:

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended December 31, 2012
Net sales	$116,029,000	$7,196,000	$(3,739,000)	$119,486,000
Gross margin	$37,863,000	$4,251,000	(2,351,000)	$39,763,000
Selling and administrative expenses	33,869,000	2,368,000	(2,351,000)	33,886,000
Intangible asset impairment	1,226,000	-	-	1,226,000
Interest expense	30,000	-	-	30,000
Income before income taxes	$2,738,000	$1,883,000	$-	$4,621,000
Depreciation and amortization	$2,139,000	$161,000	$-	$2,300,000
Capital expenditures	$801,000	$846,000	$-	$1,647,000
Total assets	$72,980,000	$7,385,000	$(1,452,000)	$78,913,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended December 31, 2011
Net sales	$109,442,000	$6,610,000	$(3,679,000)	$112,373,000

Gross margin	$38,685,000	$4,063,000	$(2,489,000)	$40,259,000
Selling and administrative expenses	34,915,000	2,220,000	(2,489,000)	34,646,000
Interest expense	27,000	-	-	27,000
Income before income taxes	$3,743,000	$1,843,000	$-	$5,586,000
Depreciation and amortization	$2,820,000	$162,000	$-	$2,982,000
Capital expenditures	$587,000	$326,000	$-	$913,000
Total assets	$76,446,000	$5,686,000	$(1,185,000)	$80,947,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Tampa, Florida
March 14, 2013

Item 9.                         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Item 9B.                      Other Information

None.

PART III

Item 10.                                  Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2012 are listed below:
BOARD OF DIRECTORS
Sidney Kirschner	Chairperson of the Board. Executive Vice President, Piedmont Healthcare.
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Gerald M. Benstock	Director
Robin Hensley	President, Raising the Bar
Kenneth Hooten	Partner, Concentric Equity Partners II, L.P.
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank
EXECUTIVE OFFICERS
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
Jordan M. Alpert	Vice President, General Counsel and Secretary

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics (the “Code”). The Code is available on the Company's website. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.superioruniformgroup.com.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2013 Annual Meeting of  Shareholders.

Item 11.                               Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2013 Annual Meeting of Shareholders.

Item 12.                               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to beneficial ownership of securities is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2013 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of  options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2012, including the 1993 Incentive Stock Option Plan and the 2003 Incentive Stock and Awards Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
Plans approved by
Security holders	791,393	$11.32	1,284,675

Equity compensation
Plans not approved
by Security holders	-	-	-

Total	791,393	$11.32	1,284,675

Item 13.                                Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2013 Annual Meeting of Shareholders.

Item 14.                                Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2013 Annual Meeting of Shareholders.

		PART IV

Item 15.		Exhibits and Financial Statement Schedules
(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc.
		are included in Part II, Item 8:
		Consolidated statements of comprehensive income - years ended
		December 31, 2012 and 2011……………………………………………………	17
		Consolidated balance sheets - December 31, 2012 and 2011………………..	18
		Consolidated statements of shareholders' equity and comprehensive
		income - years ended December 31, 2012 and 2011……………………………..…	19
		Consolidated statements of cash flows - years ended
		December 31, 2012 and 2011…………………………………………………………	20
		Notes to consolidated financial statements…………………………………………………………….	21-37
		Independent Auditors' Report…………………………………………………………………….	38
(a)	2.	Financial Statement Schedules
		All schedules are omitted because they are not applicable, or not required,
		or because the required information is included in the consolidated financial statements
		or notes thereto.

(a)	3.	Exhibits
		See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
By: Michael Benstock
(Chief Executive Officer and Principal Executive Officer)

DATE:   March 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, March 14, 2013
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., March 14, 2013
Chief Financial Officer and Treasurer
(Principal Accounting
Officer and Principal Financial Officer)

/s/ Sidney Kirschner	/s/ Alan D. Schwartz
Sidney Kirschner, March 14, 2013	Alan D. Schwartz, March 14, 2013
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, March 14, 2013	Robin Hensley, March 14, 2013
(Director)	(Director)

/s/ Kenneth Hooten	/s/ Gerald M. Benstock
Kenneth Hooten, March 14, 2013	Gerald M. Benstock, March 14, 2013
(Director)	(Director)

SUPERIOR UNIFORM GROUP, INC.
EXHIBIT INDEX
Exhibit No.	Description
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

10.15(2)
First Amendment to License and Distribution Agreement, dated February 15, 2012, between Superior Uniform Group, Inc. and EyeLevel Interactive, LLC, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File/Film No.: 001-05869/12770062) and incorporated herein by reference.

10.16*
Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated December 17, 2012, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2012 (File/Film No.: 001-05869/121280661) and incorporated herein by reference.

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
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.
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