Form 10-Q
period 2013-03-31
SUPERIOR UNIFORM GROUP INC
filed 2013-04-19
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Yes [  ]   No [X]

As of April 16, 2013 the registrant had 6,122,790 common shares outstanding, which is the registrant's only class of common stock.

 PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
 SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31,
(Unaudited)

	2013	2012

Net sales	$30,985,000	$28,508,000

Costs and expenses:
Cost of goods sold	19,672,000	19,046,000
Selling and administrative expenses	9,557,000	8,914,000
Interest expense	7,000	11,000
	29,236,000	27,971,000

Income before taxes on income	1,749,000	537,000
Income tax expense	520,000	210,000

Net income	$1,229,000	$327,000

Weighted average number of shares outstanding during the period
(Basic)	6,121,180	6,025,874
(Diluted)	6,169,475	6,142,616
Per Share Data:
Basic
Net income	$0.20	$0.05
Diluted
Net income	$0.20	$0.05

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	2,000	3,000

Recognition of net losses included in net periodic pension costs	190,000	158,000

Other comprehensive income	192,000	161,000

Comprehensive income	$1,421,000	488,000

Cash dividends per common share	$-	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

 ASSETS

	March 31, 2013 (Unaudited)	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$3,493,000	3,554,000
Accounts receivable - trade	17,318,000	16,655,000
Accounts receivable - other	3,312,000	2,995,000
Prepaid expenses and other current assets	2,665,000	2,794,000
Inventories*	39,340,000	39,246,000
TOTAL CURRENT ASSETS	66,128,000	65,244,000

PROPERTY, PLANT AND EQUIPMENT, NET	8,962,000	8,723,000
OTHER INTANGIBLE ASSETS, NET	523,000	559,000
DEFERRED INCOME TAXES	4,630,000	4,205,000
OTHER ASSETS	163,000	182,000
	$80,406,000	$78,913,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,246,000	6,629,000
Other current liabilities	2,843,000	3,222,000

TOTAL CURRENT LIABILITIES	9,089,000	9,851,000

LONG TERM DEBT	120,000	-
LONG-TERM PENSION LIABILITY	10,545,000	10,468,000
OTHER LONG-TERM LIABILITIES	700,000	736,000
DEFERRED INCOME TAXES	90,000	70,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,122,790 and 6,115,907, respectively.	6,000	6,000
Additional paid-in capital	21,941,000	21,288,000
Retained earnings	45,680,000	44,451,000
Accumulated other comprehensive loss, net of tax:
Pensions	(7,765,000)	(7,957,000)
TOTAL SHAREHOLDERS' EQUITY	59,862,000	57,788,000
	$80,406,000	$78,913,000
* Inventories consist of the following:
	March 31, 2013 (Unaudited)	December 31, 2012
Finished goods	$27,846,000	27,382,000
Work in process	58,000	71,000
Raw materials	11,436,000	11,793,000
	$39,340,000	$39,246,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three Months Ended March 31,
(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,229,000	$327,000
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	349,000	614,000
Provision for bad debts - accounts receivable	27,000	19,000
Share-based compensation expense	590,000	675,000
Deferred income tax benefit	(503,000)	(303,000)
Gain on sales of property, plant and equipment	-	(1,000)
Changes in assets and liabilities:
Accounts receivable - trade	(690,000)	(113,000)
Accounts receivable - other	(317,000)	8,000
Inventories	(94,000)	810,000
Prepaid expenses and other current assets	129,000	373,000
Other assets	19,000	(35,000)
Accounts payable	(383,000)	(426,000)
Other current liabilities	(379,000)	(1,729,000)
Pension liability	367,000	331,000
Other long-term liabilities	(36,000)	15,000

Net cash flows provided from operating activities	308,000	565,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(554,000)	(423,000)
Disposals of property, plant and equipment	2,000	1,000
Net cash used in investing activities	(552,000)	(422,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	8,720,000	14,120,000
Repayment of long-term debt	(8,600,000)	(13,600,000)
Payment of cash dividends	-	(812,000)
Proceeds received on exercise of stock options	63,000	315,000
Common stock reacquired and retired	-	(41,000)

Net cash provided from (used in) financing activities	183,000	(18,000)

Net (decrease) increase in cash and cash equivalents	(61,000)	125,000

Cash and cash equivalents balance, beginning of year	3,554,000	2,804,000

Cash and cash equivalents balance, end of period	$3,493,000	$2,929,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)      Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and Superior Office Solutions, Inc.;  The Office Gurus, LTDA, De C.V. and The Office Masters, LTDA, De C.V., each a subsidiary of Fashion Seal Corporation and Superior Office Solutions, Inc.; The Office Gurus, Ltda. and The Office Gurus, Ltd., each a wholly-owned subsidiary of SUG Holding; Superior Sourcing, a wholly-owned subsidiary of SUG Holding; and Scratt Kit S.R.L., a wholly-owned subsidiary of Superior Office Solutions, Inc.  All of these entities are referred to collectively as “the Company”.  Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The unaudited financial information included in this report as of and for the three months ended March 31, 2013 has been reviewed by Grant Thornton LLP, an independent registered public accounting firm, and their review report thereon accompanies this filing. Such review was made in accordance with established professional standards and procedures for such a review. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

b)      Revenue recognition

The Company records revenue as products are shipped and title passes and as services are provided.  A provision for estimated returns and allowances is recorded based on historical experience and current allowance programs.

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

d)      Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives.  Amortization expense for other intangible assets was $36,000 and $240,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

e)      Advertising expenses

The Company expenses advertising costs as incurred.  Advertising costs for the three-month periods ended March 31, 2013 and 2012, respectively, were $19,000 and $11,000.

f)       Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,389,000 and $1,443,000 for the three months ended March 31, 2013 and 2012, respectively.

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

	Three Months Ended March 31,
	2013	2012

Net income used in the computation of basic and diluted earnings per share	$1,229,000	$327,000

Weighted average shares outstanding - basic	6,121,180	6,025,874
Common stock equivalents	48,295	116,742
Weighted average shares outstanding - diluted	6,169,475	6,142,616
Per Share Data:
Basic
Net income	$0.20	$0.05
Diluted
Net income	$0.20	$0.05

Awards to purchase 325,150 and 210,000 shares of common stock with weighted average exercise prices of $12.68 and $13.30 per share were outstanding during the three-month periods ending March 31, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

n)      Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success.  Historically, the Company has issued options and stock settled stock appreciation rights. At March 31, 2013, the Company had 1,097,425 shares of common stock authorized for awards of share-based compensation under its 2003 Incentive Stock and Awards Plan.

For the three months ended March 31, 2013 and 2012, respectively, the Company recognized $590,000 and $675,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income.  These expenses were offset by deferred tax benefits for non-qualified share-based compensation of $62,000 and $83,000 for the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the three-month periods ended March 31, 2013 and 2012, respectively, the Company received $63,000 and $315,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	614,917	$11.24
Granted	139,034	11.29
Exercised	(6,883)	9.14
Lapsed	-	-
Cancelled	(11,500)	12.01
Outstanding March 31, 2013	735,568	$11.26

At March 31, 2013, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $726,000.

Options exercised during the three-month period ended March 31, 2013 had an intrinsic value of $15,000.  Options exercised during the three-month period ended March 31, 2012 had an intrinsic value of $103,000.  The weighted average grant date fair value of the Company’s options granted during the three-month periods ended March 31, 2013 and 2012 was $2.97 and $3.59, respectively.

A summary of SARS transactions during the three months ended March 31, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	176,476	$11.60
Granted	59,716	11.29
Exercised	-	-
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2013	236,192	$11.52

At March 31, 2013, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $172,000.

There were no SARS exercised during the three-month period ended March 31, 2013. SARS exercised during the three-month period ended March 31, 2012 had an intrinsic value of $37,000.   There were 59,716 and 65,752 SARS granted during the three-month periods ended March 31, 2013 and 2012, respectively.  The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2013 and 2012 was $2.97 and $3.59, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options

Exercise price
2013	$11.29	$11.29
2012	$13.15	$13.15

Market price
2013	$11.29	$11.29
2012	$13.15	$13.15

Risk free interest rate (1)
2013	0.9%	0.9%
2012	0.8%	0.8%

Expected award life (years) (2)	5	5

Expected volatility (3)
2013	46.0%	46.0%
2012	45.1%	45.1%

Expected dividend yield (4)
2013	4.8%	4.8%
2012	4.1%	4.1%

(1) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
(2) The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
(3) The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31,  was based on historical prices of the Company’s common stock over a period commensurate with the expected life.
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

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the Effective Date. This Warrant was exercisable until January 4, 2016, and had an exercise price of $10.63 per share. On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant. The Company determined the fair value of the Warrant at $800,000 utilizing the Black-Scholes valuation model.  Additionally, the Company incurred $61,000 in expenses associated with the acquisition of the License Agreement.  The total capitalized cost of the License Agreement was $2,861,000 at inception.

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

During 2012, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset, related to the License Agreement, on our statement of financial position at December 31, 2012.  Therefore, we recorded a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the License  Agreement.

NOTE 3 - Long-Term Debt:
	March 31, 2013	December 31, 2012

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	$120,000	$-

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at  March 31, 2013).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.   As of March 31, 2013, there were no balances outstanding under letters of credit. The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.

The credit agreement with Fifth Third Bank contains restrictive provisions concerning liabilities to tangible net worth ratios (.75:1), other borrowings, and fixed charges coverage ratio (2.5:1).  The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2013	2012

Service cost - benefits earned during the period	$149,000	$149,000
Interest cost on projected benefit obligation	260,000	256,000
Expected return on plan assets	(333,000)	(318,000)
Amortization of prior service cost	3,000	4,000
Recognized actuarial loss	287,000	240,000
Net periodic pension cost	$366,000	$331,000

There were no contributions made to the Company’s benefit plans during the periods ended March 31, 2013 or 2012.

NOTE 5 - Supplemental Cash Flow Information:

Cash paid for income taxes was $655,000 and $0, respectively, for the three-month periods ended March 31, 2013 and 2012. Cash paid for interest was $7,000 and $10,000, respectively for the three-month periods ended March 31, 2013 and 2012.

On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant.  (See Note 2.)

 NOTE 6 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business.  In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Operating Segment Information:

The Company classifies its businesses into two operating segments based on the types of products and services provided. The Uniforms and Related Products segment consists of the sale of uniforms and related items. The Remote Staffing Solutions segment consists of sales of staffing solutions.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Summary of Significant Interim Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products segment totals. Information related to the operations of the Company's operating segments is set forth below.

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended March 31, 2013
Net sales	$29,717,000	$2,174,000	$(906,000)	$30,985,000
Gross margin	$10,553,000	$1,365,000	(605,000)	$11,313,000
Selling and administrative expenses	9,340,000	822,000	(605,000)	9,557,000
Interest expense	7,000	-	-	7,000
Income before income taxes	$1,206,000	$543,000	$-	$1,749,000
Depreciation and amortization	$300,000	$49,000	$-	$349,000
Capital expenditures	$480,000	$74,000	$-	$554,000
Total assets	$74,010,000	$7,944,000	$(1,548,000)	$80,406,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended March 31, 2012
Net sales	$27,820,000	$1,634,000	$(946,000)	$28,508,000
Gross margin	$9,122,000	$963,000	$(623,000)	$9,462,000
Selling and administrative expenses	8,978,000	559,000	(623,000)	8,914,000
Interest expense	11,000	-	-	11,000
Income before income taxes	$133,000	$404,000	$-	$537,000
Depreciation and amortization	$573,000	$41,000	$-	$614,000
Capital expenditures	$353,000	$70,000	$-	$423,000
Total assets	$75,398,000	$6,048,000	$(1,387,000)	$80,059,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Superior Uniform Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Superior Uniform Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of March 31, 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and we expressed an unqualified opinion on those consolidated financial statements in our report dated March 14, 2013. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ GRANT THORNTON LLP

Tampa, Florida
April 19, 2013

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, income, and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, and (4) statements of expected future economic performance. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable
These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $173,000.

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

Share-based Compensation
The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2013 and 2012 includes the compensation expense for the share-based payments granted in those years.   In the Company’s share-based compensation strategy we utilize a combination of stock options and stock-settled stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and stock-settled SARS granted is recognized as expense on the date of grant.  The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate.   The Company determines the assumptions to be used based upon current economic conditions.  The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

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

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies.  First, we are actively pursuing acquisitions to increase our market share in the Uniforms and Related Products segment and it is our intention to continue to seek additional acquisitions that fit into this segment in the future.  Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was started to provide these services for the Company at a lower cost structure in order to improve our own operating results.  This segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses and to more effectively service our customers’ needs.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $3.5 million in net sales to outside customers in 2012.  We spent significant effort in 2012 improving our management infrastructure in this segment to support significant growth in this segment in 2013 and beyond.  Our net sales to outside customers in this segment increased by 84% in the first quarter of 2013 as compared to the same quarter in 2012.  We are aggressively marketing this service and we believe   this sector will continue to grow significantly in 2013 and beyond.  Finally, we are pursuing new product lines to enhance our market position in the Uniforms and Related Products segment.  Toward this end, we entered into a licensing agreement in January of 2011.  This licensing agreement provides us with access to patented technology which will allow us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses.

Although we believe that this new product line provides us with an opportunity for growth in our Uniforms and Related Products segment in the future, we have yet to generate any significant revenues from this product line.  We have attempted to negotiate an extension of the initial term of the licensing agreement and are continuing to pursue this extension.  However, we have not been successful to this point and cannot be assured that we will ultimately be able to negotiate an extension on reasonable terms.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products.  While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011.  This trend continued for us through the end of the third quarter of 2012 at which point we began to realize cost reductions as cotton prices began to stabilize.  Our fourth quarter margins began to show improvement in comparison to the first three quarters of 2012 and this trend continued to improve significantly in the first quarter of 2013.  We expect to see continued improvement in our gross margins in our Uniforms and Related Products segment in the balance of 2013 in comparison to the same amounts in the comparable periods of 2012.

Results of Operations

Net sales increased 8.7% from $28,508,000 for the three months ended March 31, 2012 to $30,985,000 for the three months ended March 31, 2013.   The 8.7% increase in net sales for the quarter is split between growth in our Uniforms and Related Products segment (6.7%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (2.0%).  Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 6.8% for the three months ended March 31, 2013.  This increase is attributed to increased market penetration offset by continued softness in markets as the economic environment remains challenging in 2013.

Remote Staffing Solutions net sales increased 33.0% before intersegment eliminations and 84.2% after intersegment eliminations for the three months ended March 31, 2013.  This increase is attributed to continued market penetration in 2013.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 64.5% for the three months ended March 31, 2013 and 67.2% in the comparable period for 2012.  The percentage decrease in 2013 as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales during the current year (2.0%) due to lower raw material costs primarily related to the impact of shortages of cotton on the 2012 costs.  Additionally, there was a reduction in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.7%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 37.2% for the three months ended March 31, 2013, and 41.1% in the comparable period for 2012.  The percentage decrease in 2013 as compared to 2012 is primarily attributed to the addition of higher gross margin accounts that were added in the current period.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was  31.4% for the three months ended March 31, 2013 and 32.3% in the comparable period for 2012. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (2.1%), lower amortization of intangibles as a result of the write off of the remaining licensing agreement balance in the fourth quarter of 2012 (0.7%), partially offset by higher incentive compensation expense as a result of higher earnings (1.1%), and minor increases in various other costs (0.8%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 37.8% for the three months ended March 31, 2013 and 34.2% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits (2.8%) as the Company staffed up to support significant future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2013 (3.2%) and other miscellaneous decreases including higher net sales to cover fixed operating expenses (2.4%).

The Company’s effective tax rate for the three months ended March 31, 2013 was 29.7% versus 39.1% for the three months ended March 31, 2012.  The 9.4% decrease in the effective tax rate is attributed primarily to an increase in the benefit for untaxed foreign income (4.8%), reduced provisions for uncertain tax positions (3.7%), a reduction in our non-deductible qualified stock compensation expense (0.6%) and other items (0.3%).

Liquidity and Capital Resources

Accounts receivable - trade increased 4.0% from $16,655,000 on December 31, 2012 to $17,318,000 on March 31, 2013 primarily due to higher net sales in the month of March 2013 in comparison to December of 2012.

Inventories increased 0.2% from $39,246,000 on December 31, 2012 to $39,340,000 as of March 31, 2013 in order to support increased net sales in the current period.

Other intangible assets decreased 6.4% from $559,000 on December 31, 2012 to $523,000 on March 31, 2013.  This decrease is attributed to normal amortization of existing intangible assets.

Accounts payable decreased 5.8% from $6,629,000 on December 31, 2012 to $6,246,000 on March 31, 2013.  This decrease is primarily attributed to timing of inventory purchases in the current period.

Other current liabilities decreased 11.8% from $3,222,000 on December 31, 2012 to $2,843,000 on March 31, 2013.  This decrease is primarily due to the payment of year-end incentive compensation during the first quarter of 2013 offset by the accrual of current year incentive compensation in the first quarter of 2013.

Cash and cash equivalents decreased by $61,000 from $3,554,000 on December 31, 2012 to $3,493,000 as of March 31, 2013. During 2013, the Company generated $308,000 in cash from operating activities, used $552,000 in investing activities consisting of fixed asset additions, and generated $183,000 from financing activities. Financing activities consisted of proceeds received from the exercise of stock options of $63,000 and net borrowings under the Company’s revolving line of credit of $120,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.  The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2013 and 2012, respectively, the Company paid cash dividends of $-0- and $812,000.  The Company reacquired -0- and 3,298 shares of its common stock at a total cost of $-0- and $41,000 in the three-month periods ended March 31, 2013 and 2012, respectively, pursuant to its share repurchase program.  On December 31, 2012, the Company paid a special dividend of $0.54 per share representing a prepayment – and payment in lieu of - the Company’s anticipated regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends.  The Company anticipates that it will resume paying dividends beginning in 2014 and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR plus 0.90% (rounded up to the next 1/8th of 1%) based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at March 31, 2013).  The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment.  The available balance under the credit agreement is reduced by outstanding letters of credit.  As of March 31, 2013, there were no balances outstanding under letters of credit.   As of March 31, 2013, there was an outstanding balance of $120,000 under this credit agreement.  The revolving credit agreement expires on June 24, 2013.  At the option of the Company, any outstanding balance on the agreement at that date will convert to a one-year term loan.  We anticipate we will be able to renew or replace the agreement before its expiration.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

None.

ITEM 1A.       Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2013, that were not previously reported in a current report on Form 8-K.

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

Date: April 19, 2013	SUPERIOR UNIFORM GROUP, INC.

	By	/s/	Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

	By	/s/	Andrew D. Demott, Jr.
Date: April 19, 2013			Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

15	Grant Thornton LLP Awareness Letter.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.