Form 10-Q
period 2013-06-30
SUPERIOR UNIFORM GROUP INC
filed 2013-07-26
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-05869

SUPERIOR UNIFORM GROUP, INC.

Incorporated - Florida	Employer Identification No. 11-1385670

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Telephone No.: 727-397-9611

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [_] No [X]

As of July 24, 2013, the Registrant had 6,342,717 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2013	2012

Net sales	$30,854,000	$29,335,000

Costs and expenses:
Cost of goods sold	19,676,000	19,673,000
Selling and administrative expenses	9,102,000	8,088,000
Interest expense	8,000	7,000
	28,786,000	27,768,000

Income before taxes on income	2,068,000	1,567,000
Income tax expense	630,000	590,000

Net income	$1,438,000	$977,000

Weighted average number of shares outstanding during the period
(Basic)	6,126,323	6,066,244
(Diluted)	6,170,121	6,140,986
Per Share Data:
Basic
Net income	$0.23	$0.16
Diluted
Net income	$0.23	$0.16

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	2,000	3,000

Recognition of net losses included in net periodic pension costs	189,000	158,000

Recognition of settlement loss included in net periodic pension costs	161,000	-

Current period gains	1,991,000	-

Other comprehensive income	$2,343,000	$161,000

Comprehensive income	$3,781,000	$1,138,000

Cash dividends per common share	$0.00	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30,

(Continued)

(Unaudited)

	2013	2012

Net sales	$61,839,000	$57,843,000

Costs and expenses:
Cost of goods sold	39,348,000	38,719,000
Selling and administrative expenses	18,659,000	17,002,000
Interest expense	15,000	18,000
	58,022,000	55,739,000

Income before taxes on income	3,817,000	2,104,000
Income tax expense	1,150,000	800,000

Net income	$2,667,000	$1,304,000

Weighted average number of shares outstanding during the period
(Basic)	6,123,752	6,046,059
(Diluted)	6,169,798	6,141,801
Per Share Data:
Basic
Net income	$0.44	$0.22
Diluted
Net income	$0.43	$0.21

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	4,000	6,000

Recognition of net losses included in net periodic pension costs	379,000	315,000

Recognition of settlement loss included in net periodic pension costs	161,000	-

Current period gains	1,991,000	-

Other comprehensive income	$2,535,000	$321,000

Comprehensive income	$5,202,000	$1,625,000

Cash dividends per common share	$0.00	$0.27

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2013 (Unaudited)	December 31, 2012

CURRENT ASSETS:
Cash and cash equivalents	$10,953,000	$3,554,000
Accounts receivable - trade	17,210,000	16,655,000
Accounts receivable - other	3,170,000	2,995,000
Prepaid expenses and other current assets	3,186,000	2,794,000
Inventories*	39,499,000	39,246,000
TOTAL CURRENT ASSETS	74,018,000	65,244,000

PROPERTY, PLANT AND EQUIPMENT, NET	9,050,000	8,723,000
OTHER INTANGIBLE ASSETS, NET	486,000	559,000
DEFERRED INCOME TAXES	3,505,000	4,205,000
OTHER ASSETS	167,000	182,000
	$87,226,000	$78,913,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,936,000	$6,629,000
Other current liabilities	3,708,000	3,222,000
TOTAL CURRENT LIABILITIES	10,644,000	9,851,000

LONG-TERM DEBT	5,000,000	-
LONG-TERM PENSION LIABILITY	7,034,000	10,468,000
OTHER LONG-TERM LIABILITIES	700,000	736,000
DEFERRED INCOME TAXES	100,000	70,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,131,600 and 6,115,907 shares, respectively.	6,000	6,000
Additional paid-in capital	22,046,000	21,288,000
Retained earnings	47,118,000	44,451,000
Accumulated other comprehensive loss, net of tax:
Pensions	(5,422,000)	(7,957,000)
TOTAL SHAREHOLDERS' EQUITY	63,748,000	57,788,000
	$87,226,000	$78,913,000

* Inventories consist of the following:

	June 30, 2013 (Unaudited)	December 31, 2012
Finished goods	$27,325,000	$27,382,000
Work in process	27,000	71,000
Raw materials	12,147,000	11,793,000
	$39,499,000	$39,246,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,667,000	$1,304,000
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	709,000	1,179,000
Provision for bad debts - accounts receivable	51,000	56,000
Share-based compensation expense	618,000	712,000
Deferred income tax benefit	(651,000)	(241,000)
Gain on sales of property, plant and equipment	(12,000)	(1,000)
Changes in assets and liabilities:
Accounts receivable - trade	(606,000)	(1,058,000)
Accounts receivable - other	(175,000)	828,000
Inventories	(253,000)	433,000
Prepaid expenses and other current assets	(392,000)	459,000
Other assets	15,000	(298,000)
Accounts payable	307,000	442,000
Other current liabilities	486,000	(1,769,000)
Pension liability	482,000	387,000
Other long-term liabilities	(36,000)	35,000

Net cash provided from operating activities	3,210,000	2,468,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(965,000)	(675,000)
Disposals of property, plant and equipment	14,000	1,000
Net cash used in investing activities	(951,000)	(674,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	14,560,000	23,540,000
Repayment of long-term debt	(9,560,000)	(23,660,000)
Payment of cash dividends	-	(1,632,000)
Proceeds received on exercise of stock options	140,000	404,000
Common stock reacquired and retired	-	(311,000)

Net cash provided from (used in) financing activities	5,140,000	(1,659,000)

Net increase in cash and cash equivalents	7,399,000	135,000

Cash and cash equivalents balance, beginning of year	3,554,000	2,804,000

Cash and cash equivalents balance, end of period	$10,953,000	$2,939,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)     Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and Superior Office Solutions, Inc.; The Office Gurus, LTDA, De C.V., The Office Masters, LTDA, De C.V. and, The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; The Office Gurus, Ltda., a wholly-owned subsidiary of SUG Holding; Superior Sourcing, a wholly-owned subsidiary of SUG Holding; and Scratt Kit S.R.L., a wholly-owned subsidiary of Superior Office Solutions, Inc. All of these entities are referred to collectively as “the Company”. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d)     Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $36,000 and $241,000 for the three-month periods ended June 30, 2013 and 2012, and $73,000 and $482,000 for the six-month periods ended June 30, 2013 and 2012 respectively.

e)     Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2013 and 2012, respectively were $36,000 and $19,000. Advertising costs for the six-month periods ended June 30, 2013 and 2012, respectively were $55,000 and $30,000.

f)      Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $1,367,000 and $1,343,000 for the three months ended June 30, 2013 and 2012, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $2,757,000 and $2,786,000, for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings used in the computation of basic and diluted earnings per share	$1,438,000	$977,000	$2,667,000	$1,304,000

Weighted average shares outstanding - basic	6,126,323	6,066,244	6,123,752	6,046,059
Common stock equivalents	43,798	74,742	46,046	95,742
Weighted average shares outstanding - diluted	6,170,121	6,140,986	6,169,798	6,141,801

Per Share Data :
Basic
Net earnings	$0.23	$0.16	$0.44	$0.22

Diluted
Net earnings	$0.23	$0.16	$0.43	$0.21

Awards to purchase 333,000 and 308,000 shares of common stock with weighted average exercise prices of $12.65 and $12.85 per share, were outstanding during the three-month periods ending June 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 329,000 and 259,000 shares of common stock with weighted average exercise prices of $12.67 and $13.03 per share, were outstanding during the six-month periods ending June 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. At June 30, 2013, the Company had 2,501,500 shares of common stock authorized for awards of share-based compensation under the 2013 Plan.

For the three months ended June 30, 2013 and 2012, respectively, the Company recognized $28,000 and $37,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by $10,000 and $13,000 deferred tax benefits for non-qualified share–based compensation for the three-month periods ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, respectively, the Company recognized $618,000 and $712,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by a $72,000 and a $96,000 deferred tax benefit for non-qualified share–based compensation for the six-month periods ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the six-month periods ended June 30, 2013 and 2012, respectively, the Company received $140,000 and $404,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the three-month period ended June 30, 2012, the Company received 8,403 shares of its common stock as payment for the issuance of 8,896 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the six months ended June 30, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	614,917	$11.24
Granted	149,534	11.32
Exercised	(15,693)	8.88
Lapsed	(6,000)	11.02
Cancelled	(14,000)	11.94
Outstanding June 30, 2013	728,758	$11.30

At June 30, 2013, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $251,000.

Options exercised during the three-month periods ended June 30, 2013 and 2012 had intrinsic values of $25,000 and $30,000, respectively. Options exercised during the six-month periods ended June 30, 2013 and 2012 had intrinsic values of $40,000 and $133,000, respectively. The weighted average grant date fair values of the Company’s options granted during the three-month periods ended June 30, 2013 and 2012 were $2.64 and $2.67, respectively. The weighted average grant date fair values of the Company’s options granted during the six-month periods ended June 30, 2013 and 2012 were $2.95 and $3.50, respectively.

A summary of SARS transactions during the six months ended June 30, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	176,476	$11.60
Granted	59,716	11.29
Exercised	-	-
Lapsed	-	-
Cancelled	-	-
Outstanding June 30, 2013	236,192	$11.52

At June 30, 2013, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $26,000.

There were no SARS exercised during the six-month period ended June 30, 2013. SARS exercised during the six-month period ended June 30, 2012 had an intrinsic value of $55,000. There were 59,716 and 65,572 SARS granted during the six-month periods ended June 30, 2013 and 2012, respectively. The weighted average grant date fair values of the Company’s SARS granted during the six-month periods ended June 30, 2013 and 2012 were $2.97 and $3.59, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30,
	SARS	Options

Exercise price
2013	N/A	-	$11.70	-
2012	N/A		$11.75

Market price
2013	N/A		$11.70
2012	N/A		$11.75

Risk-free interest rate (1)
2013	N/A		1.7%
2012	N/A		1.9%

Expected award life (years) (2)	N/A		10

Expected volatility (3)
2013	N/A		36.7%
2012	N/A		36.4%

Expected dividend yield (4)
2013	N/A		4.6%
2012	N/A		4.6%

	Six Months Ended June 30,
	SARS	Options

Exercise price
2013	$11.29	$11.29	-	$11.70
2012	$13.15	$11.75	-	$13.15

Market price
2013	$11.29	$11.29	-	$11.70
2012	$13.15	$11.75	-	$13.15

Risk-free interest rate (1)
2013	0.9%	0.9%	-	1.7%
2012	0.8%	0.8%	-	1.9%

Expected award life (years) (2)	5	5	-	10

Expected volatility (3)
2013	46.0%	36.7%	-	46.0%
2012	45.1%	36.4%	-	45.1%

Expected dividend yield (4)
2013	4.8%	4.6%	-	4.8%
2012	4.1%	4.1%	-	4.6%

(1) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

(2) The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

(3) The determination of expected stock price volatility for awards granted in each of the three and six-month periods ending June 30, was based on historical prices of the Company’s common stock over a period commensurate with the expected life.

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

NOTE 3 - Long-Term Debt:

	June 30, 2013	December 31, 2012

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2014	$5,000,000	$-

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at June 30, 2013). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2013, there were no balances outstanding under letters of credit. The revolving credit agreement expired on June 24, 2013. At the option of the Company, and in accordance with the terms of the agreement, the outstanding balance on that date was converted to a one-year term loan. This balance was subsequently refinanced as part of the term loan described below and as such is reflected in long-term debt on the consolidated statement of financial position as of June 30, 2013.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 8. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at June 30, 2013). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The scheduled amortization for the term loan is as follows: 2013 $750,000; 2014 $1,875,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $18,750,000. The term loan does not include a prepayment penalty.

The amended and restated credit agreement with Fifth Third Bank is secured by substantially all of the operating assets of Superior Uniform Group, Inc. and is guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Service cost - benefits earned during the period	$150,000	$149,000	$299,000	$298,000
Interest cost on projected benefit obligation	261,000	255,000	521,000	511,000
Expected return on plan assets	(333,000)	(317,000)	(666,000)	(635,000)
Amortization of prior service cost	3,000	4,000	6,000	8,000
Recognized actuarial loss	286,000	239,000	573,000	479,000
Settlement loss	249,000	-	249,000	-
Net periodic pension cost	$616,000	$330,000	$982,000	$661,000

Effective June 30, 2013, the Company will no longer accrue additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. As a result of this change, the Company re-measured its pension obligations as of June 30, 2013 and the Company recognized a curtailment gain of $1,991,000, which is net of a tax expense of $1,097,000. This net gain is reflected in other comprehensive income on the consolidated statements of income for the three and six-month periods ended June 30, 2013.

Contributions of $500,000 were made to the Company’s benefit plans during the six-month period ended June 30, 2013. Contributions of $550,000 were made to the Company’s benefit plans during the six-month period ended June 30, 2012.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $1,307,000 and $896,000, respectively, for the six-month periods ended June 30, 2013 and 2012. Cash paid for interest was $8,000 and $18,000, respectively, for the six-month periods ended June 30, 2013 and 2012.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended June 30, 2013
Net sales	$29,592,000	$2,166,000	$(904,000)	$30,854,000

Gross margin	10,443,000	1,330,000	(595,000)	11,178,000

Selling and administrative expenses	8,905,000	792,000	(595,000)	9,102,000

Interest expense	8,000	-	-	8,000

Income before income taxes	$1,530,000	$538,000	$-	$2,068,000

Depreciation and amortization	$311,000	$49,000	$-	$360,000

Capital expenditures	$345,000	$66,000	$-	$411,000

Total assets	$80,472,000	$8,357,000	$(1,603,000)	$87,226,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended June 30, 2012
Net sales	$28,659,000	$1,630,000	$(954,000)	$29,335,000

Gross margin	9,299,000	958,000	(595,000)	9,662,000

Selling and administrative expenses	8,153,000	530,000	(595,000)	8,088,000

Interest expense	7,000	-	-	7,000

Income before income taxes	$1,139,000	$428,000	$-	$1,567,000

Depreciation and amortization	$526,000	$39,000	$-	$565,000

Capital expenditures	$148,000	$104,000	$-	$252,000

Total assets	$75,484,000	$6,538,000	$(1,759,000)	$80,263,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Six Months Ended June 30, 2013
Net sales	$59,309,000	$4,340,000	$(1,810,000)	$61,839,000

Gross margin	20,996,000	2,695,000	(1,200,000)	22,491,000

Selling and administrative expenses	18,245,000	1,614,000	(1,200,000)	18,659,000

Interest expense	15,000	-	-	15,000

Income before income taxes	$2,736,000	$1,081,000	$-	$3,817,000

Depreciation and amortization	$611,000	$98,000	$-	$709,000

Capital expenditures	$825,000	$140,000	$-	$965,000

Total assets	$80,472,000	$8,357,000	$(1,603,000)	$87,226,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Six Months Ended
June 30, 2012
Net sales	$56,479,000	$3,264,000	$(1,900,000)	$57,843,000

Gross margin	18,421,000	1,921,000	(1,218,000)	19,124,000

Selling and administrative expenses	17,131,000	1,089,000	(1,218,000)	17,002,000

Interest expense	18,000	-	-	18,000

Income before income taxes	$1,272,000	$832,000	$-	$2,104,000

Depreciation and amortization	$1,099,000	$80,000	$-	$1,179,000

Capital expenditures	$501,000	$174,000	$-	$675,000

Total assets	$75,484,000	$6,538,000	$(1,759,000)	$80,263,000

NOTE 8 – Subsequent Events

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI Direct”). Since 1993, HPI Direct has built a stellar reputation for quality and responsiveness as a privately owned company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. HPI Direct’s award-winning image apparel is worn by some of the most prestigious brands in the markets that they serve. The purchase price for the asset acquisition consists of approximately $32.5 million in cash, subject to adjustment and inclusive of the real estate purchase described below, the issuance of approximately 209,000 restricted shares of Superior Uniform Group’s common stock, the potential future payment of up to $7.2 million in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI Direct. The transaction also includes the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI Direct. Concurrent with the closing of the acquisition, Superior renewed its $15 million revolver agreement and entered into a new term loan for $30 million. Both credit facilities carry five year terms and variable interest rate of LIBOR plus 0.95%. See Note 3 for more information about the loans.

The foregoing description of the asset purchase agreement and real estate purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of those agreements, which are attached as exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference. These agreements have been attached to provide investors with information regarding their terms. It is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to the Company or HPI Direct. In particular, the representations, warranties and covenants set forth in each agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreements, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreements should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of their its subsidiaries or affiliates.

The assets and liabilities of HPI Direct shown below are based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not yet completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of HPI Direct’s assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the third quarter of 2013. Our final fair value determinations may be significantly different than those shown below.

The following is our preliminary assignment of the aggregate consideration:

Accounts Receivable	$4,810,000

Inventories	10,091,000

Property, Plant and Equipment	4,500,000

Other Intangible Assets	24,866,000

Total assets	$44,267,000

Other current liabilities	$2,270,000
Future contingent liabilities	7,200,000

Total liabilities	$9,470,000

Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $24.9 million, which has been reflected as other intangible assets. This amount will ultimately be divided between identified intangible assets and goodwill.

For the three and six-month periods ended June 30, 2013, the Company incurred and expensed transaction related expenses of approximately $230,000. These amounts are included in selling and administrative expenses on the consolidated statements of income.

Revenues and expenses of HPI Direct will be included in the consolidated financial statements beginning July 1, 2013. Due to the factors discussed above, we are not yet able to prepare pro forma operating results reflecting the acquisition of HPI Direct at this time. We expect to complete these calculations during the third quarter of 2013.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $172,000.

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

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies. First, we have been actively pursuing acquisitions to increase our market share in the Uniforms and Related Products segment. As discussed in Note 8 to the consolidated interim financial statements, the Company completed the acquisition of substantially all of the assets of HPI Direct, Inc. on July 1, 2013. It is our intention to continue to seek additional acquisitions that fit into this segment in the future.  Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was started to provide these services for the Company at a lower cost structure in order to improve our own operating results.  This segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses and to more effectively service our customers’ needs.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $3.5 million in net sales to outside customers in 2012.  We spent significant effort in 2012 improving our management infrastructure in this segment to support significant growth in this segment in 2013 and beyond.  Our net sales to outside customers in this segment increased by 85.5% in the first six months of 2013 as compared to the same period in 2012.  We are aggressively marketing this service and we believe this sector will continue to grow significantly in 2013 and beyond.  Finally, we are pursuing new product lines to enhance our market position in the Uniforms and Related Products segment.  Toward this end, we entered into a licensing agreement in January of 2011.  This licensing agreement provides us with access to patented technology which will allow us to market image apparel to our customers that will provide them with the ability to turn their uniforms from an expense item into point of sale advertisements that will, in turn, give them the ability to generate advertising revenues for their businesses.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products. While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011. This trend continued for us through the end of the third quarter of 2012 at which point we began to realize cost reductions as cotton prices began to stabilize. Our fourth quarter margins began to show improvement in comparison to the first three quarters of 2012 and this trend continued to improve significantly in the first six months of 2013. We expect to see continued improvement in our gross margins in our Uniforms and Related Products segment in the balance of 2013 in comparison to the same amounts in the comparable periods of 2012.

Results of Operations

Net sales increased 5.2% from $29,335,000 for the three months ended June 30, 2012 to $30,854,000 for the three months ended June 30, 2013.   The 5.2% increase in net sales for the quarter is split between growth in our Uniforms and Related Products segment (3.2%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (2.0%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 6.9% from $57,843,000 for the six months ended June 30, 2012 to $61,839,000 for the three months ended June 30, 2013.   The 6.9% increase in net sales for the quarter is split between growth in our Uniforms and Related Products segment (4.9%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (2.0%).

Uniforms and Related Products net sales increased 3.3% and 5.0%, respectively, for the three and six months ended June 30, 2013. These increases are attributed to increased market penetration offset by continued softness in markets as the economic environment remains challenging in 2013.

Remote Staffing Solutions net sales increased 32.9% and 33.0% before intersegment eliminations and 86.7% and 85.5% after intersegment eliminations, respectively, for the three and six months ended June 30, 2013. These increases are attributed to continued market penetration in 2013.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 64.7% for the three months ended June 30, 2013 and 67.6% in the comparable period for 2012. The percentage decrease in 2013 as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales during the current year (2.9%) due to lower raw material costs primarily related to the impact of shortages of cotton on the 2012 costs.    As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 64.6% for the six months ended June 30, 2013 and 67.4% in the comparable period for 2012. The percentage decrease in 2013 as compared to 2012 is primarily attributed to a decrease in direct product costs as a percentage of net sales during the current year (2.5%) due to lower raw material costs primarily related to the impact of shortages of cotton on the 2012 costs.  Additionally, there was a reduction in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.3%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 38.6% for the three months ended June 30, 2013, and 41.2% in the comparable period for 2012. The percentage decrease in 2013 as compared to 2012 is primarily attributed to a shift of business between our previous call center in Costa Rica and our newest location in Belize. As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 37.9% for the six months ended June 30, 2013, and 41.1% in the comparable period for 2012. The percentage decrease in 2013 as compared to 2012 is primarily attributed to a shift of business between our previous call center in Costa Rica and our newest location in Belize.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 30.1% for the three months ended June 30, 2013 and 28.4% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to higher incentive compensation expense as a result of higher earnings (2.9%), settlement loss related to pension plans in the current period (0.8%), transaction expenses associated with the acquisition of HPI Direct, Inc.(0.8%), partially offset by the impact of higher net sales to cover operating expenses (1.0%), lower amortization of intangibles as a result of the write off of the remaining licensing agreement balance in the fourth quarter of 2012 (0.7%) and minor decreases in various other costs (1.1%). As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 30.8% for the six months ended June 30, 2013 and 30.3% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to higher incentive compensation expense as a result of higher earnings (1.5%), settlement loss related to pension plans in the current period (0.4%), transaction expenses associated with the acquisition of HPI Direct, Inc. (0.4%), partially offset by the impact of higher net sales to cover operating expenses (1.5%), lower amortization of intangibles as a result of the write off of the remaining licensing agreement balance in the fourth quarter of 2012 (0.7%) and minor decreases in various other costs (0.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 36.6% for the three months ended June 30, 2013 and 32.5% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits (2.9%) as the Company staffed up to support significant future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2013 (2.2%) partially offset by other miscellaneous decreases including higher net sales to cover fixed operating expenses (1.0%). As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 37.2% for the six months ended June 30, 2013 and 33.4% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits (3.3%) as the Company staffed up to support significant future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2013 (3.5%) partially offset by other miscellaneous decreases including higher net sales to cover fixed operating expenses (3.0%).

The Company’s effective tax rate for the three months ended June 30, 2013 was 30.5% versus 37.6% for the three months ended June 30, 2012.  The 7.1% decrease in such effective tax rate is attributed primarily to an increase in the benefit for untaxed foreign income (5.9%), a reduction in our non-deductible qualified stock compensation expense (0.6%), and other items (0.6%).  The Company’s effective tax rate for the six months ended June 30, 2013 was 30.1% versus 38.0% for the six months ended June 30, 2012.  The 7.9% decrease in such effective tax rate is attributed primarily to an increase in the benefit for untaxed foreign income (5.9%), reduced provisions for uncertain tax positions (1.4%), and a reduction in non-deductible qualified stock compensation expense (0.6%).

Liquidity and Capital Resources

Accounts receivable - trade increased 3.3% from $16,655,000 on December 31, 2012 to $17,210,000 on June 30, 2013 primarily due to higher net sales in the current period.

Inventories increased 0.6% from $39,246,000 on December 31, 2012 to $39,499,000 as of June 30, 2013. This increase is not considered significant in comparison to increases in current period net sales.

Other intangible assets decreased 13.1% from $559,000 on December 31, 2012 to $486,000 on June 30, 2013. This decrease is attributed to normal amortization of existing intangible assets.

Deferred income tax assets decreased 16.6% from $4,205,000 on December 31, 2012 to $3,505,000 on June 30, 2013. $1,097,000 of this decrease is attributed to the freeze of the Company’s primary defined benefit pension plan as discussed above. This decrease was partially offset by the impact of timing differences in the current year including additional timing differences created as a result of the completion of an audit of the Company’s taxes by the Internal Revenue Service in the current period.

Accounts payable increased 4.6% from $6,629,000 on December 31, 2012 to $6,936,000 on June 30, 2013. This increase is primarily attributed to timing of inventory purchases in the current period.

Other current liabilities increased 15.1% from $3,222,000 on December 31, 2012 to $3,708,000 on June 30, 2013. This increase is primarily due to an increase in accrued vacations of $334,000.

Long-term debt increased from $0 at December 31, 2012 to $5,000,000 at June 30, 2013. The increase related to $5,000,000 in borrowings on the Company’s former revolving credit agreement on June 23, 2013 to provide a bridge between the expiration of the former revolving credit agreement on June 24, 2013 and the Company’s new revolving credit agreement and term loan that were executed on July 1, 2013. The $5,000,000 in borrowings was sitting in cash at June 30, 2013.

Long-term pension liabilities decreased 32.8% from $10,468,000 on December 31, 2012 to $7,034,000 on June 30, 2013. This decrease is attributed primarily to the curtailment of the Company’s primary defined benefit pension plan. Effective June 30, 2013, the Company will no longer accrue additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. As a result of this change, the Company re-measured its pension obligations as of June 30, 2013 and the Company recognized a curtailment gain of $3,088,000 and a corresponding reduction in the long-term pension liability.

Cash and cash equivalents increased by $7,399,000 from $3,554,000 on December 31, 2012 to $10,953,000 as of June 30, 2013. The Company generated $3,210,000 in cash from operating activities, used $951,000 in investing activities primarily related to fixed asset additions of $965,000, and generated $5,140,000 in financing activities. Financing activities consisted primarily of the $5,000,000 borrowings referenced above.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2013 and 2012, respectively, the Company paid cash dividends of $-0- and $1,632,000. The Company reacquired -0- and 26,225 shares of its common stock at a total cost of $-0- and $311,000 in the six-month periods ended June 30, 2013 and June 30, 2012, respectively, pursuant to its stock repurchase program. On December 31, 2012, the Company paid a special dividend of $0.54 per share representing a prepayment – and payment in lieu of - the Company’s anticipated regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends. The Company anticipates that it will resume paying dividends beginning in 2014 and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

On June 25, 2010, the Company entered into a 3-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis. Interest is payable at LIBOR (rounded up to the next 1/8th of 1%) plus 0.90% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.15% at June 30, 2013). The Company pays an annual commitment fee of 0.15% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2013, there were no balances outstanding under letters of credit. The revolving credit agreement expired on June 24, 2013. At the option of the Company, and in accordance with the terms of the agreement, the outstanding balance on that date was converted to a one-year term loan. This balance was subsequently refinanced as part of the term loan described below and as such is reflected in long-term debt on the consolidated statement of financial position as of June 30, 2013.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 8. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at June 30, 2013). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The scheduled amortization for the term loan is as follows: 2013 $750,000; 2014 $1,875,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $18,750,000. The term loan does not include a prepayment penalty.

The amended and restated credit agreement with Fifth Third Bank is secured by substantially all of the assets of Superior Uniform Group, Inc. and is guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2013, that were not previously reported in a Current Report on Form 8-K.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2013	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2013	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., HPI Direct, Inc., Richard J. Sosebee, Kirby P. Sims, Jr. and Frederick L. Hill, III

10.2	Second Amended and Restated Credit Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto

10.3	Security Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto

10.4	Term Loan Promissory Note, dated July 1, 2013, executed by Superior Uniform Group, Inc. in favor of Fifth Third Bank

10.5	Renewal Revolving Line of Credit Promissory Note, dated July 1, 2013, executed by Superior Uniform Group, Inc. in favor of Fifth Third Bank

10.6	Real Estate Purchase Agreement, dated July 1, 2013, between Superior Uniform Group, Inc. and TAA Investments, LLC

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.