Form 10-Q
period 2013-09-30
SUPERIOR UNIFORM GROUP INC
filed 2013-10-28
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 1O-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [_] No [X]

As of October 25, 2013, the Registrant had 6,354,196 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2013	2012

Net sales	$44,184,000	$30,599,000

Costs and expenses:
Cost of goods sold	29,144,000	20,567,000
Selling and administrative expenses	12,817,000	8,334,000
Interest expense	95,000	6,000
	42,056,000	28,907,000

Income before taxes on income	2,128,000	1,692,000
Income tax expense	620,000	450,000
Net income	$1,508,000	$1,242,000

Weighted average number of shares outstanding during the period
(Basic)	6,346,260	6,063,269
(Diluted)	6,403,893	6,148,012
Per Share Data:
Basic
Net income	$0.24	$0.20
Diluted
Net income	$0.24	$0.20

Other comprehensive income, net of tax:
Defined benefit pension plans:

Amortization of prior service costs included in net periodic pension costs	2,000	3,000

Recognition of net losses included in net periodic pension costs	120,000	157,000

Recognition of settlement loss included in net periodic pension costs	133,000	-

Loss on cash flow hedging activities	(88,000)	-

Other comprehensive income	$167,000	$160,000

Comprehensive income	$1,675,000	$1,402,000

Cash dividends per common share	$0.00	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

(Unaudited)

	2013	2012

Net sales	$106,023,000	88,442,000

Costs and expenses:
Cost of goods sold	68,492,000	59,286,000
Selling and administrative expenses	31,476,000	25,336,000
Interest expense	110,000	24,000
	100,078,000	84,646,000

Income before taxes on income	5,945,000	3,796,000
Income tax expense	1,770,000	1,250,000

Net income	$4,175,000	$2,546,000

Weighted average number of shares outstanding during the period
(Basic)	6,197,921	6,051,795
(Diluted)	6,247,830	6,143,871
Per Share Data:
Basic
Net income	$0.67	$0.42
Diluted
Net income	$0.67	$0.41

Other comprehensive income, net of tax:

Defined benefit pension plans:

Amortization of prior service costs included in net periodic pension costs	6,000	9,000

Recognition of net losses included in net periodic pension costs	499,000	473,000

Recognition of settlement loss included in net periodic pension costs	294,000	-

Current period gains	1,991,000	-

Loss on cash flow hedging activities	(88,000)	-

Other comprehensive income	$2,702,000	$482,000

Comprehensive income	$6,877,000	$3,028,000

Cash dividends per common share	$0.00	$0.405

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,419,000	$3,554,000
Accounts receivable - trade, net	25,375,000	16,655,000
Accounts receivable - other	3,196,000	2,995,000
Prepaid expenses and other current assets	3,948,000	2,794,000
Inventories*	48,122,000	39,246,000
TOTAL CURRENT ASSETS	87,060,000	65,244,000

PROPERTY, PLANT AND EQUIPMENT, NET	13,084,000	8,723,000
OTHER INTANGIBLE ASSETS, NET	18,382,000	559,000
GOODWILL	5,092,000	-
DEFERRED INCOME TAXES	3,360,000	4,205,000
OTHER ASSETS	347,000	182,000
	$127,325,000	$78,913,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,937,000	$6,629,000
Other current liabilities	9,905,000	3,222,000
Current portion of long-term debt	1,688,000	-
TOTAL CURRENT LIABILITIES	20,530,000	9,851,000

LONG-TERM DEBT	25,062,000	-
LONG-TERM PENSION LIABILITY	6,644,000	10,468,000
ACQUISITION-RELATED CONTINGENT LIABILITY	7,200,000	-
OTHER LONG-TERM LIABILITIES	603,000	736,000
DEFERRED INCOME TAXES	120,000	70,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,346,071 and 6,115,907, shares, respectively.	6,000	6,000
Additional paid-in capital	23,901,000	21,288,000
Retained earnings	48,514,000	44,451,000
Accumulated other comprehensive loss, net of tax:
Pensions	(5,167,000)	(7,957,000)
Cash flow hedges	(88,000)	-
TOTAL SHAREHOLDERS' EQUITY	67,166,000	57,788,000
	$127,325,000	$78,913,000

* Inventories consist of the following:

	September 30, 2013 (Unaudited)	December 31, 2012
Finished goods	$35,613,000	$27,382,000
Work in process	112,000	71,000
Raw materials	12,397,000	11,793,000
	$48,122,000	$39,246,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,175,000	$2,546,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,620,000	1,740,000
Provision for bad debts - accounts receivable	86,000	61,000
Share-based compensation expense	789,000	893,000
Deferred income tax(benefit) provision	(584,000)	42,000
Gain on sales of property, plant and equipment	(12,000)	(1,000)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(4,134,000)	(1,651,000)
Accounts receivable - other	(201,000)	1,144,000
Inventories	1,498,000	362,000
Prepaid expenses and other current assets	(58,000)	538,000
Other assets	(165,000)	(150,000)
Accounts payable	2,308,000	263,000
Other current liabilities	3,875,000	(1,334,000)
Pension liability	485,000	579,000
Other long-term liabilities	(133,000)	(65,000)

Net cash provided by operating activities	9,549,000	4,967,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,122,000)	(830,000)
Disposals of property, plant and equipment	14,000	1,000
Purchase of business	(32,483,000)	-
Net cash used in investing activities	(33,591,000)	(829,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	44,740,000	27,840,000
Repayment of long-term debt	(17,990,000)	(28,480,000)
Payment of cash dividends	-	(2,451,000)
Proceeds received on exercise of stock options	319,000	617,000
Common stock reacquired and retired	(162,000)	(437,000)

Net cash provided by (used in) financing activities	26,907,000	(2,911,000)

Net increase in cash and cash equivalents	2,865,000	1,227,000

Cash and cash equivalents balance, beginning of year	3,554,000	2,804,000

Cash and cash equivalents balance, end of period	$6,419,000	$4,031,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)     Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding and Fashion Seal Corporation; The Office Gurus, LTDA, De C.V., The Office Masters, LTDA, De C.V. and, The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and The Office Gurus, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding. All of these entities are referred to collectively as “the Company”. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d)     Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $504,000 and $241,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $577,000 and $723,000, for the nine-month periods ended September 30, 2013 and 2012, respectively.

e)     Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2013 and 2012, respectively were $11,000 and $11,000. Advertising costs for the nine-month periods ended September 30, 2013 and 2012, respectively were $66,000 and $40,000.

f)     Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,035,000 and $1,324,000 for the three months ended September 30, 2013 and 2012, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $4,792,000 and $4,110,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings used in the computation of basic and diluted earnings per share	$1,508,000	$1,242,000	$4,175,000	$2,546,000

Weighted average shares outstanding - basic	6,346,260	6,063,269	6,197,921	6,051,795
Common stock equivalents	57,633	84,743	49,909	92,076
Weighted average shares outstanding - diluted	6,403,893	6,148,012	6,247,830	6,143,871

Per Share Data :
Basic
Net earnings	$0.24	$0.20	$0.67	$0.42

Diluted
Net earnings	$0.24	$0.20	$0.67	$0.41

Awards to purchase 234,000 and 197,000 shares of common stock with weighted average exercise prices of $12.99 and $13.27 per share were outstanding during the three-month periods ending September 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 297,000 and 238,000 shares of common stock with weighted average exercise prices of $12.75 and $13.10 per share were outstanding during the nine-month periods ending September 30, 2013 and 2012, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

 k)     Derivative financial instruments

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates. The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge, or the hedge of a net investment in a foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective. For those instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of September 30, 2013, the Company’s derivative counterparty had investment grade credit ratings.

In July 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on a portion of the outstanding balance of the term loan was effectively converted to a fixed rate of 2.53% beginning July 1, 2014. The Company entered into this interest rate swap arrangement to mitigate future interest rate risk associated with its borrowings and has designated it as a cash flow hedge. (See Note 3).

l)     Use of estimates

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

m)     Comprehensive income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other components of total comprehensive income are the change in pension costs and change in fair value of qualifying hedges.

n)     Operating segments

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

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2013, the Company had 2,481,731 shares of common stock authorized for awards of share-based compensation under the 2013 Plan.

For the three month periods ended September 30, 2013 and 2012, the Company recognized $170,000 and $181,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2013 and 2012, respectively, the Company recognized $789,000 and $893,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by a $72,000 and a $96,000 deferred tax benefit for non-qualified share–based compensation for the nine-month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company had no unrecognized compensation cost expected to be recognized for prior share-based awards.

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

During the nine-month periods ended September 30, 2013 and 2012, respectively, the Company received $319,000 and $617,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. During the nine months ended September 30, 2012, the Company received 8,403 shares of its common stock as payment for the issuance of 8,896 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the nine months ended September 30, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	614,917	$11.24
Granted	202,884	11.43
Exercised	(34,758)	9.19
Lapsed	(31,150)	10.68
Cancelled	(21,481)	11.66
Outstanding September 30, 2013	730,412	$11.40

At September 30, 2013, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $895,000.

Options exercised during the three-month periods ended September 30, 2013 and 2012 had intrinsic values of $52,000 and $54,000, respectively. Options exercised during the nine-month periods ended September 30, 2013 and 2012 had intrinsic values of $92,000 and $187,000, respectively. The weighted average grant date fair value of the Company’s options granted during the three-month periods ended September 30, 2013 and 2012 was $3.19 and $3.10, respectively. The weighted average grant date fair value of the Company’s options granted during the nine-month periods ended September 30, 2013 and 2012 was $3.01 and $3.38, respectively.

A summary of SARS transactions during the nine months ended September 30, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	176,476	$11.60
Granted	59,716	11.29
Exercised	-	-
Lapsed	-	-
Cancelled	-	-
Outstanding September 30, 2013	236,192	$11.52

At September 30, 2013, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $261,000.

There were no SARS exercised during the nine-month period ended September 30, 2013. SARS exercised during the nine-month period ended September 30, 2012 had an intrinsic value of $78,000. There were 59,716 and 65,752 SARS granted during the nine-month periods ended September 30, 2013 and 2012, respectively. The weighted average grant date fair value of the Company’s SARS granted during the nine-month periods ended September 30, 2013 and 2012 was $2.97 and $3.59, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,
	SARS	Options

Exercise price
2013	N/A	$11.76
2012	N/A	$11.72

Market price
2013	N/A	$11.76
2012	N/A	$11.72

Risk free interest rate (1)
2013	N/A	1.4%
2012	N/A	0.7%

Expected award life (years) (2)	N/A	5

Expected volatility (3)
2013	N/A	45.7%
2012	N/A	45.9%

Expected dividend yield (4)
2013	N/A	4.6%
2012	N/A	4.6%

	Nine Months Ended September 30,
	SARS	Options

Exercise price
2013	$11.29	$11.29	-	$11.76
2012	$13.15	$11.72	-	$13.15

Market price
2013	$11.29	$11.29	-	$11.76
2012	$13.15	$11.72	-	$13.15

Risk free interest rate (1)
2013	0.9%	0.9%	-	1.7%
2012	0.8%	0.7%	-	1.9%

Expected award life (years) (2)	5	5	-	10

Expected volatility (3)
2013	46.0%	36.7%	-	46.0%
2012	45.1%	36.4%	-	45.9%

Expected dividend yield (4)
2013	4.8%	4.6%	-	4.8%
2012	4.1%	4.1%	-	4.6%

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

NOTE 2 – License Agreement:

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

During 2012, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset, related to the License Agreement, on our statement of financial position at December 31, 2012. Therefore, we recorded a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the License Agreement. The Company agreed to terminate the License Agreement during the third quarter of 2013.

NOTE 3 - Long-Term Debt:

	September 30, 2013	December 31, 2012

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$26,750,000	$-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing June 24, 2013	-	-
	$26,750,000	$-
Less payments due within one year included in current liabilities	1,688,000	-

Long-term debt less current maturities	$25,062,000	$-

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 8. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at September 30, 2013). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2013, there were no balances outstanding under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of this borrowing to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At September 30, 2013, the interest rate swap had a negative fair value of $128,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The entire change of $128,000, net of tax benefit of $40,000, since the inception of the hedge in July 2013 has been recorded within OCI for both the three and nine months ended September 30, 2013. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2013 $375,000; 2014 $1,875,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Service cost - benefits earned during the period	$32,000	$149,000	$331,000	$447,000
Interest cost on projected benefit obligation	252,000	256,000	773,000	767,000
Expected return on plan assets	(332,000)	(318,000)	(998,000)	(953,000)
Amortization of prior service cost	3,000	5,000	9,000	13,000
Recognized actuarial loss	185,000	239,000	758,000	718,000
Settlement loss	208,000	-	457,000	-
Net periodic pension cost	$348,000	$331,000	$1,330,000	$992,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. As a result of this change, the Company re-measured its pension obligations as of June 30, 2013 and the Company recognized a curtailment gain of $1,991,000, which is net of a tax expense of $1,097,000. This net gain is reflected in other comprehensive income on the consolidated statements of comprehensive income for the nine-month period ended September 30, 2013.

Contributions of $1,000,000 were made to the Company’s benefit plans during the nine-month period ended September 30, 2013. Contributions of $550,000 were made to the Company’s benefit plans during the nine-month period ended September 30, 2012.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $1,533,000 and $1,296,000, respectively, for the nine-month periods ended September 30, 2013 and 2012. Cash paid for interest was $76,000 and $24,000, respectively, for the nine-month periods ended September 30, 2013 and 2012.

On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant.

During the nine months ended September 30, 2013, the company issued 208,617 shares of its common stock as partial consideration for the acquisition of HPI.

During the nine months ended September 30, 2012, the company received 8,403 shares of its common stock as payment for the exercise of stock options for 8,896 shares.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended September 30, 2013
Net sales	$42,758,000	$2,368,000	$(942,000)	$44,184,000

Gross margin	14,215,000	1,442,000	(617,000)	15,040,000

Selling and administrative expenses	12,580,000	854,000	(617,000)	12,817,000

Interest expense	95,000	-	-	95,000

Income before income taxes	$1,540,000	$588,000	$-	$2,128,000

Depreciation and amortization	$858,000	$53,000	$-	$911,000

Capital expenditures	$115,000	$42,000	$-	$157,000

Total assets	$122,383,000	$6,373,000	$(1,431,000)	$127,325,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended September 30, 2012
Net sales	$29,698,000	$1,824,000	$(923,000)	$30,599,000

Gross margin	9,533,000	1,073,000	(574,000)	10,032,000

Selling and administrative expenses	8,353,000	555,000	(574,000)	8,334,000

Interest expense	6,000	-	-	6,000

Income before income taxes	$1,174,000	$518,000	$-	$1,692,000

Depreciation and amortization	$521,000	$40,000	$-	$561,000

Capital expenditures	$147,000	$8,000	$-	$155,000

Total assets	$75,230,000	$6,933,000	$(1,443,000)	$80,720,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Nine Months Ended September 30, 2013
Net sales	$102,067,000	$6,708,000	$(2,752,000)	$106,023,000

Gross margin	35,211,000	4,137,000	(1,817,000)	37,531,000

Selling and administrative expenses	30,825,000	2,468,000	(1,817,000)	31,476,000

Interest expense	110,000	-	-	110,000

Income before income taxes	$4,276,000	$1,669,000	$-	$5,945,000

Depreciation and amortization	$1,469,000	$151,000	$-	$1,620,000

Capital expenditures	$940,000	$182,000	$-	$1,122,000

Total assets	$122,383,000	$6,373,000	$(1,431,000)	$127,325,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Nine Months Ended
September 30, 2012
Net sales	$86,177,000	$5,088,000	$(2,823,000)	$88,442,000

Gross margin	27,954,000	2,994,000	(1,792,000)	29,156,000

Selling and administrative expenses	25,484,000	1,644,000	(1,792,000)	25,336,000

Interest expense	24,000	-	-	24,000

Income before income taxes	$2,446,000	$1,350,000	$-	$3,796,000

Depreciation and amortization	$1,620,000	$120,000	$-	$1,740,000

Capital expenditures	$648,000	$182,000	$-	$830,000

Total assets	$75,230,000	$6,933,000	$(1,443,000)	$80,720,000

NOTE 8 – Acquisition of Business:

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”). Since 1993, HPI has built a stellar reputation for quality and responsiveness as a privately owned company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. HPI’s award-winning image apparel is worn by some of the most prestigious brands in the markets that they serve. The purchase price for the asset acquisition consists of approximately $32.5 million in cash, subject to adjustment and inclusive of the real estate purchase described below, the issuance of approximately 209,000 restricted shares of Superior Uniform Group’s common stock, the potential future payment of up to $7.2 million in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI. The transaction also includes the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI.

The foregoing description of the asset purchase agreement and real estate purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of those agreements, which were filed as exhibits to the Quarterly Report on Form 10-Q for June 30, 2013 and are incorporated herein by reference. These agreements have been attached to provide investors with information regarding their terms. It is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to the Company or HPI. In particular, the representations, warranties and covenants set forth in each agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreements, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreements should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of their its subsidiaries or affiliates.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows:

Cash consideration at closing	$32,483,000

Restricted shares of Superior common stock issued	1,555,000
Total Consideration	$34,038,000

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of HPI based on their estimated fair values as of July 1, 2013. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the preliminary allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of HPI based on their estimated fair values as of the closing date of the transaction.

The assets and liabilities of HPI shown below are based on our preliminary estimates of their acquisition date fair values. Our final fair value determinations may be significantly different than those shown below.

The following is our preliminary assignment of the aggregate consideration:

Accounts receivable	$4,672,000

Prepaid expenses and other current assets	1,096,000

Inventories	10,374,000

Property, plant and equipment	4,284,000

Identifiable intangible assets	18,400,000

Goodwill	5,092,000

Total assets	$43,918,000

Other current liabilities	$2,680,000

Future contingent liabilities	7,200,000

Total liabilities	$9,880,000

The Company recorded $18,400,000 in identifiable intangibles at fair value, consisting of $8,700,000 in acquired customer relationships, $5,000,000 in non-compete agreements from the former owners of HPI, and $4,700,000 for the acquired trade name.

At the closing of the acquisition, the estimated value for acquisition-related contingent consideration payable was $7,200,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Goodwill was calculated as the difference between the fair value of the consideration and the preliminary values assigned to the assets acquired and liabilities assumed. The purchase price and goodwill allocation are expected to be finalized during the remainder of 2013 as the Company completes its process of evaluating all relevant data associated with the transaction.

The intangible assets associated with the customer relationships will be amortized for ten years beginning on July 1, 2013 and the non-compete agreement will be amortized for five years. The trade name is considered an indefinite-life asset and as such will not be amortized.

The Company recognized amortization expense on these acquired intangible assets of $467,000 for the three and nine-month periods ended September 30, 2013.

For the three and nine-month periods ended September 30, 2013, the Company incurred and expensed transaction related expenses of approximately $765,000 and $995,000, respectively. These amounts are included in selling and administrative expenses on the consolidated statements of comprehensive income.

Revenues and expenses of HPI Direct have been included in the consolidated financial statements beginning July 1, 2013.

Actual and Pro Forma Impact of the Transaction (Unaudited)

Net revenues and net income for HPI of $9,038,000 and $170,000, respectively, are included in the Company's consolidated statements of comprehensive income from the acquisition date, July 1, 2013 through September 30, 2013.

The following table presents pro forma results of operations for the three and nine-month periods ended September 30, 2013 and 2012, respectively, and gives effect to the transaction as if it had been consummated on January 1, 2012. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or restructuring expenses or operating efficiencies resulting from combining the two companies.

	Three Months Ended 9/30/13	Three Months Ended 9/30/12

Net sales	$44,184,000	$37,971,000

Income before taxes on income	2,893,000	1,899,000

Net income	$2,003,000	$1,379,000

Weighted average number of shares outstanding during the period
(Basic)	6,346,260	6,271,886
(Diluted)	6,403,893	6,356,629
Per Share Data:
Basic
Net income	$0.32	$0.22
Diluted
Net income	$0.31	$0.22

	Nine Months Ended 9/30/13	Nine Months Ended 9/30/12

Net sales	$123,365,000	$110,029,000

Income before taxes on income	7,133,000	2,869,000

Net income	$4,943,000	$1,949,000

Weighted average number of shares outstanding during the period
(Basic)	6,337,694	6,260,412
(Diluted)	6,387,603	6,352,488
Per Share Data:
Basic
Net income	$0.78	$0.31
Diluted
Net income	$0.77	$0.31

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $254,000.

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

Business Outlook

The current economic environment in the United States remains very challenging.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, since 2009 voluntary employee turnover has been reduced significantly as a result of fewer alternative jobs available to employees of our customers.  Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel.

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

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products. While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011. This trend continued for us through the end of the third quarter of 2012 at which point we began to realize cost reductions as cotton prices began to stabilize. Our fourth quarter 2012 margins began to show improvement in comparison to the first three quarters of 2012 and this trend continued to improve significantly in the first nine months of 2013.

Remote Staffing Solutions

This segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses and to more effectively service our customers’ needs.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $3.5 million in net sales to outside customers in 2012.  We spent significant effort in 2012 improving our management infrastructure in this segment to support significant growth in this segment in 2013 and beyond.  Our net sales to outside customers in this segment increased by 75% in the first nine months of 2013 as compared to the same period in 2012.  We are aggressively marketing this service and we believe this sector will continue to grow significantly in 2013 and beyond.

Results of Operations

Net sales increased 44.4% from $30,599,000 for the three months ended September 30, 2012 to $44,184,000 for the three months ended September 30, 2013. The 44.4% increase in net sales for the quarter is split between growth in our Uniforms and Related Products segment (42.7%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (1.7%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 19.9% from $88,442,000 for the nine months ended September 30, 2012 to $106,023,000 for the nine months ended September 30, 2013. The 19.9% increase in net sales is split between growth in our Uniforms and Related Products Segment (18.0%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (1.9%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 44.0% for the three months ended September 30, 2013.  Net sales from HPI for the three months ended September 30, 2013 were $9,038,000 which represented an increase of 20.0% versus their sales in the three month period ended September 30, 2012. This accounted for 30.4% of the increase with the remaining increase in net sales for this segment attributed primarily to increased market penetration.

Uniforms and Related Products net sales increased 18.4%, for the nine months ended September 30, 2013.  Net sales from HPI included in net sales for the Company for the nine months ended September 30, 2013 were $9,038,000. This accounted for 10.5% of the increase with the remaining increase in net sales for this segment attributed primarily to increased market penetration.

Remote Staffing Solutions net sales increased 29.8% before intersegment eliminations and 58.3% after intersegment eliminations for the three months ended September 30, 2013.  This increase is attributed primarily to continued market penetration in 2013.

Remote Staffing Solutions net sales increased 31.8% before intersegment eliminations and 74.7% after intersegment eliminations for the nine months ended September 30, 2013.  This increase is attributed primarily to continued market penetration in 2013.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 66.8% for the three months ended September 30, 2013 and 67.9% in the comparable period for 2012.  The percentage decrease in 2013 as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales on non HPI sales during the current period (1.3%) due to lower raw material costs primarily related to the impact of shortages of cotton in 2012, a reduction in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.2%) partially offset by higher cost of goods sold on HPI sales as a percentage of net sales (0.4%).

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 65.5% for the nine months ended September 30, 2013 and 67.6% in the comparable period for 2012.  The percentage decrease in 2013 as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales on non HPI sales during the current period (2.0%) due to lower raw material costs primarily related to the impact of shortages of cotton in 2012, a reduction in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.3%) offset by higher cost of goods sold on HPI sales as a percentage of net sales (0.2%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 39.1% for the three months ended September 30, 2013 and 41.2% in the comparable period for 2012.  The percentage decrease in 2013 as compared to 2012 is primarily attributed to a shift of business between our previous call center in Costa Rica and our newest location in Belize.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 38.3% for the nine months ended September 30, 2013, and 41.2% in the comparable period for 2012.  The percentage decrease in 2013 as compared to 2012 is primarily attributed to a shift of business between our previous call center in Costa Rica and our newest location in Belize.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 29.4% for the three months ended September 30, 2013 and 28.1% in the comparable period for 2012. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 29.5%. The increase as a percentage of sales, exclusive of HPI, is attributed primarily to higher incentive compensation expense as a result of higher earnings (2.5%), settlement loss related to pension plans in the current period (1.4%), transaction expenses associated with the acquisition of HPI (2.3%), partially offset by the impact of higher net sales to cover operating expenses (4.0%), lower amortization of intangibles as a result of the write off of the remaining licensing agreement balance in the fourth quarter of 2012 (0.6%) and minor decreases in various other costs (0.2%). HPI selling and administrative expenses as a percentage of HPI net sales was 29.3% for the three months ended September 30, 2013 including amortization of intangible assets associated with the acquisition (5.2%).

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 30.2% for the nine months ended September 30, 2013 and 29.6% in the comparable period for 2012. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 30.3%. The increase as a percentage of sales, exclusive of HPI, is attributed primarily to higher incentive compensation expense as a result of higher earnings (1.8%), settlement loss related to pension plans in the current period (0.5%), transaction expenses associated with the acquisition of HPI (1.1%), partially offset by the impact of higher net sales to cover operating expenses (2.4%), lower amortization of intangibles as a result of the write off of the remaining licensing agreement balance in the fourth quarter of 2012 (0.7%) and minor increases in various other costs (0.3%). HPI selling and administrative expenses as a percentage of HPI net sales was 29.3% for 2013 including amortization of intangible assets associated with the acquisition (5.2%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 36.1% for the three months ended September 30, 2013 and 30.4% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits (3.6%) as the Company staffed up to support significant future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2013 (3.3%) partially offset by other miscellaneous decreases including higher net sales to cover fixed operating expenses (1.2%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 36.8% for the nine months ended September 30, 2013 and 32.3% in the comparable period for 2012. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits (1.7%) as the Company staffed up to support significant future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2013 (1.3%) partially offset by other miscellaneous decreases including higher net sales to cover fixed operating expenses (1.5%).

Interest expense increased from $6,000 for the three months ended September 30, 2012 to $95,000 for the three months ended September 30, 2013. This increase is attributed to the increased borrowings to fund the acquisition of HPI.

Interest expense increased from $24,000 for the nine months ended September 30, 2012 to $110,000 for the nine months ended September 30, 2013. This increase is attributed to the increased borrowings to fund the acquisition of HPI.

The Company’s effective tax rate for the three months ended September 30, 2013 was 29.1% versus 26.6% for the three months ended September 30, 2012. The 2.5% increase in such effective tax rate is attributed primarily to the impact of untaxed foreign income expected for the full year. In the third quarter of 2012, the Company’s estimate of the full year foreign income expected to be untaxed was increased by $500,000. In the third quarter of 2013, the Company’s estimate of the full year foreign income expected to be untaxed was decreased by $250,000.

The Company’s effective tax rate for the nine months ended September 30, 2013 was 29.8% versus 32.9% for the nine months ended September 30, 2012. The 3.1% decrease in such effective tax rate is attributed to an increase in the benefit for untaxed foreign income (1.7%), a reduction in non-deductible qualified stock compensation expense as a percentage of total taxable income (1.0%) and other items (0.4%).

Liquidity and Capital Resources

Accounts receivable - trade increased 52.4% from $16,655,000 on December 31, 2012 to $25,375,000 on September 30, 2013. The Company acquired $4,672,000 of accounts receivable as part of the acquisition of HPI on July 1, 2013. The remainder of the increase is attributed to increased net sales in the current period.

Prepaid expenses and other current assets increased 41.3% from $2,794,000 at December 31, 2012 to $3,948,000 as of September 30, 2013.  The Company acquired $1,096,000 of prepaid expenses and other current assets as part of the acquisition of HPI on July 1, 2013. The remaining increase is not considered significant.

Inventories increased 22.6% from $39,246,000 on December 31, 2012 to $48,122,000 as of September 30, 2013.  The Company acquired $10,374,000 of inventory as part of the acquisition of HPI on July 1, 2013. Excluding the acquisition, inventories decreased by $1,498,000. This decrease is attributed to efforts by management to reduce overall inventory levels.

Other intangible assets increased from $559,000 on December 31, 2012 to $18,382,000 on September 30, 2013.  As part of the acquisition of HPI on July 1, 2013, the Company recorded $18,400,000 of other intangible assets consisting of acquired customer relationships of $8,700,000; a non-compete agreement of $5,000,000; and an acquired trade name for $4,700,000.The acquired customer relationships are being amortized over a ten year period. The non-compete agreement is being amortized over its five year life. The trade name is considered to be an indefinite life asset and is not being amortized.

The Company also recorded $5,092,000 of goodwill as a result of the acquisition of HPI.

Accounts payable increased 34.8% from $6,629,000 on December 31, 2012 to $8,937,000 on September 30, 2013.  The Company did not assume any accounts payable as part of the acquisition of HPI on July 1, 2013.  Accounts payable for HPI for purchases and expenses after the acquisition resulted in an accounts payable balance for HPI of $2,196,000 as of September 30, 2013.  The remainder of the increase is not considered significant.

Other current liabilities increased 207.4% from $3,222,000 on December 31, 2012 to $9,905,000 on September 30, 2013.  The Company assumed $2,680,000 of other current liabilities as part of the acquisition of HPI on July 1, 2013.  The remaining increase is primarily due to the receipt of $1,000,000 in advance payments from a customer of HPI; increased accruals for incentive compensation as a result of improved operating results of $1,222,000; increased accruals for income taxes payable due to increased earnings of $669,000; accrued payroll for HPI employees of $325,000 as the Company did not assume a liability for accrued payroll in the acquisition; $226,000 increase in accrued vacation due to timing; $128,000 accrued loss relative to the interest rate swap entered into during the third quarter of 2013.

Long-term pension liabilities decreased 36.5% from $10,468,000 on December 31, 2012 to $6,644,000 on September 30, 2013. This decrease is attributed primarily to the curtailment of the Company’s primary defined benefit pension plan. Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. As a result of this change, the Company re-measured its pension obligations as of June 30, 2013 and the Company recognized a curtailment gain of $3,088,000 and a corresponding reduction in the long-term pension liability.

Deferred income tax assets decreased 20.1% from $4,205,000 on December 31, 2012 to $3,360,000 on September 30, 2013. $1,097,000 of this decrease is attributed to the freeze of the Company’s primary defined benefit pension plan as discussed above. This decrease was partially offset by the impact of timing differences in the current year including additional timing differences created as a result of the completion of an audit of the Company’s taxes by the Internal Revenue Service in the current period.

Cash and cash equivalents increased by $2,865,000 from $3,554,000 on December 31, 2012 to $6,419,000 as of September 30, 2013. The Company generated $9,549,000 in cash from operating activities, used $33,591,000 in investing activities with $32,483,000 related to the acquisition of HPI and the balance primarily related to fixed asset additions of $1,122,000, and generated $26,907,000 from financing activities. Financing activities included the borrowing of $30,000,000 for a term loan for the acquisition of HPI. The Company paid down the term loan by $3,000,000 in addition to required amortization of the loan using excess cash generated from operations. Financing activities also included the reacquisition and retirement of shares of the Company’s common stock of $162,000, partially offset by proceeds received from the exercise of stock options of $319,000.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2013 and 2012, respectively, the Company paid cash dividends of $0 and $2,451,000. The Company reacquired 13,211 and 36,570 shares of its common stock at a total cost of $162,000 and $437,000 in the nine-month periods ended September 30, 2013 and 2012, respectively, pursuant to its stock repurchase program. On December 31, 2012, the Company paid a special dividend of $0.54 per share representing a prepayment – and payment in lieu of - the Company’s anticipated regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends. The Company anticipates that it will resume paying dividends beginning in 2014 and that it will reacquire and retire additional shares of its common stock in the future as financial conditions permit.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI as discussed in Note 8. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at September 30, 2013). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2013, there were no balances outstanding under letters of credit. In July 2013, the Company entered into an interest rate swap agreement with a notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. Accordingly, the interest rate payable by the Company on that portion of the term loan was effectively converted to a fixed rate of 2.53% beginning July 1, 2014. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

The remaining scheduled amortization for the term loan is as follows: 2013 $375,000; 2014 $1,875,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

None.

ITEM 1A.   Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, other than the following:

We may undertake acquisitions to expand our business, which may pose risks to our business.

We selectively pursue acquisitions from time to time as part of our growth strategy.  We compete with others within our industry for suitable acquisition candidates.  This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us.  As a result, acquisition candidates may not be available to us in the future on favorable terms.  Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization.  For example, we recently completed the acquisition of substantially all of the assets of HPI, in connection with which we also acquired the HPI work force and customer relationships.  Unanticipated issues related to integration of HPI’s or other potential targets’ businesses may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits.  While we believe we will be able to integrate acquired businesses, such as HPI Direct, we can give no assurance that we will be successful in this regard.

Our secured loan agreement with Fifth Third Bank contains restrictive covenants and is subject to acceleration in specified circumstances, which may result in Fifth Third Bank taking possession and disposing of any collateral.

In July 2013, we entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to us up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI.  Our obligations under the credit agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and its domestic subsidiaries, as well as 60% of the equity held in foreign subsidiaries, and are guaranteed by all of our domestic subsidiaries.  The credit agreement contains customary representations, warranties and covenants, including but not limited to limitations on acquisitions, dispositions, incurrence of indebtedness and the granting of security interests.  Upon the occurrence and during the continuance of any event of default (other than events relating to liquidation, bankruptcy or the like), Fifth Third Bank may terminate the commitments under the credit facility and declare any or all of the obligations outstanding under the term loan and the credit facility to be immediately due and payable, without demand or notice to us.  Any event of default relating to insolvency, liquidation, bankruptcy or similar events will result in automatic acceleration of outstanding amounts.  Among the remedies available to Fifth Third Bank in case of an event of default are the taking possession and disposition of any collateral under the credit agreement and related documents.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2013 that were not previously reported in a current report on Form 8-K.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (July 1, 2013 to July 31, 2013)	-	-	-
Month #2 (August 1, 2013 to August 31, 2013)	6,971	$12.35	6,971
Month #3 (September 1, 2013 to September 30, 2013)	6,240	$12.14	6,240
TOTAL	13,211	$12.25	13,211	261,675

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

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Effective October 22, 2013, our credit agreement with Fifth Third was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2013	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

By:	/s/Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Asset Purchase Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., HPI Direct, Inc., Richard J. Sosebee, Kirby P. Sims, Jr. and Frederick L. Hill, III (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.2

Second Amended and Restated Credit Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto. (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.3

Security Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto. (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.4	Term Loan Promissory Note, dated July 1, 2013, executed by Superior Uniform Group, Inc. in favor of Fifth Third Bank. (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.5

Renewal Revolving Line of Credit Promissory Note, dated July 1, 2013, executed by Superior Uniform Group, Inc. in favor of Fifth Third Bank. (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.6	Real Estate Purchase Agreement, dated July 1, 2013, between Superior Uniform Group, Inc. and TAA Investments, LLC. (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.