Form 10-K
period 2013-12-31
SUPERIOR UNIFORM GROUP INC
filed 2014-02-28
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes                         No X

At June 30, 2013, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($10.79) as reported by the NASDAQ Stock Market, was approximately $43 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 24, 2014 was 6,584,467 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013, relating to its Annual Meeting of Shareholders to be held May 2, 2014, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III. The exhibit index may be found on Page 49.

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

Item 1.          Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. Superior is comprised of two reportable business segments: (1) Uniforms and Related Products, and (2) Remote Staffing Solutions.

Superior’s Uniforms and Related Products segment, through its Signature marketing brands—Fashion Seal®, Fashion Seal Healthcare®, HPI Direct®, Martin’s®, Worklon®, UniVogue® and Blade, manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and public safety, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its direct and indirect subsidiaries in El Salvador, Belize, and the United States, (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and total office support solutions.

Products

Superior manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets in its Uniforms and Related Products segment. Its principal products are:

●    Uniforms and service apparel for personnel of:

●	Hospitals and health facilities;
●	Hotels, commercial buildings, residential buildings, and food service facilities;
●	Retail stores;
●	General and special purpose industrial uses;
●	Commercial enterprises (career apparel for banks, airlines, etc.);
●	Public and private safety and security organizations; and
●	Miscellaneous service uses.

●   Miscellaneous products directly related to:

●	Uniforms and service apparel specified above (e.g. boots and sheets); and
●	Linen suppliers and industrial launderers, to whom a substantial portion of Superior's uniforms and service apparel are sold; such products being primarily industrial laundry bags.

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

The market in which TOG operates is competitive and highly fragmented. TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized applications or short-term projects to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process outsourcing solutions on an outsourced basis. These companies include, but are not limited to, U.S.-based providers, such as APAC Customer Services, Convergys, Sitel, Startek, Sykes, TechTeam Global, TeleTech and West. TOG also competes with local entities in other offshore geographies, such as TIVIT and the Philippine Long Distance Telephone Company; small niche providers, such as Alpine Access, Arise, VIPDesk, and Working Solutions; and large global companies that offer outsourced services within their portfolios, such as IBM, HP, CapGemini, Accenture and Fujitsu. The list of potential competitors includes both publicly traded and privately held companies.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 6.7% of its 2013 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after their receipt. As of February 22, 2014, the backlog of all orders that we believe to be firm was approximately $6.9 million, compared to approximately $4.4 million as of February 23, 2013.

Inventory

Superior markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. Superior's principal raw materials are textile products. In 2013 and 2012, approximately 33% and 48%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America, it could significantly disrupt Superior’s business.

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

Employees

Superior employed 973 persons, of which 967 were full-time employees, as of December 31, 2013.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2013, we had approximately $3.6 million in unfunded or underfunded obligations related to our pension plans.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2013 and 2012 approximately 33% and 48%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters and a substantial number of our customers are located in Florida. During fiscal 2005, four hurricanes made land-fall in Florida, with Hurricane Wilma moving directly through South Florida and causing significant infrastructure damage and disruption to the area. Sales of our products were adversely affected by these and the other Gulf Coast hurricanes during fiscal 2005.  While we were not impacted by any hurricane related events during fiscal 2012 or 2013, because we are located in Florida, which is a hurricane-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

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

At December 31, 2013, our executive officers and certain of their family members collectively beneficially owned 33.3% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company's properties are currently fully utilized (none noted as not fully utilized) and have aggregate productive capacity to meet the Company's present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

●	Seminole, Florida – Plant of approximately 60,000 square feet owned by the Company; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.
●

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping; lease expiring November 30, 2016.

●	McGehee, Arkansas – Plant of approximately 26,000 square feet, leased from the City of McGehee requiring payment of only a nominal rental fee; used for storage; lease expiring in 2014.
●	Alpharetta, Georgia – Plant of approximately 75,000 square feet owned by the Company; used for manufacturing, warehousing and office space.
●	Alpharetta, Georgia – Facility used for warehousing and office space, leased by the Company, approximately 31,000 square feet.
●

San Salvador, El Salvador – Office space of approximately 23,200 square feet; owned by The Office Gurus, LTDA De C.V., a subsidiary of SUG Holding, and Fashion Seal Corporation, wholly-owned subsidiaries of the Company; used as office space for our Remote Staffing Solutions business.

●	Belize – Office space of approximately 9,300 square feet, owned by The Office Gurus, Ltd.
●	Costa Rica – Office space of approximately 495 square feet; leased by Power Three Web, LTDA, a wholly-owned subsidiary of SUG Holding, Inc.; lease expiring in January 2015.
●

Miscellaneous – Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company; Dallas, Texas: leased sales office of approximately 2,055 square feet – lease expiring in 2017.

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

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2013 and 2012 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market.

	QUARTER ENDED
	2013				2012
	Mar.31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$11.99	$12.00	$12.91	$16.97	$13.50	$12.48	$12.65	$12.25

Low	$10.92	$10.63	$10.08	$12.71	$10.95	$10.70	$11.15	$10.37

Dividends (total for 2013 - $.0.135; 2012-$1.08)	-	-	-	$0.135	$0.135	$0.135	$0.135	$0.675

We declared cash dividends of $0.135 per share in each of the quarters during the fiscal year ended December 2012. Additionally, we declared and paid a special dividend of $0.54 per share in the fourth quarter of 2012. On December 31, 2012, the Company paid a special dividend of $0.54 per share representing an early payment of the Company’s regular dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends. We intend to pay regular quarterly distributions to our shareholders, the amount of which may change from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On February 24, 2014, we had 154 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $15.97 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(October 1, 2013 to October 31, 2013)	-	-	-
Month #2
(November 1, 2013 to November 30, 2013)	-	-	-
Month #3
(December 1, 2013 to December 31, 2013)	-	-	-
TOTAL	-	-	-	261,675

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

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Comparative Income

Years Ended December 31,

	2013	2012	2011	2010	2009
Net sales	$151,496,000	$119,486,000	$112,373,000	$105,878,000	$102,802,000
Costs and expenses:
Cost of goods sold	98,938,000	79,723,000	72,114,000	68,411,000	69,583,000
Selling and administrative expenses	43,873,000	33,886,000	34,646,000	31,697,000	30,402,000
Intangible asset impairment	-	1,226,000	-	-	-
Interest expense	195,000	30,000	27,000	23,000	120,000
	143,006,000	114,865,000	106,787,000	100,131,000	100,105,000
Income from continuing operations before taxes on income	8,490,000	4,621,000	5,586,000	5,747,000	2,697,000
Taxes on income	2,640,000	1,590,000	1,450,000	1,940,000	730,000

Net income	$5,850,000	$3,031,000	$4,136,000	$3,807,000	$1,967,000

Per Share Data:
Basic
Net income	$0.93	$0.50	$0.69	$0.64	$0.33
Diluted
Net income	$0.92	$0.49	$0.68	$0.64	$0.33

Cash dividends per common share	$0.135	$1.08	$0.54	$0.54	$0.54

At year end:
Total assets	$125,494,000	$78,913,000	$80,947,000	$74,194,000	$73,568,000
Long-term debt	$24,500,000	-	$640,000	$-	$-
Working capital	$69,809,000	$55,393,000	$55,784,000	$53,148,000	$51,475,000
Shareholders' equity	$71,935,000	$57,788,000	$61,046,000	$61,100,000	$60,119,000

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

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies. First, we have been actively pursuing acquisitions to increase our market share in the Uniforms and Related Products segment. As discussed in Note 16 to the consolidated financial statements, the Company completed the acquisition of substantially all of the assets of HPI Direct, Inc. on July 1, 2013.   Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was initially started to provide these services for the Company at a lower cost structure in order to improve our own operating results.

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. As noted above, we are actively pursuing acquisitions to increase our market share in the Uniforms and Related Products business and it is our intention to continue to seek additional acquisitions that fit into this business in the future.

During the latter part of 2010, cotton prices began increasing dramatically and reached historical highs during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability in addition to increased costs for our products. While we were able to pass on a portion of these price increases to our customers during most of 2011, we began to see a negative impact on our gross margins in the fourth quarter of 2011. This trend continued for us through the end of the third quarter of 2012 at which point we began to realize cost reductions as cotton prices began to stabilize. Our fourth quarter 2012 margins began to show improvement in comparison to the first three quarters of 2012 and this trend continued to improve significantly during 2013. This situation appears to have stabilized and our margins have returned to historically normal levels.

Remote Staffing Solutions

This segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $5.7 million in net sales to outside customers in 2013.  We spent significant effort in 2012 improving our management infrastructure in this segment to support significant growth in this segment in 2013 and beyond.  Net sales to outside customers in this segment increased by approximately 63% in 2013 as compared to 2012.  We are aggressively marketing this service and we believe this sector will continue to grow significantly in 2014 and beyond. We expect to make a significant investment in a new building to service our El Salvador location in 2014. This project is expected to be completed late in 2014 and is expected to have a total cost in excess of $7 million.

Operations

Net Sales

	2013	2012	% Change
Uniforms and Related Products	$145,846,000	$116,029,000	25.7%
Remote Staffing Solutions	9,285,000	7,196,000	29.0%
Net intersegment eliminations	(3,635,000)	(3,739,000)	-2.8%
Consolidated Net Sales	$151,496,000	$119,486,000	26.8%

Net sales increased 26.8% from $119,486,000 in 2012 to $151,496,000 in 2013. The increase in net sales is split between growth in our Uniforms and Related Products segment (25.0%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (1.8%). Intersegment eliminations reduced total net sales for sales of the Remote Staffing Solutions segment to the Uniforms and Related Products segment.

Uniforms and Related Products net sales increased 25.7% in 2013. Net sales for HPI, from July 1, 2013, the date of acquisition, through December 31, 2013 were $21,052,000. This represented an increase 36.0% versus their net sales for the comparable period in 2012. This accounted for 18.1 points of the 25.7% increase in net sales with the remaining increase in net sales for this segment attributed primarily to increased market penetration.

Remote Staffing Solutions net sales increased 29.0% before intersegment eliminations and 63.4% after intersegment eliminations in 2013. These increases are attributed primarily to continued market penetration in 2013.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 66.2% in 2013 and 67.4% in 2012. The percentage decrease in 2013 as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales on non HPI sales during the current period (1.4%) due to lower raw material costs primarily related to the impact of shortages of cotton in 2012, a reduction in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.2%) partially offset by higher cost of goods sold on HPI sales as a percentage of net sales (0.4%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 38.4% in 2013, and 40.9% in 2012. The percentage decrease in 2013 as compared to 2012 is primarily attributed to a shift of business between our previous call center in Costa Rica and our newest location in Belize.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 29.4% in 2013 and 29.2% in 2012. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 29.7%. The increase as a percentage of sales, exclusive of HPI, is attributed primarily to higher incentive compensation expense as a result of higher earnings (1.8%), settlement loss related to pension plans in the current year (0.4%), transaction expenses associated with the acquisition of HPI (0.8%), partially offset by the impact of higher net sales to cover operating expenses (2.2%), lower amortization of intangibles as a result of the write off of the remaining licensing agreement balance in the fourth quarter of 2012 (0.7%) and minor increases in various other costs (0.1%). HPI selling and administrative expenses as a percentage of HPI net sales was 27.2% for 2013 including amortization of intangible assets associated with the acquisition (4.6%).

During the fourth quarter of 2012, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset associated with our licensing agreement at December 31, 2012. Therefore, we recognized a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the licensing agreement. This impairment charge is included in the results of our Uniforms and Related Products segment. There were no such charges in 2013.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 37.0% in 2013 and 32.9% in 2012. The increase as a percentage of sales is attributed primarily to an increase in salaries, wages and benefits (2.3%) as the Company staffed up to support significant future growth of this segment and increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2013 (1.6%) and other miscellaneous increases (0.2%).

The effective income tax rate in 2013 was 31.1% and in 2012 was 34.4%.  The 3.3% decrease in the effective tax rate is attributed primarily to the following: a decrease in the state income tax rate (0.7%), a decrease in the accrual for uncertain tax positions (0.9%), a decrease due to a non-deductible portion of intangible asset impairment (1.8%), a decrease from the impact of permanent differences between book and tax basis earnings related to share-based compensation (2.3%), and a decrease in the impact of other items (0.7%) partially offset by a decrease in the benefit for untaxed foreign income (3.1%). During the years ended December 31, 2013 and 2012, the Company did not recognize deferred income taxes on foreign income of $1,688,000 and $1,437,000, respectively, due to the fact that these amounts are considered to be reinvested indefinitely in foreign subsidiaries. Based upon our current expectations, we do not expect to recognize deferred income taxes on our 2014 foreign income as this income is expected to be reinvested indefinitely in foreign subsidiaries.

 Liquidity and Capital Resources

The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. We have a $15 million revolving credit facility available for use in the event we should need it, under which no debt is outstanding at December 31, 2013. As of December 31, 2013, approximately $3,326,000 of our cash is held in our foreign subsidiaries and cannot be repatriated without recognizing and paying Federal income taxes on this amount.

Accounts receivable – trade increased 36.5% from $16,655,000 on December 31, 2012 to $22,735,000 as of December 31, 2013.  The Company acquired $4,672,000 of accounts receivable as part of the acquisition of HPI on July 1, 2013. The remainder of the increase is attributed to increased net sales in the current period.

Accounts receivable - other increased 38.0% from $2,995,000 on December 31, 2012 to $4,133,000 as of December 31, 2013. This increase is attributed to higher levels of raw materials held at our supplier in Haiti to support increased volume of goods being purchased to support higher sales levels. The Company purchases raw materials on behalf of its supplier and records a receivable from the supplier on its books. The cost of these raw materials are deducted from payments to the supplier when finished goods are delivered to the Company.

Prepaid expenses and other current assets increased 115.2% from $2,794,000 on December 31, 2012 to $6,012,000 as of December 31, 2013. The Company acquired $1,096,000 of prepaid expenses and other current assets as part of the acquisition of HPI on July 1, 2013. The balance of the increase is primarily attributed to higher levels of deposits paid to suppliers for inventory purchases. The level of inventory purchases on order is to meet future sales demand.

Inventories increased 26.1% from $39,246,000 on December 31, 2012 to $49,486,000 as of December 31, 2013. The Company acquired $10,374,000 of inventory as part of the acquisition of HPI on July 1, 2013.

Other intangible assets increased from $559,000 to $22,488,000. As part of the acquisition of HPI on July 1, 2013, the Company recorded $18,900,000 of other intangible assets consisting of acquired customer relationships of $9,200,000; a non-compete agreement of $5,000,000; and an acquired trade name for $4,700,000.The acquired customer relationships are being amortized over a ten year period. The non-compete agreement is being amortized over its five year life. The trade name is considered to be an indefinite life asset and is not being amortized. These increases are offset by normal amortization of the newly acquired items above in addition to amortization of the previously existing intangibles.

The Company also recorded $4,135,000 of goodwill as a result of the acquisition of HPI.

Accounts payable increased 26.2% from $6,629,000 on December 31, 2012 to $8,363,000 on December 31, 2013. The Company did not assume any accounts payable as part of the acquisition of HPI on July 1, 2013.  Accounts payable for HPI for purchases and expenses after the acquisition resulted in an accounts payable balance for HPI of $2,113,000 as of December 31, 2013.  The remainder of the fluctuation is not considered significant.

Other current liabilities increased 141.1% from $3,222,000 on December 31, 2012 to $7,768,000 on December 31, 2013. This increase is primarily due to increased accruals for incentive compensation as a result of improved operating results of $2,242,000; accrued payroll and incentive compensation for HPI employees of $417,000; other accrued expenses for HPI of $1,461,000; $125,000 accrued loss relative to the interest rate swap entered into during the third quarter of 2013 and $301,000 of other miscellaneous increases.

Long-term pension liability decreased 65.4% from $10,468,000 on December 31, 2012 to $3,617,000 on December 31, 2013. This decrease is attributed to the following items. Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. As a result of this change, the Company re-measured its pension obligations as of June 30, 2013 and the Company recognized a curtailment gain of $1,990,000 and a corresponding reduction in the long-term pension liability. Additionally there were actuarial gains recognized in the current year that reduced the obligation balance by $2,810,000 and actual return on plan assets exceeded the service cost and interest recognized by $1,051,000. Additionally, the Company contributed $1,000,000 to its pension plans in the current year.

As part of its acquisition of HPI in the current year, the Company recorded a liability for an acquisition related contingent liability. This amount will be earned by the former owners of HPI based upon the performance of HPI following the acquisition for each of the years from 2014 through 2017. The total amount of this liability expected to be paid is $7,200,000. This liability was discounted to recognize the time value of the liability. The liability will be increased each year to reflect the interest component of this liability. The increase is being recorded through other expense in selling and administrative expense in the consolidated statement of comprehensive income.

At December 31, 2012, the working capital of the Company was approximately $55,393,000 and the working capital ratio was 6.6:1. At December 31, 2013, the working capital of the Company was approximately $69,801,000 and the working capital ratio was 4.9:1. The Company has operated without hindrance or restraint with its present working capital, believing that income generated from operations and outside sources of credit, both trade and institutional, are more than adequate to fund the Company’s operations.

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures, excluding the HPI acquisition, were approximately $1,631,000 and $1,647,000 in 2013 and 2012, respectively. We expect to make a significant investment in a new building to service our El Salvador location of our Remote Staffing segment in 2014. This project is expected to be completed late in 2014 and is expected to have a total cost in excess of $7 million.

During the years ended December 31, 2013 and 2012, the Company paid cash dividends of approximately $874,000 and $6,574,000, respectively. On December 31, 2012, the Company paid a special dividend of $0.54 per share representing a prepayment — and payment in lieu of — the Company’s regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends. During 2013, the Company restarted its regular quarterly dividend of $0.135 per share one quarter early and paid this dividend during the fourth quarter of 2013.

On August 1, 2008, the Company’s Board of Directors reset the common stock repurchases program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 13,211 shares and 36,570 shares of its common stock in the years ended December 31, 2013 and 2012, respectively, with approximate costs of $162,000 and $437,000, respectively. At December 31, 2013, the Company had 261,675 shares remaining for purchase under its common stock repurchases authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

In 2013, cash and cash equivalents increased by approximately $1,762,000. $8,401,000 in cash was provided by operating activities, $34,100,000 was used in investing activities with $32,483,000 related to the acquisition of HPI and the balance primarily related to fixed asset additions of $1,631,000, and $27,461,000 was provided by financing activities. Financing activities included the borrowing of $30,000,000 for a term loan for the acquisition of HPI. The Company paid down the term loan by $3,000,000 in addition to required amortization of the loan using excess cash generated from operations. Financing activities also included the reacquisition and retirement of shares of the Company’s common stock of $162,000, and the payment of dividends of $874,000, partially offset by proceeds received from the exercise of stock options of $2,216,000.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 7. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at December 31, 2013). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2013, there were no balances outstanding under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At December 31, 2013, the interest rate swap had a negative fair value of $125,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The entire change of $125,000, net of tax benefit of $40,000, since the inception of the hedge in July 2013 has been recorded within OCI for the year ended December 31, 2013. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $1,750,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Long-Term Contractual Obligations
		Payments Due by Period

		One year	Two to	Four to	After five
	Total	or less	three years	five years	years
Long-term debt	$26,250,000	$1,750,000	$5,625,000	$18,875,000	-
Operating leases	75,000	43,000	29,000	3,000	-
Interest payments (1)	1,609,000	358,000	817,000	434,000	-

Total long-term contractual cash obligations	$27,934,000	$2,151,000	$6,471,000	$19,312,000	$-

(1) Interest payments include both the fixed and variable rate portions of interest on the Company’s term loan with Fifth Third Bank.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $227,000. The Company’s concentration of risk is also monitored and at year-end 2013, no customer had an account balance greater than 10% of receivables and the five largest customer account balances totaled $6,264,000. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $4,018,000 at December 31, 2013. This amount is included in accounts receivable-other on the consolidated balance sheet.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment annually as of December 31st and/or when an event occurs or circumstances change such that it is more likely than not that impairment may exist. Examples of such events and circumstances that the Company would consider include the following:

•	macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•

industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company's products or services, or a regulatory or political development;

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers;

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its two reporting segments with all of its goodwill included in the Uniforms and Related Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2013 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 4.66% to 4.82% were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

In 2013, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $40,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $93,000 and would have reduced the funded status by $900,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2013, we recognized a net decrease in total unrecognized tax benefits of approximately $111,000. As of December 31, 2013, we had an accrued liability of $625,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

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

Item 8. Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,

	2013	2012
Net sales	$151,496,000	$119,486,000

Costs and expenses:
Cost of goods sold	98,938,000	79,723,000
Selling and administrative expenses	43,873,000	33,886,000
Intangible asset impairment	-	1,226,000
Interest expense	195,000	30,000
	143,006,000	114,865,000

Income before taxes on income	8,490,000	4,621,000
Taxes on income	2,640,000	1,590,000

Net income	$5,850,000	$3,031,000

Weighted average number of shares outstanding during the period
(Basic)	6,261,588	6,061,691
(Diluted)	6,343,604	6,142,997
Per Share Data:
Basic
Net earnings	$0.93	$0.50
Diluted
Net earnings	$0.92	$0.49

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	9,000	12,000

Recognition of net losses included innet periodic pension costs	617,000	632,000

Recognition of settlement loss included in net periodic pension costs	314,000	-

Current period gains (losses)	3,888,000	(1,704,000)

Loss on cash flow hedging activities	(85,000)	-

Other comprehensive income (loss)	4,743,000	(1,060,000)

Comprehensive income	$10,593,000	$1,971,000

Dividends per common share	$0.135	$1.08

See Notes to Consolidated Financial Statements.

 Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,316,000	$3,554,000
Accounts receivable, less allowance for doubtful accounts of $560,000 and $725,000, respectively	22,735,000	16,655,000
Accounts receivable - other	4,133,000	2,995,000
Inventories	49,486,000	39,246,000
Prepaid expenses and other current assets	6,012,000	2,794,000
TOTAL CURRENT ASSETS	87,682,000	65,244,000
PROPERTY, PLANT AND EQUIPMENT, NET	13,160,000	8,723,000
OTHER INTANGIBLE ASSETS, NET	18,353,000	559,000
GOODWILL	4,135,000	-
DEFERRED INCOME TAXES	2,009,000	4,205,000
OTHER ASSETS	155,000	182,000
	$125,494,000	$78,913,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,363,000	$6,629,000
Other current liabilities	7,768,000	3,222,000
Current portion of long-term debt	1,750,000	-
TOTAL CURRENT LIABILITIES	17,881,000	9,851,000
LONG-TERM DEBT	24,500,000	-
LONG-TERM PENSION LIABILITY	3,617,000	10,468,000
ACQUISITION-RELATED CONTINGENT LIABILITY	6,806,000	-
OTHER LONG-TERM LIABILITIES	625,000	736,000
DEFERRED INCOME TAXES	130,000	70,000
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 6,520,408 and 6,115,907, respectively.	6,000	6,000
Additional paid-in capital	25,828,000	21,288,000
Retained earnings	49,315,000	44,451,000
Accumulated other comprehensive loss, net of tax:
Pensions	(3,129,000)	(7,957,000)
Cash flow hedges	(85,000)	-
TOTAL SHAREHOLDERS' EQUITY	71,935,000	57,788,000
	$125,494,000	$78,913,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders' Equity
Balance, January 1, 2012	5,993,062	$6,000	$19,347,000	$48,590,000	$(6,897,000)	$61,046,000
Common shares issued upon exercise of options	138,252	-	889,000			889,000
Common shares issued upon exercise of Stock Appreciation Rights	10,324	-	-			-
Share-based compensation expense			893,000			893,000
Warrants exercised	44,912	-	-			-
Common shares received as payment for exercise of stock options	(34,073)	-	282,000	(282,000)		-
Purchase and retirement of common shares	(36,570)	-	(123,000)	(314,000)		(437,000)
Cash dividends declared ($1.08 per share)				(6,574,000)		(6,574,000)
Comprehensive Income (Loss):
Net earnings				3,031,000		3,031,000
Net change during the period related to:
Pensions, net of tax benefit of $549,000					(1,060,000)	(1,060,000)
Comprehensive Income:						1,971,000
Balance, December 31, 2012	6,115,907	6,000	21,288,000	44,451,000	(7,957,000)	57,788,000
Common shares issued upon exercise of options	206,441	-	2,216,000			2,216,000
Restricted shares issued	208,617		1,555,000			1,555,000
Common shares issued upon exercise of Stock Appreciation Rights	2,654	-	-			-
Share-based compensation expense			788,000			788,000
Tax benefit from exercise of stock options		-	31,000			31,000
Common shares received as payment for exercise of stock options		-				-
Purchase and retirement of common shares	(13,211)	-	(50,000)	(112,000)		(162,000)
Cash dividends declared ($.135 per share)				(874,000)		(874,000)
Comprehensive Income (Loss):
Net earnings				5,850,000		5,850,000
Net change during the period related to:
Cash flow hedges, net of taxes of $40,000					(85,000)	(85,000)
Pensions, net of taxes of $2,506,000					4,828,000	4,828,000
Comprehensive Income:						10,593,000

Balance, December 31, 2013	6,520,408	$6,000	$25,828,000	$49,315,000	$(3,214,000)	$71,935,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$5,850,000	$3,031,000
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	2,582,000	2,300,000
Provision for bad debts - accounts receivable	161,000	74,000
Share-based compensation expense	788,000	893,000
Deferred income tax benefit	(249,000)	(131,000)
Gain on sale of property, plant and equipment	(12,000)	(1,000)
Accretion of acquisition-related contingent liability	63,000	-
Intangible asset impairment	-	1,226,000
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(1,569,000)	(787,000)
Accounts receivable - other	(1,138,000)	750,000
Inventories	134,000	1,962,000
Prepaid expenses and other current assets	(2,122,000)	(269,000)
Other assets	27,000	(75,000)
Accounts payable	1,734,000	688,000
Other current liabilities	1,781,000	(1,277,000)
Pension liability	482,000	773,000
Other long-term liabilities	(111,000)	1,000
Net cash provided from operating activities	8,401,000	9,158,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,631,000)	(1,647,000)
Disposals of property, plant and equipment	14,000	1,000
Purchase of business	(32,483,000)	-
Net cash used in investing activities	(34,100,000)	(1,646,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	44,740,000	29,360,000
Repayment of long-term debt	(18,490,000)	(30,000,000)
Payment of cash dividends	(874,000)	(6,574,000)
Proceeds received on exercise of stock options	2,216,000	889,000
Excess tax benefit from exercise of stock options	31,000	-
Common stock reacquired and retired	(162,000)	(437,000)
Net cash provided from (used in) financing activities	27,461,000	(6,762,000)

Net increase in cash and cash equivalents	1,762,000	750,000
Cash and cash equivalents balance, beginning of year	3,554,000	2,804,000
Cash and cash equivalents balance, end of year	$5,316,000	$3,554,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 1 – Summary of Significant Accounting Policies:

a)  Business description

Superior Uniform Group®, through its Signature marketing brands—Fashion Seal®, Fashion Seal Healthcare®, HPI Direct®, Martin’s®, Worklon®, UniVogue® and Blade—manufactures and sells a wide range of uniforms, image apparel and accessories, primarily in domestic markets. Superior specializes in managing comprehensive uniform programs, and is dedicated to servicing the Healthcare, Hospitality, Restaurant/Food Services, Retail Employee I.D., Governmental/Public Safety, Entertainment, Commercial, and Cleanroom markets. The Company also provides remote staffing solutions through its direct and indirect subsidiaries and its affiliates, The Office Gurus, Ltda. De C.V., The Office Gurus, LLC, Power Three Web Ltda., and The Office Gurus, Ltd.

b)  Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding and Fashion Seal Corporation; The Office Gurus, LTDA. De C.V., The Office Masters, LTDA. De C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding. All of these entities are referred to collectively as “the Company”.

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

f)  Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2013 and 2012, respectively, were $89,000 and $51,000.

g)  Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing and receiving costs, inspection costs, and warehousing costs for our Uniforms and Related Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $7,053,000 and $5,458,000 for the years ended December 31, 2013 and 2012, respectively.

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

j)  Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment annually as of December 31st and/or when an event occurs or circumstances change such that it is more likely than not that impairment may exist. Examples of such events and circumstances that the Company would consider include the following:

•	macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•

industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company's products or services, or a regulatory or political development;

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers;

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its two reporting segments with all of its goodwill included in the Uniforms and Related Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2013 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

 k)  Other intangible assets

Other intangible assets consist of customer lists, a non-compete agreement and an acquired trade name acquired in previous business acquisitions.

The breakdown of intangible assets as of December 31, 2013 and 2012 was as follows:

	Customer Relationships	Weighted Average Life (years)	Non-compete Agreement	Weighted Average Life (years)
December 31, 2013
Cost	$10,221,000	9.6	$5,000,000	5
Accumulated amortization	(1,068,000)		(500,000)
Net	$9,153,000		$4,500,000

	Customer Relationships		License Agreement
December 31, 2012
Cost	$1,021,000	7	$2,861,000	3.5
Accumulated amortization	(462,000)		(1,635,000)
Intangible asset impairment	-		(1,226,000)
Net	$559,000		$-

Amortization expense for other intangible assets was $1,106,000 and $964,000 for the years ended December 31, 2013 and 2012, respectively. Amortization expense for other intangible assets is expected to be $2,066,000 for each of the years ending December 2014 and 2015; $2,041,000 in 2016; $1,920,000 in 2017; $1,420,000 in 2018; $920,000 in each of the years ending December 31, 2019 through 2022; and $460,000 in 2023. The Company recognized a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the licensing agreement. This impairment charge is included in the results of our Uniforms and Related Products segment. Refer to Note 6.

As part of the acquisition of HPI in 2013, the Company recorded $4,700,000 as the fair value of the acquired trade name in other intangible assets. This asset is considered to be of an indefinite life and as such is not being amortized.

l)  Depreciation and amortization

Plant and equipment are depreciated on the straight-line basis at 2.5% to 5% for buildings, 2.5% to 20% for improvements, 10% to 33.33% for machinery, equipment and fixtures and 20% to 33.33% for transportation equipment. Leasehold improvements are amortized over the terms of the leases inasmuch as such improvements have useful lives of at least the terms of the respective leases.

m)  Employee benefits

Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company recognizes settlement gains and losses in its financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

n)  Insurance

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

 o)  Taxes on income

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

p)  Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the year ended December 31, 2013. The Company recognized an impairment loss of $1,226,000 related to an intangible asset in the year ended 2012. Refer to Note 6.

q)  Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock-settled stock appreciation rights. At December 31, 2013, the Company had 2,484,281 shares of common stock authorized for awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

r)  Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options and stock-settled stock appreciation rights.

s)  Comprehensive income

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

t)  Operating segments

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

 u)  Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2013 and 2012, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2013 and 2012, the accounts receivable balances for the Company’s five largest customers totaled $6,264,000 and $4,930,000, respectively, or approximately 27.6% and 29.6% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2013 and 2012 had net sales of approximately $10,110,000 and $8,412,000, respectively, or approximately 6.7% and 7.0% of the respective total net sales for the Company. The Company’s five largest customers for the year ended December 31, 2013 and 2012 had net sales of approximately $35,084,000 and $31,961,000, respectively, or approximately 23.2% and 26.7% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2013 and 2012 are receivable balances from a supplier in Haiti totaling $4,018,000 and $2,966,000, respectively.

In 2013 and 2012, approximately 33% and 48%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

v)  Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2013 and 2012, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2013	2012
Balance at the beginning of year	$725,000	$758,000

Provision for bad debts	161,000	74,000

Charge-offs	(337,000)	(125,000)

Recoveries	11,000	18,000

Balance at the end of year	$560,000	$725,000

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2013	2012
Balance at the beginning of year	$178,000	$272,000

Provision for returns and allowances	3,062,000	2,203,000

Liability asumed in acquisition of business	645,000	-

Actual returns and allowances paid to customers	(3,092,000)	(2,297,000)

Balance at the end of year	$793,000	$178,000

NOTE 4 - Inventories:

	December 31,
	2013	2012
Finished goods	$37,259,000	$27,382,000
Work in process	111,000	71,000
Raw materials	12,116,000	11,793,000
	$49,486,000	$39,246,000

NOTE 5 - Property, Plant and Equipment:

	December 31,
	2013	2012
Land	$2,340,000	$1,790,000
Buildings, improvements and leaseholds	11,719,000	8,683,000
Machinery, equipment and fixtures	40,292,000	47,007,000
	54,351,000	57,480,000
Accumulated depreciation and amortization	(41,191,000)	(48,757,000)
	$13,160,000	$8,723,000

Depreciation and amortization charges were approximately $1,476,000 and $1,336,000 in 2013 and 2012, respectively.

NOTE 6 – License Agreement:

On January 4, 2011, the Company entered into a License and Distribution Agreement (the “License Agreement”) with EyeLevel Interactive, LLC (“Licensor”), a leading technology company, pursuant to which the Company was granted a license to market, promote, sell and distribute garments utilizing certain intellectual property of Licensor (the “Products”) to the Company’s current and potential clients. The License Agreement was to expire three years and 180 days following its effective date (the “Term”).

In conjunction with the execution of the License Agreement, the Company paid Licensor a license fee (the “License Fee”) equal to (1) $2.0 million cash, plus (2) a warrant to acquire 360,000 shares of the Company’s common stock (the “Warrant”) at the greater of the Company’s closing price as quoted on the Nasdaq Stock Market or the book value per share of the Company’s common stock as of the effective date of the agreement. This Warrant was exercisable until January 4, 2016, and had an exercise price of $10.63 per share. On March 6, 2012, Licensor exercised their warrant and acquired 44,912 shares of the Company’s stock in exchange for the surrender of the remainder of the warrant. The Company determined the fair value of the Warrant at $800,000 utilizing the Black-Scholes valuation model. Additionally, the Company incurred $61,000 in expenses associated with the acquisition of the License Agreement. The total capitalized cost of the License Agreement was $2,861,000 at inception.

During 2012, we concluded that we did not have adequate, verifiable cash flows to support recovery of the intangible asset, related to the License Agreement, on our statement of financial position at December 31, 2012. Therefore, we recorded a pre-tax, non-cash impairment charge of $1,226,000 in the fourth quarter of 2012 to write off the remaining balance of the License Agreement. The Company and Licensor agreed to terminate the License Agreement during the third quarter of 2013.

NOTE 7 - Long-Term Debt:

	December 31, 2013	December 31, 2012

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$26,250,000	$-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1,2018	-	-

	$26,250,000	$-

Less payments due within one year included in current liabilities	1,750,000	-

Long-term debt less current maturities	$24,500,000	$-

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 16. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at December 31, 2013). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of December 31, 2013, there were no balances outstanding under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At December 31, 2013, the interest rate swap had a negative fair value of $125,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The entire change of $125,000, net of tax benefit of $40,000, since the inception of the hedge in July 2013 has been recorded within OCI for the year ended December 31, 2013. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $1,750,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

NOTE 8 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2013	2012
Current:
Federal	$2,620,000	$1,508,000
State and local	269,000	213,000
	2,889,000	1,721,000
Deferred tax benefit	(249,000)	(131,000)

	$2,640,000	$1,590,000

The significant components of the deferred income tax asset (liability) are as follows:

	2013	2012
Deferred income tax assets:
Pension accruals	$1,794,000	$4,300,000
Operating reserves and other accruals	861,000	1,385,000
Tax carrying value in excess of book basis of goodwill	545,000	323,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(605,000)	(549,000)
Deferred expenses	(716,000)	(1,324,000)

Net deferred income tax asset	$1,879,000	$4,135,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2013	2012

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.3	3.0
Effect of change in unrecognized tax benefit	(2.0)	(1.1)
Untaxed foreign income	(6.0)	(9.1)
Non-deductible share-based employee compensation expense	2.3	4.6
Non-deductible portion of intangible asset impairment	0.0	1.8
Other items	0.5	1.2
Effective income tax rate	31.1%	34.4%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2013 and 2012, respectively, we have $625,000 and $736,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.  We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $625,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2013	2012
Balance at January 1,	$565,000	$582,000
Additions based on tax positions related to the current year	59,000	68,000
Additions for tax positions of prior years	1,000	(10,000)
Reductions due to audits by taxing jurisdictions	(50,000)	-
Reductions due to lapse of statute of limitations	(78,000)	(75,000)
Balance at December 31,	$497,000	$565,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2013 and 2012, we recorded $45,000 and $46,000 respectively, for interest and penalties, net of tax benefits. During 2013 and 2012, we reduced the liability by $65,000 and $29,000, respectively, of interest and penalties due to lapse of statute of limitations and an adjustment to the expected interest rate. Additionally, the accrued interest and penalties balance was reduced by $23,000 as a result of payments made during 2013 related to audits completed during the year. At December 31, 2013 and 2012, we had $128,000 and $171,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $117,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2010 and significant state examination is 2004.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $7,266,000 and $5,578,000 at December 31, 2013 and 2012, respectively. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the company’s primary defined benefit pension plan. The curtailment gain included in the table in this note was recognized as a result of this change.

The Company recognizes the funded status of its defined benefit post retirement plans in the Company’s consolidated balance sheets.

At December 31, 2013, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $3,617,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2013 and 2012:

	December 31,
	2013	2012

Changes in benefit obligation
Benefit obligation at beginning of year	$27,819,000	$23,897,000
Service cost	364,000	595,000
Interest cost	1,016,000	1,023,000
Actuarial (gain) loss	(2,810,000)	3,469,000
Curtailment gain	(1,990,000)	-
Benefits paid	(2,766,000)	(1,165,000)
Benefit obligation at end of year	21,633,000	27,819,000

Changes in plan assets
Fair value of plan assets at beginning of year	17,351,000	15,811,000
Actual return on assets	2,431,000	2,155,000
Employer contributions	1,000,000	550,000
Benefits paid	(2,766,000)	(1,165,000)
Fair value of plan assets at end of year	18,016,000	17,351,000

Funded status at end of year	$(3,617,000)	$(10,468,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(3,617,000)	$(10,468,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$4,903,000	$12,223,000
Prior service cost	-	13,000
	$4,903,000	$12,236,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2013	2012
Projected benefit obligation	$21,633,000	$27,819,000
Fair value of plan assets	(18,016,000)	(17,351,000)
	$3,617,000	$10,468,000

Components of net periodic benefit cost

Net periodic benefits cost	2013	2012
Service cost - benefits earned during the period	$364,000	$595,000
Interest cost on projected benefit obligation	1,016,000	1,023,000
Expected return on plan assets	(1,325,000)	(1,270,000)
Amortization of prior service cost	13,000	17,000
Recognized actuarial loss	938,000	957,000
Settlement loss	476,000	-
Net periodic pension cost after settlements	$1,482,000	$1,322,000

The pension settlement loss included in the table above relates to lump sum payments made to various employees upon their retirement or termination each year.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $324,000 and $-0-, respectively.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2012	3.93%	3.77%	8.00%	8.00%	3.00%	N/A
2013	4.82%	4.66%	8.00%	8.00%	0.00%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2012	4.35%	4.23%	8.00%	8.00%	3.50%	N/A
2013	3.93%	3.77%	8.00%	8.00%	3.00%	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2012, 2013 and target allocation for 2014 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
	2013	2012	2014
Investment description
Equity securities	59%	73%	62%
Fixed income	16%	22%	18%
Other	25%	5%	20%
Total	100%	100%	100%

The Company plans to contribute $50,000 to our defined benefit pension plans in 2014.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2014	$1,301,000
2015	$2,616,000
2016	$2,218,000
2017	$2,281,000
2018	$1,483,000
2019-2023	$10,384,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ payroll. The Company contributions for the years ended December 31, 2013 and 2012 were approximately $292,000 and $120,000, respectively.

NOTE 10 – Quarterly Results for 2012 and 2013 (Unaudited):

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$28,508,000	$29,335,000	$30,599,000	$31,044,000

Gross profit	$9,462,000	$9,662,000	$10,032,000	$10,607,000

Income before taxes on income	$537,000	$1,567,000	$1,692,000	$825,000

Net income	$327,000	$977,000	$1,242,000	$485,000

Per Share Data:
Basic
Net income	$0.05	$0.16	$0.20	$0.08

Diluted
Net income	$0.05	$0.16	$0.20	$0.08

Average Outstanding Shares (Basic)	6,025,874	6,066,244	6,063,269	6,091,377
Average Outstanding Shares (Diluted)	6,142,616	6,140,986	6,148,012	6,140,372

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013

Net sales	$30,985,000	$30,854,000	$44,184,000	$45,473,000

Gross profit	$11,313,000	$11,178,000	$15,040,000	$15,027,000

Income before taxes on income	$1,749,000	$2,068,000	$2,128,000	$2,545,000

Net income	$1,229,000	$1,438,000	$1,508,000	$1,675,000

Per Share Data:
Basic
Net income	$0.20	$0.23	$0.24	$0.26

Diluted
Net income	$0.20	$0.23	$0.24	$0.25

Average Outstanding Shares (Basic)	6,121,180	6,126,323	6,346,260	6,452,587
Average Outstanding Shares (Diluted)	6,169,475	6,170,121	6,403,893	6,630,926

NOTE 11 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $184,000 and $164,000 for the years ended December 31, 2013 and 2012, respectively. Long-term lease commitments totaling $75,000 are as follows: 2014 - $43,000; 2015 - $15,000; 2016 - $14,000; and 2017 - $3,000.

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

NOTE 13 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All awards under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. At December 31, 2013, the Company had 2,484,281 shares of common stock authorized for awards of share-based compensation under the 2013 Plan. A summary of option transactions during the two years ended December 31, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	671,500	$10.66
Granted	194,223	12.62
Exercised	(138,252)	9.32
Lapsed	(86,400)	12.57
Cancelled	(26,154)	12.37
Outstanding December 31, 2012	614,917	$11.24
Granted	202,884	11.43
Exercised	(206,441)	10.73
Lapsed	(31,150)	10.68
Cancelled	(23,181)	11.67
Outstanding December 31, 2013	557,029	$11.51

At December 31, 2013, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $2,214,000.

Options exercised during the years ended December 31, 2013 and 2012, had intrinsic values of $796,000 and $269,000, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2013 and 2012, was $3.01 and $3.38, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2013:

Range of Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$7.63	-	$9.80	97,094	2.28	$9.45
$11.10	-	$13.15	449,935	3.57	$11.86
	$16.00		10,000	0.33	$16.00
$7.63	-	$16.00	557,029	3.29	$11.51

A summary of stock-settled stock appreciation rights (SARS") transactions during the two years ended December 31, 2013 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	257,424	$11.32
Granted	65,752	13.15
Exercised	(134,304)	11.67
Lapsed	-	-
Cancelled	(12,396)	13.15
Outstanding December 31, 2012	176,476	$11.60
Granted	59,716	11.29
Exercised	(9,786)	11.73
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2013	226,406	$11.52

At December 31, 2013, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $898,000.

There were 9,786 SARS exercised during the year ended December 31, 2013. SARS exercised during the year ended December 31, 2013 had an intrinsic value of $36,000. There were 134,304 SARS exercised during the year ended December 31, 2012. SARS exercised during the year ended December 31, 2012 had an intrinsic value of $122,000.

The weighted average fair value of SARS granted for each of the years ended December 31, 2013 and 2012 was $2.97 and $3.59, respectively.

The following table summarizes information about SARS as of December 31, 2013:

Range of Exercise Price			SARS	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
	$9.80		26,184	1.08	$9.80
$11.24	-	$13.15	200,222	2.89	$11.74
$9.80	-	$13.15	226,406	2.68	$11.52

At December 31, options and SARS available to issue were 2,484,281 for 2013 and 1,284,675 for 2012. Options and SARS have never been repriced by the Company in any year.

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

For the years ended December 31, 2013 and 2012, the Company recognized $788,000 and $893,000, respectively, of pre-tax share-based compensation expense, recorded in selling and administrative expense in the consolidated statements of comprehensive income. These expenses were offset by $72,000 and $96,000, respectively, of deferred tax benefits for non-qualified share–based compensation. As of December 31, 2013, the Company had no unrecognized compensation cost for share-based awards based upon the Company’s standard vesting policies, which provide for immediate vesting at the date of grant.

During the years ended December 31, 2013 and 2012, the Company received $2,216,000 and $889,000, respectively, in cash from stock option exercises. Current tax benefits of $270,000 and $60,000, respectively, were recognized for these exercises. Additionally, during the year ended December 31, 2012, the Company received 34,073 shares of its common stock as payment for the issuance of 41,596 shares of its common stock related to the exercise of stock option agreements.

NOTE 14 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2013	2012

Net earnings used in the computation of basic and diluted earnings per share	$5,850,000	$3,031,000
Weighted average shares outstanding - basic	6,261,588	6,061,691
Common stock equivalents	82,016	81,306
Total weighted average shares outstanding - diluted	6,343,604	6,142,997
Per Share Data:
Basic
Net earnings	$0.93	$0.50
Diluted
Net earnings	$0.92	$0.49

Awards to purchase an average of 225,556 shares of common stock with a weighted average exercise price of $12.79 per share were outstanding during 2013 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 259,131 shares of common stock with a weighted average exercise price of $12.98 per share were outstanding during 2012 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 15 – Accrued Expenses:

	Year Ended December 31,
	2013	2012
Salaries, wages, commissions and vacation pay	$5,607,000	$2,510,000
Accrued rebates	826,000	143,000
Other accrued expenses	1,335,000	569,000
	$7,768,000	$3,222,000

NOTE 16 – Acquisition of Business:

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

The foregoing description of the asset purchase agreement and real estate purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of those agreements, which are incorporated herein by reference. These agreements have been provided to investors with information regarding their respective terms. The provision of these agreements is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to the Company or HPI. In particular, the representations, warranties and covenants set forth in each agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreements, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreements should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of their its subsidiaries or affiliates.

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

The following is our preliminary assignment of the aggregate consideration:

Accounts receivable	$4,672,000

Prepaid expenses and other current assets	1,096,000

Inventories	10,374,000

Property, plant and equipment	4,284,000

Identifiable intangible assets	18,900,000

Goodwill	4,135,000

Total assets	$43,461,000

Other current liabilities	$2,680,000

Future contingent liabilities	6,743,000

Total liabilities	$9,423,000

The Company recorded $18,900,000 in identifiable intangibles at fair value, consisting of $9,200,000 in acquired customer relationships, $5,000,000 in non-compete agreements from the former owners of HPI, and $4,700,000 for the acquired trade name.

At the closing of the acquisition, the estimated value for acquisition-related contingent consideration payable was $6,743,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $960,000 for the year ended December 31, 2013.

For the year ended December 31, 2013, the Company incurred and expensed transaction related expenses of approximately $995,000. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

Revenues and expenses of HPI Direct have been included in the consolidated financial statements beginning July 1, 2013.

Actual and Pro Forma Impact of the Transaction (Unaudited)

Net revenues and net income for HPI of $21,052,000 and $840,000, respectively, are included in the Company's consolidated statements of comprehensive income from the acquisition date, July 1, 2013 through December 31, 2013.

The following table presents pro forma results of operations for the years ended December 31, 2013 and 2012, respectively, and gives effect to the transaction as if it had been consummated on January 1, 2012. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed at the beginning of the period or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or restructuring expenses or operating efficiencies resulting from combining the two companies.

	Year ended 12/31/13	Year ended 12/31/12

Net sales	$168,838,000	$149,447,000

Income before taxes on income	9,590,000	3,407,000

Net income	$6,565,000	$2,242,000

Weighted average number of shares outstanding during the period
(Basic)	6,365,897	6,270,308
(Diluted)	6,447,913	6,351,614
Per Share Data:
Basic
Net income	$1.03	$0.36
Diluted
Net income	$1.02	$0.35

NOTE 17 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2013	2012
Income taxes paid	$2,537,000	$1,981,000
Interest paid	$193,000	$30,000

During the year ended December 31, 2012, the Company received 34,073 shares of its common stock as payment for the exercise of stock options for 41,596 shares.

NOTE 18 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors reset the common stock repurchase program authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. The Company reacquired and retired 13,211 shares and 36,570 shares of its common stock in the years ended December 31, 2013 and 2012, respectively, with approximate costs of $162,000, and $437,000, respectively. At December 31, 2013, the Company had 261,675 shares remaining on its common stock repurchase authorization. Shares purchased under the share repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 19 – Operating Segment Information:

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended December 31, 2013

Net sales	$145,846,000	$9,285,000	$(3,635,000)	$151,496,000

Gross margin	$49,252,000	$5,720,000	(2,414,000)	$52,558,000

Selling and administrative expenses	42,854,000	3,433,000	(2,414,000)	43,873,000

Interest expense	195,000	-	-	195,000

Income before income taxes	$6,203,000	$2,287,000	$-	$8,490,000

Depreciation and amortization	$2,375,000	$207,000	$-	$2,582,000

Capital expenditures	$1,274,000	$357,000	$-	$1,631,000

Total assets	$119,532,000	$7,341,000	$(1,379,000)	$125,494,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended December 31, 2012

Net sales	$116,029,000	$7,196,000	$(3,739,000)	$119,486,000

Gross margin	$37,863,000	$4,251,000	(2,351,000)	$39,763,000

Selling and administrative expenses	33,869,000	2,368,000	(2,351,000)	33,886,000

Intangible asset impairment	1,226,000	-	-	1,226,000

Interest expense	30,000	-	-	30,000

Income before income taxes	$2,738,000	$1,883,000	$-	$4,621,000

Depreciation and amortization	$2,139,000	$161,000	$-	$2,300,000

Capital expenditures	$801,000	$846,000	$-	$1,647,000

Total assets	$72,980,000	$7,385,000	$(1,452,000)	$78,913,000

NOTE 20 – Subsequent Event:

On February 7, 2014, the Compensation committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Stock and Awards Plan of the Company to four members of senior management for a total of 50,000 shares. The fair value of the stock on the date of grant was $14.72 per share for a total value of $736,000. These shares are unvested at the time of grant and will vest if the executives are still employed by the Company on February 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Superior Uniform Group, Inc.:

We have audited the accompanying consolidated balance sheet of Superior Uniform Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2013 financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ MAYER HOFFMAN MCCANN P.C.

Clearwater, Florida

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Superior Uniform Group, Inc.

We have audited the accompanying consolidated balance sheet of Superior Uniform Group, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Item 9B.       Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2013 are listed below:

BOARD OF DIRECTORS
Sidney Kirschner	Chairperson of the Board. Executive Vice President, Piedmont Healthcare
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Robin Hensley	President, Raising the Bar
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank
EXECUTIVE OFFICERS
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
Jordan M. Alpert	Vice President, General Counsel and Secretary

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethical Conduct (the “Code”). The Code is available on the Company's website. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.superioruniformgroup.com.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2014 Annual Meeting of Shareholders.

Item 11.        Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2014 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item relating to beneficial ownership of securities is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2014 Annual Meeting of Shareholders.

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2013, including the 1993 Incentive Stock Option Plan, the 2003 Incentive Stock and Awards Plan and the 2013 Incentive Stock and Awards Plan :

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	783,435	$11.51	2,484,281

Equity compensation Plans not approved by Security holders	-	-	-

Total	783,435	$11.51	2,484,281

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2014 Annual Meeting of Shareholders.

Item 14.          Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2014 Annual Meeting of Shareholders.

PART IV

Item 15.		Exhibits and Financial Statement Schedules
(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of comprehensive income - years ended December 31, 2013 and 2012	19
		Consolidated balance sheets - December 31, 2013 and 2012	20
		Consolidated statements of shareholders' equity and comprehensive income - years ended December 31, 2013 and 2012	21
		Consolidated statements of cash flows - years ended December 31, 2013 and 2012	22
		Notes to consolidated financial statements	23-42
		Independent Auditors' Report	43-44
(a)	2.	Financial Statement Schedules
		All schedules are omitted because they are not applicable, or not required,
		or because the required information is included in the consolidated financial statements
		or notes thereto.

(a)	3.	Exhibits
		See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
By: Michael Benstock
(Chief Executive Officer and Principal Executive Officer)

DATE: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 28, 2014
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 28, 2014
Chief Financial Officer and Treasurer
(Principal Accounting Officer and Principal Financial Officer)

/s/ Sidney Kirschner	/s/ Alan D. Schwartz
Sidney Kirschner, February 28, 2014	Alan Schwartz, February 28, 2014
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 28, 2014	Robin Hensley, February 28, 2014
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, February 28, 2014
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
10.3

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on July 30, 2013, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File/Film No.: 001-05869/131006163) and incorporated herein by reference.

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

10.12*

Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated December 17, 2012, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2012 (File/Film No.: 001-05869/121280661) and incorporated herein by reference.

10.13*

2013 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File/ Film No.: 001-05869/13819069), and incorporated herein by reference.

10.14*

Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File/Film No.: 001-05869/13819069) and incorporated herein by reference.

10.15*

Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File/Film No.: 001-05869/13819069) and incorporated herein by reference.

10.16*

Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File/Film No.: 001-05869/13819069) and incorporated herein by reference.

10.17*

Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File/Film No.: 001-05869/13819069) and incorporated herein by reference.

10.18*

Superior Uniform Group, Inc. Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File/Film No.: 001-05869/131006163) and incorporated herein by reference.

10.19*

Superior Uniform Group, Inc. Trust Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File/Film No.: 001-05869/131006163) and incorporated herein by reference.

10.20

Renewal Revolving Line of Credit Promissory Note, dated July 1, 2013, executed by Superior Uniform Group, Inc. and Fifth Third Bank, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.21

Term Loan Promissory Note, dated July 1, 2013, executed by Superior Uniform Group, Inc. and Fifth Third Bank, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.22

Second Amended and Restated Credit Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.23(1)

First Amendment and Waiver to Second Amended and Restated Credit Agreement and Other Loan Documents, dated October 22, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto.

10.24

Asset Purchase Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., HPI Direct, Inc., Richard J. Sosebee, Kirby P. Sims, Jr. and Frederick L. Hill, III, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.25

Security Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

10.26

Real Estate Purchase Agreement, dated July 1, 2013, between Superior Uniform Group, Inc. and TAA Investments, LLC, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File/Film No.: 001-05869/13989439) and incorporated herein by reference.

21.1(1)	Subsidiaries of the Registrant.
23.1a(1)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
23.1b(1)	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.
31.1(1)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(1)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**+	XBRL Instance Document.
101.SCH**+	XBRL Taxonomy Extension Schema Document.
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

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