Form 10-Q
period 2014-03-31
SUPERIOR UNIFORM GROUP INC
filed 2014-04-25
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [_]    No [X]

As of April 21, 2014, the Registrant had 6,592,917 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited)

	2014	2013

Net sales	$41,027,000	$30,985,000

Costs and expenses:
Cost of goods sold	26,971,000	19,672,000
Selling and administrative expenses	12,083,000	9,557,000
Interest expense	95,000	7,000
	39,149,000	29,236,000

Income before taxes on income	1,878,000	1,749,000
Income tax expense	660,000	520,000

Net income	$1,218,000	$1,229,000

Weighted average number of shares outstanding during the period
(Basic)	6,564,473	6,121,180
(Diluted)	6,776,870	6,169,475
Per Share Data:
Basic
Net income	$0.19	$0.20
Diluted
Net income	$0.18	$0.20

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	-	2,000

Recognition of net losses included in net periodic pension costs	52,000	190,000

Loss on cash flow hedging activities	(14,000)	-

Other comprehensive income	38,000	192,000

Comprehensive income	$1,256,000	$1,421,000

Cash dividends per common share	$0.135	$-

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,414,000	$5,316,000
Accounts receivable - trade, net	23,467,000	22,735,000
Accounts receivable - other	4,811,000	4,133,000
Prepaid expenses and other current assets	7,472,000	6,012,000
Inventories*	54,692,000	49,486,000
TOTAL CURRENT ASSETS	94,856,000	87,682,000

PROPERTY, PLANT AND EQUIPMENT, NET	13,521,000	13,160,000
OTHER INTANGIBLE ASSETS, NET	17,837,000	18,353,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	1,740,000	2,009,000
OTHER ASSETS	148,000	155,000
	$132,237,000	$125,494,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,839,000	$8,363,000
Other current liabilities	3,868,000	7,768,000
Current portion of long-term debt	2,063,000	1,750,000

TOTAL CURRENT LIABILITIES	15,770,000	17,881,000

LONG TERM DEBT	31,867,000	24,500,000
LONG-TERM PENSION LIABILITY	3,539,000	3,617,000
ACQUISITION-RELATED CONTINGENT LIABILITY	6,838,000	6,806,000
OTHER LONG-TERM LIABILITIES	645,000	625,000
DEFERRED INCOME TAXES	150,000	130,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,592,917 and 6,520,408, respectively.	7,000	6,000
Additional paid-in capital	26,897,000	25,828,000
Retained earnings	49,700,000	49,315,000
Accumulated other comprehensive loss, net of tax:
Pensions	(3,077,000)	(3,129,000)
Cash flow hedges	(99,000)	(85,000)
TOTAL SHAREHOLDERS' EQUITY	73,428,000	71,935,000
	$132,237,000	$125,494,000

* Inventories consist of the following:

	March 31, 2014 (Unaudited)	December 31, 2013
Finished goods	$42,105,000	$37,259,000
Work in process	51,000	111,000
Raw materials	12,536,000	12,116,000
	$54,692,000	$49,486,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,218,000	$1,229,000
Adjustments to reconcile net income to net cash provided from (used in) operating activities:
Depreciation and amortization	938,000	349,000
Provision for bad debts - accounts receivable	53,000	27,000
Share-based compensation expense	827,000	590,000
Deferred income tax provision (benefit)	276,000	(503,000)
Gain on sales of property, plant and equipment	(49,000)	-
Accretion of acquisition-related contingent liability	32,000	-
Changes in assets and liabilities:
Accounts receivable - trade	(785,000)	(690,000)
Accounts receivable - other	(678,000)	(317,000)
Inventories	(5,206,000)	(94,000)
Prepaid expenses and other current assets	(1,460,000)	129,000
Other assets	7,000	19,000
Accounts payable	1,476,000	(383,000)
Other current liabilities	(3,929,000)	(379,000)
Pension liability	3,000	367,000
Other long-term liabilities	20,000	(36,000)

Net cash flows (used in) provided from operating activities	(7,257,000)	308,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(809,000)	(554,000)
Disposals of property, plant and equipment	75,000	2,000
Net cash used in investing activities	(734,000)	(552,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	18,450,000	8,720,000
Repayment of long-term debt	(10,770,000)	(8,600,000)
Payment of cash dividends	(833,000)	-
Proceeds received on exercise of stock options	236,000	63,000
Excess tax benefit from exercise of stock options	6,000	-

Net cash provided from financing activities	7,089,000	183,000

Net decrease in cash and cash equivalents	(902,000)	(61,000)

Cash and cash equivalents balance, beginning of year	5,316,000	3,554,000

Cash and cash equivalents balance, end of period	$4,414,000	$3,493,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)     Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding and Fashion Seal Corporation; The Office Gurus, LTDA, De C.V., The Office Masters, LTDA, De C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding. All of these entities are referred to collectively as “the Company”. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d)     Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $516,000 and $36,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

e)     Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2014 and 2013, respectively, were $33,000 and $19,000.

f)     Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,137,000 and $1,389,000 for the three months ended March 31, 2014 and 2013, respectively.

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

	Three Months Ended March 31,
	2014	2013
Net earnings used in the computation of basic and diluted earnings per share	$1,218,000	$1,229,000

Weighted average shares outstanding - basic	6,564,473	6,121,180
Common stock equivalents	212,397	48,295
Weighted average shares outstanding - diluted	6,776,870	6,169,475
Per Share Data:
Basic
Net earnings	$0.19	$0.20
Diluted
Net earnings	$0.18	$0.20

Awards to purchase 10,000 and 325,150 shares of common stock with weighted average exercise prices of $16.00 and $12.68 per share were outstanding during the three-month periods ending March 31, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of March 31, 2014, the Company’s derivative counterparty had investment grade credit ratings.

In July 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on a portion of the outstanding balance of the term loan was effectively converted to a fixed rate of 2.53% beginning July 1, 2014. The Company entered into this interest rate swap arrangement to mitigate future interest rate risk associated with its borrowings and has designated it as a cash flow hedge. (See Note 3.)

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

o)     Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock settled stock appreciation rights. In February 2014, the Company also issued restricted stock.

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At March 31, 2014, the Company had 2,239,781 shares of common stock authorized for awards of share-based compensation under the 2013 Plan.

The Company granted restricted stock awards, for a total of 50,000 shares, to certain executives during the three-month period ended March 31, 2014. These restricted stock awards vest three years from the date of grant, provided the grantee remains employed by the Company at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. Compensation expense is being recognized on a straight-line basis over the requisite three year service period.

For the three months ended March 31, 2014 and 2013, respectively, the Company recognized $827,000 and $590,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by tax benefits of $111,000 and $62,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had $696,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based awards.

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

During the three-month periods ended March 31, 2014 and 2013, respectively, the Company received $236,000 and $63,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2014 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2013	557,029	$11.51
Granted	125,809	14.72
Exercised	(21,550)	10.96
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2014	661,288	$12.14

At March 31, 2014, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $1,691,000.

Options exercised during the three-month period ended March 31, 2014 had an intrinsic value of $113,000. Options exercised during the three-month period ended March 31, 2013 had an intrinsic value of $15,000. The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2014 and 2013 was $4.04 and $2.97, respectively.

A summary of SARS transactions during the three months ended March 31, 2014 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2013	226,406	$11.52
Granted	68,691	14.72
Exercised	(3,104)	11.24
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2014	291,993	$12.27

At March 31, 2014, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $704,000.

SARS exercised during the three-month period ended March 31, 2014 had an intrinsic value of $16,000. There were no SARS exercised during the three-month period ended March 31, 2013. There were 68,691 and 59,716 SARS granted during the three-month periods ended March 31, 2014 and 2013, respectively. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2014 and 2013 was $4.04 and $2.97, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended March 31,	SARS	Options

Exercise price
2014	$14.72	$14.72
2013	$11.29	$11.29

Market price
2014	$14.72	$14.72
2013	$11.29	$11.29

Risk free interest rate (1)
2014	1.5%	1.5%
2013	0.9%	0.9%

Expected award life (years) (2)	5	5

Expected volatility (3)
2014	42.5%	42.5%
2013	46.0%	46.0%

Expected dividend yield (4)
2014	3.7%	3.7%
2013	4.8%	4.8%

(1) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

(2) The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

(3) The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

(4) The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

NOTE 2 – Acquisition of Business:

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”). Since 1993, HPI has built a stellar reputation for quality and responsiveness as a privately owned company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. HPI’s award-winning image apparel is worn by some of the most prestigious brands in the markets that they serve. The purchase price for the asset acquisition consisted of approximately $32.5 million in cash, and inclusive of the real estate purchase described below, the issuance of approximately 209,000 restricted shares of Superior Uniform Group’s common stock, the potential future payment of up to $7.2 million in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI. The transaction also included the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI.

The foregoing description of the asset purchase agreement and real estate purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of those agreements, which were filed as exhibits to the Quarterly Report on Form 10-Q for the period ended June 30, 2013 and are incorporated herein by reference. These agreements have been attached to such Form 10-Q to provide investors with information regarding their terms. It is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to the Company or HPI. In particular, the representations, warranties and covenants set forth in each agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreements, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreements should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of their its subsidiaries or affiliates.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows:

Cash consideration at closing	$32,483,000

Restricted shares of Superior common stock issued	1,555,000

Total Considerations	$34,038,000

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of HPI based on their estimated fair values as of July 1, 2013. The excess of the purchase price over the estimated fair values of the assets acquired (net of liabilities assumed) was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of HPI based on their estimated fair values as of the closing date of the transaction.

The assets and liabilities of HPI shown below are based on our estimates of their acquisition date fair values.

The following is our assignment of the aggregate consideration:

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

At the closing of the acquisition, the estimated value for acquisition-related contingent consideration payable was $6,743,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The change in the acquisition-related contingent liability was an increase of $32,000 during the three months ended March 31, 2014. This increase is recorded in selling and administrative expenses in the consolidated statement of comprehensive income.

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

The Company recognized amortization expense on these acquired intangible assets of $480,000 for the three month period ended March 31, 2014.

Revenues and expenses of HPI Direct have been included in the Company’s consolidated financial statements beginning July 1, 2013.

NOTE 3 - Long-Term Debt:

	March 31, 2014	December 31, 2013

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$26,000,000	$26,250,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	7,930,000	-

	$33,930,000	$26,250,000
Less payments due within one year included in current liabilities	2,063,000	1,750,000

Long-term debt less current maturities	$31,867,000	$24,500,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 2. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at March 31, 2014). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2014, there were no balances outstanding under letters of credit.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At March 31, 2014, the interest rate swap had a negative fair value of $154,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $154,000, net of tax benefit of $55,000, since the inception of the hedge in July 2013 has been recorded within OCI through March 31, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $1,500,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2014	2013

Service cost - benefits earned during the period	$20,000	$149,000
Interest cost on projected benefit obligation	250,000	261,000
Expected return on plan assets	(348,000)	(333,000)
Amortization of prior service cost	-	3,000
Recognized actuarial loss	81,000	287,000
Net periodic pension cost	$3,000	$367,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

NOTE 5 - Supplemental Cash Flow Information:

Cash paid for income taxes was $3,000 and $655,000, respectively, for the three-month periods ended March 31, 2014 and 2013. Cash paid for interest was $63,000 and $7,000, respectively for the three-month periods ended March 31, 2014 and 2013.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended March 31, 2014

Net sales	$39,147,000	$2,737,000	$(857,000)	$41,027,000

Gross margin	$13,029,000	$1,572,000	$(545,000)	$14,056,000

Selling and administrative expenses	11,656,000	972,000	(545,000)	12,083,000

Interest expense	95,000	-	-	95,000

Income before income taxes	$1,278,000	$600,000	$-	$1,878,000

Depreciation and amortization	$878,000	$60,000	$-	$938,000

Capital expenditures	$638,000	$171,000	$-	$809,000

Total assets	$125,373,000	$7,896,000	$(1,032,000)	$132,237,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended March 31, 2013

Net sales	$29,717,000	$2,174,000	$(906,000)	$30,985,000

Gross margin	$10,553,000	$1,365,000	$(605,000)	$11,313,000

Selling and administrative expenses	9,340,000	822,000	(605,000)	9,557,000

Interest expense	7,000	-	-	7,000

Income before income taxes	$1,206,000	$543,000	$-	$1,749,000

Depreciation and amortization	$300,000	$49,000	$-	$349,000

Capital expenditures	$480,000	$74,000	$-	$554,000

Total assets	$74,010,000	$7,944,000	$(1,548,000)	$80,406,000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe,” “anticipate,” “expect” or words of similar import. Similarly, statements that describe our future plans, objectives, strategies or goals are also forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, income, and other financial items, (2) statements of our plans, objectives, and intentions, (3) statements regarding the capabilities, capacities, and expected development of our business operations, and (4) statements of expected future economic performance. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, resort and commercial industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials, and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $235,000.

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

Pensions

The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rates used for the Company’s pension plans were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2014 and 2013 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted stock awards that vest three years from the date of grant, provided the grantee remains employed at the vesting date. The fair value of these restricted stock awards is equal to the market price of our common stock on the date of grant.  Compensation expense is being recognized on a straight-line basis over the requisite three year service period. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not have a material impact on the recorded expense.

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

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies. First, we have been actively pursuing acquisitions to increase our market share in the Uniforms and Related Products segment. As discussed in Note 2 to the consolidated interim financial statements, the Company completed the acquisition of substantially all of the assets of HPI Direct, Inc. on July 1, 2013.   Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was initially started to provide these services for the Company at a lower cost structure in order to improve the Company’s operating results.

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

We are continuing to increase our market penetration in our HPI division and our current backlog of business at HPI and the remainder of our Uniforms and Related products segment are at historically high levels.  We expect to report significant increases in net sales and earnings beginning in the second quarter of 2014.

Remote Staffing Solutions

Our Remote Staffing Solutions segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $5.7 million in net sales to outside customers in 2013.  We spent significant effort in 2012 and 2013 improving our management infrastructure in this segment to support significant growth in this segment in 2013 and beyond.  Net sales to outside customers in this segment increased by approximately 63% in 2013 as compared to 2012 and have continued to grow at an accelerated rate in first quarter 2014.  We are aggressively marketing this service and we believe this sector will continue to grow significantly in the balance of 2014 and beyond. We expect to make a significant investment in a new building to service our El Salvador location in 2014. This project is expected to be completed late in 2014 or early in 2015 and is expected to have a total cost of approximately $7 million.

Results of Operations

Net sales increased 32.4% from $30,985,000 for the three months ended March 31, 2013 to $41,027,000 for the three months ended March 31, 2014.   The increase in net sales for the quarter is split between growth in our Uniforms and Related Products segment (30.4%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (2.0%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Interim Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 31.7% for the three months ended March 31, 2014. The primary reason for the increase in net sales was the inclusion of HPI’s financial results in the Company’s results of operations for the quarter ended March 31, 2014. Because HPI was acquired at the beginning of the third quarter 2013, its results of operations are not included in the Company’s financial statements for the quarter ended March 31, 2013. Partially offsetting the effect of HPI’s financial results was a $1,282,000 decrease in our sales of existing uniforms and related products in the first quarter 2014. This decrease was partially attributed to difficult weather conditions experienced in the first quarter 2014 that hampered our customers’ business activities as well as our own operations at the end of the quarter.

We ended the quarter with a very strong backlog of orders and expect to see significant improvements in our net sales beginning in the second quarter.

Remote Staffing Solutions net sales increased 25.9% before intersegment eliminations and 48.3% after intersegment eliminations for the three months ended March 31, 2014, compared to the prior year quarter. This increase is attributed primarily to continued market penetration in 2014, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.7% for the three months ended March 31, 2014 and 64.5% for the comparable period in 2013. The increase as a percentage of net sales is attributed to an increase in direct product costs as a percentage of net non-HPI sales for the quarter ended March 31, 2014 (0.8%), due primarily to competitive pricing factors in the market, an increase in overhead costs as a percentage of net sales as a result of lower volume in the current period (0.2%), and an increase in actual overhead costs in the current period (0.4%). Additionally the overall percentage was impacted by the fact that HPI cost of sales as a percentage of net sales are higher than non-HPI cost of sales (0.8%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 42.6% for the three months ended March 31, 2014, and 37.2% in the comparable period for 2013. The percentage increase in 2014 as compared to 2013 is primarily attributed to taking on new startup accounts in the 2014 period.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 29.8% for the three months ended March 31, 2014 and 31.4% in the comparable period for 2013. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 30.5% for the quarter ended March 31, 2014. The decrease as a percentage of sales, exclusive of HPI, is attributed primarily to lower incentive compensation expense as a result of higher earnings targets in the current year (1.0%), lower pension and retirement plan expense as a result of the freeze of our main defined benefit pension plan effective June 30, 2013 (0.5%) and other minor net decreases (1.5%), partially offset by higher share-based compensation expense (0.8) and the impact of lower net sales to cover operating expenses (1.3%). HPI selling and administrative expenses as a percentage of HPI net sales was 27.9% for 2014 including amortization of intangible assets associated with the acquisition (4.5%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 35.5% for the three months ended March 31, 2014 and 37.8% for the comparable period for 2013. The decrease as a percentage of sales is attributed primarily to a decrease in salaries, wages and benefits as a percentage of net sales (0.4%) as the growth in net sales outpaced the increase in staffing expense required to support significant growth of this segment, and other miscellaneous decreases including higher net sales to cover fixed operating expenses (2.2%), partially offset by increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2014 (0.3%).

Interest expense increased from $7,000 for the three months ended March 31, 2013 to $95,000 for the three months ended March 31, 2014. This increase is attributed to the increased borrowings to fund the acquisition of HPI as well as increased borrowings on our revolver to fund increased inventory levels in preparation for several significant new accounts being rolled out in the second and third quarters of 2014.

The Company’s effective tax rate for the three months ended March 31, 2014 was 35.1% versus 29.7% for the three months ended March 31, 2013.  The 5.4% increase in the effective tax rate is attributed primarily to a decrease in the benefit for untaxed foreign income (3.2%), increased provisions for uncertain tax positions (1.6%), and other items (0.6%).

Liquidity and Capital Resources

Accounts receivable - trade increased 3.2% from $22,735,000 on December 31, 2013 to $23,467,000 on March 31, 2014 primarily due to an increase in net sales in the month of March 2014 in comparison to the month of December 2013.

Prepaid expenses and other current assets increased 24.3% from $6,012,000 on December 31, 2013 to $7,472,000 as of March 31, 2014. This increase is primarily attributed to an increase in deposits paid to vendors of $1,001,000 for upcoming inventory purchases in preparation for several large rollouts of customer programs that are expected to begin shipping in the second quarter of 2014 and a $487,000 increase in prepaid insurance due to timing of payments of annual premiums.

Inventories increased 10.5% from $49,486,000 on December 31, 2013 to $54,692,000 as of March 31, 2014 in preparation for the rollouts disclosed above.

Other intangible assets decreased 2.8% from $18,353,000 on December 31, 2013 to $17,837,000 on March 31, 2014. This decrease is attributed to scheduled amortization of existing intangible assets.

Accounts payable increased 17.6% from $8,363,000 on December 31, 2013 to $9,839,000 on March 31, 2014. This increase is primarily attributed to the increase in inventory levels as discussed above.

Other current liabilities decreased 50.2% from $7,768,000 on December 31, 2013 to $3,868,000 on March 31, 2014. This decrease is primarily due to the payment of year-end annual incentive compensation during the first quarter of the year.

Cash and cash equivalents decreased by $902,000 from $5,316,000 on December 31, 2013 to $4,414,000 as of March 31, 2014. During the first quarter of 2014, the Company used cash of $7,257,000 in operating activities, used cash of $734,000 in investing activities primarily related to fixed asset additions, and generated $7,089,000 from financing activities. The financing activities consisted of normal amortization payments on the existing term loan offset by net borrowings under the revolving credit agreement of $7,930,000. These borrowings were required in order to support the increased working capital requirements associated with the large customer programs that are expected to begin shipping in the second quarter of 2014.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2014 and 2013, respectively, the Company paid cash dividends of $833,000 and $-0-.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI as discussed in Note 2 to the consolidated interim financial statements. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at March 31, 2014). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of March 31, 2014, there were no balances outstanding under letters of credit.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At March 31, 2014, the interest rate swap had a negative fair value of $154,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $154,000, net of tax benefit of $55,000, since the inception of the hedge in July 2013 has been recorded within OCI through March 31, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $1,500,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

None.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2014, that were not previously reported in a current report on Form 8-K.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2014	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2014	By:	/s/Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Superior Uniform Group, Inc.

3.2	Bylaws of Superior Uniform Group, Inc.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Financial Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.