Form 10-Q
period 2014-06-30
SUPERIOR UNIFORM GROUP INC
filed 2014-07-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [_] No [X]

As of July 21, 2014, the Registrant had 6,640,488 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013

Net sales	$53,230,000	$30,854,000

Costs and expenses:
Cost of goods sold	34,224,000	19,676,000
Selling and administrative expenses	13,026,000	9,102,000
Interest expense	113,000	8,000
	47,363,000	28,786,000

Income before taxes on income	5,867,000	2,068,000
Income tax expense	1,960,000	630,000

Net income	$3,907,000	$1,438,000

Weighted average number of shares outstanding during the period
(Basic)	6,603,902	6,126,323
(Diluted)	6,824,270	6,170,121
Per Share Data:
Basic
Net income	$0.59	$0.23
Diluted
Net income	$0.57	$0.23

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	-	2,000

Recognition of net losses included in net periodic pension costs	54,000	189,000

Recognition of settlement loss included in net periodic pension costs	-	161,000

Current period gains	-	1,991,000

Loss on cash flow hedging activities	(47,000)	-

Other comprehensive income	$7,000	$2,343,000

Comprehensive income	$3,914,000	$3,781,000

Cash dividends per common share	$0.135	$-

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30,

(Continued)

(Unaudited)

	2014	2013

Net sales	$94,257,000	$61,839,000

Costs and expenses:
Cost of goods sold	61,195,000	39,348,000
Selling and administrative expenses	25,109,000	18,659,000
Interest expense	208,000	15,000
	86,512,000	58,022,000

Income before taxes on income	7,745,000	3,817,000
Income tax expense	2,620,000	1,150,000

Net income	$5,125,000	$2,667,000

Weighted average number of shares outstanding during the period
(Basic)	6,584,188	6,123,752
(Diluted)	6,800,570	6,169,798
Per Share Data:
Basic
Net income	$0.78	$0.44
Diluted
Net income	$0.75	$0.43

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	-	4,000

Recognition of net losses included in net periodic pension costs	107,000	379,000

Recognition of settlement loss included in net periodic pension costs	-	161,000

Current period gains	-	1,991,000

Loss on cash flow hedging activities	(62,000)	-

Other comprehensive income	$45,000	$2,535,000

Comprehensive income	$5,170,000	$5,202,000

Cash dividends per common share	$0.27	$0.00

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,039,000	$5,316,000
Accounts receivable - trade	31,234,000	22,735,000
Accounts receivable - other	3,374,000	4,133,000
Prepaid expenses and other current assets	5,641,000	6,012,000
Inventories*	57,273,000	49,486,000
TOTAL CURRENT ASSETS	102,561,000	87,682,000

PROPERTY, PLANT AND EQUIPMENT, NET	13,366,000	13,160,000
OTHER INTANGIBLE ASSETS, NET	17,320,000	18,353,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	1,795,000	2,009,000
OTHER ASSETS	165,000	155,000
	$139,342,000	$125,494,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,757,000	$8,363,000
Other current liabilities	5,350,000	7,768,000
Current portion of long term debt	2,250,000	1,750,000
TOTAL CURRENT LIABILITIES	16,357,000	17,881,000

LONG-TERM DEBT	34,775,000	24,500,000
LONG-TERM PENSION LIABILITY	3,460,000	3,617,000
ACQUISITION-RELATED CONTINGENT LIABILITY	6,870,000	6,806,000
OTHER LONG-TERM LIABILITIES	665,000	625,000
DEFERRED INCOME TAXES	160,000	130,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,638,088 and 6,520,408 shares, respectively.	7,000	6,000
Additional paid-in capital	27,551,000	25,828,000
Retained earnings	52,666,000	49,315,000
Accumulated other comprehensive loss, net of tax:
Pensions	(3,022,000)	(3,129,000)
Cash flow hedges	(147,000)	(85,000)
TOTAL SHAREHOLDERS' EQUITY	77,055,000	71,935,000
	$139,342,000	$125,494,000

* Inventories consist of the following:

	June 30, 2014 (Unaudited)	December 31, 2013
Finished goods	$44,159,000	$37,259,000
Work in process	103,000	111,000
Raw materials	13,011,000	12,116,000
	$57,273,000	$49,486,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,125,000	2,667,000
Adjustments to reconcile net income to net cash (used in) provided from operating activities:
Depreciation and amortization	1,887,000	709,000
Provision for bad debts - accounts receivable	92,000	51,000
Share-based compensation expense	955,000	618,000
Deferred income tax provision (benefit)	230,000	(651,000)
Gain on sales of property, plant and equipment	(67,000)	(12,000)
Accretion of acquisition-related contingent liability	64,000	-
Changes in assets and liabilities:
Accounts receivable - trade	(8,591,000)	(606,000)
Accounts receivable - other	759,000	(175,000)
Inventories	(7,787,000)	(253,000)
Prepaid expenses and other current assets	371,000	(392,000)
Other assets	(10,000)	15,000
Accounts payable	394,000	307,000
Other current liabilities	(2,521,000)	486,000
Pension liability	5,000	482,000
Other long-term liabilities	40,000	(36,000)

Net cash (used in) provided from operating activities	(9,054,000)	3,210,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,097,000)	(965,000)
Disposals of property, plant and equipment	104,000	14,000
Net cash used in investing activities	(993,000)	(951,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	35,337,000	14,560,000
Repayment of long-term debt	(24,562,000)	(9,560,000)
Payment of cash dividends	(1,695,000)	-
Proceeds received on exercise of stock options	685,000	140,000
Excess tax benefit from exercise of stock options	5,000	-

Net cash provided from financing activities	9,770,000	5,140,000

Net (decrease) increase in cash and cash equivalents	(277,000)	7,399,000

Cash and cash equivalents balance, beginning of year	5,316,000	3,554,000

Cash and cash equivalents balance, end of period	$5,039,000	$10,953,000

See accompanying notes to consolidated interim financial statements.

 SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

d)      Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $516,000 and $36,000 for the three-month periods ended June 30, 2014 and 2013, and $1,033,000 and $73,000 for the six-month periods ended June 30, 2014 and 2013 respectively.

e)      Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2014 and 2013, respectively were $32,000 and $36,000. Advertising costs for the six-month periods ended June 30, 2014 and 2013, respectively were $65,000 and $55,000.

f)      Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,231,000 and $1,367,000 for the three months ended June 30, 2014 and 2013, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $4,348,000 and $2,757,000, for the six months ended June 30, 2014 and 2013, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings used in the computation of basic and diluted earnings per share	$3,907,000	$1,438,000	$5,125,000	$2,667,000

Weighted average shares outstanding - basic	6,603,902	6,126,323	6,584,188	6,123,752
Common stock equivalents	220,368	43,798	216,382	46,046
Weighted average shares outstanding - diluted	6,824,270	6,170,121	6,800,570	6,169,798

Per Share Data :
Basic
Net earnings	$0.59	$0.23	$0.78	$0.44

Diluted
Net earnings	$0.57	$0.23	$0.75	$0.43

There were no awards excluded from the computation of diluted EPS during the three-month period ending June 30, 2014 because exercise prices (for the outstanding awards) were less than the average market price of the common shares. Awards to purchase 333,000 shares of common stock with weighted average exercise price of $12.65 per share, were outstanding during the three-month period ending June 30, 2013, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 5,000 and 329,000 shares of common stock with weighted average exercise prices of $16.00 and $12.67 per share, were outstanding during the six-month periods ending June 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of June 30, 2014, the Company’s derivative counterparty had investment grade credit ratings.

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

m)       Comprehensive income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other components of total comprehensive income are the change in pension costs and the change in fair value of qualifying hedges.

n)     Operating segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that it has two reportable segments – uniforms and related products and remote staffing solutions. (See Note 7.)

o)     Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options and stock settled stock appreciation rights. In February 2014, the Company also granted restricted stock awards.

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. At June 30, 2014, the Company had 2,236,531 shares of common stock authorized for awards of share-based compensation under the 2013 Plan.

The Company granted restricted stock awards, for a total of 50,000 shares, to certain executives in February, 2014 These restricted stock awards vest three years from the date of grant, provided the grantee remains employed by the Company at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. Compensation expense is being recognized on a straight-line basis over the requisite three year service period.

For the three months ended June 30, 2014 and 2013, respectively, the Company recognized $128,000 and $28,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by $45,000 and $10,000 deferred tax benefits for non-qualified share–based compensation for the three-month periods ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, respectively, the Company recognized $955,000 and $618,000 of share-based compensation recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by a $156,000 and a $72,000 deferred tax benefit for non-qualified share–based compensation for the six-month periods ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had $634,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based awards.

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

During the six-month periods ended June 30, 2014 and 2013, respectively, the Company received $685,000 and $140,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options. Additionally, during the three-month period ended June 30, 2014, the Company received 5,345 shares of its common stock as payment for the issuance of 10,204 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the six months ended June 30, 2014 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2013	557,029	$11.51
Granted	139,809	14.84
Exercised	(68,704)	11.04
Lapsed	(10,000)	16.00
Cancelled	(750)	11.72
Outstanding June 30, 2014	617,384	$12.20

At June 30, 2014, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $2,473,000.

Options exercised during the three-month periods ended June 30, 2014 and 2013 had intrinsic values of $172,000 and $25,000, respectively. Options exercised during the six-month periods ended June 30, 2014 and 2013 had intrinsic values of $285,000 and $40,000, respectively. The weighted average grant date fair values of the Company’s options granted during the three-month periods ended June 30, 2014 and 2013 were $4.78 and $2.64, respectively. The weighted average grant date fair values of the Company’s options granted during the six-month periods ended June 30, 2014 and 2013 were $4.11 and $2.95, respectively.

A summary of SARS transactions during the six months ended June 30, 2014 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31, 2013	226,406	$11.52
Granted	68,691	14.72
Exercised	(11,439)	11.04
Lapsed	-	-
Cancelled	-	-
Outstanding June 30, 2014	283,658	$12.31

At June 30, 2014, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $1,106,000.

There were 8,335 SARS exercised during the three-month period ended June 30, 2014. There were no SARS exercised during the three-month period ended June 30, 2013. SARS exercised during the three-month period ended June 30, 2014 had an intrinsic value of $60,000. There were 11,439 SARS exercised during the six-month period ended June 30, 2014. There were no SARS exercised during the six-month period ended June 30, 2013. SARS exercised during the six-month period ended June 30, 2014 had an intrinsic value of $76,000. There were 68,691 and 59,716 SARS granted during the six-month periods ended June 30, 2014 and 2013, respectively. The weighted average grant date fair values of the Company’s SARS granted during the six-month periods ended June 30, 2014 and 2013 were $4.04 and $2.97, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended June 30,
	SARS	Options

Exercise price
2014	N/A	$15.91
2013	N/A	$11.70

Market price
2014	N/A	$15.91
2013	N/A	$11.70

Risk-free interest rate (1)
2014	N/A	2.6%
2013	N/A	1.7%

Expected award life (years) (2)	N/A	10

Expected volatility (3)
2014	N/A	37.3%
2013	N/A	36.7%

Expected dividend yield (4)
2014	N/A	3.4%
2013	N/A	4.6%

	Six Months Ended June 30,
	SARS	Options

Exercise price
2014	$14.72	$14.72-$15.91
2013	$11.29	$11.29-$11.70

Market price
2014	$14.72	$14.72-$15.91
2013	$11.29	$11.29-$11.70

Risk-free interest rate (1)
2014	1.5%	1.5%-2.6%
2013	0.9%	0.9%-1.7%

Expected award life (years) (2)	5	5 - 10

Expected volatility (3)
2014	42.5%	37.3%-42.5%
2013	46.0%	36.7%-46.0%

Expected dividend yield (4)
2014	3.7%	3.4%-3.7%
2013	4.8%	4.6%-4.8%

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

Fair Value of Consideration Transferred

A summary of the purchase price is as follows:

Cash consideration at closing	$32,483,000

Restricted shares of Company common stock issued	1,555,000

Total Considerations	$34,038,000

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

At the closing of the acquisition, the estimated value for acquisition-related contingent consideration payable was $6,743,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's Consolidated Statement of Comprehensive Income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The change in the acquisition-related contingent liability during the three months ended June 30, 2014 was an increase of $32,000. The change in the acquisition-related contingent liability during the six months ended June 30, 2014 was an increase of $64,000. These increases are recorded in selling and administrative expenses in the Consolidated Statement of Comprehensive Income.

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

The Company recognized amortization expense on these acquired intangible assets of $480,000 and $960,000 for the three and six-month periods, respectively, ended June 30, 2014.

Revenues and expenses of HPI Direct have been included in the Company’s consolidated financial statements beginning July 1, 2013.

NOTE 3 - Long-Term Debt:
	June 30, 2014	December 31, 2013

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$25,625,000	$26,250,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	10,000,000	-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	1,400,000	-

	$37,025,000	$26,250,000

Less payments due within one year included in current liabilities	2,250,000	1,750,000

Long-term debt less current maturities	$34,775,000	$24,500,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 2. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at June 30, 2014). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2014, there was $123,000 outstanding under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at June 30, 2014). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment.

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of such borrowing to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income, net of tax ("OCI"). At June 30, 2014, the interest rate swap had a negative fair value of $228,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $228,000, net of tax benefit of $81,000, since the inception of the hedge in July 2013 has been recorded within OCI through June 30, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $1,125,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the amended and restated credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Service cost - benefits earned during the period	$20,000	$150,000	$40,000	$299,000
Interest cost on projected benefit obligation	251,000	261,000	501,000	521,000
Expected return on plan assets	(349,000)	(333,000)	(697,000)	(666,000)
Amortization of prior service cost	-	3,000	-	6,000
Recognized actuarial loss	81,000	286,000	162,000	573,000
Settlement loss	-	249,000	-	249,000
Net periodic pension cost	$3,000	$616,000	$6,000	$982,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

There were no contributions made to the Company’s benefit plans during the six-month period ended June 30, 2014. Contributions of $500,000 were made to the Company’s benefit plans during the six-month period ended June 30, 2013.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $2,172,000 and $1,307,000, respectively, for the six-month periods ended June 30, 2014 and 2013. Cash paid for interest was $165,000 and $8,000, respectively, for the six-month periods ended June 30, 2014 and 2013.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and income before taxes on income. The accounting policies of the operating segments are the same as those described in Note 1 entitled Summary of Significant Interim Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products segment totals. Information related to the operations of the Company's operating segments is set forth below.

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
June 30, 2014
Net sales	$51,372,000	$2,735,000	$(877,000)	$53,230,000

Gross margin	18,050,000	1,516,000	(560,000)	19,006,000

Selling and administrative expenses	12,608,000	978,000	(560,000)	13,026,000

Interest expense	113,000	-	-	113,000

Income before taxes on income	$5,329,000	$538,000	$-	$5,867,000

Depreciation and amortization	$882,000	$67,000	$-	$949,000

Capital expenditures	$203,000	$85,000	$-	$288,000

Total assets	$132,261,000	$8,380,000	$(1,299,000)	$139,342,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
June 30, 2013
Net sales	$29,592,000	$2,166,000	$(904,000)	$30,854,000

Gross margin	10,443,000	1,330,000	(595,000)	11,178,000

Selling and administrative expenses	8,905,000	792,000	(595,000)	9,102,000

Interest expense	8,000	-	-	8,000

Income before taxes on income	$1,530,000	$538,000	$-	$2,068,000

Depreciation and amortization	$311,000	$49,000	$-	$360,000

Capital expenditures	$345,000	$66,000	$-	$411,000

Total assets	$80,472,000	$8,357,000	$(1,603,000)	$87,226,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Six Months Ended
June 30, 2014
Net sales	$90,519,000	$5,472,000	$(1,734,000)	$94,257,000

Gross margin	31,079,000	3,088,000	(1,105,000)	33,062,000

Selling and administrative expenses	24,264,000	1,950,000	(1,105,000)	25,109,000

Interest expense	208,000	-	-	208,000

Income before taxes on income	$6,607,000	$1,138,000	$-	$7,745,000

Depreciation and amortization	$1,760,000	$127,000	$-	$1,887,000

Capital expenditures	$841,000	$256,000	$-	$1,097,000

Total assets	$132,261,000	$8,380,000	$(1,299,000)	$139,342,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Six Months Ended
June 30, 2013
Net sales	$59,309,000	$4,340,000	$(1,810,000)	$61,839,000

Gross margin	20,996,000	2,695,000	(1,200,000)	22,491,000

Selling and administrative expenses	18,245,000	1,614,000	(1,200,000)	18,659,000

Interest expense	15,000	-	-	15,000

Income before taxes on income	$2,736,000	$1,081,000	$-	$3,817,000

Depreciation and amortization	$611,000	$98,000	$-	$709,000

Capital expenditures	$825,000	$140,000	$-	$965,000

Total assets	$80,472,000	$8,357,000	$(1,603,000)	$87,226,000

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $312,000.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2014 and 2013 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock-settled stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options, and stock-settled SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact on the recorded expense of changing any of the individual assumptions by 10% would not be material.

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

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies. First, we continue to actively pursue acquisitions to increase our market share in the Uniforms and Related Products segment. As discussed in Note 2 to the consolidated interim financial statements, the Company completed the acquisition of substantially all of the assets of HPI Direct, Inc. on July 1, 2013.   Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was initially started to provide these services for the Company at a lower cost structure in order to improve the Company’s operating results.

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

We are continuing to increase our market penetration in this segment and our backlogs remain very strong.

Remote Staffing Solutions

Our Remote Staffing Solutions segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $5.7 million in net sales to outside customers in 2013.  We continue to spend significant effort improving our management and other infrastructure in this segment to support the ongoing substantial growth in this segment.  Net sales to outside customers in this segment increased by approximately 63% in 2013 as compared to 2012 and have continued to grow at an accelerated rate in the first half of 2014.  We are aggressively marketing this service and we believe this sector will continue to grow significantly in the balance of 2014 and beyond. We expect to make a significant investment in a new building to service our El Salvador location. This project is expected to be completed in 2015 and is expected to have a total cost of approximately $7 million.

Results of Operations

Net sales increased 72.5% from $30,854,000 for the three months ended June 30, 2013 to $53,230,000 for the three months ended June 30, 2014.   The 72.5% increase in net sales for the quarter is split between growth in our Uniforms and Related Products segment (70.6%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (1.9%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Interim Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 52.4% from $61,839,000 for the six months ended June 30, 2013 to $94,257,000 for the six months ended June 30, 2014.   The 52.4% in net sales for the quarter is split between growth in our Uniforms and Related Products segment (50.5%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (1.9%).

Uniforms and Related Products net sales increased 73.6% from $29,592,000 for the three months ended June 30, 2013 to $51,372,000 for the three months ended June 30, 2014. The largest reason for the increase in net sales was the inclusion of HPI’s financial results in the Company’s results of operations for the quarter ended June 30, 2014. HPI's results of operations are not included in the Company’s financial statements for the quarter ended June 30, 2013 because HPI was acquired at the beginning of the third quarter 2013. HPI contributed net sales in the three months ended June 30, 2014 of $17,557,000 including approximately $5,000,000 for a new uniform program for one of its existing customers. The balance of the increase in net sales is attributed to continued market penetration and the rollout of a special promotional uniform program for one of our existing customers of approximately $2,500,000. Both of the large programs mentioned above were included in the Company's backlog at the end of March 2014.

Uniforms and Related Products net sales increased 52.6% from $59,309,000 for the six months ended June 30, 2013 to $90,519,000 for the six months ended June 30, 2014. The largest reason for the increase in net sales was the inclusion of HPI’s financial results in the Company’s results of operations for the six months ended June 30, 2014. Whereas, its results of operations are not included in the Company’s financial statements for the six months ended June 30, 2013 because HPI was acquired at the beginning of the third quarter 2013. HPI contributed net sales in the six months ended June 30, 2014 of $28,269,000 including approximately $5,000,000 for a new uniform program for one of its existing customers. The balance of the increase in net sales is attributed to continued market penetration and the rollout of a special promotional uniform program for one of our existing customers of approximately $2,500,000. Both of the large programs mentioned above were included in the Company's backlog at the end of March 2014.

Remote Staffing Solutions net sales increased 26.3% and 26.1% before intersegment eliminations and 47.2% and 47.7% after intersegment eliminations, respectively, for the three and six months ended June 30, 2014. These increases are attributed to continued market penetration in 2014, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 64.9% for the three months ended June 30, 2014 and 64.7% in the comparable period for 2013. The increase as a percentage of net sales is attributed to an increase in non-HPI direct product costs as a percentage of non-HPI net sales for the three-month period ended June 30, 2014 (1.7%), due primarily to competitive pricing factors in the market, offset by a decrease in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.6%). Additionally the overall percentage was impacted by the fact that HPI cost of sales as a percentage of net sales was lower than non-HPI cost of sales (0.9%).

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 65.7% for the six months ended June 30, 2014 and 64.6% in the comparable period for 2013. The increase as a percentage of net sales is attributed to an increase in non-HPI direct product costs as a percentage of non-HPI net sales for the three-month period ended June 30, 2014 (1.3%), due primarily to competitive pricing factors in the market and an increase in actual overhead costs in the current period (0.1%) partially offset by a decrease in overhead costs as a percentage of net sales as a result of higher volume in the current period (0.1%). Additionally the overall percentage was impacted by the fact that HPI cost of sales as a percentage of net sales was lower than non-HPI cost of sales (0.2%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 44.6% for the three months ended June 30, 2014, and 38.6% in the comparable period for 2013. The percentage increase in 2014 as compared to 2013 is primarily attributed to taking on new startup accounts in the 2014 period.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 43.6% for the six months ended June 30, 2014, and 37.9% in the comparable period for 2013. The percentage increase in 2014 as compared to 2013 is primarily attributed to taking on new startup accounts in the 2014 period.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 24.5% for the three months ended June 30, 2014 and 30.1% in the comparable period for 2013. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 26.3% for the quarter ended June 30, 2014.  The decrease as a percentage of sales, exclusive of HPI, is attributed primarily to  the impact of higher net sales to cover operating expenses (3.8%), lower pension and retirement plan expense primarily as a result of the freeze of our main defined benefit pension plan effective June 30, 2013 (1.2%) and lower professional and other fees related to the HPI acquisition in 2013 (0.7%), partially offset by higher incentive compensation expense as a result of higher earnings in the current year (1.0%), higher share-based compensation expense (0.3%) and other minor net increases (0.6%).  HPI selling and administrative expenses as a percentage of HPI net sales was 21.2% for the three months ended June 30, 2014 including amortization of intangible assets associated with the acquisition (2.7%).

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 26.8% for the six months ended June 30, 2014 and 30.8% in the comparable period for 2013. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 28.2% for the six-months ended June 30, 2014. The decrease as a percentage of sales, exclusive of HPI, is attributed primarily to the impact of higher net sales to cover operating expenses (1.4%), lower pension and retirement plan expense primarily as a result of the freeze of our main defined benefit pension plan effective June 30, 2013 (0.9%), lower professional and other fees related to the HPI acquisition in 2013 (0.4%) and other minor net decreases (0.4%), partially offset by higher share-based compensation expense (0.5%). HPI selling and administrative expenses as a percentage of HPI net sales was 23.7% for the six months ended June 30, 2014 including amortization of intangible assets associated with the acquisition (3.4%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 35.8% for the three months ended June 30, 2014 and 36.6% in the comparable period for 2013. The decrease as a percentage of sales is attributed primarily to a decrease in salaries, wages and benefits as a percentage of net sales (0.5%) as the growth in net sales outpaced the increase in staffing expense required to support significant growth of this segment, and other miscellaneous decreases including higher net sales to cover fixed operating expenses (0.7%), partially offset by increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2014 (0.4%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 35.6% for the six months ended June 30, 2014 and 37.2% in the comparable period for 2013. The decrease as a percentage of sales is attributed primarily to a decrease in salaries, wages and benefits as a percentage of net sales (0.2%) as the growth in net sales outpaced the increase in staffing expense required to support significant growth of this segment, and other miscellaneous decreases including higher net sales to cover fixed operating expenses (1.8%), partially offset by increased outside broker fees as the Company supplemented its internal sales efforts with independent brokers in 2014 (0.4%).

Interest expense increased from $8,000 for the three months ended June 30, 2013 to $113,000 for the three months ended June 30, 2014. This increase is attributed to the increased borrowings to fund the acquisition of HPI as well as increased borrowings on our revolvers to fund increased inventory levels in 2014.

Interest expense increased from $15,000 for the six months ended June 30, 2013 to $208,000 for the six months ended June 30, 2014. This increase is attributed to the increased borrowings to fund the acquisition of HPI as well as increased borrowings on our revolvers to fund increased inventory levels in 2014.

The Company’s effective tax rate for the three months ended June 30, 2014 was 33.4% versus 30.5% for the three months ended June 30, 2013.  The 2.9% increase in such effective tax rate is attributed primarily to a decrease in the benefit for untaxed foreign income (2.9%), a reduction in our non-deductible qualified stock compensation expense (0.8%), offset by other items (0.8%).  The Company’s effective tax rate for the six months ended June 30, 2014 was 33.9% versus 30.1% for the six months ended June 30, 2013.  The 3.8% increase in such effective tax rate is attributed primarily to a decrease in the benefit for untaxed foreign income (2.8%), an increase in the provision for uncertain tax positions (1.0%) and a reduction in our non-deductible qualified stock compensation expense (0.8%), offset by other items (0.8%).

Liquidity and Capital Resources

Accounts receivable - trade increased 37.4% from $22,735,000 on December 31, 2013 to $31,234,000 on June 30, 2014 primarily due to the significant increase in net sales in the current period.

Inventories increased 15.7% from $49,486,000 on December 31, 2013 to $57,273,000 as of June 30, 2014. This increase is due to higher inventory levels required to meet higher net sales volumes.

Other intangible assets decreased 5.6% from $18,353,000 on December 31, 2013 to $17,320,000 on June 30, 2014. This decrease is attributed to scheduled amortization of existing intangible assets.

Accounts payable increased 4.7% from $8,363,000 on December 31, 2013 to $8,757,000 on June 30, 2014. This increase is primarily attributed to increased inventory levels. The increase in accounts payable is not as significant as the increase in inventories due to the fact that the Company pays for a significant portion of its inventory either before shipment to the Company or at or shortly after the time of shipment.

Other current liabilities decreased 31.1% from $7,768,000 on December 31, 2013 to $5,350,000 on June 30, 2014. This decrease is primarily due to the payment of year-end annual incentive compensation during the first quarter of the year offset by the accrual of the estimated annual incentive compensation earned during the six months ended June 30, 2014.

Cash and cash equivalents decreased by $277,000 from $5,316,000 on December 31, 2013 to $5,039,000 as of June 30, 2014. The Company used $9,054,000 in cash from operating activities, used $993,000 in investing activities primarily related to fixed asset additions of $1,097,000, and generated $9,770,000 in financing activities. The cash utilized in operations is attributed to the buildup of working capital to support several large rollouts of uniforms programs in the second quarter of 2014 as well as other rollouts to occur in the second half of 2014. We funded this buildup with increased borrowings on our revolver agreements with our bank. We expect to begin reducing these borrowings in the third quarter as we collect the funds from these programs.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2014 and 2013, respectively, the Company paid cash dividends of $1,695,000 and $-0-.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI as discussed in Note 2 to the consolidated interim financial statements. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at June 30, 2014). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of June 30, 2014, there was $123,000 outstanding under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at June 30, 2014). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment.

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of such borrowing to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At June 30, 2014, the interest rate swap had a negative fair value of $228,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $228,000, net of tax benefit of $81,000, since the inception of the hedge in July 2013 has been recorded within OCI through June 30, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $1,125,000; 2015 $2,625,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $15,875,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common shares during the three months ended June 30, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(April 1, 2014 to	-	-	-	-
April 30, 2014)
Month #2
(May 1, 2014 to	-	-	-	-
May 31, 2014)
Month #3
(June 1, 2014 to	5,345 (2)	$18.71	N/A	N/A
June 30, 2014)

TOTAL	5,345	$18.71	-	261,675

(1)	On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

(2)	Represents shares surrendered by option holders as payment for the exercise of incentive stock options.

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

Date: July 23, 2014	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2014	By:	/s/ Andrew D. Demott, Jr.
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