Form 10-Q
period 2014-09-30
SUPERIOR UNIFORM GROUP INC
filed 2014-10-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 OR

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

Yes [_]    No [X]

As of October 20, 2014, the Registrant had 6,724,025 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2014	2013

Net sales	$52,291,000	$44,184,000

Costs and expenses:
Cost of goods sold	33,858,000	29,144,000
Selling and administrative expenses	13,121,000	12,817,000
Interest expense	144,000	95,000
	47,123,000	42,056,000

Income before taxes on income	5,168,000	2,128,000
Income tax expense	1,800,000	620,000
Net income	$3,368,000	$1,508,000

Weighted average number of shares outstanding during the period
(Basic)	6,687,783	6,346,260
(Diluted)	7,002,101	6,403,893
Per Share Data:
Basic
Net income	$0.50	$0.24
Diluted
Net income	$0.48	$0.24

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	-	2,000

Recognition of net losses included in net periodic pension costs	53,000	120,000

Recognition of settlement loss included in net periodic pension costs	39,000	133,000

Gain (loss) on cash flow hedging activities	48,000	(88,000)

Other comprehensive income	$140,000	$167,000

Comprehensive income	$3,508,000	$1,675,000

Cash dividends per common share	$0.15	$0.00

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

(Unaudited)

	2014	2013

Net sales	$146,548,000	$106,023,000

Costs and expenses:
Cost of goods sold	95,053,000	68,492,000
Selling and administrative expenses	38,230,000	31,476,000
Interest expense	352,000	110,000
	133,635,000	100,078,000

Income before taxes on income	12,913,000	5,945,000
Income tax expense	4,420,000	1,770,000

Net income	$8,493,000	$4,175,000

Weighted average number of shares outstanding during the period
(Basic)	6,618,719	6,197,921
(Diluted)	6,867,747	6,247,830
Per Share Data:
Basic
Net income	$1.28	$0.67
Diluted
Net income	$1.24	$0.67

Other comprehensive income, net of tax:
Defined benefit pension plans:
Amortization of prior service costs included in net periodic pension costs	-	6,000

Recognition of net losses included in net periodic pension costs	160,000	499,000

Recognition of settlement loss included in net periodic pension costs	39,000	294,000

Current period gains	-	1,991,000

Loss on cash flow hedging activities	(14,000)	(88,000)

Other comprehensive income	$185,000	$2,702,000

Comprehensive income	$8,678,000	$6,877,000

Cash dividends per common share	$0.42	$0.00

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	December 31,
	(Unaudited)	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,023,000	$5,316,000
Accounts receivable - trade, net	29,685,000	22,735,000
Accounts receivable - other	3,603,000	4,133,000
Prepaid expenses and other current assets	5,404,000	6,012,000
Inventories*	55,444,000	49,486,000
TOTAL CURRENT ASSETS	97,159,000	87,682,000

PROPERTY, PLANT AND EQUIPMENT, NET	16,164,000	13,160,000
OTHER INTANGIBLE ASSETS, NET	16,804,000	18,353,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	1,835,000	2,009,000
OTHER ASSETS	141,000	155,000
	$136,238,000	$125,494,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,281,000	$8,363,000
Other current liabilities	7,893,000	7,768,000
Current portion of long-term debt	2,375,000	1,750,000
Current portion of acquisition-related contingent liability	1,183,000	-
TOTAL CURRENT LIABILITIES	22,732,000	17,881,000

LONG-TERM DEBT	22,750,000	24,500,000
LONG-TERM PENSION LIABILITY	3,382,000	3,617,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	5,719,000	6,806,000
OTHER LONG-TERM LIABILITIES	560,000	625,000
DEFERRED INCOME TAXES	170,000	130,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 6,722,225 and 6,520,408 shares, respectively.	7,000	6,000
Additional paid-in capital	28,974,000	25,828,000
Retained earnings	54,974,000	49,315,000
Accumulated other comprehensive loss, net of tax:
Pensions	(2,931,000)	(3,129,000)
Cash flow hedges	(99,000)	(85,000)
TOTAL SHAREHOLDERS' EQUITY	80,925,000	71,935,000
	$136,238,000	$125,494,000

*	Inventories consist of the following:

	September 30,
	2014	December 31,
	(Unaudited)	2013
Finished goods	$42,974,000	$37,259,000
Work in process	117,000	111,000
Raw materials	12,353,000	12,116,000
	$55,444,000	$49,486,000

 See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,493,000	$4,175,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,842,000	1,620,000
Provision for bad debts - accounts receivable	141,000	86,000
Share-based compensation expense	1,338,000	789,000
Deferred income tax provision (benefit)	130,000	(584,000)
Gain on sales of property, plant and equipment	(91,000)	(12,000)
Accretion of acquisition-related contingent liability	96,000	-
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(7,091,000)	(4,134,000)
Accounts receivable - other	530,000	(201,000)
Inventories	(5,958,000)	1,498,000
Prepaid expenses and other current assets	608,000	(58,000)
Other assets	14,000	(165,000)
Accounts payable	2,918,000	2,308,000
Other current liabilities	91,000	3,875,000
Pension liability	68,000	485,000
Other long-term liabilities	(65,000)	(133,000)

Net cash provided from operating activities	4,064,000	9,549,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,334,000)	(1,122,000)
Disposals of property, plant and equipment	128,000	14,000
Purchase of business	-	(32,483,000)
Net cash used in investing activities	(4,206,000)	(33,591,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	46,197,000	44,740,000
Repayment of long-term debt	(47,322,000)	(17,990,000)
Payment of cash dividends	(2,675,000)	-
Proceeds received on exercise of stock options	1,461,000	319,000
Excess tax benefit from exercise of stock options	188,000	-
Common stock reacquired and retired	-	(162,000)

Net cash (used in) provided from financing activities	(2,151,000)	26,907,000

Net (decrease) increase in cash and cash equivalents	(2,293,000)	2,865,000

Cash and cash equivalents balance, beginning of year	5,316,000	3,554,000

Cash and cash equivalents balance, end of period	$3,023,000	$6,419,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

d)    Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $516,000 and $504,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $1,549,000 and $577,000, for the nine-month periods ended September 30, 2014 and 2013, respectively.

e)     Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2014 and 2013, respectively were $28,000 and $11,000. Advertising costs for the nine-month periods ended September 30, 2014 and 2013, respectively were $92,000 and $66,000.

f)      Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,418,000 and $2,035,000 for the three months ended September 30, 2014 and 2013, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $6,791,000 and $4,792,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net earnings used in the computation of basic and diluted earnings per share	$3,368,000	$1,508,000	$8,493,000	$4,175,000

Weighted average shares outstanding - basic	6,687,783	6,346,260	6,618,719	6,197,921
Common stock equivalents	314,318	57,633	249,028	49,909
Weighted average shares outstanding - diluted	7,002,101	6,403,893	6,867,747	6,247,830

Per Share Data :
Basic
Net earnings	$0.50	$0.24	$1.28	$0.67

Diluted
Net earnings	$0.48	$0.24	$1.24	$0.67

Awards to purchase approximately 59,000 and 234,000 shares of common stock with weighted average exercise prices of $20.75 and $12.99 per share were outstanding during the three-month periods ending September 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase approximately 23,000 and 297,000 shares of common stock with weighted average exercise prices of $20.06 and $12.75 per share were outstanding during the nine-month periods ending September 30, 2014 and 2013, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of September 30, 2014, the Company’s derivative counterparty had investment grade credit ratings.

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

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 2,500,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2014, the Company had 2,183,431 shares of common stock available for grants of share-based compensation awards under the 2013 Plan.

The Company granted restricted stock awards, for a total of 50,000 shares, to certain executives in February, 2014. These restricted stock awards vest three years from the date of grant, provided the grantee remains employed by the Company at the vesting date. The fair value of these awards is equal to the market price of our common stock on the date of grant. Compensation expense is being recognized on a straight-line basis over the requisite three year service period.

For the three month periods ended September 30, 2014 and 2013, the Company recognized $384,000 and $170,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by $22,000 and $0 deferred tax benefit for non-qualified share-based compensation for the three-month periods ended September 30, 2014 and 2013, respectively.

For the nine months ended September 30, 2014 and 2013, respectively, the Company recognized $1,338,000 and $789,000 of share-based compensation, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were offset by a $178,000 and a $72,000 deferred tax benefit for non-qualified share–based compensation for the nine-month periods ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had $572,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based rewards.

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

During the nine months ended September 30, 2014, the Company received 10,128 shares of its common stock as payment for the issuance of 20,408 shares of its common stock related to the exercise of stock option agreements.

A summary of options transactions during the nine months ended September 30, 2014 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2013	557,029	$11.51
Granted	198,609	16.59
Exercised	(148,109)	11.22
Lapsed	(10,200)	15.84
Cancelled	(6,250)	12.85
Outstanding September 30, 2014	591,079	$13.21

At September 30, 2014, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $4,992,000.

Options exercised during the three-month periods ended September 30, 2014 and 2013 had intrinsic values of $692,000 and $52,000, respectively. Options exercised during the nine-month periods ended September 30, 2014 and 2013 had intrinsic values of $977,000 and $92,000, respectively. The weighted average grant date fair value of the Company’s options granted during the three-month periods ended September 30, 2014 and 2013 was $5.48 and $3.19, respectively. The weighted average grant date fair value of the Company’s options granted during the nine-month periods ended September 30, 2014 and 2013 was $4.52 and $3.01, respectively.

A summary of SARS transactions during the nine months ended September 30, 2014 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2013	226,406	$11.52
Granted	68,691	14.72
Exercised	(34,085)	11.70
Lapsed	-	-
Cancelled	-	-
Outstanding September 30, 2014	261,012	$12.33

There were 22,646 SARS exercised during the three-month period ended September 30, 2014. There were no SARS exercised during the three-month period ended September 30, 2013. SARS exercised during the three-month period ended September 30, 2014 had an aggregate intrinsic value of $199,000. There were 34,085 SARS exercised during the nine-month period ended September 30, 2014. There were no SARS exercised during the nine-month period ended September 30, 2013. SARS exercised during the nine-month period ended September 30, 2014 had an aggregate intrinsic value of $275,000. There were 68,691 and 59,716 SARS granted during the nine-month periods ended September 30, 2014 and 2013, respectively. The weighted average grant date fair value of the Company’s SARS granted during the nine-month periods ended September 30, 2014 and 2013 was $4.04 and $2.97, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,
	SARS	Options

Exercise price
2014	N/A	$20.75
2013	N/A	$11.76

Market price
2014	N/A	$20.75
2013	N/A	$11.76

Risk free interest rate (1)
2014	N/A	1.8%
2013	N/A	1.4%

Expected award life (years) (2)	N/A	5

Expected volatility (3)
2014	N/A	37.4%
2013	N/A	45.7%

Expected dividend yield (4)
2014	N/A	2.9%
2013	N/A	4.6%

	Nine Months Ended September 30,
	SARS	Options

Exercise price
2014	$14.72	$14.72 - $20.75
2013	$11.29	$11.29 - $11.76

Market price
2014	$14.72	$14.72 - $20.75
2013	$11.29	$11.29 - $11.76

Risk free interest rate (1)
2014	1.5%	1.5% - 2.6%
2013	0.9%	0.9% - 1.7%

Expected award life (years) (2)	5	5 - 10

Expected volatility (3)
2014	42.5%	37.3% - 42.5%
2013	46.0%	36.7% - 46.0%

Expected dividend yield (4)
2014	3.7%	2.9% - 3.7%
2013	4.8%	4.6% - 4.8%

(1) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

(2) The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

(3) The determination of expected stock price volatility for awards granted in each of the three and nine-month periods ending September 30, was based on historical common stock prices for the Company over a period commensurate with the expected life.

(4) The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

p)     New Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASC 606), which amends the guidance in ASC 605, Revenue Recognition.  The company is currently evaluating the impact of the provisions of ASC 606.

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

At the closing of the acquisition, the estimated value for acquisition-related contingent consideration payable was $6,743,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's Consolidated Statement of Comprehensive Income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability. The change in the acquisition-related contingent liability during the three months ended September 30, 2014 was an increase of $32,000. The change in the acquisition-related contingent liability during the nine months ended September 30, 2014 was an increase of $96,000. These increases are recorded in selling and administrative expenses in the Consolidated Statement of Comprehensive Income.

Goodwill was calculated as the difference between the fair value of the consideration and the values assigned to the assets acquired and liabilities assumed.

The intangible assets associated with the customer relationships will be amortized for ten years beginning on July 1, 2013 and the non-compete agreement will be amortized for five years. The trade name is considered an indefinite-life asset and as such will not be amortized.

The Company recognized amortization expense on these acquired intangible assets of $480,000 and $1,440,000 for the three and nine-month periods, respectively, ended September 30, 2014.

Revenues and expenses of HPI Direct have been included in the Company’s consolidated financial statements beginning July 1, 2013.

NOTE 3 - Long-Term Debt:

	September 30,	December 31,
	2014	2013

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$25,125,000	$26,250,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	-	-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	-	-

	$25,125,000	$26,250,000
Less payments due within one year included in current liabilities	2,375,000	1,750,000

Long-term debt less current maturities	$22,750,000	$24,500,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 2. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at September 30, 2014). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2014, there was $176,000 outstanding under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at September 30, 2014). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment.

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of such borrowing to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income (“OCI”), net of related income tax effects. At September 30, 2014, the interest rate swap had a negative fair value of $159,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $159,000, net of tax benefit of $60,000, since the inception of the hedge in July 2013 has been recorded within OCI through September 30, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2014 $562,000; 2015 $2,563,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

The credit agreement with Fifth Third Bank is secured by substantially all of the operating assets of Superior Uniform Group, Inc. and is guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 4 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Service cost - benefits earned during the period	$20,000	$32,000	$60,000	$331,000
Interest cost on projected benefit obligation	250,000	252,000	751,000	773,000
Expected return on plan assets	(349,000)	(332,000)	(1,046,000)	(998,000)
Amortization of prior service cost	-	3,000	-	9,000
Recognized actuarial loss	81,000	185,000	243,000	758,000
Settlement loss	60,000	208,000	60,000	457,000
Net periodic pension cost	$62,000	$348,000	$68,000	$1,330,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

There were no contributions made to the Company’s benefit plans during the nine-month period ended September 30, 2014. Contributions of $1,000,000 were made to the Company’s benefit plans during the nine-month period ended September 30, 2013.

NOTE 5 – Supplemental Cash Flow Information:

Cash paid for income taxes was $3,284,000 and $1,533,000, respectively, for the nine-month periods ended September 30, 2014 and 2013. Cash paid for interest was $301,000 and $76,000, respectively, for the nine-month periods ended September 30, 2014 and 2013.

During the nine months ended September 30, 2014, the Company received 10,128 shares of its common stock as payment for the exercise of stock options for 20,408 shares.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Interim Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products segment totals. Information related to the operations of the Company's operating segments is set forth below. Total assets are shown as of September 30, 2014 and 2013, respectively.

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
September 30, 2014
Net sales	$50,257,000	$2,905,000	$(871,000)	$52,291,000

Gross margin	17,331,000	1,683,000	(581,000)	18,433,000

Selling and administrative expenses	12,723,000	979,000	(581,000)	13,121,000

Interest expense	144,000	-	-	144,000

Income before income taxes	$4,464,000	$704,000	$-	$5,168,000

Depreciation and amortization	$890,000	$65,000	$-	$955,000

Capital expenditures	$918,000	$2,319,000	$-	$3,237,000

Total assets	$128,428,000	$9,104,000	$(1,294,000)	$136,238,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Three Months Ended
September 30, 2013
Net sales	$42,758,000	$2,368,000	$(942,000)	$44,184,000

Gross margin	14,215,000	1,442,000	(617,000)	15,040,000

Selling and administrative expenses	12,580,000	854,000	(617,000)	12,817,000

Interest expense	95,000	-	-	95,000

Income before income taxes	$1,540,000	$588,000	$-	$2,128,000

Depreciation and amortization	$858,000	$53,000	$-	$911,000

Capital expenditures	$115,000	$42,000	$-	$157,000

Total assets	$122,383,000	$6,373,000	$(1,431,000)	$127,325,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Nine Months Ended
September 30, 2014
Net sales	$140,776,000	$8,315,000	$(2,543,000)	$146,548,000

Gross margin	48,410,000	4,771,000	(1,686,000)	51,495,000

Selling and administrative expenses	36,987,000	2,929,000	(1,686,000)	38,230,000

Interest expense	352,000	-	-	352,000

Income before income taxes	$11,071,000	$1,842,000	$-	$12,913,000

Depreciation and amortization	$2,650,000	$192,000	$-	$2,842,000

Capital expenditures	$1,759,000	$2,575,000	$-	$4,334,000

Total assets	$128,428,000	$9,104,000	$(1,294,000)	$136,238,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Nine Months Ended
September 30, 2013
Net sales	$102,067,000	$6,708,000	$(2,752,000)	$106,023,000

Gross margin	35,211,000	4,137,000	(1,817,000)	37,531,000

Selling and administrative expenses	30,825,000	2,468,000	(1,817,000)	31,476,000

Interest expense	110,000	-	-	110,000

Income before income taxes	$4,276,000	$1,669,000	$-	$5,945,000

Depreciation and amortization	$1,469,000	$151,000	$-	$1,620,000

Capital expenditures	$940,000	$182,000	$-	$1,122,000

Total assets	$122,383,000	$6,373,000	$(1,431,000)	$127,325,000

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $297,000.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2014 and 2013 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not be material.

Business Outlook

The current economic environment in the United States remains challenging.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment among other factors.  Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, although we are beginning to see signs that voluntary employee turnover is beginning to increase, the level of such turnover remains significantly below pre-recession levels.  Fewer available jobs coupled with less attrition results in decreased demand for our uniforms and service apparel.

Our focus is geared towards mitigating these factors in the current economic environment and has included the following strategies.  First, we continue to pursue acquisitions to increase our market share in the Uniforms and Related Products segment.  As discussed in Note 2 to the consolidated interim financial statements, the Company completed the acquisition of substantially all of the assets of HPI Direct, Inc. on July 1, 2013.    Second, we diversified our business model to include the Remote Staffing Solutions segment.  This business segment was initially started to provide these services for the Company at a lower cost structure in order to improve the Company’s operating results.

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. As noted above, we are pursuing acquisitions to increase our market share in the Uniforms and Related Products business and it is our intention to continue to seek additional acquisitions that fit into this business in the future.

We are continuing to increase our market penetration in this segment, as evidenced by our 17.5% growth in sales in this segment in the third quarter of 2014.

Remote Staffing Solutions

Our Remote Staffing Solutions segment, located in El Salvador, Belize, and the United States, has enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We added our Belize location at the end of 2012 and eliminated our Costa Rica location at the same time.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling these services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $5.7 million in net sales to outside customers in 2013.  We continue to spend significant effort improving our management and other infrastructure in this segment to support the ongoing substantial growth in this segment.  Net sales to outside customers in this segment increased by approximately 63% in 2013 as compared to 2012 and by approximately 45.9% in the nine months ended September 30, 2014 compared to the comparable 2013 period.  We are aggressively marketing this service and we believe this sector will continue to grow significantly for the remainder of 2014 and beyond. We expect to make a significant investment in a new building to service our El Salvador location. This project is expected to be completed in 2015 and is expected to have a total cost of approximately $7 million.

Results of Operations

Net sales increased 18.3% from $44,184,000 for the three months ended September 30, 2013 to $52,291,000 for the three months ended September  30, 2014. The 18.3% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 17.0%) and an increase in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.3%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 7 to Interim Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 38.2% from $106,023,000 for the nine months ended September 30, 2013 to $146,548,000 for the nine months ended September 30, 2014. The 38.2% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 36.5%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.7%).

Uniforms and Related Products net sales increased 17.5% for the three months ended September 30, 2014 compared to the prior-year period.  This increase in net sales is primarily due to continued market penetration. The HPI acquisition was completed at the beginning of the third quarter in 2013 and as such, the three months ended September 30, 2014 represents the first quarter that includes HPI’s results of operations in both the current period and the prior year period .

Uniforms and Related Products net sales increased 37.9%, for the nine months ended September 30, 2014 compared to the prior-year period.  The largest reason for the increase in net sales was the inclusion of HPI’s operating results in the Company’s results of operations for the full nine months ended September 30, 2014, whereas the Company’s results of operations for the comparable 2013 period included HPI’s net sales for the third quarter only. In the first six months of 2014, HPI contributed net sales of $28,269,000 including approximately $5,000,000 for a new uniform program for one of its existing customers. The balance of the increase in net sales for the nine months ended September 30, 2014 compared to the prior-year period is attributed to continued market penetration and the rollout of a special promotional uniform program for one of our existing customers of approximately $2,500,000 in the second quarter of 2014.

Remote Staffing Solutions net sales increased 22.7% before intersegment eliminations and 42.6% after intersegment eliminations for the three months ended September 30, 2014 compared to the prior-year period.  This increase is attributed to continued market penetration in 2014, both with respect to new and existing customers.

Remote Staffing Solutions net sales increased 24.0% before intersegment eliminations and 45.9% after intersegment eliminations for the nine months ended September 30, 2014 compared to the prior-year period.  This increase is attributed to continued market penetration in 2014, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.5% for the three months ended September 30, 2014 and 66.8% in the comparable period for 2013.  The percentage decrease in 2014 as compared to 2013 is primarily attributed to a decrease in direct product costs as a percentage of net sales during the current year (contributing 1.0%) as well as a reduction in overhead costs as a percentage of sales as a result of higher volume in the current period (contributing 0.3%).

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.6% for the nine months ended September 30, 2014 and 65.5% in the comparable period for 2013.  The percentage increase in 2014 is not considered significant.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.1% for the three months ended September 30, 2014 and 39.1% in the comparable period for 2013.  The percentage increase in 2014 as compared to 2013 is primarily attributed to taking on new startup accounts in the 2014 period.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.6% for the nine months ended September 30, 2014, and 38.3% in the comparable period for 2013.  The percentage increase in 2014 as compared to 2013 is primarily attributed to taking on new startup accounts in the 2014 period.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 25.3% for the three months ended September 30, 2014 and 29.4% in the comparable period for 2013. The decrease as a percentage of sales is attributed primarily to the impact of higher net sales to cover operating expenses (contributing 4.0%), lower pension and retirement plan expense (contributing 0.4%) and lower professional and other fees related to the HPI acquisition in 2013 (contributing 2.1%), partially offset by higher incentive compensation expense as a result of higher earnings in the current year (contributing 0.8%), higher share-based compensation expense (contributing 0.6%) and other minor net increases (contributing 1.0%).

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 26.3% for the nine months ended September 30, 2014 and 30.2% in the comparable period for 2013. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 27.3% for the nine-months ended September 30, 2014 and 30.3% for the nine-months ended September 30, 2013. The decrease as a percentage of net sales, exclusive of HPI, is attributed primarily to the impact of higher net sales to cover operating expenses (contributing 1.5%), lower pension and retirement plan expense primarily as a result of the freeze of our main defined benefit pension plan effective June 30, 2013 (contributing 0.8%), lower professional and other fees related to the HPI acquisition in 2013 (contributing 1.0%) and other minor net decreases (contributing 0.6%), partially offset by higher incentive compensation expense as a result of higher earnings in the current year (contributing 0.3%) and higher share-based compensation expense (contributing 0.6%). HPI selling and administrative expenses as a percentage of HPI net sales was 23.9% for the nine months ended September 30, 2014 compared to 29.3% for the third quarter of 2013, which is the only period included in the Company’s operating results for the nine months ended September 30, 2013 that includes HPI’s operations. The significant decrease in HPI’s selling and administrative expenses as a percentage of net sales is attributed to the significant increase in HPI’s net sales.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 33.7% for the three months ended September 30, 2014 and 36.1% in the comparable period for 2013. The decrease as a percentage of net sales is attributed primarily to a decrease in salaries, wages and benefits as a percentage of net sales (contributing 1.3%) as the growth in net sales outpaced the increase in staffing expense required to support significant growth of this segment, and other miscellaneous decreases including higher net sales to cover fixed operating expenses (contributing 1.1%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 35.2% for the nine months ended September 30, 2014 and 36.8% in the comparable period for 2013. The decrease as a percentage of sales is attributed primarily to a decrease in salaries, wages and benefits as a percentage of net sales (contributing 0.5%) as the growth in net sales outpaced the increase in staffing expense required to support significant growth of this segment, and other miscellaneous decreases including higher net sales to cover fixed operating expenses (contributing 1.1%).

Interest expense increased from $95,000 for the three months ended September 30, 2013 to $144,000 for the three months ended September 30, 2014. This increase is attributed primarily to higher average borrowings outstanding in the current period.

Interest expense increased from $110,000 for the nine months ended September 30, 2013 to $352,000 for the nine months ended September 30, 2014. This increase is attributed to higher average borrowings outstanding in the current period. The acquisition debt related to the HPI acquisition was only outstanding for the last three months of the period in 2013.

The Company’s effective tax rate for the three months ended September 30, 2014 was 34.8% versus 29.1% for the three months ended September 30, 2013. The 5.7% increase in such effective tax rate is attributed primarily to an increase in the state tax rate (contributing 3.8%), a decrease in the benefit for income from foreign operations (contributing 2.9%), partially offset by a net decrease in other items as a result of the significant increase in income in the current period (contributing 1.0%).

The Company’s effective tax rate for the nine months ended September 30, 2014 was 34.2% versus 29.8% for the nine months ended September 30, 2013. The 4.4% increase in such effective tax rate is attributed primarily to an increase in the state tax rate (contributing 1.6%), a decrease in the benefit for income from foreign operations (contributing 2.9%), partially offset by a net decrease in other items as a result of the significant increase in income in the current period (contributing 0.1%).

Liquidity and Capital Resources

Accounts receivable - trade increased 30.6% from $22,735,000 on December 31, 2013 to $29,685,000 on September 30, 2014 primarily due to the significant increase in net sales in the current period.

Inventories increased 12.0% from $49,486,000 on December 31, 2013 to $55,444,000 as of September 30, 2014.  This increase is due to higher inventory levels required to meet higher net sales volumes.

Other intangible assets decreased 8.4% from $18,353,000 on December 31, 2013 to $16,804,000 on September 30, 2014.  This decrease is attributed to scheduled amortization of existing intangible assets.

Accounts payable increased 34.9% from $8,363,000 on December 31, 2013 to $11,281,000 on September 30, 2014.  This increase is primarily due to the timing of inventory purchases and higher inventory levels required to meet higher net sales volumes.

Cash and cash equivalents decreased by $2,293,000 from $5,316,000 on December 31, 2013 to $3,023,000 as of September 30, 2014. The Company generated $4,064,000 in cash from operating activities, used $4,206,000 in investing activities with the balance primarily related to net fixed asset additions, and used $2,151,000 in financing activities. Fixed asset additions included approximately $2,000,000 for the purchase of land in El Salvador for the new facility project to provide increased capacity for our remote staffing business as discussed in our 10-K for 2013.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2014 and 2013 respectively, the Company paid cash dividends of $2,675,000 and $0.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI as discussed in Note 2 to the consolidated interim financial statements. Interest is payable on both the revolving credit agreement and the term loan at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at September 30, 2014). The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment. The available balance under the credit agreement is reduced by outstanding letters of credit. As of September 30, 2014, there was $176,000 outstanding under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”). The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at September 30, 2014). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment.

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of such borrowing to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At September 30, 2014, the interest rate swap had a negative fair value of $159,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $159,000, net of tax benefit of $60,000, since the inception of the hedge in July 2013 has been recorded within OCI through September 30, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

As of September 30, 2014, the outstanding balance under the term loan was $25,125,000. The remaining scheduled amortization for the term loan is as follows: 2014 $562,000; 2015 $2,563,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2014 that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2014 to	-	-	-
July 31, 2014)
Month #2
(August 1, 2014 to	4,783 (2)	$20.91	N/A
August 31, 2014)
Month #3
(September 1, 2014 to	-	-	-
September 30, 2014)
TOTAL	4,783 (2)	$20.91	N/A	261,675	(1)

(1)	On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

(2)	Represents shares surrendered by option holders as payment for the exercise of incentive stock options.

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

SUPERIOR UNIFORM GROUP, INC.

Date: October 23, 2014	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2014	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* This certification is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.