Form 10-K
period 2014-12-31
SUPERIOR UNIFORM GROUP INC
filed 2015-02-26
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes                         No X

At June 30, 2014, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($8.11) as reported by the NASDAQ Stock Market, was approximately $72 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 23, 2015 was 13,593,969 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2014, relating to its Annual Meeting of Shareholders to be held May 1, 2015, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

The exhibit index may be found on Page 50.

PART I

References Used

References in this Form 10-K to “the Company,” “Superior,” “we,” “our,” or “us” mean Superior Uniform Group, Inc. together with its subsidiaries, except where the context otherwise requires. Unless otherwise indicated, all share and per share information in this Form 10-K has been adjusted for all periods presented to give retroactive effect to the 2-for-1 stock split effective on February 4, 2015.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Similarly, statements that describe our future plans, objectives, strategies, goals, and projections regarding industry and general economic trends, our expected financial position, results of operations, or market position are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; the impact of competition; our ability to successfully integrate operations following consummation of acquisitions; the availability and cost of manufacturing materials, attracting and retaining senior management and key personnel, and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. (“Superior”) and its state of incorporation to Florida. Superior is comprised of two reportable business segments: (1) Uniforms and Related Products, and (2) Remote Staffing Solutions.

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”). Since 1993, HPI has built a stellar reputation for quality and responsiveness as a privately owned company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. HPI’s award-winning image apparel is worn by some of the most prestigious brands in the markets that they serve. The purchase price for the asset acquisition consisted of approximately $32.5 million in cash, subject to adjustment and inclusive of the real estate purchase described below, the issuance of approximately 418,000 restricted shares of Superior’s common stock, the potential future payment of up to $7.2 million in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI. The transaction also included the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI.

Superior’s Uniforms and Related Products segment, through its signature marketing brands—Fashion Seal Healthcare®, HPI Direct®, Superior I.D.™, Worklon®, UniVogue® and BlueFusion®,—manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; and transportation, and private security, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

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

Products

Superior manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets in its Uniforms and Related Products segment. Its principal products are:

●	Uniforms and service apparel and related products for personnel of:

●	Hospitals and health facilities;
●	Hotels, commercial buildings, residential buildings, and food service facilities;
●	Retail stores;
●	General and special purpose industrial uses;
●	Commercial enterprises (career apparel for banks, airlines, etc.);
●	Public and private safety and security organizations; and
●	Miscellaneous service uses.

●	Miscellaneous products:

●	directly related to uniforms and service apparel specified above (e.g. boots and sheets); and
●	for use by linen suppliers and industrial launderers, to whom a substantial portion of Superior's uniforms and service apparel are sold; such products being primarily industrial laundry bags.

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

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers, such as Cintas Corporation, Unifirst Corporation, G&K Services and ARAMARK—a division of privately held ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. Industry statistics are not available, but we believe Superior is one of the leading suppliers of garments to hospitals, industrial clean rooms, hotels, motels, and food service establishments, and uniforms to linen suppliers. Superior experiences competition primarily in the areas of product development, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

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

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 5.7% of its 2014 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after the receipt of the order. As of February 23, 2015, the backlog of all orders that we believe to be firm was approximately $7.2 million, compared to approximately $6.9 million as of February 22, 2014.

Inventory

The principal fabrics used in our business are made from cotton, polyester, wool, silk, synthetic and cotton-synthetic blends. The majority of our fabrics are sourced in the Far East.

Superior markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. Superior's principal raw materials are textile products. In 2014 and 2013, approximately 22% and 33%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America, it could significantly disrupt Superior’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademark is its mark "Fashion Seal Healthcare " (presently registered with the United States Patent and Trademark Office until August 6, 2017). The Fashion Seal Healthcare trademark is critically important to the marketing and operation of Superior’s business, as more than 25% of Superior's products are sold under that name.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the future.

Employees

Superior employed 1,055 persons, of which 1,043 were full-time employees, as of December 31, 2014.

Securities Exchange Act Reports

The Company maintains an internet website at the following address: www.superioruniformgroup.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings by our officers, directors and 10% shareholders. We make this information available on our website free of charge as soon as reasonably practicable after we or they electronically file the information with, or furnish it to, the SEC.

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

Risks Relating To Our Industry

We face intense competition within our industry and our revenue may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel industry choose suppliers primarily based upon the quality, price and breadth of products offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK — a division of privately-held ARAMARK Corporation. We also compete with a multitude of regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

Regional or national economic slowdowns, high unemployment levels, or cost increases might have an adverse effect on our operating results.

Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, between 2009 and 2013, voluntary employee turnover declined significantly because fewer alternative jobs were available to employees of our customers.  As a result, uniform orders on a per-employee basis decreased among many of our customers.

If we are unable to offset these effects through the addition of new customers (through acquisition or otherwise), the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs, our revenue growth rates will be negatively impacted. Events or conditions in a particular geographic area, such as adverse weather and other factors, could also hurt our operating results. While we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover such increases in our product cost.

Volatility in the global financial markets could adversely affect results.

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change, which could lead to challenges in our business and negatively impact our financial results. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

The uniform and corporate identity apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

Many of our competitors source their product requirements from developing countries to achieve a lower cost operating environment, possibly with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support could reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs or if our product costs increase and we cannot increase our prices proportionately.

Increases in the price of finished goods and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, labor costs, and other unpredictable factors.  Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

For example, during the latter part of 2010, cotton prices began increasing dramatically and reached historically high levels during 2011 due to weather-related and other supply disruptions, which when combined with robust global demand, particularly in Asia, created concerns about availability and increased costs for our products.  While were able to pass on a portion of these price increases to our customers during most of 2011, we saw a negative impact on our gross margins from the fourth quarter of 2011 through 2012.

Any increase in raw material prices increases our cost of sales and can decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

The apparel industry, including uniforms and corporate identity apparel, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired. We believe our products are, however, in general, less subject to fashion trends compared to many other apparel manufacturers because we manufacture and sell uniforms, corporate identity apparel and other accessories.

Risks Relating To Our Business

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our “Fashion Seal Healthcare” mark is critically important to our business, as more than 25% of our products are sold under that name.  We cannot assure you that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others.  We cannot assure you that third parties will not assert claims against us on any such bases or that we will be able to successfully resolve such claims.  In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of license agreements on similar economic terms or at all.

Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

Although we have long-standing customer relationships, we do not have long-term contracts with many of our customers. Sales to many of our customers are on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us. The reduction in the amount of our products purchased by customers could have a material adverse effect on our business, results of operations or financial condition.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2014, we had approximately $8.1 million in unfunded or underfunded obligations related to our pension plans, compared to $3.6 million as of December 31, 2013.

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

We are subject to international, federal, state and local laws and regulations and failure to comply with them may expose us to potential liability.

We are subject to international, federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. Failure to comply with such laws may expose us to potential liability and have an adverse effect on our results of operations.

Shortages of supply of sourced goods from suppliers or interruptions in our manufacturing could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2014 and 2013 approximately 22% and 33%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products in Central America, we are affected by economic conditions in Central America, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters are located in Florida, which is a hurricane-sensitive area. Should a hurricane occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect Superior, such as by damage to, or total destruction of, our headquarters and surrounding transportation infrastructure caused by a hurricane. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Our Remote Staffing Solutions business may not develop in ways that we currently anticipate due to negative public reaction to outsourcing and proposed legislation.

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

Inability to attract and retain key management or other personnel could adversely impact our business.

Our success is dependent on the skills, experience, and efforts of our senior management and other key personnel.  If, for any reason, one or more senior executive or key personnel was not to remain active in our company, or if we  are unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

Certain of our existing shareholders have significant control.

At December 31, 2014, our executive officers and certain of their family members collectively beneficially owned 33.5% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company's properties are currently fully utilized and have aggregate productive capacity to meet the Company's present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts due to cities providing incentives for businesses to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the locations of our facilities:

●	Seminole, Florida – Plant of approximately 60,000 square feet owned by the Company; used as principal administrative office and for warehousing and shipping, as well as the corporate design center.
●

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping; lease expiring December 1, 2216.

●	Alpharetta, Georgia – Plant of approximately 75,000 square feet owned by the Company; used for manufacturing, warehousing and office space.
●	Alpharetta, Georgia – Facility used for warehousing, leased by the Company, approximately 31,000 square feet; lease expiring on 12/31/2016.
●

San Salvador, El Salvador – Office space of approximately 23,200 square feet; owned by The Office Gurus, LTDA De C.V., a subsidiary of SUG Holding, and Fashion Seal Corporation, wholly-owned subsidiaries of the Company; used as office space for our Remote Staffing Solutions business.

●	Belize – Office space of approximately 9,300 square feet, owned by The Office Gurus, Ltd.; used as office space for our Remote Staffing Solutions business
●	Costa Rica – Office space of approximately 495 square feet; leased by Power Three Web, LTDA., a wholly-owned subsidiary of SUG Holding, Inc.; lease expiring in January 2016.
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

The principal market on which Superior's common shares are traded is the NASDAQ Stock Market under the symbol “SGC”.

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2014 and 2013 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market. The prices and dividends shown have been retroactively adjusted for the 2-for-1 stock split effective February 4, 2015.

	QUARTER ENDED
	2014				2013
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$8.44	$9.49	$11.47	$14.99	$6.00	$6.00	$6.46	$8.49

Low	$6.75	$7.40	$7.56	$9.50	$5.46	$5.32	$5.04	$6.36

Dividends (total for 2014- - $0.285; 2013-$0.068)	$0.068	$0.068	$0.075	$0.075	-	-	-	$0.068

We declared cash dividends of $0.068 per share in the first and second quarters and $0.075 per share in the third and fourth quarters during the fiscal year ended December 31, 2014.

On December 31, 2012, the Company paid a special dividend of $0.27 per share representing a prepayment — and payment in lieu of — the Company’s regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends. During 2013, the Company restarted its regular quarterly dividend of $0.068 per share one quarter early and paid this dividend during the fourth quarter of 2013. We intend to pay regular quarterly distributions to our holders of common shares, the amount of which may change from time to time. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On December 29, 2014, the Board of Directors declared a 2-for-1 stock split of the Company’s common stock. The record date for the split was January 12, 2015, and the stock split became effective on February 4, 2015.

On February 23, 2015, we had 152 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $18.44 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this report under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(October 1, 2014 to	-	-	-
October 31, 2014)
Month #2
(November 1, 2014 to	-	-	-
November 30, 2014)
Month #3
(December 1, 2014 to	-	-	-
December 31, 2014)
TOTAL	-	-	-	261,675

(1) On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. All such purchases (of which there were none during the three months ended December 31, 2014) were open market transactions.

Item 6.	Selected Financial Data

The following selected data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto incorporated into Item 8, and with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Comparative Income

Years Ended December 31,

	2014	2013	2012	2011	2010
Net sales	$196,249,000	$151,496,000	$119,486,000	$112,373,000	$105,878,000
Costs and expenses:
Cost of goods sold	127,512,000	98,938,000	79,723,000	72,114,000	68,411,000
Selling and administrative expenses	50,724,000	43,873,000	33,886,000	34,646,000	31,697,000
Intangible asset impairment	-	-	1,226,000	-	-
Interest expense	484,000	195,000	30,000	27,000	23,000
	178,720,000	143,006,000	114,865,000	106,787,000	100,131,000
Income before taxes on income	17,529,000	8,490,000	4,621,000	5,586,000	5,747,000
Taxes on income	6,180,000	2,640,000	1,590,000	1,450,000	1,940,000
Net income	$11,349,000	$5,850,000	$3,031,000	$4,136,000	$3,807,000

Per Share Data:
Basic
Net income	$0.85	$0.47	$0.25	$0.35	$0.32
Diluted
Net income	$0.82	$0.46	$0.25	$0.34	$0.32

Cash dividends per common share	$0.285	$0.068	$0.54	$0.27	$0.27

At year end:
Total assets	$139,937,000	$125,494,000	$78,913,000	$80,947,000	$74,194,000
Long-term debt	$22,660,000	$24,500,000	$-	$640,000	$-
Working capital	$77,191,000	$69,801,000	$55,393,000	$55,784,000	$53,148,000
Shareholders' equity	$80,412,000	$71,935,000	$57,788,000	$61,046,000	$61,100,000

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2014 and 2013, as well as our financial positions at December 31, 2014 and 2013, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, between 2009 and 2013 voluntary employee turnover had declined significantly because fewer alternative jobs were available to employees of our customers.  While the current economic environment in the United States remains somewhat sluggish, we are seeing an improvement in the employment environment and as such, voluntary employee turnover is beginning to increase.  Capital is increasingly being freed up to fund business startups and expansions in the economy. We are also seeing an increase in the demand for employees in the healthcare sector as a result of the Affordable Care Act. All of these factors are expected to have positive impacts on our prospects for growth in net sales in 2015.

We are also beginning to gain traction in our penetration of the direct health care market. We have been awarded our first group purchasing organization contract beginning February 1, 2015 that will increase the number of healthcare facilities that we are able to pursue for direct sales by at least 3,000. We expect to be awarded additional agreements for other group purchasing organizations in the near term.

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

We have been and continue to actively pursue acquisitions to increase our market share in the Uniforms and Related Products segment. As discussed in Note 15 to the consolidated financial statements, the Company completed the acquisition of substantially all of the assets of HPI Direct, Inc. on July 1, 2013.

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States  This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We added our Belize location at the end of 2012 as a replacement for our Costa Rican location that was closed in 2012.  The Belize operation offers a more competitive cost structure for the Company as compared to Costa Rica.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $8 million in net sales to outside customers in 2014.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2015 and beyond.  We increased net sales to outside customers in this segment by approximately 42% in 2014 as compared to 2013 and by approximately 63% in 2013 as compared to 2012.  We are investing in a new call center building in El Salvador expected to be completed near the end of 2015 that will essentially double our existing capacity there. We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $5 million to complete the project. We are also investing in smaller renovations that will add additional capacity in our Belize and United States locations as well. We continue to receive a favorable response from the market for our services and we believe this sector will continue to grow significantly in 2015 and beyond.

Operations

Net Sales

	2014	2013	% Change
Uniforms and Related Products	$188,199,000	$145,846,000	29.0%
Remote Staffing Solutions	11,424,000	9,285,000	23.0%
Net intersegment eliminations	(3,374,000)	(3,635,000)	-7.2%
Consolidated Net Sales	$196,249,000	$151,496,000	29.5%

Net Sales

Net sales for the Company increased 29.5% from $151,496,000 in 2013 to $196,249,000 in 2014. The 29.5% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 27.9%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.6%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 18 to the Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 29.0% in 2014. The largest reason for the increase in net sales was the inclusion of HPI’s operating results in the Company’s results of operations for the full year ended December 31, 2014, whereas the Company’s results of operations for the comparable 2013 period included HPI’s operating results for only six months. In the first six months of 2014, HPI contributed net sales of $28,269,000 including approximately $5,000,000 for a new uniform program for one of its existing customers. The balance of the increase in net sales for the year ended December 31, 2014 compared to 2013, is attributed to continued market penetration and the rollout of a special promotional uniform program for one of our existing customers of approximately $2,500,000 in the second quarter of 2014.

Remote Staffing Solutions net sales increased 23.0% before intersegment eliminations and 42.5% after intersegment eliminations in 2014. These increases are attributed to continued market penetration in 2014, both with respect to new and existing customers.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing costs, and inspection costs for our Uniforms and Related Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 65.7% in 2014 and 66.2% in 2013. The percentage decrease in 2014 as compared to 2013 is primarily attributed to a reduction in overhead costs as a percentage of net sales as a result of higher volume in 2014 (contributing 0.3%) as well as a decrease in direct product costs as a percentage of net sales during 2014 (contributing 0.1%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 43.2% in 2014, and 38.4% in 2013. The percentage increase in 2014 as compared to 2013 is primarily attributed to taking on new startup accounts in the 2014 period.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 26.0% in 2014 and 29.4% in 2013. Exclusive of HPI net sales and selling and administrative expenses, selling and administrative expenses as a percentage of net sales would have been 27.0% for the year ended December 31, 2014 and 29.7% for the year ended December 31, 2013. The decrease as a percentage of net sales, exclusive of HPI, is attributed primarily to the impact in 2014 of higher net sales to cover operating expenses (contributing 1.2%), lower pension and retirement plan expense primarily as a result of the freeze of our main defined benefit pension plan effective June 30, 2013 (contributing 0.5%), lower professional and other fees related to the HPI acquisition in 2013 (contributing 0.8%) and other minor net decreases (contributing 0.5%), partially offset by higher share based compensation expense (contributing 0.5%). HPI selling and administrative expenses as a percentage of HPI net sales was 23.8% for the year ended December 31, 2014 compared to 27.2% for the six months ended December 31, 2013, which is the only period included in the Company’s operating results for the year ended December 31, 2013 that includes HPI’s operations. The significant decrease in HPI’s selling and administrative expenses as a percentage of net sales is attributed to the significant increase in HPI’s net sales.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 35.3% in 2014 and 37.0% in 2013. The decrease as a percentage of sales is attributed primarily to a decrease in salaries, wages and benefits as a percentage of net sales (contributing 0.6%) as the growth in net sales outpaced the increase in staffing expense required to support significant growth of this segment, and other miscellaneous decreases including higher net sales to cover fixed operating expenses (contributing 1.1%).

Interest Expense and Tax

Interest expense increased to $484,000 for the year ended December 31, 2014 from $195,000 for the year ended December 31, 2013. This increase is attributed to higher average borrowings outstanding in the current period. The acquisition debt related to the HPI acquisition was only outstanding for the last six months of the year ended December 31, 2013.

The effective income tax rate in 2014 was 35.3% and in 2013 was 31.1%.  The 4.2% increase in the effective tax rate is attributed primarily to the following: a decrease in the benefit for income from foreign operations (contributing 3.2%), an increase in the net accrual for uncertain tax positions (contributing 2.0%), an increase in the Federal rate for taxable earnings in excess of $10,000,000 (contributing 0.5%), partially offset by a decrease in non-deductible share based compensation as a percentage of taxable earnings (contributing 0.7%), and a net decrease in other items as a result of the significant increase in income in the current period (contributing 0.8%). During the year ended December 31, 2014 and 2013, the Company did not recognize deferred income taxes on foreign income of $1,841,000 and $1,688,000, respectively, due to the fact that these amounts are considered to be reinvested indefinitely in foreign subsidiaries. Based upon our current expectations, we do not expect to recognize deferred income taxes on our 2015 foreign income as this income is expected to be reinvested indefinitely in foreign subsidiaries.

Liquidity and Capital Resources

Overview

The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. As of December 31, 2014, approximately $4,147,000 of our cash is held in our foreign subsidiaries and cannot be repatriated without recognizing and paying Federal income taxes on this amount.

The Company’s primary source of liquidity has been its net income. In addition, effective July 1, 2013, the Company entered into a five year $30,000,000 term loan to finance the acquisition of substantially all of the assets of HPI Direct, Inc.  The Company also has $25 million in revolving credit facilities available for use in the event it is needed, under which $660,000 is outstanding at December 31, 2014.

Accounts receivable – trade increased 23.0% from $22,735,000 as of December 31, 2013 to $27,956,000 as of December 31, 2014.  The increase is attributed to the significant increase in net sales in 2014.

Prepaid expenses and other current assets decreased 25.2% from $6,012,000 on December 31, 2013 to $4,497,000 as of December 31, 2014. The decrease is primarily attributed to a reduction in deposits with vendors for upcoming purchases of finished goods.

Inventories increased 17.8% from $49,486,000 on December 31, 2013 to $58,282,000 as of December 31, 2014. This increase is due to higher inventory levels required to meet higher net sales volumes.

Other intangible assets decreased from $18,353,000 on December 31, 2013 to $16,288,000 as of December 31, 2014. This decrease is attributed to scheduled amortization of existing intangible assets.

Accounts payable increased 16.1% from $8,363,000 on December 31, 2013 to $9,706,000 on December 31, 2014. This increase is primarily due to the timing of inventory purchases and higher inventory levels required to meet higher net sales volumes.

Other current liabilities increased 15.8% from $7,768,000 on December 31, 2013 to $8,995,000 on December 31, 2014. This increase is primarily due to an increase in income taxes payable of $675,000, and an increase in accrued rebates payable to customers of $447,000.

Long-term pension liability increased 123.5% from $3,617,000 on December 31, 2013 to $8,084,000 on December 31, 2014. This increase is primarily attributed to a reduction in the discount rates on the Company’s plans from a range of 4.66% to 4.82% at December 31, 2013 to a range of 3.74% to 3.86% at December 31, 2014.

As part of its acquisition of HPI in 2013, the Company recorded a liability for an acquisition related contingent liability. This amount will be earned by the former owners of HPI based upon the performance of HPI following the acquisition for each of the years from 2014 through 2017. The total amount of this liability expected to be paid is $7,200,000. This liability was discounted on our consolidated balance sheets to recognize the time value of the liability. The liability on our consolidated balance sheets will be increased each year to reflect the interest component of this liability. The increase is being recorded through other expense in selling and administrative expense in the consolidated statements of comprehensive income.

At December 31, 2014, the working capital of the Company was approximately $77,191,000 and the working capital ratio was 4.5 to 1. At December 31, 2013, the working capital of the Company was approximately $69,801,000 and the working capital ratio was 4.9:1. Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. The Company believes that income generated from operations and outside sources of credit, both trade and institutional, are adequate to fund the Company’s operations for the next 12 months and beyond.

Cash Flows

In 2014, cash and cash equivalents decreased by approximately $730,000. Cash provided by operating activities was $6,838,000, cash used in investing activities was $4,808,000 with the balance primarily related to fixed asset additions of $4,936,000, and $2,760,000 was used in financing activities. Financing activities included the payment of cash dividends of $3,663,000 and net repayments of borrowings of $1,215,000; partially offset by proceeds received from exercise of stock options of $1,855,000.

Capital Expenditures

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures, excluding the 2013 HPI acquisition, were approximately $4,936,000 and $1,631,000 in 2014 and 2013, respectively. We are investing in a new call center building in El Salvador expected to be completed near the end of 2015 that will essentially double our existing capacity there. We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $5 million to complete the project.

Dividends and Share Repurchase Program

During the years ended December 31, 2014 and 2013, the Company paid cash dividends of approximately $3,663,000 and $874,000, respectively. On December 31, 2012, the Company paid a special dividend of $0.27 per share representing a prepayment — and payment in lieu of — the Company’s regular quarterly dividend for 2013 in order to take advantage of a tax efficient method to return capital to our shareholders prior to anticipated increases in tax rates associated with dividends. During 2013, the Company restarted its regular quarterly dividend of $0.068 per share one quarter early and paid this dividend during the fourth quarter of 2013. During 2014, the Company increased its regular quarterly dividend to $.075 per quarter beginning with the third quarter dividend. Total dividends paid in 2014 were $0.285 per share.

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program, the Company reacquired and retired -0- shares and 13,211 shares of its common stock in the years ended December 31, 2014 and 2013, respectively, with approximate costs of -0- and $162,000, respectively. At December 31, 2014, the Company had 261,675 shares remaining for purchase under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

Credit Agreement

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 15. Interest is payable on the term loan at LIBOR plus 0.95% (1.1% at December 31, 2014) and on the revolving credit agreement at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.2% at December 31, 2014). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of December 31, 2014, there were no outstanding balances under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit agreement and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. We refer to the Second Amended and Restated Credit Agreement and Other Loan Documents, as so amended, as the “Credit Agreement.” The Add on Credit Facility expires on July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at December 31, 2014). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

The remaining scheduled amortization for the term loan is as follows: 2015 $2,375,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the agreement and are recorded as additional interest expense.

Our obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and is guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and fixed charge coverage ratio as defined in the agreement (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

Interest Rate Swap Agreement

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of our term loan under the Credit Agreement to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with an original notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in other comprehensive income (“OCI”), net of related income tax effects. At December 31, 2014, the interest rate swap had a negative fair value of $172,000, which is presented in other current liabilities within our consolidated balance sheet. The changes in the balance are shown as reductions in OCI in 2014 and 2013 of $47,000 and $125,000, respectively, net of tax benefits of $21,000 and $40,000, respectively. The Company does not currently expect any of these losses to be reclassified into earnings over the subsequent twelve-month period.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in this Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting estimates are those that we believe require our most difficult or subjective judgments or estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $280,000. The Company’s concentration of risk is also monitored and at year-end 2014, no customer had an account balance greater than 10% of receivables and the five largest customer account balances totaled $7,128,000. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $3,758,000 at December 31, 2014. This amount is included in accounts receivable-other on the consolidated balance sheet.

Inventories

Superior markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments. Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2014 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

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

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 3.74% to 3.86% were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

At December 31, 2014, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $8,084,000 and thus the plans are underfunded. In 2014, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $38,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $84,000 and would have reduced the funded status by $974,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to “Note 8 – Benefit Plans” in the notes to the consolidated financial statements included in this Form 10-K.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2014, we recognized a net decrease in total unrecognized tax benefits of approximately $45,000. As of December 31, 2014, we had an accrued liability of $580,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2014 and 2013 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. For additional information on share-based compensation and the assumptions we use, please refer to “Note 12 – Share Based Compensation” in the notes to the consolidated financial statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,

	2014	2013
Net sales	$196,249,000	$151,496,000

Costs and expenses:
Cost of goods sold	127,512,000	98,938,000
Selling and administrative expenses	50,724,000	43,873,000
Interest expense	484,000	195,000
	178,720,000	143,006,000

Income before taxes on income	17,529,000	8,490,000
Taxes on income	6,180,000	2,640,000

Net income	$11,349,000	$5,850,000

Weighted average number of shares outstanding during the period
(Basic)	13,298,452	12,523,176
(Diluted)	13,864,698	12,687,208
Per Share Data:
Basic
Net earnings	$0.85	$0.47
Diluted
Net earnings	$0.82	$0.46

Other comprehensive income, net of tax:
Defined benefit pension plans:

Amortization of prior service costs included in net periodic pension costs	-	9,000

Recognition of net losses included in net periodic pension costs	211,000	617,000

Recognition of settlement loss included in net periodic pension costs	134,000	314,000

Current period (loss) gains	(3,050,000)	3,888,000

Loss on cash flow hedging activities	(26,000)	(85,000)

Other comprehensive (loss) income	(2,731,000)	4,743,000

Comprehensive income	$8,618,000	$10,593,000

Dividends per common share	$0.285	$0.068

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31,

	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,586,000	$5,316,000
Accounts receivable, less allowance for doubtful accounts of $680,000 and $560,000, respectively	27,956,000	22,735,000
Accounts receivable - other	4,135,000	4,133,000
Inventories	58,282,000	49,486,000
Prepaid expenses and other current assets	4,497,000	6,012,000
TOTAL CURRENT ASSETS	99,456,000	87,682,000
PROPERTY, PLANT AND EQUIPMENT, NET	16,285,000	13,160,000
OTHER INTANGIBLE ASSETS, NET	16,288,000	18,353,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	3,636,000	2,009,000
OTHER ASSETS	137,000	155,000
	$139,937,000	$125,494,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,706,000	$8,363,000
Other current liabilities	8,995,000	7,768,000
Current portion of long-term debt	2,375,000	1,750,000
Current portion of acquisition-related contingent liability	1,189,000	-
TOTAL CURRENT LIABILITIES	22,265,000	17,881,000
LONG-TERM DEBT	22,660,000	24,500,000
LONG-TERM PENSION LIABILITY	8,084,000	3,617,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	5,745,000	6,806,000
OTHER LONG-TERM LIABILITIES	580,000	625,000
DEFERRED INCOME TAXES	191,000	130,000
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS' EQUITY:
Preferred stock, $1 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 13,514,566 and 13,040,816, respectively.	13,000	13,000
Additional paid-in capital	29,501,000	25,821,000
Retained earnings	56,843,000	49,315,000
Accumulated other comprehensive loss, net of tax:
Pensions	(5,834,000)	(3,129,000)
Cash flow hedges	(111,000)	(85,000)
TOTAL SHAREHOLDERS' EQUITY	80,412,000	71,935,000
	$139,937,000	$125,494,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years Ended December 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity
Balance, January 1, 2013	6,115,907	$6,000	$21,288,000	$44,451,000	$(7,957,000)	$57,788,000
Impact of 2:1 stock split	6,115,907	6,000	(6,000)			-
Common shares issued upon exercise of options	412,882	-	2,216,000			2,216,000
Restricted shares issued	417,234	1,000	1,554,000			1,555,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	5,308	-	-			-
Share-based compensation expense			788,000			788,000
Tax benefit from exercise of stock options		-	31,000			31,000
Common shares received as payment for exercise of stock options		-				-
Purchase and retirement of common shares	(26,422)	-	(50,000)	(112,000)		(162,000)
Cash dividends declared ($.0.068 per share)				(874,000)		(874,000)
Comprehensive Income (Loss):
Net earnings				5,850,000		5,850,000
Net change during the period related to:
Cash flow hedges, net of taxes of $40,000					(85,000)	(85,000)
Pensions, net of taxes of $2,506,000					4,828,000	4,828,000
Comprehensive Income:						10,593,000

Balance, December 31, 2013	13,040,816	13,000	25,821,000	49,315,000	(3,214,000)	71,935,000
Common shares issued upon exercise of options	319,502	-	1,855,000			1,855,000
Restricted shares issued	106,016		229,000			229,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	27,672	-	-			-
Share-based compensation expense			1,175,000			1,175,000
Tax benefit from exercise of stock options		-	231,000			231,000
Tax benefit from exercise of SARS			32,000			32,000
Common shares received as payment for exercise of stock options	20,560	-	158,000	(158,000)		-
Cash dividends declared ($.285 per share)				(3,663,000)		(3,663,000)
Comprehensive Income (Loss):
Net earnings				11,349,000		11,349,000
Net change during the period related to:
Cash flow hedges, net of taxes of $21,000					(26,000)	(26,000)
Pensions, net of taxes of $1,546,000					(2,705,000)	(2,705,000)
Comprehensive Income:						8,618,000

Balance, December 31, 2014	13,514,566	$13,000	$29,501,000	$56,843,000	$(5,945,000)	$80,412,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$11,349,000	$5,850,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,839,000	2,582,000
Provision for bad debts - accounts receivable	197,000	161,000
Share-based compensation expense	1,404,000	788,000
Deferred income tax provision (benefit)	1,000	(249,000)
Gain on sale of property, plant and equipment	(91,000)	(12,000)
Accretion of acquisition-related contingent liability	128,000	63,000
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(5,418,000)	(1,569,000)
Accounts receivable - other	(2,000)	(1,138,000)
Inventories	(8,796,000)	134,000
Prepaid expenses and other current assets	1,515,000	(2,122,000)
Other assets	18,000	27,000
Accounts payable	1,343,000	1,734,000
Other current liabilities	1,180,000	1,781,000
Long-term pension liability	216,000	482,000
Other long-term liabilities	(45,000)	(111,000)
Net cash provided by operating activities	6,838,000	8,401,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,936,000)	(1,631,000)
Proceeds from disposals of property, plant and equipment	128,000	14,000
Purchase of business	-	(32,483,000)
Net cash used in investing activities	(4,808,000)	(34,100,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	55,117,000	44,740,000
Repayment of long-term debt	(56,332,000)	(18,490,000)
Payment of cash dividends	(3,663,000)	(874,000)
Proceeds received on exercise of stock options	1,855,000	2,216,000
Excess tax benefit from exercise of stock options and SARs	263,000	31,000
Common stock reacquired and retired	-	(162,000)
Net cash (used in) provided by financing activities	(2,760,000)	27,461,000

Net (decrease) increase in cash and cash equivalents	(730,000)	1,762,000
Cash and cash equivalents balance, beginning of year	5,316,000	3,554,000
Cash and cash equivalents balance, end of year	$4,586,000	$5,316,000

See Notes to Consolidated Financial Statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

NOTE 1 – Summary of Significant Accounting Policies:

a)     Business description

Superior’s Uniforms and Related Products segment, through its signature marketing brands—Fashion Seal Healthcare®, HPI Direct®, Superior I.D.™, Worklon®, UniVogue® and BlueFusion®—manufactures and sells a wide range of uniforms, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation, and private security, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

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

f)     Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2014 and 2013, respectively, were $114,000 and $89,000.

g)     Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs, for our Uniforms and Related Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $9,170,000 and $7,053,000 for the years ended December 31, 2014 and 2013, respectively.

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

i)     Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed on a current basis. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the consolidated statements of comprehensive income within selling and administrative expenses.

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

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2014 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

k)     Other intangible assets

Other intangible assets consist of customer relationships, a non-compete agreement and a trade name acquired in a previous business acquisition.

The cost, amortization and net value of customer relationships and non-compete agreement as of December 31, 2014 and 2013 were as follows:

	Customer Relationships	Weighted Average Life (years)	Non-compete Agreement	Weighted Average Life (years)
December 31, 2014
Cost	$10,221,000	9.6	$5,000,000	5
Accumulated amortization	(2,133,000)		(1,500,000)
Net	$8,088,000		$3,500,000

December 31, 2013
Cost	$10,221,000	9.6	$5,000,000	5
Accumulated amortization	(1,068,000)		(500,000)
Net	$9,153,000		$4,500,000

Amortization expense for other intangible assets was $2,065,000 and $1,106,000 for the years ended December 31, 2014 and 2013, respectively. Amortization expense for other intangible assets is expected to be $2,066,000 for the year ending December 31, 2015; $2,042,000 in 2016; $1,920,000 in 2017; $1,420,000 in 2018; $920,000 in each of the years ending December 31, 2019 through 2022; and $459,000 in 2023.

As part of the acquisition of HPI in 2013, the Company recorded $4,700,000 as the fair value of the acquired trade name in other intangible assets. This asset is considered to have an indefinite life and as such is not being amortized.

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

m)     Employee benefits

Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company recognizes settlement gains and losses in its consolidated financial statements when the cost of all settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

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

p)     Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2014 and 2013.

q)     Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock-settled stock appreciation rights. At December 31, 2014, the Company had 4,360,846 shares of common stock authorized for awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

The Company recognizes share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility, risk free interest rate and dividend rate. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

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

t)     Operating segments

The Financial Accounting Standards Board (“FASB”) establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed the standard and determined that it has two reportable segments, Uniforms and Related Products and Remote Staffing Solutions.

u)     Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2014 and 2013, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2014 and 2013, the accounts receivable balances for the Company’s five largest customers totaled $7,128,000 and $6,264,000, respectively, or approximately 25.5% and 27.6% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2014 and 2013 had net sales of approximately $11,215,000 and $10,110,000, respectively, or approximately 5.7% and 6.7% of the respective total net sales for the Company. The Company’s five largest customers for the years ended December 31, 2014 and 2013 had net sales of approximately $43,153,000 and $35,084,000, respectively, or approximately 22.0% and 23.2% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2014 and 2013 are receivable balances from a supplier in Haiti totaling $3,758,000 and $4,018,000, respectively.

In 2014 and 2013, approximately 22% and 33%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

v)     Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2014 and 2013, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2014	2013
Balance at the beginning of year	$560,000	$725,000

Provision for bad debts	197,000	161,000

Charge-offs	(105,000)	(337,000)

Recoveries	28,000	11,000

Balance at the end of year	$680,000	$560,000

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2014	2013
Balance at the beginning of year	$793,000	$178,000

Provision for returns and allowances	6,024,000	3,062,000

Liability assumed in acquisition of business	-	645,000

Actual returns and allowances paid to customers	(5,509,000)	(3,092,000)

Balance at the end of year	$1,308,000	$793,000

NOTE 4 - Inventories:

	December 31,
	2014	2013
Finished goods	$44,610,000	$37,259,000
Work in process	323,000	111,000
Raw materials	13,349,000	12,116,000
	$58,282,000	$49,486,000

NOTE 5 - Property, Plant and Equipment:

	December 31,
	2014	2013
Land	$4,485,000	$2,340,000
Buildings, improvements and leaseholds	11,329,000	11,719,000
Machinery, equipment and fixtures	42,686,000	40,292,000
	58,500,000	54,351,000
Accumulated depreciation and amortization	(42,215,000)	(41,191,000)
	$16,285,000	$13,160,000

Depreciation and amortization charges were approximately $1,774,000 and $1,476,000 in 2014 and 2013, respectively.

NOTE 6 - Long-Term Debt:

	December 31,	December 31,
	2014	2013

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$24,375,000	$26,250,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	440,000	-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	220,000	-

	$25,035,000	$26,250,000

Less payments due within one year included in current liabilities	2,375,000	1,750,000

Long-term debt less current maturities	$22,660,000	$24,500,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 15. Interest is payable on the term loan at LIBOR plus 0.95% (1.1% at December 31, 2014) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.2% at December 31, 2014). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of December 31, 2014, there were no outstanding balances under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit agreement and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Second Amended and Restated Credit Agreement and other Loan Documents, as so amended, is referred to herein as the “Credit Agreement.” The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.2% at December 31, 2014). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

In order to reduce interest rate risk on the term loan, the Company entered into an interest rate swap agreement with Fifth Third Bank in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of our term loan under the Credit Agreement to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with an original notional amount of $14,250,000 that is adjusted to match the outstanding principal on the related debt. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018. The remaining notional balance of $3,250,000 will be eliminated at the maturity of the term loan on July 1, 2018.

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income (“OCI”), net of related income tax effects. At December 31, 2014, the interest rate swap had a negative fair value of $172,000, which is presented in other current liabilities within the consolidated balance sheets. The aggregate change of $172,000, net of tax benefit of $61,000, since the inception of the hedge in July 2013 has been recorded within OCI through December 31, 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2015 $2,375,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

Our obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and fixed charge coverage ratio as defined in the agreement (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2014	2013
Current:
Federal	$5,576,000	$2,620,000
State and local	603,000	269,000
	6,179,000	2,889,000
Deferred tax provision (benefit)	1,000	(249,000)

	$6,180,000	$2,640,000

The significant components of the deferred income tax asset (liability) are as follows:

	2014	2013
Deferred income tax assets:
Pension accruals	$3,340,000	$1,794,000
Operating reserves and other accruals	1,069,000	861,000
Tax carrying value in excess of book basis of goodwill	621,000	545,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(572,000)	(605,000)
Deferred expenses	(1,013,000)	(716,000)

Net deferred income tax asset	$3,445,000	$1,879,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2014	2013

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.2	2.3
Effect of change in unrecognized tax benefit	-	(2.0)
Untaxed foreign income	(3.3)	(6.0)
Non-deductible share-based employee compensation expense	1.6	2.3
Other items	0.8	0.5
Effective income tax rate	35.3%	31.1%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2014 and 2013, respectively, we have $580,000 and $625,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.  We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $580,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2014	2013
Balance at January 1,	$497,000	$565,000
Additions based on tax positions related to the current year	59,000	59,000
(Reductions) additions for tax positions of prior years	(7,000)	1,000
Reductions due to audits by taxing jurisdictions	-	(50,000)
Reductions due to lapse of statute of limitations	(87,000)	(78,000)
Balance at December 31,	$462,000	$497,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2014 and 2013, we recorded $28,000 and $45,000 respectively, for interest and penalties, net of tax benefits. During 2014 and 2013, we reduced the liability by $38,000 and $65,000, respectively, of interest and penalties due to lapse of statute of limitations and an adjustment to the expected interest rate. Additionally, the accrued interest and penalties balance was reduced by $23,000 as a result of payments made during 2013 related to audits completed during the year. At December 31, 2014 and 2013, we had $118,000 and $128,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $137,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2011 and significant state examinations is 2008.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $9,107,000 and $7,266,000 at December 31, 2014 and 2013, respectively. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

At December 31, 2014, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $8,084,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2014 and 2013:

	December 31,
	2014	2013

Changes in benefit obligation
Benefit obligation at beginning of year	$21,633,000	$27,819,000
Service cost	81,000	364,000
Interest cost	1,001,000	1,016,000
Actuarial loss (gain)	4,168,000	(2,810,000)
Curtailment gain	-	(1,990,000)
Benefits paid	(1,413,000)	(2,766,000)
Benefit obligation at end of year	25,470,000	21,633,000

Changes in plan assets
Fair value of plan assets at beginning of year	18,016,000	17,351,000
Actual return on assets	783,000	2,431,000
Employer contributions	-	1,000,000
Benefits paid	(1,413,000)	(2,766,000)
Fair value of plan assets at end of year	17,386,000	18,016,000

Funded status at end of year	$(8,084,000)	$(3,617,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(8,084,000)	$(3,617,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$9,153,000	$4,903,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2014	2013
Projected benefit obligation	$25,470,000	$21,633,000
Fair value of plan assets	(17,386,000)	(18,016,000)
	$8,084,000	$3,617,000

Components of net periodic benefit cost
	2014	2013
Net periodic benefits cost
Service cost - benefits earned during the period	$81,000	$364,000
Interest cost on projected benefit obligation	1,001,000	1,016,000
Expected return on plan assets	(1,395,000)	(1,325,000)
Amortization of prior service cost	-	13,000
Recognized actuarial loss	322,000	938,000
Settlement loss	208,000	476,000
Net periodic pension cost after settlements	$217,000	$1,482,000

The pension settlement loss included in the table above relates to lump sum payments made to various employees upon their retirement or termination each year.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $797,000.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp	Plants
2013	4.82%	4.66%	8.00%	8.00%	N/A	N/A
2014	3.86%	3.74%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp	Plants
2013	3.93%	3.77%	8.00%	8.00%	3.00%	N/A
2014	4.82%	4.66%	8.00%	8.00%	N/A	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2013, 2014 and target allocation for 2015 are as follows:

	Percentage of Plan
	Assets at		Target
	December 31,		Allocation
Investment description	2014	2013	2015
Equity securities	63%	59%	65%
Fixed income	15%	16%	15%
Other	22%	25%	20%
Total	100%	100%	100%

The Company plans to contribute $1,000,000 to our defined benefit pension plans in 2015.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2015	$1,204,000
2016	$2,194,000
2017	$2,242,000
2018	$1,349,000
2019	$1,384,000
2020-2024	$8,672,000

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ payroll. The Company contributions for the years ended December 31, 2014 and 2013 were approximately $782,000 and $292,000, respectively.

NOTE 9 – Quarterly Results for 2013 and 2014 (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Net sales	$30,985,000	$30,854,000	$44,184,000	$45,473,000

Gross profit	$11,313,000	$11,178,000	$15,040,000	$15,027,000

Income before taxes on income	$1,749,000	$2,068,000	$2,128,000	$2,545,000

Net income	$1,229,000	$1,438,000	$1,508,000	$1,675,000

Per Share Data:
Basic
Net income	$0.10	$0.12	$0.12	$0.13

Diluted
Net income	$0.10	$0.12	$0.12	$0.13

Average Outstanding Shares (Basic)	12,242,360	12,252,646	12,692,520	12,905,174
Average Outstanding Shares (Diluted)	12,338,950	12,340,242	12,807,786	13,261,852

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Net sales	$41,027,000	$53,230,000	$52,291,000	$49,701,000

Gross profit	$14,056,000	$19,006,000	$18,433,000	$17,242,000

Income before taxes on income	$1,878,000	$5,867,000	$5,168,000	$4,616,000

Net income	$1,218,000	$3,907,000	$3,368,000	$2,856,000

Per Share Data:
Basic
Net income	$0.09	$0.30	$0.25	$0.21

Diluted
Net income	$0.09	$0.29	$0.24	$0.20

Average Outstanding Shares (Basic)	13,128,946	13,207,804	13,375,566	13,481,494
Average Outstanding Shares (Diluted)	13,553,740	13,648,540	14,004,202	14,252,310

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $342,000 and $184,000 for the years ended December 31, 2014 and 2013, respectively. Long-term lease commitments totaling $354,000 are as follows: 2015 - $170,000; 2016 - $168,000; and 2017 - $164,000.

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

NOTE 12 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All awards under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. At December 31, 2014, the Company had 4,360,846 shares of common stock authorized for awards of share-based compensation under the 2013 Plan. A summary of option transactions during the two years ended December 31, 2014 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2012	1,229,834	$5.62
Granted	405,768	5.72
Exercised	(412,882)	5.37
Lapsed	(62,300)	5.34
Cancelled	(46,362)	5.84
Outstanding December 31, 2013	1,114,058	$5.76
Granted	397,218	8.30
Exercised	(360,318)	5.70
Lapsed	(20,400)	7.92
Cancelled	(12,500)	6.43
Outstanding December 31, 2014	1,118,058	$6.63

At December 31, 2014, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $9,007,000.

Options exercised during the years ended December 31, 2014 and 2013, had intrinsic values of $1,356,000 and $796,000, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2014 and 2013, was $2.26 and $1.51, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2014:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$3.82	-	$4.90	60,666	3.91	$4.49
$5.55	-	$7.36	919,292	2.99	$6.28
$7.96	-	$10.38	138,100	5.50	$9.89
$3.82	-	$10.38	1,118,058	3.35	$6.63

A summary of stock-settled stock appreciation rights ("SARS") transactions during the two years ended December 31, 2014 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2012	352,952	$5.80
Granted	119,432	5.65
Exercised	(19,572)	5.87
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2013	452,812	$5.76
Granted	137,382	7.36
Exercised	(68,170)	5.85
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2014	522,024	$6.17

At December 31, 2014, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $4,446,000.

SARS exercised during the year ended December 31, 2014 and 2013, respectively, had intrinsic values of $275,000 and $36,000.

The weighted average fair value of SARS granted for each of the years ended December 31, 2014 and 2013 was $2.02 and $1.49, respectively.

The following table summarizes information about SARS outstanding as of December 31, 2014:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			SARS	Contractual Life (Years)	Exercise Price
	$4.90		33,184	0.08	$4.90
$5.62	-	$7.36	488,840	2.49	$6.26
$4.90	-	$7.36	522,024	2.34	$6.17

At December 31, shares available to issue as awards under the plan were 4,360,846 for 2014 and 4,968,562 for 2013. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2014	$7.36	$7.36-$10.38
2013	$5.65	$5.65-$5.88

Market price
2014	$7.36	$7.36-$10.38
2013	$5.65	$5.65-$5.88

Risk free interest rate (1)
2014	1.5%	1.5%-2.6%
2013	0.9%	0.9%-1.7%

Expected award life (2) (in years)	5	5-10

Expected volatility (3)
2014	42.5%	37.3%-42.5%
2013	46.0%	36.7%-46.0%

Expected dividend yield (4)
2014	3.7%	2.9%-3.7%
2013	4.8%	4.6%-4.8%

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

For the years ended December 31, 2014 and 2013, the Company recognized $1,175,000 and $788,000, respectively, of pre-tax share-based compensation expense, related to options and SARs, recorded in selling and administrative expense in the consolidated statements of comprehensive income. These expenses were offset by $120,000 and $72,000, respectively, of deferred tax benefits for non-qualified share–based compensation.

On February 7, 2014, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Stock and Awards Plan of the Company to four members of senior management for a total of 100,000 shares. The fair value of the stock on the date of grant was $7.36 per share for a total value of $736,000. These shares are unvested at the time of grant and will vest if the executives are still employed by the Company on February 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan. On November 7, 2014, the Board of Directors approved a restricted stock grant under the terms of the 2013 Stock and Awards Plan to the four independent members of the Board of Directors for a total of 6,016 shares. The fair value of the stock on the date of grant was $11.96 per share for a total value of $72,000. These shares are unvested at the time of grant and will vest if the directors are still serving on the Company’s Board of Directors on November 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan. Expense for each of these grants is being recognized over the service period. In 2014, the Company recognized approximately $229,000 in expense associated with the grants.

As of December 31, 2014, the Company had $579,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based rewards.

During the years ended December 31, 2014 and 2013, the Company received $1,855,000 and $2,216,000, respectively, in cash from stock option exercises. Current tax benefits of $263,000 and $270,000, respectively, were recognized for these exercises. Additionally, during the year ended December 31, 2014, the Company received 20,560 shares of its common stock as payment for the issuance of 40,816 shares of its common stock related to the exercise of stock options.

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2014	2013

Net earnings used in the computation of basic and diluted earnings per share	$11,349,000	$5,850,000
Weighted average shares outstanding - basic	13,298,452	12,523,176
Common stock equivalents	566,246	164,032
Total weighted average shares outstanding - diluted	13,864,698	12,687,208
Per Share Data:
Basic
Net earnings	$0.85	$0.47
Diluted
Net earnings	$0.82	$0.46

Awards to purchase an average of 34,400  shares of common stock with a weighted average exercise price of $10.03 per share were outstanding during 2014 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.  Awards to purchase an average of 451,112 shares of common stock with a weighted average exercise price of $6.40 per share were outstanding during 2013 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Accrued Expenses:

	Year Ended December 31,
	2014	2013
Salaries, wages, commissions and vacation pay	$5,926,000	$5,607,000
Accrued rebates	1,273,000	826,000
Other accrued expenses	1,796,000	1,335,000
	$8,995,000	$7,768,000

NOTE 15 – Acquisition of Business:

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”). Since 1993, HPI has built a stellar reputation for quality and responsiveness as a privately owned company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. HPI’s award-winning image apparel is worn by some of the most prestigious brands in the markets that they serve. The purchase price for the asset acquisition consisted of approximately $32.5 million in cash, subject to adjustment and inclusive of the real estate purchase described below, the issuance of approximately 417,000 restricted shares of Superior’s common stock, the potential future payment of up to $7.2 million in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI. The transaction also included the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI.

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

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of HPI based on their estimated fair values as of the closing date of the transaction:

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

At the closing of the acquisition, the estimated value for acquisition-related contingent consideration payable was $6,743,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $1,920,000 and $960,000 for the years ended December 31, 2014 and 2013, respectively.

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

The following table presents pro forma results of operations for the year ended December 31, 2013 and gives effect to the transaction as if it had been consummated on January 1, 2012. The unaudited pro forma results of operations have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the acquisition been completed on January 1, 2012 or of the results that may occur in the future. Furthermore, the pro forma financial information does not reflect the impact of any reorganization or restructuring expenses or operating efficiencies resulting from combining the two companies.

Year ended
12/31/13

Net sales	$168,838,000

Income before taxes on income	9,590,000

Net income	$6,565,000

Weighted average number of shares outstanding during the period
(Basic)	12,731,794
(Diluted)	12,895,826
Per Share Data:
Basic
Net income	$0.52
Diluted
Net income	$0.51

NOTE 16 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2014	2013
Income taxes paid	$5,274,000	$2,537,000
Interest paid	$466,000	$193,000

During the year ended December 31, 2014, the Company received 20,560 shares of its common stock as payment for the exercise of stock options for 40,816 shares.

NOTE 17 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program the Company reacquired and retired -0- shares and 26,422 shares of its common stock in the years ended December 31, 2014 and 2013, respectively, with approximate costs of -0-, and $162,000, respectively. At December 31, 2014, the Company had 261,675 shares remaining on its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2014
Net sales	$188,199,000	$11,424,000	$(3,374,000)	$196,249,000

Gross margin	$64,480,000	$6,487,000	(2,230,000)	$68,737,000

Selling and administrative expenses	48,924,000	4,030,000	(2,230,000)	50,724,000

Interest expense	484,000	-	-	484,000

Income before taxes on income	$15,072,000	$2,457,000	$-	$17,529,000

Depreciation and amortization	$3,581,000	$258,000	$-	$3,839,000

Capital expenditures	$2,187,000	$2,749,000	$-	$4,936,000

Total assets	$131,710,000	$9,797,000	$(1,570,000)	$139,937,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2013
Net sales	$145,846,000	$9,285,000	$(3,635,000)	$151,496,000

Gross margin	$49,252,000	$5,720,000	(2,414,000)	$52,558,000

Selling and administrative expenses	42,854,000	3,433,000	(2,414,000)	43,873,000

Interest expense	195,000	-	-	195,000

Income before taxes on income	$6,203,000	$2,287,000	$-	$8,490,000

Depreciation and amortization	$2,375,000	$207,000	$-	$2,582,000

Capital expenditures	$1,274,000	$357,000	$-	$1,631,000

Total assets	$119,532,000	$7,341,000	$(1,379,000)	$125,494,000

NOTE 19 – Subsequent Event:

On December 29, 2014, the Board of Directors declared a 2-for-1 stock split of the Company’s common stock. The record date for the split was January 12, 2015, and the stock split became effective on February 4, 2015. All share and per share information in these consolidated financial statements has been restated for all periods presented giving retroactive effect to the stock split. The Company revised certain historical amounts when it recorded the 2-for-1 stock split. The amounts were immaterial and reclassified within shareholders’ equity between par value and additional paid in capital.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Superior Uniform Group, Inc.:

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAYER HOFFMAN MCCANN P.C.

Clearwater, Florida

February 26, 2015

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Item 9B.     Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2014 are listed below:

BOARD OF DIRECTORS
Sidney Kirschner	Chairperson of the Board. Executive Vice President, Piedmont Healthcare
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Robin Hensley	President, Raising the Bar
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank
Todd Siegel	Director
EXECUTIVE OFFICERS
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
Jordan M. Alpert	Vice President, General Counsel and Secretary

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and controller) and employees, known as the Code of Business and Ethical Conduct (the “Code”). The Code is available on the Company's website. In the event that we amend or waive any of the provisions of the Code applicable to our principal executive officer, principal financial officer, principal accounting officer, or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company's website at www.superioruniformgroup.com.

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2015 Annual Meeting of Shareholders.

Item 11.          Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2015 Annual Meeting of Shareholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2014, including the 2003 Incentive Stock and Awards Plan and the 2013 Incentive Stock and Awards Plan :

Number of securities
remaining available
	Number of securities		for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	1,640,082	$6.48	4,360,846

Equity compensation Plans not approved by Security holders	-	-	-

Total	1,640,082	$6.48	4,360,846

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2015 Annual Meeting of Shareholders.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2015 Annual Meeting of Shareholders.

Item 14.          Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2015 Annual Meeting of Shareholders.

PART IV

Item 15.		Exhibits and Financial Statement Schedules
(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of comprehensive income - years ended December 31, 2014 and 2013	21
		Consolidated balance sheets - December 31, 2014 and 2013	22
		Consolidated statements of shareholders' equity and comprehensive income - years ended December 31, 2014 and 2013	23
		Consolidated statements of cash flows - years ended December 31, 2014 and 2013	24
		Notes to consolidated financial statements	25-43
		Independent Auditors' Report	44
(a)	2.	Financial Statement Schedules
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

DATE: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock

Michael Benstock, February 26, 2015

Chief Executive Officer

(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.

Andrew D. Demott, Jr., February 26, 2015

Chief Financial Officer and Treasurer

(Principal Financial

Officer and Principal Accounting Officer)

/s/ Sidney Kirschner Sidney Kirschner, February 26, 2015 (Chairperson of the Board)	/s/ Alan D. Schwartz Alan Schwartz, February 26, 2015 (Director)

/s/ Paul Mellini Paul Mellini, February 26, 2015 (Director)	/s/ Robin Hensley Robin Hensley, February 26, 2015 (Director)

/s/ Todd Siegel Todd Siegel, February 26, 2015 (Director)

SUPERIOR UNIFORM GROUP, INC.
EXHIBIT INDEX

Exhibit No.	Description
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

10.23

First Amendment and Waiver to Second Amended and Restated Credit Agreement and Other Loan Documents, dated October 22, 2013, among Superior Uniform Group, Inc., Fifth Third Bank, and certain other parties thereto, filed as Exhibit 10.23 to the Registrant’s 2013 Annual Report on Form 10-K (File/Film No: 001-05869/1463555) and incorporated herein by reference.

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

21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
31.1(1)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(1)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**+	XBRL Instance Document.
101.SCH**+	XBRL Taxonomy Extension Schema Document.
101.CAL**+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**+	XBRL Taxonomy Extension Presentation Linkbase Document.

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