Form 10-Q
period 2015-03-31
SUPERIOR UNIFORM GROUP INC
filed 2015-04-22
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

Yes [ ] No [X]

As of April 20, 2015, the registrant had 13,665,050 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited)

	2015	2014

Net sales	$46,347,000	$41,027,000

Costs and expenses:
Cost of goods sold	30,551,000	26,971,000
Selling and administrative expenses	12,437,000	12,083,000
Interest expense	136,000	95,000
	43,124,000	39,149,000

Income before taxes on income	3,223,000	1,878,000
Income tax expense	1,180,000	660,000

Net income	$2,043,000	$1,218,000

Weighted average number of shares outstanding during the period
(Basic)	13,584,922	13,128,946
(Diluted)	14,548,084	13,553,740
Per Share Data:
Basic
Net income	$0.15	$0.09
Diluted
Net income	$0.14	$0.09

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	128,000	52,000

Loss on cash flow hedging activities	(22,000)	(14,000)

Other comprehensive income	106,000	38,000

Comprehensive income	$2,149,000	$1,256,000

Cash dividends per common share	$0.075	$0.068

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2015	December 31,
	(Unaudited)	2014
CURRENT ASSETS:
Cash and cash equivalents	$5,019,000	$4,586,000
Accounts receivable, less allowance for doubtful accounts of $670,000 and $680,000, respectively	27,093,000	27,956,000
Accounts receivable - other	4,570,000	4,135,000
Prepaid expenses and other current assets	6,727,000	4,497,000
Inventories*	59,921,000	58,282,000
TOTAL CURRENT ASSETS	103,330,000	99,456,000

PROPERTY, PLANT AND EQUIPMENT, NET	16,743,000	16,285,000
OTHER INTANGIBLE ASSETS, NET	15,771,000	16,288,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	3,546,000	3,636,000
OTHER ASSETS	139,000	137,000
	$143,664,000	$139,937,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,848,000	$9,706,000
Other current liabilities	6,143,000	8,995,000
Current portion of long-term debt	2,750,000	2,375,000
Current portion of acquisition-related contigent liability	3,155,000	1,189,000

TOTAL CURRENT LIABILITIES	22,896,000	22,265,000

LONG TERM DEBT	25,250,000	22,660,000
LONG-TERM PENSION LIABILITY	8,012,000	8,084,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	3,812,000	5,745,000
OTHER LONG-TERM LIABILITIES	600,000	580,000
DEFERRED INCOME TAXES	221,000	191,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 13,614,569 and 13,514,566, respectively.	14,000	13,000
Additional paid-in capital	30,868,000	29,501,000
Retained earnings	57,830,000	56,843,000
Accumulated other comprehensive loss, net of tax:
Pensions	(5,706,000)	(5,834,000)
Cash flow hedges	(133,000)	(111,000)
TOTAL SHAREHOLDERS' EQUITY	82,873,000	80,412,000
	$143,664,000	$139,937,000

* Inventories consist of the following:

	March 31,
	2015	December 31,
	(Unaudited)	2014
Finished goods	$46,614,000	$44,610,000
Work in process	857,000	323,000
Raw materials	12,450,000	13,349,000
	$59,921,000	$58,282,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,043,000	$1,218,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	953,000	938,000
Provision for bad debts - accounts receivable	59,000	53,000
Share-based compensation expense	824,000	827,000
Deferred income tax provision	62,000	276,000
Loss (gain) on sales of property, plant and equipment	12,000	(49,000)
Accretion of acquisition-related contingent liability	33,000	32,000

Changes in assets and liabilities:
Accounts receivable - trade	804,000	(785,000)
Accounts receivable - other	(435,000)	(678,000)
Inventories	(1,639,000)	(5,206,000)
Prepaid expenses and other current assets	(2,230,000)	(1,460,000)
Other assets	(2,000)	7,000
Accounts payable	1,142,000	1,476,000
Other current liabilities	(2,887,000)	(3,929,000)
Long-term pension liability	127,000	3,000
Other long-term liabilities	20,000	20,000
Net cash used in operating activities	(1,114,000)	(7,257,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(906,000)	(809,000)
Proceeds from disposals of property, plant and equipment	-	75,000
Net cash used in investing activities	(906,000)	(734,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	13,220,000	18,450,000
Repayment of long-term debt	(10,255,000)	(10,770,000)
Payment of cash dividends	(1,000,000)	(833,000)
Proceeds received on exercise of stock options	356,000	236,000
Excess tax benefit from exercise of stock options	132,000	6,000

Net cash provided by financing activities	2,453,000	7,089,000

Net increase (decrease) in cash and cash equivalents	433,000	(902,000)

Cash and cash equivalents balance, beginning of year	4,586,000	5,316,000

Cash and cash equivalents balance, end of period	$5,019,000	$4,414,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)     Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding and Fashion Seal Corporation; The Office Gurus, LTDA, De C.V., The Office Masters, LTDA, De C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding. All of these entities are referred to collectively as “the Company”. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d)    Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $517,000 for both of the three-month periods ended March 31, 2015 and 2014.

e)     Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2015 and 2014, respectively, were $26,000 and $33,000.

f)      Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,397,000 and $2,137,000 for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31,
	2015	2014
Net earnings used in the computation of basic and diluted earnings per share	$2,043,000	$1,218,000

Weighted average shares outstanding - basic	13,584,922	13,128,946
Common stock equivalents	963,162	424,794
Weighted average shares outstanding - diluted	14,548,084	13,553,740
Per Share Data:
Basic
Net earnings	$0.15	$0.09
Diluted
Net earnings	$0.14	$0.09

Awards to purchase 145,600 and 10,000 shares of common stock with weighted average exercise prices of $18.66 and $16.00 per share were outstanding during the three-month periods ending March 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of March 31, 2015, the Company’s derivative counterparty had investment grade credit ratings.

In July 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on a portion of the outstanding balance of the term loan was effectively converted to a fixed rate of 2.53% beginning July 1, 2014. The Company entered into this interest rate swap arrangement to mitigate future interest rate risk associated with its borrowings and has designated it as a cash flow hedge. (See Note 2.)

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

n)     Operating segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that it has two reportable segments - uniforms and related products and remote staffing solutions. (See Note 6.)

o)     Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options and stock settled stock appreciation rights. In 2014, the Company also granted restricted stock.

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At March 31, 2015, the Company had 4,215,246 shares of common stock available for grant of share-based compensation under the 2013 Plan.

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

For the three months ended March 31, 2015 and 2014, respectively, the Company recognized $757,000 and $786,000 of pre-tax share-based compensation expense related to options and SARS, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by deferred tax benefits of $97,000 and $97,000 (excluding restricted stock) for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had $512,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based awards.

On February 7, 2014, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to four members of senior management for a total of 100,000 shares. The fair value of the stock on the date of grant was $7.36 per share for a total value of $736,000. These shares were unvested at the time of grant and will vest if the executives are still employed by the Company on February 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. On November 7, 2014, the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to the four independent members of the Board of Directors for a total of 6,016 shares. The fair value of the stock on the date of grant was $11.96 per share for a total value of $72,000. These shares were unvested at the time of grant and will vest if the directors are still serving on the Company’s Board of Directors on November 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

Expense for each of these grants is being recognized on a straight-line basis over the respective service period. The Company recognized approximately $67,000 and $41,000 in expense associated with the grants for the three month periods ended March 31, 2015 and 2014, respectively. These expenses were offset by deferred tax benefits of $24,000 and $14,000 for the three month periods ended March 31, 2015 and 2014, respectively.

During the three-month periods ended March 31, 2015 and 2014, respectively, the Company received $356,000 and $236,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding	1,118,058	$6.63
Granted	92,308	18.66
Exercised	(54,590)	7.68
Lapsed	-	-
Cancelled	-	-
Outstanding	1,155,776	$7.54

At March 31, 2015, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $13,227,000.

Options exercised during the three-month period ended March 31, 2015 had an intrinsic value of $585,000. Options exercised during the three-month period ended March 31, 2014 had an intrinsic value of $113,000. The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2015 and 2014 was $5.20 and $4.04, respectively.

A summary of SARS transactions during the three months ended March 31, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding	522,024	$6.17
Granted	53,292	18.66
Exercised	(97,334)	5.83
Lapsed	-	-
Cancelled	-	-
Outstanding	477,982	$7.63

At March 31, 2015, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $5,405,000.

SARS exercised during the three-month period ended March 31, 2015 had an intrinsic value of $1,231,000. SARS exercised during the three-month period ended March 31, 2014 had an intrinsic value of $16,000. There were 53,292 and 68,691 SARS granted during the three-month periods ended March 31, 2015 and 2014, respectively. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2015 and 2014 was $5.20 and $4.04, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended
March 31,	SARS	Options

Exercise price
2015	$18.66	$18.66
2014	$7.36	$7.36

Market price
2015	$18.66	$18.66
2014	$7.36	$7.36

Risk free interest rate (1)
2015	1.5%	1.5%
2014	1.5%	1.5%

Expected award life (years) (2)	5	5

Expected volatility (3)
2015	34.9%	34.9%
2014	42.5%	42.5%

Expected dividend yield (4)
2015	1.6%	1.6%
2014	3.7%	3.7%

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

p)     Stock Split

On December 29, 2014, the Board of Directors declared a 2-for-1 stock split of the Company’s common stock. The record date of the split was January 12, 2015, and the stock split became effective February 4, 2015. All share and per share information in these consolidated interim financial statements have been restated for all periods presented, giving retroactive effect to the stock split. The Company revised certain historical amounts when it recorded the 2-for-1 stock split. The amounts were immaterial and reclassified within shareholders’ equity between par value and additional paid in capital.

q)     Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2017. The FASB has proposed a one year delay in the effective date of Topic 606. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

NOTE 2 - Long-Term Debt:

	March 31,	December 31,
	2015	2014

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$24,000,000	$24,375,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	4,000,000	440,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	-	220,000

	$28,000,000	$25,035,000
Less payments due within one year included in current liabilities	2,750,000	2,375,000

Long-term debt less current maturities	$25,250,000	$22,660,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.  Interest is payable on the term loan at LIBOR plus 0.95% (1.13% at March 31, 2015) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.20% at March 31, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of March 31, 2015, there were no outstanding balances under letters of credit.

On October 22, 2013, the Credit Agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the Credit Agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Second Amended and Restated Credit Agreement and other Loan Documents, as so amended, is referred to herein as the “Credit Agreement.” The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at March 31, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At March 31, 2015, the interest rate swap had a negative fair value of $207,000, which is presented within other current liabilities within the consolidated balance sheet. The aggregate change of $207,000, net of tax benefit of $74,000, since the inception of the hedge in July 2013 has been recorded within OCI through March 31, 2015. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2015 $2,000,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Credit Agreement and are recorded as additional interest expense.

The Company’s obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and a fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

NOTE 3 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2015	2014

Service cost - benefits earned during the period	$26,000	$20,000
Interest cost on projected benefit obligation	238,000	250,000
Expected return on plan assets	(336,000)	(348,000)
Recognized actuarial loss	199,000	81,000
Net periodic pension cost	$127,000	$3,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

NOTE 4 - Supplemental Cash Flow Information:

Cash paid for income taxes was $18,000 and $3,000, respectively, for the three-month periods ended March 31, 2015 and 2014. Cash paid for interest was $95,000 and $63,000, respectively for the three-month periods ended March 31, 2015 and 2014. During the three months ended March 31, 2015, the Company received 3,432 shares of its common stock as payment of the exercise price in the exercise of stock options for 9,640 shares.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Operating Segment Information:

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the
Three Months Ended
March 31, 2015
Net sales	$43,788,000	$3,466,000	$(907,000)	$46,347,000

Gross margin	$14,415,000	$1,996,000	$(615,000)	$15,796,000

Selling and administrative expenses	11,933,000	1,119,000	(615,000)	12,437,000

Interest expense	136,000	-	-	136,000

Income before income taxes	$2,346,000	877,000	$-	$3,223,000

Depreciation and amortization	$884,000	69,000	$-	$953,000

Capital expenditures	$693,000	213,000	$-	$906,000

Total assets	$135,061,000	$10,746,000	$(2,143,000)	$143,664,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the
Three Months Ended
March 31, 2014
Net sales	$39,147,000	$2,737,000	$(857,000)	$41,027,000

Gross margin	$13,029,000	$1,572,000	$(545,000)	$14,056,000

Selling and administrative expenses	11,656,000	972,000	(545,000)	12,083,000

Interest expense	95,000	-	-	95,000

Income before income taxes	$1,278,000	$600,000	$-	$1,878,000

Depreciation and amortization	$878,000	$60,000	$-	$938,000

Capital expenditures	$638,000	$171,000	$-	$809,000

Total assets	$125,373,000	$7,896,000	$(1,032,000)	$132,237,000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may”, “will”, “should”, “could”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, “potential”, or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials; our ability to successfully integrate operations following acquisitions; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Unless otherwise indicated, all share and per share information in this Form 10-Q has been adjusted for all periods presented to give retroactive effect to the 2-for-1 stock split effective on February 4, 2015.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $271,000.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the quarters ended March 31, 2015 and 2014 includes the compensation expense for the share-based payments granted in those quarters. In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not be material.

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

We are also beginning to gain traction in our penetration of the direct health care market. We have been awarded our first group purchasing organization contract effective February 1, 2015 that increases the number of healthcare facilities that we are able to pursue for direct sales by at least 3,000. We expect to be awarded additional agreements for other group purchasing organizations in the near term.

We have been and continue to actively pursue acquisitions to increase our market share in the Uniforms and Related Products segment.

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States. This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $8 million in net sales to outside customers in 2014.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2015 and beyond.  We increased net sales to outside customers in this segment by approximately 42% in 2014 as compared to 2013 and by approximately 63% in 2013 as compared to 2012.  We are investing in a new call center building in El Salvador expected to be completed near the end of 2015 that will essentially double our existing capacity there. We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $5 million to complete the project. We have also invested in smaller renovations that have added additional capacity in our Belize and United States locations as well. We continue to receive a favorable response from the market for our services and we believe this sector will continue to grow significantly in 2015 and beyond.

Results of Operations

Net sales increased 13.0% from $41,027,000 for the three months ended March 31, 2014 to $46,347,000 for the three months ended March 31, 2015.   The 13.0% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 11.3%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.7%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 6 to the consolidated interim financial statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 11.9% for the three months ended March 31, 2015, compared to the prior year quarter. The increase in net sales is attributed to continued market penetration as well as continued improvement in the economy including increases in voluntary employee turnover in the marketplace.

Remote Staffing Solutions net sales increased 26.6% before intersegment eliminations and 36.1% after intersegment eliminations for the three months ended March 31, 2015, compared to the prior year quarter. These increases are attributed to continued market penetration in 2015, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 67.1% for the three months ended March 31, 2015 and 66.7% for the comparable period in 2014. The increase as a percentage of net sales is primarily attributed to an increase in direct product costs as a percentage of net sales during 2015 (contributing 0.5%) partially offset by a reduction in overhead costs as a percentage of net sales as a result of higher volume in 2015 (contributing 0.1%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 42.4% for the three months ended March 31, 2015, and 42.6% in the comparable period for 2014.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 27.3% for the three months ended March 31, 2015 and 29.8% for the comparable period in 2014. The decrease as a percentage of net sales is attributed primarily to higher net sales in 2015 to cover operating expenses (contributing 3.2%), partially offset by higher pension and retirement plan expense primarily as a result of lower discount rates in 2015 as compared to 2014 (contributing 0.3%), and other minor net increases (contributing 0.4%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 32.3% for the three months ended March 31, 2015 and 35.5% for the comparable period in 2014. The decrease as a percentage of net sales is attributed primarily to the impact in 2015 of higher net sales to cover operating expenses.

Interest expense increased from $95,000 for the three months ended March 31, 2014 to $136,000 for the three months ended March 31, 2015. This increase is attributed primarily to an increase in the rate paid on a portion of the Company’s long-term debt as a result of the interest rate swap that became effective on July 1, 2014.

The Company’s effective tax rate for the three months ended March 31, 2015 was 36.6% versus 35.1% for the three months ended March 31, 2014.  The 1.5% increase in the effective tax rate is attributed primarily to a decrease in the benefit for income from foreign operations (contributing 1.3%), an increase in the amount of taxable income subject to the higher Federal rate for taxable earnings in excess of $10,000,000 (contributing 0.6%), partially offset by a decrease in non-deductible share based compensation as a percentage of taxable earnings (contributing 0.2%), and a net decrease in the net accrual for uncertain tax positions (contributing 0.2%).

Liquidity and Capital Resources

Accounts receivable - trade decreased 3.1% from $27,956,000 on December 31, 2014 to $27,093,000 on March 31, 2015. This decrease is primarily attributed to lower net sales in the first quarter of 2015 as compared to the fourth quarter of 2014.

Prepaid expenses and other current assets increased 49.6% from $4,497,000 on December 31, 2014 to $6,727,000 as of March 31, 2015. This increase is primarily attributed to an increase in deposits with vendors of $1,696,000 for upcoming purchases of finished goods as well as an increase in prepaid insurance of $469,000 due to timing of payments of annual premiums.

Inventories increased 2.8% from $58,282,000 on December 31, 2014 to $59,921,000 as of March 31, 2015 due to higher inventory levels required to meet expected increases in net sales volumes.

Other intangible assets decreased 3.2% from $16,288,000 on December 31, 2014 to $15,771,000 on March 31, 2015. This decrease is attributed to scheduled amortization of existing intangible assets.

Accounts payable increased 11.8% from $9,706,000 on December 31, 2014 to $10,848,000 on March 31, 2015. This increase is primarily due to the timing of inventory purchases and higher inventory levels required to meet expected increases in net sales volumes.

Other current liabilities decreased 31.7% from $8,995,000 on December 31, 2014 to $6,143,000 on March 31, 2015. This decrease is primarily due to the payment of year-end annual incentive compensation during the first quarter of the year.

Cash and cash equivalents increased by $433,000 from $4,586,000 on December 31, 2014 to $5,019,000 as of March 31, 2015. During the first quarter of 2015, the Company used cash of $1,114,000 in operating activities, used cash of $906,000 in investing activities for additions to property, plant and equipment, and generated $2,453,000 from financing activities.

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

During the three months ended March 31, 2015 and 2014, respectively, the Company paid cash dividends of $1,000,000 and $833,000.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.as discussed in Note 2. Interest is payable on the term loan at LIBOR plus 0.95% (1.13% at March 31, 2015) and on the revolving credit agreement at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.20% at March 31, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of March 31, 2015, there were no outstanding balances under letters of credit.

On October 22, 2013, the Credit Agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the Credit Agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. We refer to the Second Amended and Restated Credit Agreement and Other Loan Documents, as so amended, as the “Credit Agreement.” The Add on Credit Facility expires on July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at March 31, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At March 31, 2015, the interest rate swap had a negative fair value of $207,000, which is presented within other current liabilities within the consolidated balance sheet. The aggregate change of $207,000, net of tax benefit of $74,000, since the inception of the hedge in July 2013 has been recorded within OCI through March 31, 2015. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2015 $2,000,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

Our obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and a fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

The Company believes that income generated from operations and outside sources of credit, both trade and institutional, will be adequate to fund its operations for the remainder of the year and for the foreseeable future.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

None.

ITEM 1A.      Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2015, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended March 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(January 1, 2015 to	3,432 (2)	$6.575	N/A
January 31, 2015)
Month #2
(February 1, 2015 to	-	-	-
February 28, 2015)
Month #3
(March 1, 2015 to	-	-	-
March 31, 2015)
TOTAL	3,432 (2)	$6.575	N/A	261,675 (1)

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

(2)     Represents shares surrendered by option holders as payment of the exercise price in the exercise of incentive stock options.

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

Date: April 22, 2015	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2015	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.