Form 10-Q
period 2015-06-30
SUPERIOR UNIFORM GROUP INC
filed 2015-07-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Yes [  ]     No [X]

As of July 20, 2015, the registrant had 13,798,428 common shares outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30,

(Unaudited)

	2015	2014

Net sales	$54,116,000	$53,230,000

Costs and expenses:
Cost of goods sold	35,585,000	34,224,000
Selling and administrative expenses	13,008,000	13,026,000
Interest expense	129,000	113,000
	48,722,000	47,363,000

Income before taxes on income	5,394,000	5,867,000
Income tax expense	1,770,000	1,960,000

Net income	$3,624,000	$3,907,000

Weighted average number of shares outstanding during the period
(Basic)	13,730,646	13,207,804
(Diluted)	14,577,342	13,648,540
Per Share Data:
Basic
Net income	$0.26	$0.30
Diluted
Net income	$0.25	$0.29

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	129,000	54,000

Recognition of settlement loss included in net periodic pension costs	201,000	-

Gain (loss) on cash flow hedging activities	21,000	(47,000)

Other comprehensive income	351,000	7,000

Comprehensive income	$3,975,000	$3,914,000

Cash dividends per common share	$0.075	$0.068

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30,

(Unaudited)

(Continued)

	2015	2014

Net sales	$100,463,000	$94,257,000

Costs and expenses:
Cost of goods sold	66,136,000	61,195,000
Selling and administrative expenses	25,445,000	25,109,000
Interest expense	265,000	208,000
	91,846,000	86,512,000

Income before taxes on income	8,617,000	7,745,000
Income tax expense	2,950,000	2,620,000

Net income	$5,667,000	$5,125,000

Weighted average number of shares outstanding during the period
(Basic)	13,657,784	13,168,375
(Diluted)	14,562,713	13,601,140
Per Share Data:
Basic
Net income	$0.41	$0.39
Diluted
Net income	$0.39	$0.38

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	257,000	107,000

Recognition of settlement loss included in net periodic pension costs	201,000	-

Loss on cash flow hedging activities	(1,000)	(62,000)

Other comprehensive income	457,000	45,000

Comprehensive income	$6,124,000	$5,170,000

Cash dividends per common share	$0.15	$0.135

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,402,000	$4,586,000
Accounts receivable, less allowance for doubtful accounts of $800,000 and $680,000, respectively	29,824,000	27,956,000
Accounts receivable - other	3,243,000	4,135,000
Prepaid expenses and other current assets	5,916,000	4,497,000
Inventories*	60,775,000	58,282,000
TOTAL CURRENT ASSETS	106,160,000	99,456,000

PROPERTY, PLANT AND EQUIPMENT, NET	17,515,000	16,285,000
OTHER INTANGIBLE ASSETS, NET	15,255,000	16,288,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	4,105,000	3,636,000
OTHER ASSETS	178,000	137,000
	$147,348,000	$139,937,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,092,000	$9,706,000
Other current liabilities	6,763,000	8,995,000
Current portion of long-term debt	2,937,000	2,375,000
Current portion of acquisition-related contigent liability	3,169,000	1,189,000
TOTAL CURRENT LIABILITIES	26,961,000	22,265,000

LONG TERM DEBT	20,500,000	22,660,000
LONG-TERM PENSION LIABILITY	7,941,000	8,084,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	3,830,000	5,745,000
OTHER LONG-TERM LIABILITIES	620,000	580,000
DEFERRED INCOME TAXES	30,000	191,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 13,792,433 and 13,514,566, respectively.	14,000	13,000
Additional paid-in capital	32,583,000	29,501,000
Retained earnings	60,357,000	56,843,000
Accumulated other comprehensive loss, net of tax:
Pensions	(5,376,000)	(5,834,000)
Cash flow hedges	(112,000)	(111,000)
TOTAL SHAREHOLDERS' EQUITY	87,466,000	80,412,000
	$147,348,000	$139,937,000

*   Inventories consist of the following:

	June 30,
	2015	December 31,
	(Unaudited)	2014
Finished goods	$48,309,000	$44,610,000
Work in process	1,019,000	323,000
Raw materials	11,447,000	13,349,000
	$60,775,000	$58,282,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30,

(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,667,000	$5,125,000
Adjustments to reconcile net income to net cash provided by (used in) used in operating activities:
Depreciation and amortization	1,890,000	1,887,000
Provision for bad debts - accounts receivable	211,000	92,000
Share-based compensation expense	964,000	955,000
Deferred income tax (benefit) provision	(881,000)	230,000
Loss (gain) on disposals of property, plant and equipment	12,000	(67,000)
Accretion of acquisition-related contingent liability	65,000	64,000

Changes in assets and liabilities:
Accounts receivable - trade	(2,079,000)	(8,591,000)
Accounts receivable - other	892,000	759,000
Inventories	(2,493,000)	(7,787,000)
Prepaid expenses and other current assets	(1,419,000)	371,000
Other assets	(41,000)	(10,000)
Accounts payable	4,386,000	394,000
Other current liabilities	(2,233,000)	(2,521,000)
Long-term pension liability	567,000	5,000
Other long-term liabilities	40,000	40,000
Net cash provided by (used in) used in operating activities	5,548,000	(9,054,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,099,000)	(1,097,000)
Proceeds from disposals of property, plant and equipment	-	104,000
Net cash used in investing activities	(2,099,000)	(993,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	25,040,000	35,337,000
Repayment of long-term debt	(26,638,000)	(24,562,000)
Payment of cash dividends	(2,006,000)	(1,695,000)
Proceeds received on exercise of stock options	1,383,000	685,000
Excess tax benefit from exercise of stock options and SARS	588,000	5,000
Net cash (used in) provided by financing activities	(1,633,000)	9,770,000

Increase (decrease) in cash and cash equivalents	1,816,000	(277,000)

Cash and cash equivalents balance, beginning of year	4,586,000	5,316,000

Cash and cash equivalents balance, end of period	$6,402,000	$5,039,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $516,000 for each of the three-month periods ended June 30, 2015 and 2014, and $1,033,000 for each of the six-month periods ended June 30, 2015 and 2014, respectively.

e)	Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2015 and 2014, respectively, were $64,000 and $32,000. Advertising costs for the six-month periods ended June 30, 2015 and 2014, respectively, were $90,000 and $65,000.

f)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,229,000 and $2,231,000 for the three months ended June 30, 2015 and 2014, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $4,626,000 and $4,348,000, for the six months ended June 30, 2015 and 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings used in the computation of basic and diluted earnings per share	$3,624,000	$3,907,000	$5,667,000	$5,125,000

Weighted average shares outstanding - basic	13,730,646	13,207,804	13,657,784	13,168,375
Common stock equivalents	846,696	440,736	904,929	432,765
Weighted average shares outstanding - diluted	14,577,342	13,648,540	14,562,713	13,601,140
Per Share Data:
Basic
Net earnings	$0.26	$0.30	$0.41	$0.39
Diluted
Net earnings	$0.25	$0.29	$0.39	$0.38

Awards to purchase 10,000 shares of common stock with a weighted average exercise price of $8.00 per share were outstanding during the six-month period ending June 30, 2014 but were not included in the computation of diluted EPS because the awards’ exercise price was greater than the average market price of the shares of common stock. There were no such awards outstanding during the first six months of 2015.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of June 30, 2015, the Company’s derivative counterparty had investment grade credit ratings.

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

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options and stock settled stock appreciation rights. In 2015 and 2014, the Company also granted restricted stock awards.

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At June 30, 2015, the Company had 4,208,196 shares of common stock available for grant of share-based compensation under the 2013 Plan.

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

For the three months ended June 30, 2015 and 2014, respectively, the Company recognized $71,000 and $67,000 of share-based compensation related to stock options and SARS recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by $25,000 and $23,000 deferred tax benefits for non-qualified share-based compensation for the three-month periods ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, respectively, the Company recognized $828,000 and $853,000 of share-based compensation related to stock options and SARS recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by a $122,000 and $127,000 deferred tax benefit for non-qualified share-based compensation for the six-month periods ended June 30, 2015 and 2014, respectively.

On February 7, 2014, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan of the Company to four members of senior management for a total of 100,000 shares. The fair value of the stock on the date of grant was $7.36 per share for a total value of $736,000. These shares were unvested at the time of grant and will vest if the executives are still employed by the Company on February 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. On November 7, 2014, the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to the four independent members of the Board of Directors for a total of 6,016 shares. The fair value of the stock on the date of grant was $11.96 per share for a total value of $72,000. These shares were unvested at the time of grant and will vest if the directors are still serving on the Company’s Board of Directors on November 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. On April 15, 2015, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to a member of management for a total of 1,050 shares. The fair value of the stock on the date of grant was $21.92 per share for a total value of $23,000. These shares were unvested at the time of grant and will vest if the executive is still employed by the Company on April 15, 2018. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

Expense for all such grants is being recognized on a straight-line basis over the respective service periods.  The Company recognized approximately $69,000 and $61,000 in expense associated with such grants for the three-month periods ended June 30, 2015 and 2014, respectively, and approximately $136,000 and $102,000 for the six-month periods ended June 30, 2015 and 2014, respectively.  These expenses were offset by deferred tax benefits of $24,000 and $22,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $48,000 and $29,000 for the six-month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had $466,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based awards.

During the six-month periods ended June 30, 2015 and 2014, respectively, the Company received $1,383,000 and $685,000 in cash from stock option exercises.  Additionally, during the six-month periods ended June 30, 2015 and 2014, the Company received 7,765 and 5,345 shares of its common stock as payment for issuance of 27,432 and 10,204 shares of its common stock related to the exercise of stock options.

A summary of options transactions during the six months ended June 30, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2014	1,118,058	$6.63
Granted	103,308	18.46
Exercised	(212,540)	7.27
Lapsed	(5,000)	5.78
Cancelled	-	-
Outstanding June 30, 2015	1,003,826	$7.71

At June 30, 2015, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $9,055,000.

Options exercised during the three-month periods ended June 30, 2015 and 2014 had intrinsic values of $1,792,000 and $172,000, respectively. Options exercised during the six-month periods ended June 30, 2015 and 2014 had intrinsic values of $2,377,000 and $285,000, respectively. The weighted average grant date fair values of the Company’s options granted during the three-month periods ended June 30, 2015 and 2014 were $6.61 and $4.78, respectively. The weighted average grant date fair values of the Company’s options granted during the six-month periods ended June 30, 2015 and 2014 were $5.35 and $4.11, respectively.

A summary of SARS transactions during the six months ended June 30, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2014	522,024	$6.17
Granted	53,292	18.66
Exercised	(139,542)	5.77
Lapsed	-	-
Cancelled	-	-
Outstanding June 30, 2015	435,774	$7.82

At June 30, 2015, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,912,000.

There were 42,208 SARS exercised during the three-month period ended June 30, 2015. There were 8,335 SARS exercised during the three-month period ended June 30, 2014. SARS exercised during the three-month period ended June 30, 2015 had an intrinsic value of $700,000. There were 139,542 SARS exercised during the six-month period ended June 30, 2015. There were 11,439 SARS exercised during the six-month period ended June 30, 2014. SARS exercised during the six-month period ended June 30, 2015 had an intrinsic value of $1,931,000. There were 53,292 and 68,691 SARS granted during the six-month periods ended June 30, 2015 and 2014, respectively. The weighted average grant date fair values of the Company’s SARS granted during the six-month periods ended June 30, 2015 and 2014 were $5.20 and $4.04, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended
June 30,	SARS	Options

Exercise price
2015	N/A	$16.78
2014	N/A	$7.96

Market price
2015	N/A	$16.78
2014	N/A	$7.96

Risk free interest rate (1)
2015	N/A	2.1%
2014	N/A	2.6%

Expected award life (years) (2)	N/A	10

Expected volatility (3)
2015	N/A	39.0%
2014	N/A	37.3%

Expected dividend yield (4)
2015	N/A	1.8%
2014	N/A	3.4%

Six months ended
June 30,	SARS	Options

Exercise price
2015	$18.66	$16.78	-	$18.66
2014	$7.36	$7.36	-	$7.96

Market price
2015	$18.66	$16.78	-	$18.66
2014	$7.36	$7.36	-	$7.96

Risk free interest rate (1)
2015	1.5%	1.5%	-	2.1%
2014	1.5%	1.5%	-	2.6%

Expected award life (years) (2)	5	5	-	10

Expected volatility (3)
2015	34.9%	34.9%	-	39.0%
2014	42.5%	37.3%	-	42.5%

Expected dividend yield (4)
2015	1.6%	1.6%	-	1.8%
2014	3.7%	3.4%	-	3.7%

(1) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

(2) The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

(3) The determination of expected stock price volatility for awards granted in each of the three and six-month periods ending June 30, 2015 and 2014 was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2017. The FASB has implemented a one year delay in the effective date of Topic 606. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

NOTE 2 - Long-Term Debt:

	June 30,	December 31,
	2015	2014

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$23,437,000	$24,375,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	-	440,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	-	220,000

	$23,437,000	$25,035,000
Less payments due within one year included in current liabilities	2,937,000	2,375,000

Long-term debt less current maturities	$20,500,000	$22,660,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. Interest is payable on the term loan at LIBOR plus 0.95% (1.14% at June 30, 2015) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.20% at June 30, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility. The available balance under the Initial Credit Facility is reduced by outstanding letters of credit. As of June 30, 2015, there were no outstanding balances under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Second Amended and Restated Credit Agreement and other Loan Documents, as so amended, is referred to herein as the “Credit Agreement.” The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at June 30, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income (“OCI”), net of related income tax effects. At June 30, 2015, the interest rate swap had a negative fair value of $173,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $173,000, net of tax benefit of $61,000, since the inception of the hedge in July 2013 has been recorded within OCI through June 30, 2015. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2015 $1,437,000; 2016 $3,000,000; 2017 $3,000,000; 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Credit Agreement and are recorded as additional interest expense.

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

NOTE 3 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Service cost - benefits earned during the period	$26,000	$20,000	$52,000	$40,000
Interest cost on projected benefit obligation	238,000	251,000	476,000	501,000
Expected return on plan assets	(335,000)	(349,000)	(671,000)	(697,000)
Recognized actuarial loss	200,000	81,000	399,000	162,000
Settlement loss	311,000	-	311,000	-
Net periodic pension cost	$440,000	$3,000	$567,000	$6,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

There were no contributions made to the Company’s benefit plans during the six-month periods ended June 30, 2015, and June 30, 2014.

NOTE 4 - Supplemental Cash Flow Information:

Cash paid for income taxes was $2,928,000 and $2,172,000, respectively, for the six-month periods ended June 30, 2015 and 2014. Cash paid for interest was $228,000 and $165,000, respectively, for the six-month periods ended June 30, 2015 and 2014. During the six month periods ended June 30, 2015 and 2014, respectively, the Company received 7,765 and 5,345 shares of its common stock as payment of the exercise price in the exercise of stock options for 27,432 and 10,204 shares.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
June 30, 2015
Net sales	$51,256,000	$3,782,000	$(922,000)	$54,116,000

Gross margin	$17,026,000	$2,110,000	$(605,000)	$18,531,000

Selling and administrative expenses	12,317,000	1,296,000	(605,000)	13,008,000

Interest expense	129,000	-	-	129,000

Income before income taxes	$4,580,000	814,000	$-	$5,394,000

Depreciation and amortization	$864,000	73,000	$-	$937,000

Capital expenditures	$569,000	624,000	$-	$1,193,000

Total assets	$138,079,000	$11,225,000	$(1,956,000)	$147,348,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
June 30, 2014
Net sales	$51,372,000	$2,735,000	$(877,000)	$53,230,000

Gross margin	$18,050,000	$1,516,000	$(560,000)	$19,006,000

Selling and administrative expenses	12,608,000	978,000	(560,000)	13,026,000

Interest expense	113,000	-	-	113,000

Income before income taxes	$5,329,000	$538,000	$-	$5,867,000

Depreciation and amortization	$882,000	$67,000	$-	$949,000

Capital expenditures	$203,000	$85,000	$-	$288,000

Total assets	$132,261,000	$8,380,000	$(1,299,000)	$139,342,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Six Months Ended
June 30, 2015
Net sales	$95,044,000	$7,248,000	$(1,829,000)	$100,463,000

Gross margin	$31,441,000	$4,106,000	$(1,220,000)	$34,327,000

Selling and administrative expenses	24,250,000	2,415,000	(1,220,000)	25,445,000

Interest expense	265,000	-	-	265,000

Income before income taxes	$6,926,000	1,691,000	$-	$8,617,000

Depreciation and amortization	$1,748,000	142,000	$-	$1,890,000

Capital expenditures	$1,262,000	837,000	$-	$2,099,000

Total assets	$138,079,000	$11,225,000	$(1,956,000)	$147,348,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Six Months Ended
June 30, 2014
Net sales	$90,519,000	$5,472,000	$(1,734,000)	$94,257,000

Gross margin	$31,079,000	$3,088,000	$(1,105,000)	$33,062,000

Selling and administrative expenses	24,264,000	1,950,000	(1,105,000)	25,109,000

Interest expense	208,000	-	-	208,000

Income before income taxes	$6,607,000	$1,138,000	$-	$7,745,000

Depreciation and amortization	$1,760,000	$127,000	$-	$1,887,000

Capital expenditures	$841,000	$256,000	$-	$1,097,000

Total assets	$132,261,000	$8,380,000	$(1,299,000)	$139,342,000

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $298,000.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the six-month periods ended June 30, 2015 and 2014 includes the compensation expense for the share-based payments granted in those periods.  In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period.  The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate.  The Company determines the assumptions to be used based upon current economic conditions.  The impact of changing any of the individual assumptions by 10% would not be material.

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

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States.  This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has, in fact, enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $8 million in net sales to outside customers in 2014.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2015 and beyond.  We increased net sales to outside customers in this segment by approximately 42% in 2014 as compared to 2013 and by approximately 63% in 2013 as compared to 2012.  We are investing in a new call center building in El Salvador expected to be completed early in 2016 that will essentially double our existing capacity there.  We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $7 million to complete the project.  We have also invested in smaller renovations that have added additional capacity in our Belize and United States locations as well.  We continue to receive a favorable response from the market for our services and we believe this sector will continue to grow significantly in 2015 and beyond.

Results of Operations

Net sales increased 1.7% from $53,230,000 for the three months ended June 30, 2014 to $54,116,000 for the three months ended June 30, 2015. The 1.7% aggregate increase in net sales is split between a decrease in our Uniforms and Related Products segment (contributing 0.2%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.9%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment.  See Note 6 to the consolidated interim financial statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 6.6% from $94,257,000 for the six months ended June 30, 2014 to $100,463,000 for the six months ended June 30, 2015.  The 6.6% increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 4.8%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (contributing 1.8%).

Uniforms and Related Products net sales decreased 0.2% from $51,372,000 for the three months ended June 30, 2014 to $51,256,000 for the three months ended June 30, 2015.  The second quarter of 2014 included approximately $5,000,000 for a rollout of a new uniform program for an existing customer and the rollout of a special promotional uniform program for another of our existing customers of approximately $2,500,000.   While we continue to service these accounts, the sales to these accounts were not near the same magnitude as the prior year amounts.  The decreases above were almost entirely offset by our continued market penetration as well as continued improvement in the economy including increases in voluntary employee turnover in the marketplace.

Uniforms and Related Products net sales increased 5.0% from $90,519,000 for the six months ended June 30, 2014 to $95,044,000 for the six months ended June 30, 2015.  The increase in net sales is attributed primarily to our continued market penetration as well as continued improvement in the economy including increases in voluntary employee turnover in the marketplace partially offset by the two large programs from the second quarter of 2014 discussed above.

Remote Staffing Solutions net sales increased 38.3% and 32.5% before intersegment eliminations and 53.9% and 45.0% after intersegment eliminations, respectively, for the three and six months ended June 30, 2015, compared to the prior year periods.  These increases are attributed to continued market penetration in 2015, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.8% for the three months ended June 30, 2015 and 64.9% for the comparable period in 2014.  The increase as a percentage of net sales is primarily attributed to an increase in direct product costs as a percentage of net sales during 2015 (contributing 1.7%).  The increase in direct costs as a percentage of net sales is largely tied to the absence of the prior year rollout of the new uniform program for approximately $5,000,000 described above.  The account related to this rollout had a higher gross margin than our average account, as it required a higher level of customer service, distribution and other related costs reflected in selling and administrative costs over several quarters both prior to and during the rollout.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.9% for the six months ended June 30, 2015 and 65.7% for the comparable period in 2014.  The increase as a percentage of net sales is primarily attributed to an increase in direct product costs as a percentage of net sales during 2015 (contributing 1.2%).  The increase in costs as a percentage of net sales is largely tied to the absence of the prior year rollout of the new uniform program for approximately $5,000,000 described above.  The account related to this rollout had a higher gross margin than our average account, as it required a higher level of customer service, distribution and other related costs reflected in selling and administrative costs over several quarters both prior to and during the rollout.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 44.2% for the three months ended June 30, 2015, and 44.6% in the comparable period for 2014.   The percentage decrease in 2015 is not considered significant.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 43.3% for the six months ended June 30, 2015, and 43.6% in the comparable period for 2014.   The percentage decrease in 2015 is not considered significant.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 24.0% for the three months ended June 30, 2015 and 24.5% for the comparable period in 2014.  The decrease as a percentage of net sales is attributed primarily to lower payroll and related expenses, other than retirement plan expenses (contributing 0.8%) and other minor net decreases (contributing 0.4%).  As discussed in the cost of goods sold section above, the large customer rollout in the second quarter of the prior year carried a higher gross margin than our average account but this was offset by the fact that the account also had a larger than average contribution to selling and administrative expenses.  The absence of this major rollout in the second quarter of 2015 had a positive impact on selling and administrative expenses in that quarter.  These decreases were partially offset by a pension settlement loss recognized in the three-month period ended June 30, 2015 (contributing 0.5%) as well as higher ongoing pension and retirement plan expense primarily as a result of lower discount rates in 2015 as compared to 2014 (contributing 0.2%).

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment was 25.5% for the six months ended June 30, 2015 and 26.8% for the comparable period in 2014.  The decrease as a percentage of net sales is attributed primarily to higher net sales in 2015 to cover operating expenses (contributing 1.3%) and to lower payroll and related expenses, other than retirement plan expenses (contributing 1.2%).  As discussed in the cost of goods sold section above, the large customer rollout in the second quarter of the prior year carried a higher gross margin than our average account but this was offset by the fact that the account also had a larger than average contribution to selling and administrative expenses.  The absence of this major rollout in the second quarter of 2015 had a positive impact on selling and administrative expenses in that quarter.  These decreases were partially offset by a pension settlement loss recognized in the three-month period ended June 30, 2015 (contributing 0.3%) as well as higher ongoing pension and retirement plan expense primarily as a result of lower discount rates in 2015 as compared to 2014 (contributing 0.2%) and other minor net increases (contributing 0.7%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment was 34.3% for the three months ended June 30, 2015 and 35.8% for the comparable period in 2014.  The decrease as a percentage of net sales is attributed primarily to the impact in 2015 of higher net sales to cover operating expenses.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 33.3% for the six months ended June 30, 2015 and 35.6% for the comparable period in 2014.  The decrease as a percentage of net sales is attributed primarily to the impact in 2015 of higher net sales to cover operating expenses.

Interest expense increased from $113,000 for the three months ended June 30, 2014 to $129,000 for the three months ended June 30, 2015.  This increase is not considered significant.

Interest expense increased from $208,000 for the six months ended June 30, 2014 to $265,000 for the six months ended June 30, 2015.  This increase is attributed primarily to an increase in the rate paid on a portion of the Company’s long-term debt as a result of the interest rate swap that became effective on July 1, 2014.

The Company’s effective tax rate for the three months ended June 30, 2015 was 32.8% versus 33.4% for the three months ended June 30, 2014.  The 0.6% decrease in the effective tax rate is attributed primarily to the reversal of previously recognized deferred tax on income from foreign operations that was now determined to be permanently invested (contributing 2.4%) offset by a decrease in the benefit for current income from foreign operations (contributing 1.0%), an increase in the amount of income subject to the federal tax surcharge on income in excess of $10,000,000 (contributing 0.5%) and the state tax rate (contributing 0.3%).

The Company’s effective tax rate for the six months ended June 30, 2015 was 34.2% versus 33.9% for the six months ended June 30, 2014.  The 0.3% increase in such effective tax rate is attributed primarily to a decrease in the benefit for current income from foreign operations (contributing 1.0%) and an increase in the amount of income subject to the federal tax surcharge on income in excess of $10,000,000 (contributing 0.5%) partially offset by the reversal of previously recognized deferred tax on income from foreign operations that was now determined to be permanently invested (contributing 1.2%).

Liquidity and Capital Resources

Accounts receivable-trade increased 6.7% from $27,956,000 on December 31, 2014 to $29,824,000 on June 30, 2015. This increase is primarily attributed to higher net sales in the second quarter of 2015 as compared to the fourth quarter of 2014.

Prepaid expenses and other current assets increased 31.6% from $4,497,000 on December 31, 2014 to $5,916,000 as of June 30, 2015.  This increase is primarily attributed to an increase in deposits with vendors of $1,404,000 for upcoming purchases of finished goods as well as an increase in prepaid insurance of $263,000 due to timing of payments of annual premiums.

Inventories increased 4.3% from $58,282,000 on December 31, 2014 to $60,775,000 as of June 30, 2015 due to higher inventory levels required to meet expected increases in net sales volumes.

Other intangible assets decreased 6.3% from $16,288,000 on December 31, 2014 to $15,255,000 on June 30, 2015.  This decrease is attributed to scheduled amortization of existing intangible assets.

Accounts payable increased 45.2% from $9,706,000 on December 31, 2014 to $14,092,000 on June 30, 2015.  This increase is primarily due to the timing of inventory purchases.

Other current liabilities decreased 24.8% from $8,995,000 on December 31, 2014 to $6,763,000 on June 30, 2015. This decrease is primarily due to the payment of year-end annual incentive compensation during the first quarter of the year offset by current year accruals.

Cash and cash equivalents increased by $1,816,000 from $4,586,000 on December 31, 2014 to $6,402,000 as of June 30, 2015. During the six months ended June 30, 2015, the Company generated cash of $5,548,000 in operating activities, used cash of $2,099,000 in investing activities for additions to property, plant and equipment, and used cash of $1,633,000 in financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.  We are investing in a new call center building in El Salvador expected to be completed early in 2016 that will essentially double our existing capacity there.  We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $7 million to complete the project.  The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2015 and 2014, respectively, the Company paid cash dividends of $2,006,000 and $1,695,000.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. as discussed in Note 2 to the consolidated interim financial statements. Interest is payable on the term loan at LIBOR plus 0.95% (1.14% at June 30, 2015) and on the revolving credit agreement at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.20% at June 30, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of June 30, 2015, there were no outstanding balances under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014.  We refer to the Second Amended and Restated Credit Agreement and Other Loan Documents, as so amended, as the “Credit Agreement.”  The Add on Credit Facility expires on July 1, 2016.  Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at June 30, 2015).  The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. At June 30, 2015, the interest rate swap had a negative fair value of $173,000, which is presented within other current liabilities within the consolidated balance sheet. The aggregate change of $173,000, net of tax benefit of $61,000, since the inception of the hedge in July 2013 has been recorded within OCI through June 30, 2015. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows:  2015 $1,437,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000.  The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2015, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock during the three months ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(April 1, 2015 to	4,333 (2)	$5.62	N/A
April 30, 2015)
Month #2
(May 1, 2015 to	-	-	-
May 31, 2015)
Month #3
(June 1, 2015 to	-	-	-
June 30, 2015)
TOTAL	4,333 (2)	$5.62	N/A	261,675 (1)

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

Date: July 23, 2015	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2015	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer & Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.