Form 10-Q
period 2015-09-30
SUPERIOR UNIFORM GROUP INC
filed 2015-10-22
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM lO-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐                              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-05869

Exact name of registrant as specified in its charter:

SUPERIOR UNIFORM GROUP, INC.

State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.
Florida	11-1385670

Address of principal executive offices:

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Registrant's telephone number, including area code:

727-397-9611

Former name, former address and former fiscal year, if changed since last report: _________________________________

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

Yes [_] No [X]

As of October 19, 2015, the Registrant had 13,857,281 share of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2015	2014

Net sales	$56,662,000	$52,291,000

Costs and expenses:
Cost of goods sold	37,438,000	33,858,000
Selling and administrative expenses	13,513,000	13,121,000
Interest expense	130,000	144,000
	51,081,000	47,123,000

Income before taxes on income	5,581,000	5,168,000
Income tax expense	1,550,000	1,800,000
Net income	$4,031,000	$3,368,000

Weighted average number of shares outstanding during the period
(Basic)	13,833,561	13,375,566
(Diluted)	14,585,688	14,004,202
Per Share Data:
Basic
Net income	$0.29	$0.25
Diluted
Net income	$0.28	$0.24

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	129,000	53,000

Recognition of settlement loss included in net periodic pension costs	10,000	39,000

(Loss) gain on cash flow hedging activities	(12,000)	48,000

Other comprehensive income	$127,000	$140,000

Comprehensive income	$4,158,000	$3,508,000

Cash dividends per common share	$0.083	$0.075

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

(Unaudited)

	2015	2014

Net sales	$157,125,000	$146,548,000

Costs and expenses:
Cost of goods sold	103,574,000	95,053,000
Selling and administrative expenses	38,958,000	38,230,000
Interest expense	395,000	352,000
	142,927,000	133,635,000

Income before taxes on income	14,198,000	12,913,000
Income tax expense	4,500,000	4,420,000

Net income	$9,698,000	$8,493,000

Weighted average number of shares outstanding during the period
(Basic)	13,716,376	13,237,438
(Diluted)	14,570,371	13,735,494
Per Share Data:
Basic
Net income	$0.71	$0.64
Diluted
Net income	$0.67	$0.62

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	386,000	160,000

Recognition of settlement loss included in net periodic pension costs	211,000	39,000

Loss on cash flow hedging activities	(13,000)	(14,000)

Other comprehensive income	$584,000	$185,000

Comprehensive income	$10,282,000	$8,678,000

Cash dividends per common share	$0.233	$0.210

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	December 31,
	(Unaudited)	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,074,000	$4,586,000
Accounts receivable, less allowance for doubtful accounts of $840,000 and $680,000, respectively	35,059,000	27,956,000
Accounts receivable - other	3,088,000	4,135,000
Inventories*	62,284,000	58,282,000
Prepaid expenses and other current assets	4,813,000	4,497,000
TOTAL CURRENT ASSETS	108,318,000	99,456,000

PROPERTY, PLANT AND EQUIPMENT, NET	19,106,000	16,285,000
OTHER INTANGIBLE ASSETS, NET	14,738,000	16,288,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	4,485,000	3,636,000
OTHER ASSETS	1,180,000	137,000
	$151,962,000	$139,937,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,497,000	$9,706,000
Other current liabilities	8,125,000	8,995,000
Current portion of long-term debt	3,000,000	2,375,000
Current portion of acquisition-related contigent liability	1,978,000	1,189,000
TOTAL CURRENT LIABILITIES	28,600,000	22,265,000

LONG TERM DEBT	21,130,000	22,660,000
LONG-TERM PENSION LIABILITY	6,826,000	8,084,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	3,848,000	5,745,000
OTHER LONG-TERM LIABILITIES	480,000	580,000
DEFERRED INCOME TAXES	-	191,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 13,856,291 and 13,514,566, respectively.	14,000	13,000
Additional paid-in capital	33,244,000	29,501,000
Retained earnings	63,181,000	56,843,000
Accumulated other comprehensive loss, net of tax:
Pensions	(5,237,000)	(5,834,000)
Cash flow hedges	(124,000)	(111,000)
TOTAL SHAREHOLDERS' EQUITY	91,078,000	80,412,000
	$151,962,000	$139,937,000

* Inventories consist of the following:

	September 30,
	2015	December 31,
	(Unaudited)	2014
Finished goods	$48,343,000	$44,610,000
Work in process	859,000	323,000
Raw materials	13,082,000	13,349,000
	$62,284,000	$58,282,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,698,000	$8,493,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	2,834,000	2,842,000
Provision for bad debts - accounts receivable	232,000	141,000
Share-based compensation expense	1,285,000	1,338,000
Deferred income tax (benefit) provision	(1,361,000)	130,000
Loss (gain) on disposals of property, plant and equipment	13,000	(91,000)
Accretion of acquisition-related contingent liability	92,000	96,000
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(7,335,000)	(7,091,000)
Accounts receivable - other	1,047,000	530,000
Inventories	(4,002,000)	(5,958,000)
Prepaid expenses and other current assets	(316,000)	608,000
Other assets	(1,043,000)	14,000
Accounts payable	5,791,000	2,918,000
Other current liabilities	(890,000)	91,000
Long-term pension liability	(333,000)	68,000
Other long-term liabilities	(100,000)	(65,000)

Net cash provided from operating activities	5,612,000	4,064,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,118,000)	(4,334,000)
Disposals of property, plant and equipment	-	128,000
Net cash used in investing activities	(4,118,000)	(4,206,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	44,460,000	46,197,000
Repayment of long-term debt	(45,365,000)	(47,322,000)
Payment of cash dividends	(3,128,000)	(2,675,000)
Payment of contingent liability	(1,200,000)	-
Proceeds received on exercise of stock options and SARS	1,501,000	1,461,000
Excess tax benefit from exercise of stock options	726,000	188,000

Net cash used in financing activities	(3,006,000)	(2,151,000)

Net decrease in cash and cash equivalents	(1,512,000)	(2,293,000)

Cash and cash equivalents balance, beginning of year	4,586,000	5,316,000

Cash and cash equivalents balance, end of period	$3,074,000	$3,023,000

See accompanying notes to consolidated interim financial statements.

 SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $516,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $1,549,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.

e)	Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2015 and 2014, respectively were $11,000 and $28,000. Advertising costs for the nine-month periods ended September 30, 2015 and 2014, respectively were $101,000 and $92,000.

f)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,443,000 and $2,418,000 for the three months ended September 30, 2015 and 2014, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $7,069,000 and $6,791,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Net earnings used in the computation of basic and diluted earnings per share	$4,031,000	$3,368,000	$9,698,000	$8,493,000

Weighted average shares outstanding - basic	13,833,561	13,375,566	13,716,376	13,237,438
Common stock equivalents	752,127	628,636	853,995	498,056
Weighted average shares outstanding - diluted	14,585,688	14,004,202	14,570,371	13,735,494

Per Share Data :
Basic
Net earnings	$0.29	$0.25	$0.71	$0.64

Diluted
Net earnings	$0.28	$0.24	$0.67	$0.62

Awards to purchase approximately 144,000 and 118,000 shares of common stock with weighted average exercise prices of $17.71 and $10.38 per share were outstanding during the three-month periods ending September 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the shares of common stock.

Awards to purchase approximately 97,000 and 46,000 shares of common stock with weighted average exercise prices of $18.19 and $10.03 per share were outstanding during the nine-month periods ending September 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the shares of common stock.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of September 30, 2015, the Company’s derivative counterparty had investment grade credit ratings.

In July 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on a portion of the outstanding balance of the term loan was effectively converted to a fixed rate of 2.53% beginning July 1, 2014. The Company entered into this interest rate swap arrangement to mitigate future interest rate risk associated with its borrowings and has designated it as a cash flow hedge. (See Note 2).

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

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that it has two reportable segments – uniforms and related products and remote staffing solutions. (See Note 6).

o)	Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options and stock settled stock appreciation rights. In 2015 and 2014, the Company also granted restricted stock awards.

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2015, the Company had 4,159,306 shares of common stock available for grants of share-based compensation awards under the 2013 Plan.

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

For the three months ended September 30, 2015 and 2014, respectively, the Company recognized $251,000 and $323,000 of share-based compensation related to stock options and SARS recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income.

For the nine months ended September 30, 2015 and 2014, respectively, the Company recognized $1,079,000 and $1,175,000 of share-based compensation related to stock options and SARS recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by a $122,000 and a $127,000 deferred tax benefit for non-qualified share-based compensation for the nine-month periods ended September 30, 2015 and 2014, respectively.

On February 7, 2014, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan of the Company to four members of senior management for a total of 100,000 shares. The fair value of the stock on the date of the grant was $7.36 per share for a total value of $736,000. These shares were unvested at the time of grant and will vest if the executives are still employed by the Company on February 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. On November 7, 2014, the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to the four independent members of the Board of Directors for a total of 6,016 shares. The fair value of the stock on the date of grant was $11.96 per share for a total value of $72,000. These shares were unvested at the time of grant and will vest if the directors are still serving on the Company’s Board of Directors on November 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. On April 15, 2015, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to a member of management for a total of 1,050 shares. The fair value of the stock on the date of grant was $21.92 per share for a total value of $23,000. These shares were unvested at the time of grant and will vest if the executive is still employed by the Company on April 15, 2018. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

Expense for all such grants of restricted stock is being recognized on a straight-line basis over the respective service periods. The Company recognized approximately $69,000 and $61,000 in expense associated with such grants for the three-month periods ended September 30, 2015 and 2014, respectively, and approximately $206,000 and $163,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. These expenses were offset by deferred tax benefits of $25,000 and $22,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $73,000 and $51,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had $397,000 of unrecognized compensation cost expected to be recognized in the future for prior share-based awards.

During the nine-month periods ended September 30, 2015 and 2014, respectively, the Company received $1,501,000 and $1,461,000 in cash from stock option exercises. Additionally, during the nine-month periods ended September 30, 2015 and 2014, the Company received 14,571 and 20,256 shares of its common stock as payment for the issuance of 50,224 and 40,816 shares of its common stock related to the exercise of stock options.

A summary of options transactions during the nine months ended September 30, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2014	1,118,058	$6.63
Granted	153,618	$18.11
Exercised	(255,332)	$7.03
Lapsed	(5,900)	$5.64
Cancelled	(520)	$17.40
Outstanding September 30, 2015	1,009,924	$8.27

At September 30, 2015, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $9,818,000.

Options exercised during the three-month periods ended September 30, 2015 and 2014 had aggregate intrinsic values of $519,000 and $692,000, respectively. Options exercised during the nine-month periods ended September 30, 2015 and 2014 had aggregate intrinsic values of $2,896,000 and $977,000, respectively. The weighted average grant date fair value of the Company’s options granted during the three-month periods ended September 30, 2015 and 2014 was $4.97 and $2.74, respectively. The weighted average grant date fair value of the Company’s options granted during the nine-month periods ended September 30, 2015 and 2014 was $5.22 and $2.26, respectively.

A summary of SARS transactions during the nine months ended September 30, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2014	522,024	$6.17
Granted	53,292	$18.66
Exercised	(193,750)	$5.73
Lapsed	-	-
Cancelled	-	-
Outstanding September 30, 2015	381,566	$8.14

As of September 30, 2015, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,776,000.

There were 54,208 SARS and 22,646 SARS exercised during the three-month periods ended September 30, 2015 and 2014, respectively. SARS exercised during the three-month periods ended September 30, 2015 and 2014 had aggregate intrinsic values of $671,000 and $199,000, respectively There were 193,750 SARS and 34,085 SARS exercised during the nine-month periods ended September 30, 2015 and 2014, respectively. SARS exercised during the nine-month periods ended September 30, 2015 and 2014 had aggregate intrinsic values of $2,602,000 and $275,000, respectively. There were 53,292 and 68,691 SARS granted during the nine-month periods ended September 30, 2015 and 2014, respectively. The weighted average grant date fair value of the Company’s SARS granted during the nine-month periods ended September 30, 2015 and 2014 was $5.20 and $2.02, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

	Three Months Ended September 30,
	SARS	Options

Exercise price
2015	N/A	$17.40
2014	N/A	$10.38

Market price
2015	N/A	$17.40
2014	N/A	$10.38

Risk free interest rate (1)
2015	N/A	1.6%
2014	N/A	1.8%

Expected award life (years) (2)	N/A	5

Expected volatility (3)
2015	N/A	36.8%
2014	N/A	37.4%

Expected dividend yield (4)
2015	N/A	1.9%
2014	N/A	2.9%

	Nine Months Ended September 30,
	SARS	Options

Exercise price
2015	$18.66	$16.78	-	18.66
2014	$7.36	$7.36	-	10.38

Market price
2015	$18.66	$16.78	-	18.66
2014	$7.36	$7.36	-	10.38

Risk free interest rate (1)
2015	1.5%	1.5%	-	2.1%
2014	1.5%	1.5%	-	2.6%

Expected award life (years) (2)	5	5	-	10

Expected volatility (3)
2015	34.9%	34.9%	-	39.0%
2014	42.5%	37.3%	-	42.5%

Expected dividend yield (4)
2015	1.6%	1.6%	-	1.9%
2014	3.7%	2.9%	-	3.7%

(1) The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

(2) The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

(3) The determination of expected stock price volatility for awards granted in each of the three and nine-month periods ending September 30, 2015 and 2014 was based on historical common stock prices for the Company over a period commensurate with the expected life.

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

NOTE 2 - Long-Term Debt:

	September 30,	December 31,
	2015	2014

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$22,750,000	$24,375,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	-	440,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	1,380,000	220,000

	$24,130,000	$25,035,000
Less payments due within one year included in current liabilities	3,000,000	2,375,000

Long-term debt less current maturities	$21,130,000	$22,660,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (“the Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. Interest is payable on the term loan at LIBOR plus 0.95% (1.14% at September 30, 2015) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.20% at September 30, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility. The available balance under the Initial Credit Facility is reduced by outstanding letters of credit. As of September 30, 2015, there were no outstanding balances under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”). The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at September 30, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income (“OCI”), net of related income tax effects. At September 30, 2015, the interest rate swap had a negative fair value of $192,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $192,000, net of tax benefit of $68,000, since the inception of the hedge in July 2013 has been recorded within OCI through September 30, 2015. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2015 $750,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

The Company's obligations under the credit agreement with Fifth Third Bank are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the credit agreement.

NOTE 3 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the following periods:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Service cost - benefits earned during the period	$(16,000)	$20,000	$36,000	$60,000
Interest cost on projected benefit obligation	237,000	250,000	713,000	751,000
Expected return on plan assets	(336,000)	(349,000)	(1,007,000)	(1,046,000)
Recognized actuarial loss	199,000	81,000	598,000	243,000
Settlement loss	16,000	60,000	327,000	60,000
Net periodic pension cost	$100,000	$62,000	$667,000	$68,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

There were $1,000,000 in contributions made to the Company’s benefit plans during the nine-month period ended September 30, 2015. There were no contributions made to the Company’s benefit plans during the nine-month period ended September 30, 2014.

NOTE 4 – Supplemental Cash Flow Information:

Cash paid for income taxes was $5,274,000 and $3,284,000, respectively, for the nine-month periods ended September 30, 2015 and 2014. Cash paid for interest was $357,000 and $301,000, respectively, for the nine-month periods ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, the Company received 14,571 shares of its common stock as payment for the exercise of stock options for 50,224 shares. During the nine months ended September 30, 2014, the Company received 10,128 shares of its common stock as payment for the exercise of stock options for 20,408 shares.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
September 30, 2015
Net sales	$53,392,000	$4,171,000	$(901,000)	$56,662,000

Gross margin	17,563,000	2,250,000	(589,000)	19,224,000

Selling and administrative expenses	12,764,000	1,338,000	(589,000)	13,513,000

Interest expense	130,000	-	-	130,000

Income before taxes on income	$4,669,000	$912,000	$-	$5,581,000

Depreciation and amortization	$864,000	$80,000	$-	$944,000

Capital expenditures	$711,000	$1,308,000	$-	$2,019,000

Total assets	$141,170,000	$12,118,000	$(1,326,000)	$151,962,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
September 30, 2014
Net sales	$50,257,000	$2,905,000	$(871,000)	$52,291,000

Gross margin	17,331,000	1,683,000	(581,000)	18,433,000

Selling and administrative expenses	12,723,000	979,000	(581,000)	13,121,000

Interest expense	144,000	-	-	144,000

Income before taxes on income	$4,464,000	$704,000	$-	$5,168,000

Depreciation and amortization	$890,000	$65,000	$-	$955,000

Capital expenditures	$918,000	$2,319,000	$-	$3,237,000

Total assets	$128,428,000	$9,104,000	$(1,294,000)	$136,238,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Nine Months Ended
September 30, 2015
Net sales	$148,436,000	$11,419,000	$(2,730,000)	$157,125,000

Gross margin	49,004,000	6,356,000	(1,809,000)	53,551,000

Selling and administrative expenses	37,014,000	3,753,000	(1,809,000)	38,958,000

Interest expense	395,000	-	-	395,000

Income before taxes on income	$11,595,000	$2,603,000	$-	$14,198,000

Depreciation and amortization	$2,612,000	$222,000	$-	$2,834,000

Capital expenditures	$1,973,000	$2,145,000	$-	$4,118,000

Total assets	$141,170,000	$12,118,000	$(1,326,000)	$151,962,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Nine Months Ended
September 30, 2014
Net sales	$140,776,000	$8,315,000	$(2,543,000)	$146,548,000

Gross margin	48,410,000	4,771,000	(1,686,000)	51,495,000

Selling and administrative expenses	36,987,000	2,929,000	(1,686,000)	38,230,000

Interest expense	352,000	-	-	352,000

Income before taxes on income	$11,071,000	$1,842,000	$-	$12,913,000

Depreciation and amortization	$2,650,000	$192,000	$-	$2,842,000

Capital expenditures	$1,759,000	$2,575,000	$-	$4,334,000

Total assets	$128,428,000	$9,104,000	$(1,294,000)	$136,238,000

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $351,000.

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
•

industry and market considerations such as a deterio10ration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company's products or services, or a regulatory or political development;

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2015 and 2014 includes the compensation expense for the share-based payments granted in those periods. In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not be material.

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors.  Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, between 2009 and 2013 voluntary employee turnover had declined significantly because fewer alternative jobs were available to employees of our customers.  While the current economic environment in the United States remains somewhat sluggish, we are seeing an improvement in the employment environment and as such, employee turnover is beginning to increase.  Capital is increasingly being freed up to fund business startups and expansions in the economy.  We are also seeing an increase in the demand for employees in the healthcare sector as a result of the Affordable Care Act.  All of these factors are expected to have positive impacts on our prospects for growth in net sales in 2015.

We are also beginning to gain traction in our penetration of the direct health care market.  We have been awarded our first group purchasing organization contract effective February 1, 2015 that increases the number of healthcare facilities that we are able to pursue for direct sales by at least 3,000.  Additionally, we have been awarded a second group purchasing contract effective November 1, 2015. We expect to be awarded additional agreements for other group purchasing organizations in the near term.

We have been and continue to actively pursue acquisitions to increase our market share in the Uniforms and Related Products segment.

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States.  This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has, in fact, enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $8 million in net sales to outside customers in 2014.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2015 and beyond.  We increased net sales to outside customers in this segment by approximately 42% in 2014 as compared to 2013 and by approximately 63% in 2013 as compared to 2012.  We are investing in a new call center building in El Salvador expected to be completed in 2016 that will essentially double our existing capacity there.  We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $7 million to complete the project.  We have also invested in smaller renovations that have added additional capacity in our Belize and United States locations.  We continue to receive a favorable response from the market for our services and we believe this sector will continue to grow significantly in 2015 and beyond.

Results of Operations

Net sales increased 8.4% from $52,291,000 for the three months ended September 30, 2014 to $56,662,000 for the three months ended September 30, 2015. The 8.4% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 6.0%) and an increase in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 2.4%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 6 to Interim Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 7.2% from $146,548,000 for the nine months ended September 30, 2014 to $157,125,000 for the nine months ended September 30, 2015. The 7.2% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 5.2%) and an increase in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 2.0%).

Uniforms and Related Products net sales increased 6.2% for the three months ended September 30, 2015 compared to the prior-year period.  The increase in net sales is attributed primarily to our continued market penetration as well as continued improvement in the economy including increases in employee turnover in the marketplace.

Uniforms and Related Products net sales increased 5.4%, for the nine months ended September 30, 2015 compared to the prior-year period.  The increase in net sales is attributed primarily to our continued market penetration as well as continued improvement in the economy including increases in voluntary employee turnover in the marketplace. These effects were partially offset by the fact that the second quarter of 2014 included approximately $5,000,000 for a rollout of a new uniform program for an existing customer and the rollout of a special promotional uniform program for another of our existing customers of approximately $2,500,000.   While we continue to service these accounts, the sales to these accounts were not near the same magnitude as the prior year amounts.

Remote Staffing Solutions net sales increased 43.6% before intersegment eliminations and 60.8% after intersegment eliminations for the three months ended September 30, 2015 compared to the prior-year period.  These increases are attributed to continued market penetration in 2015, both with respect to new and existing customers.

Remote Staffing Solutions net sales increased 37.3% before intersegment eliminations and 50.5% after intersegment eliminations for the nine months ended September 30, 2015 compared to the prior-year period.  These increases are attributed to continued market penetration in 2015, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 67.1% for the three months ended September 30, 2015 and 65.5% in the comparable period for 2014.  The increase as a percentage of net sales is primarily attributed to an increase in direct product costs as a percentage of net sales during 2015 (contributing 1.5%).  The increase in direct costs as a percentage of net sales is primarily due to the addition of new business in the current period that carries a lower gross margin percentage than our average account.  This new business, however, also requires a lower level of customer service, distribution and other related costs reflected in selling and administrative costs.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 67.0% for the nine months ended September 30, 2015 and 65.6% in the comparable period for 2014.  The increase as a percentage of net sales is primarily attributed to an increase in direct product costs as a percentage of net sales during 2015 (contributing 1.3%).  The increase in direct costs as a percentage of net sales is largely tied to the absence of the prior year rollout of the new uniform program for approximately $5,000,000 described above.  The account related to this rollout had a higher gross margin than our average account. However, the account also required a higher level of customer service, distribution and other related costs reflected in selling and administrative costs over several quarters both prior to and during the rollout. The increase in direct product costs as a percentage of net sales is also due to the addition of new business in the current period that carries a lower gross margin percentage than our average account. This new business, however, also requires a lower level of customer service, distribution and other related costs reflected in selling and administrative costs.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 46.1% for the three months ended September 30, 2015 and 42.1% in the comparable period for 2014.  The percentage increase in 2015 as compared to 2014 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 15.7% in 2014 to 27.1% in 2015. The hourly rates charged for domestic services are higher than offshore services but the margin percentage earned is lower.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 44.3% for the nine months ended September 30, 2015, and 42.6% in the comparable period for 2014.  The percentage increase in 2015 as compared to 2014 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 14.7% in 2014 to 21.3% in 2015. The hourly rates charged for domestic services are higher than offshore services but the margin percentage earned is lower.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 23.9% for the three months ended September 30, 2015 and 25.3% in the comparable period for 2014. The decrease as a percentage of net sales is attributed primarily to higher net sales in 2015 to cover operating expenses (contributing 1.5%).  These decreases were partially offset by higher ongoing pension and retirement plan expense primarily as a result of lower discount rates in 2015 as compared to 2014 (contributing 0.1%).

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 24.9% for the nine months ended September 30, 2015 and 26.3% in the comparable period for 2014. The decrease as a percentage of net sales is attributed primarily to higher net sales in 2015 to cover operating expenses (contributing 1.4%).  These decreases were partially offset by a pension settlement loss recognized in 2015 (contributing 0.2%) as well as higher ongoing pension and retirement plan expense primarily as a result of lower discount rates in 2015 as compared to 2014 (contributing 0.2%) and other minor net decreases (contributing 0.4%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 32.1% for the three months ended September 30, 2015 and 33.7% in the comparable period for 2014. The decrease as a percentage of net sales is attributed primarily to the impact in 2015 of higher net sales to cover operating expenses.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 32.9% for the nine months ended September 30, 2015 and 35.2% in the comparable period for 2014. The decrease as a percentage of net sales is attributed primarily to the impact in 2015 of higher net sales to cover operating expenses.

Interest expense decreased from $144,000 for the three months ended September 30, 2014 to $130,000 for the three months ended September 30, 2015. This decrease is attributed primarily to lower average borrowings outstanding in the current period.

Interest expense increased from $352,000 for the nine months ended September 30, 2014 to $395,000 for the nine months ended September 30, 2015. This increase is attributed primarily to an increase in the rate paid on a portion of the Company’s long-term debt as a result of the interest rate swap that became effective on July 1, 2014.

The Company’s effective tax rate for the three months ended September 30, 2015 was 27.8% versus 34.8% for the three months ended September 30, 2014. The 7.0% decrease in such effective tax rate is attributed primarily to an increase in the tax benefit on income from foreign services (2.3%), a reduction in the state rate due to expiring statutes of limitations (2.0%), the reversal of deferred tax on income from foreign services that was now determined to be permanently invested (1.1%), and other items (1.6%).

The Company’s effective tax rate for the nine months ended September 30, 2015 was 31.7% versus 34.2% for the nine months ended September 30, 2014. The 2.5% decrease in such effective tax rate is attributed primarily to the reversal of deferred tax on income from foreign operations that was now determined to be permanently invested (1.1%), an increase in the tax benefit on foreign income (0.6%), a reduction in the state tax rate due to expiring statutes of limitations (0.7%) and other items (0.1%) .

Liquidity and Capital Resources

Accounts receivable-trade increased 25.4% from $27,956,000 on December 31, 2014 to $35,059,000 on September 30, 2015. This increase is primarily attributed to higher net sales in the third quarter of 2015 as compared to the fourth quarter of 2014.

Prepaid expenses and other current assets increased 7.0% from $4,497,000 on December 31, 2014 to $4,813,000 as of September 30, 2015. This increase is primarily attributed to an increase in deposits with vendors of $491,000 for upcoming purchases of finished goods as well as an increase in prepaid insurance of $242,000 due to timing of payments of annual premiums, partially offset by decreases in general prepaid expenses due to timing of payments.

Inventories increased 6.9% from $58,282,000 on December 31, 2014 to $62,284,000 as of September 30, 2015.  This increase is due to higher inventory levels required to meet increases in net sales volumes.

Other intangible assets decreased 9.5% from $16,288,000 on December 31, 2014 to $14,738,000 on September 30, 2015.  This decrease is attributed to scheduled amortization of existing intangible assets.

Other assets increased 761.3% from $137,000 on December 31, 2014 to $1,180,000 on September 30, 2015. This increase is attributed primarily to the payment of advance rent on a factory that the Company will be leasing in Haiti upon completion of the facility.

Accounts payable increased 59.7% from $9,706,000 on December 31, 2014 to $15,497,000 on September 30, 2015.  This increase is primarily due to the timing of inventory purchases.

Other current liabilities decreased 9.7% from $8,995,000 on December 31, 2014 to $8,125,000 on September 30, 2015. This decrease is due to a reduction in accrued compensation of $817,000, primarily related to incentive compensation from the payment of year-end annual incentive compensation during the first quarter of the year offset by current year accruals, a decrease in income taxes payable of $763,000 due to estimated payments during the current year partially offset by an increase in accrued rebates to customers of $255,000, an increase in payroll and other business related taxes of $156,000 due to timing and other miscellaneous increases of $299,000.

Cash and cash equivalents decreased by $1,512,000 from $4,586,000 on December 31, 2014 to $3,074,000 as of September 30, 2015. The Company generated $5,612,000 in cash from operating activities, used $4,118,000 in investing activities primarily related to net fixed asset additions, and used $3,006,000 in financing activities.

During the quarter ended September 30, 2015, the Company made an earn-out payment of $1,200,000 to the former owners of HPI as required under the terms of the related asset purchase agreement.  The remaining acquisition-related contingent liability as of September 30, 2015 was $5,826,000, an amount that is subject to remeasurement at the end of each reporting period.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. We are investing in a new call center building in El Salvador expected to be completed in 2016 that will essentially double our existing capacity there. We spent approximately $2 million on the El Salvador project in 2014 and expect to spend in excess of an additional $7 million to complete the project. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2015 and 2014 respectively, the Company paid cash dividends of $3,128,000 and $2,675,000.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI as discussed in Note 2 to the consolidated interim financial statements. Interest is payable on the term loan at LIBOR plus 0.95% (1.14% at September 30, 2015) and on the revolving credit agreement at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.20% at September 30, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility. The available balance under the Initial Credit Facility is reduced by outstanding letters of credit. As of September 30, 2015, there were no outstanding balances under letters of credit.

On October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”). The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.20% at September 30, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income (OCI), net of related income tax effects. At September 30, 2015, the interest rate swap had a negative fair value of $192,000, which is presented within other current liabilities within the Consolidated Balance Sheet. The aggregate change of $192,000, net of tax benefit of $68,000, since the inception of the hedge in July 2013 has been recorded within OCI through September 30, 2015. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2015 $750,000; 2016 $3,000,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2015 that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(July 1, 2015 to	1,605 (2)	$6.42
July 31, 2015)
Month #2
(August 1, 2015 to	5,201 (2)	$5.62
August 31, 2015)
Month #3
(September 1, 2015 to	-	-
September 30, 2015)
TOTAL	6,806 (2)	$5.81		261,675 (1)

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

SUPERIOR UNIFORM GROUP, INC.

Date: October 22, 2015	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2015	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation