Form 10-K
period 2015-12-31
SUPERIOR UNIFORM GROUP INC
filed 2016-02-25
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                         No X

At June 30, 2015, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($16.54) as reported by the NASDAQ Stock Market, was approximately $152,000,000 (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 22, 2016 was 13,982,102 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2015, relating to its Annual Meeting of Shareholders to be held May 6, 2016, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

The exhibit index may be found on Pages 47-48.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Form 10-K include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials; our ability to successfully integrate operations following consummation of acquisitions; attracting and retaining senior management and key personnel, and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.         Business

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. (“Superior”) and its state of incorporation to Florida.

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”), a company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. The purchase price for the asset acquisition consisted of approximately $32.5 million in cash, subject to adjustment and inclusive of the real estate purchase described below, the issuance of approximately 418,000 restricted shares of Superior’s common stock, the potential future payment of up to $7.2 million in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI. The transaction also included the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI.

Superior is comprised of two reportable business segments: (1) Uniforms and Related Products, and (2) Remote Staffing Solutions. Superior’s Uniforms and Related Products segment, through its signature marketing brands—Fashion Seal Healthcare®, HPI Direct®, Superior I.D.™, Worklon®, UniVogue® and BlueFusion®,—manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation, and the private security, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

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

The market in which TOG operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented.  TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized services or short-term project completion to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process outsourcing solutions on an outsourced basis. These companies include, but are certainly not limited to, global providers such as APAC Customer Services, Convergys, Sitel, Atento, Sykes, Harte Hanks, and Teleperformance.   TOG also competes with local entities in other offshore geographies.  The list of potential competitors includes both publicly traded and privately held companies.

Customers

Superior has a substantial number of customers, the largest of which accounted for approximately 6.0% of its 2015 net sales.

Backlog

Although Superior at all times has a substantial backlog of orders, we do not consider this significant since our backlog of orders at any time consists primarily of recurring firm orders being processed and filled.

Superior normally completes shipments of orders from stock within one week after the receipt of the order. As of February 22, 2016, the backlog of all orders that we believe to be firm was approximately $9,300,000, compared to approximately $7,200,000 as of February 23, 2015.

Raw Materials and Inventory

The principal fabrics used in our business are made from cotton, polyester, wool, silk, synthetic and cotton-synthetic blends.    The majority of our fabrics are sourced in the Far East. The raw materials used in the fabrics we source from our suppliers are primarily cotton, polyester yarn, dyestuffs and chemical components of synthetic fabrics.

Superior markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. Superior's principal raw materials are textile products. In 2015 and 2014, approximately 22% and 22%, respectively, of our products were obtained from suppliers located in Central America. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior is unable to continue to obtain its products from Central America, it could significantly disrupt Superior’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor and other unrest and lack of developed infrastructure.

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

Employees

Superior employed 1,278 persons, of which 1,268 were full-time employees, as of December 31, 2015.

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

Customers in the uniform and corporate identity apparel industry choose suppliers primarily based upon the quality, price and breadth of products offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK — a division of ARAMARK Corporation. We also compete with a multitude of regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

Regional or national economic slowdowns, high unemployment levels, or cost increases might have an adverse effect on our operating results.

Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. For example, between 2009 and 2013, voluntary employee turnover declined significantly because fewer alternative jobs were available to employees of our customers.  As a result, uniform orders on a per-employee basis decreased among many of our customers.

If we are unable to offset these effects through the addition of new customers (through acquisition or otherwise), the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs that can be passed on in the form of lower prices, our revenue growth rates will be negatively impacted. Events or conditions in a particular geographic area, such as adverse weather and other factors, could also hurt our operating results. While we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through proportional increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover such increases in our product cost.

Volatility in the global financial markets could adversely affect results.

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. In addition, global equity markets have been highly volatile this year. There can be no assurance that there will not be further change or volatility, which could lead to challenges in our business and negatively impact our financial results. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

The uniform and corporate identity apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

Many of our competitors source their product requirements from developing countries to achieve a lower cost operating environment, possibly with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Moreover, increased customer demands for allowances, incentives and other forms of economic support could reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs proportionally or if our product costs increase and we cannot increase our prices proportionately.

Increases in the price of finished goods and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, labor costs, and other unpredictable factors.  Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

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

Any increase in raw material prices increases our cost of sales and can decrease our profitability unless we are able to pass the costs on to our customers in the form of higher prices. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our “Fashion Seal Healthcare” mark is critically important to our business, as more than 25% of our products are sold under that name.  We cannot assure you that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others.  We cannot assure you that third parties will not assert claims against us on any such bases or that we will be able to successfully resolve such claims.  In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2015, we had approximately $8.9 million in unfunded or underfunded obligations related to our pension plans, compared to $8.1 million as of December 31, 2014.

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

Shortages of supply of sourced goods from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2015 and 2014 approximately 22% and 22%, respectively, of our products were obtained from suppliers located in Central America. If we are unable to continue to obtain our products from Central America, it could significantly disrupt our business. Because we source products and maintain operations in Central America, we are affected by conditions in Central America, including increased duties, possible employee turnover, labor and other unrest and lack of developed infrastructure.

Our business may be impacted by adverse weather.

Our corporate headquarters is located in Florida, which is a hurricane-sensitive area. Should a hurricane occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect Superior, such as by damage to, or total destruction of, our headquarters and surrounding transportation infrastructure. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes may adversely impact sales of our products.

Our Remote Staffing Solutions business is dependent on the trend toward outsourcing.

Our business and growth depend in large part on the industry trend toward outsourced customer contact management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer contact services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations.

Inability to attract and retain key management or other personnel could adversely impact our business.

Our success is dependent on the skills, experience, and efforts of our senior management and other key personnel.  If, for any reason, one or more senior executive or key personnel was not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

Certain existing shareholders have significant control.

At December 31, 2015, our executive officers and certain of their family members collectively owned 33.5% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Item 1B.     Unresolved Staff Comments

None.

Item 2.         Properties

The Company has an ongoing program designed to maintain and improve its facilities. Generally, all properties are in satisfactory condition. The Company's properties are currently fully utilized and have aggregate productive capacity to meet the Company's present needs as well as those of the foreseeable future. The material manufacturing and distribution locales are rented for nominal amounts from cities providing incentives for businesses to locate in their area - all such properties may be purchased for nominal amounts. As a result, it is believed that the subject lease expirations and renewal terms thereof are not material. Set forth below are the principal locations of our facilities. Except as otherwise noted, our facilities are used by our Uniforms and Related Products segment.

●	Seminole, Florida – Plant of approximately 60,000 square feet owned by the Company; used as principal administrative office for warehousing and shipping, the corporate design center and as office space for our Remote Staffing Solutions business.
●

Eudora, Arkansas – Plant of approximately 217,000 square feet, partially leased from the City of Eudora requiring payment of only a nominal rental fee; used for manufacturing, warehousing, and shipping; lease expiring December 1, 2216.

●	Alpharetta, Georgia – Plant of approximately 75,000 square feet owned by the Company; used for manufacturing, warehousing and office space.
●	Alpharetta, Georgia – Facility of approximately 31,000 square feet leased by the Company, used for warehousing; lease expiring on 12/31/2016.
●

San Salvador, El Salvador – Office space of approximately 23,200 square feet; owned by The Office Gurus, LTDA De C.V., a subsidiary of SUG Holding, and Fashion Seal Corporation, wholly-owned subsidiaries of the Company; used as office space for our Remote Staffing Solutions business.

●	Belize – Office space of approximately 9,300 square feet, owned by The Office Gurus, Ltd.; used as office space for our Remote Staffing Solutions business.
●	Haiti – Manufacturing facility of approximately 40,000 square feet; leased by Superior Sourcing, a subsidiary of SUG Holding – current lease expiring in 2024.
●	Miscellaneous – Lexington, Mississippi: facility used for warehousing and shipping, approximately 40,000 square feet – owned by the Company.

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

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2015 and 2014 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market. The prices and dividends shown have been retroactively adjusted for the 2-for-1 stock split effective February 4, 2015.

	QUARTER ENDED
	2015				2014
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$20.92	$23.73	$20.21	$19.90	$8.44	$9.49	$11.47	$14.99

Low	$14.54	$15.06	$15.65	$15.48	$6.75	$7.40	$7.56	$9.50

Dividends (total for 2015- - $0.315; 2014-$0.285)	$0.075	$0.075	$0.083	$0.083	$0.068	$0.068	$0.075	$0.075

We declared cash dividends of $0.075 per share in the first and second quarters and $0.083 per share in the third and fourth quarters during the fiscal year ended December 31, 2015.

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

On February 22, 2016, we had 153 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $17.03 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Month #1
(October 1, 2015 to	-	-	-
October 31, 2015)
Month #2
(November 1, 2015 to	-	-	-
November 30, 2015)
Month #3
(December 1, 2015 to	-	-	-
December 31, 2015)
TOTAL	-	-	-

1On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. All such purchases (of which there were none during the three months ended December 31, 2015) were open market transactions.

Item 6.        Selected Financial Data

Not applicable

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2015 and 2014, as well as our financial positions at December 31, 2015 and 2014, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, between 2009 and 2013 voluntary employee turnover had declined significantly because fewer alternative jobs were available to employees of our customers.  While the current economic environment in the United States remains somewhat sluggish, we are continuing to see an improvement in the employment environment and voluntary employee turnover has been increasing.  We also continue to see an increase in the demand for employees in the healthcare sector as a result of the Affordable Care Act. These factors are expected to have positive impacts on our prospects for growth in net sales in 2016; however, recent volatility in global equity markets may reflect a decrease in investor confidence in the global economy.

During 2015 we have continued our efforts to increase penetration of the direct health care market. We were awarded our first two group purchasing organization contracts and increased the number of healthcare facilities that we are able to pursue for direct sales by at least 4,500. These contracts give us the ability to pursue these healthcare facilities as customers. We are actively working to acquire these potential customers and to grow our direct healthcare business over the next several years. We expect to be awarded additional agreements for other group purchasing organizations in the future.

We have been and continue to actively pursue acquisitions to increase our market share in the Uniforms and Related Products segment. Additionally, we are looking for acquisitions in the promotional products and branded merchandise market as we believe this product line is a synergistic fit with our uniform business. The Company completed its most recent acquisition of HPI Direct, Inc. on July 1, 2013.

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States. This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $12 million in net sales to outside customers in 2015.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2016 and beyond.  We increased net sales to outside customers in this segment by approximately 49% in 2015 as compared to 2014 and by approximately 42% in 2014 as compared to 2013.  We are investing in a new call center building in El Salvador expected to be completed mid 2016 that will essentially double our existing capacity there. We spent approximately $2 million on the El Salvador project in 2014, $4 million in 2015 and expect to spend in excess of an additional $3 million to complete the project in 2016. We are also investing in smaller renovations that will add additional capacity in our Belize and United States locations as well. We continue to receive a favorable response from the market for our services and we believe this sector will continue to grow significantly in 2016 and beyond.

Operations

Net Sales

	2015	2014	% Change
Uniforms and Related Products	$198,319,000	$188,199,000	5.4%
Remote Staffing Solutions	15,604,000	11,424,000	36.6%
Net intersegment eliminations	(3,606,000)	(3,374,000)	6.9%
Consolidated Net Sales	$210,317,000	$196,249,000	7.2%

Net Sales

Net sales for the Company increased 7.2% from $196,249,000 in 2014 to $210,317,000 in 2015. The 7.2% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 5.2%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 2.0%). Intersegment eliminations reduce total net sales by the amount of sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 17 to the Consolidated Financial Statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 5.4% in 2015. The increase in net sales is attributed primarily to our continued market penetration as well as continued improvement in the economy including increases in voluntary employee turnover in the marketplace. These increases were partially offset by the fact that the second quarter of 2014 included approximately $5,000,000 for a rollout of a new uniform program for an existing customer.   While we continue to service this account, the sales in 2015 were significantly below the prior year amount.

Remote Staffing Solutions net sales increased 36.6% before intersegment eliminations and 49.0% after intersegment eliminations in 2015. These increases are attributed to continued market penetration in 2015, both with respect to new and existing customers.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products Segment was 67.1% in 2015 and 65.7% in 2014. The increase as a percentage of net sales is primarily attributed to an increase in direct product costs as a percentage of net sales during 2015 (contributing 1.2%).  The increase in direct costs as a percentage of net sales is largely tied to the absence of the prior year rollout of the new uniform program for approximately $5,000,000 described above.  The account related to this rollout had a higher gross margin than our average account, because it required a higher level of customer service, distribution and other related costs reflected in selling and administrative expenses over several quarters both prior to and during the rollout. The increase is also due to the addition of new business in 2015 that carries a lower gross margin percentage than our average account. This new business, however, requires a lower level of customer service, distribution and other related costs reflected in selling and administrative expenses.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 45.0% in 2015, and 43.2% in 2014. The percentage increase in 2015 as compared to 2014 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 14.8% in 2014 to 23.7% in 2015. The hourly rates charged for domestic services are higher than offshore services but the margin percentage earned is lower.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products Segment approximated 24.8% in 2015 and 26.0% in 2014. The decrease as a percentage of net sales is attributed primarily to higher net sales in 2015 to cover operating expenses (contributing 1.3%). These decreases were partially offset by increased pension settlement losses recognized in 2015 (contributing 0.1%) as well as higher ongoing pension and retirement plan expense primarily as a result of lower discount rates in 2015 as compared to 2014 (contributing 0.2%) and other minor net decreases (contributing 0.2%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions Segment approximated 33.2% in 2015 and 35.3% in 2014. The decrease as a percentage of net sales is attributed primarily to the impact in 2015 of higher net sales to cover operating expenses.

Interest Expense and Tax

Interest expense increased to $519,000 for the year ended December 31, 2015 from $484,000 for the year ended December 31, 2014. This increase is attributed primarily to an increase in the rate paid on a portion of the Company’s long-term debt as a result of the interest rate swap that became effective on July 1, 2014, partially offset by lower average borrowings outstanding during the year.

The effective income tax rate in 2015 was 30.9% and in 2014 was 35.3%.  The 4.4% decrease in such effective tax rate is attributed primarily to the reversal of deferred tax on income from foreign operations that was determined to be permanently invested (1.0%), an increase in the tax benefit on foreign income (1.7%), a decrease in non-deductible share based compensation as a percentage of taxable earnings (contributing 0.3%) and other items (1.4%) .

Liquidity and Capital Resources

Overview

The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. As of December 31, 2015, approximately $884,000 of our cash is held in our foreign subsidiaries and cannot be repatriated without recognizing and paying Federal income taxes on this amount.

The Company’s primary source of liquidity has been its net income. In addition, effective July 1, 2013, the Company entered into a five year $30,000,000 term loan to finance the acquisition of substantially all of the assets of HPI Direct, Inc.   At December 31, 2015, the Company also had $25 million in two revolving credit facilities available for use as needed, under which $2,200,000 was outstanding at December 31, 2015. Effective February 10, 2016, the Company exercised its rights to terminate the second revolving credit facility that was available to the Company in the amount of $10 million, in accordance with its terms. This credit facility was scheduled to mature on July 1, 2016 and was not considered necessary.

Accounts receivable – trade increased 7.0% from $27,956,000 as of December 31, 2014 to $29,914,000 as of December 31, 2015.  This increase is primarily attributed to higher net sales in 2015.

Prepaid expenses and other current assets increased 38.2% from $4,497,000 on December 31, 2014 to $6,214,000 as of December 31, 2015. The increase is primarily attributed to an increase in prepaid income taxes payable of $711,000 due to higher estimated payments made during 2015 as compared to 2014 and an increase in deposits with vendors for upcoming purchases of finished goods of $884,000 and prepayment of one year’s rent associated with a new factory in Haiti of $119,000.

Inventories increased 9.1% from $58,282,000 on December 31, 2014 to $63,573,000 as of December 31, 2015. This increase is primarily due to the timing of inventory purchases and higher inventory levels required to meet higher net sales volumes.

Other intangible assets decreased from $16,288,000 on December 31, 2014 to $14,222,000 as of December 31, 2015. This decrease is attributed to scheduled amortization of existing intangible assets.

Other assets increased from $137,000 on December 31, 2014 to $1,940,000 as of December 31, 2015. This increase is attributed primarily to $895,000 from the long term portion of the lease that was entered into in 2015 whereby the Company prepaid approximately 8.5 years of rent; and an $893,000 increase in cash surrender value of company owned life insurance policies purchased in 2015.

Accounts payable increased 21.3% from $9,706,000 on December 31, 2014 to $11,775,000 on December 31, 2015. This increase is primarily due to the timing of inventory purchases and higher inventory levels required to meet higher net sales volumes.

Other current liabilities decreased 7.6% from $8,995,000 on December 31, 2014 to $8,307,000 on December 31, 2015. This decrease is primarily due to a reduction in accrued salaries, wages and commissions payable of $555,000 due to lower incentive compensation payable in 2015 a reduction in income taxes payable of $637,000 due to higher estimated payments made during 2015 as compared to 2014; partially offset by other miscellaneous increase of $504,000.

Long-term pension liability increased 10.4% from $8,084,000 on December 31, 2014 to $8,925,000 on December 31, 2015. This increase is primarily attributed to actuarial losses in the current year of $327,000, losses on assets of $515,000 and current year interest cost on the outstanding obligations of $951,000, partially offset by $1,000,000 in Company contributions in 2015.

As part of its acquisition of HPI in 2013, the Company recorded a liability for an acquisition related contingent liability. This amount will be earned by the former owners of HPI based upon the performance of HPI following the acquisition for each of the years from 2014 through 2017. The total amount of this liability initially expected to be paid was $7,200,000. This liability was discounted on our consolidated balance sheets to recognize the time value of the liability. The liability on our consolidated balance sheets will be increased each year to reflect the interest component of this liability. The increase is being recorded through other expense in selling and administrative expense in the consolidated statements of comprehensive income. We made our initial earn-out payment with respect to calendar year 2014 at the maximum amount of $1,200,000 during 2015.  Because the relevant performance of the acquired business was slightly below the required target for 2015 the remaining liability was reduced by $200,000 at December 31, 2015.  The remaining acquisition related contingent liability at December 31, 2015 was $5,653,000, an amount that is subject to remeasurement at the end of each reporting period.  The next payment of $1,800,000 will be paid during the first quarter of 2016.

At December 31, 2015, the working capital of the Company was approximately $79,380,000 and the working capital ratio was 4.2 to 1. At December 31, 2014, the working capital of the Company was approximately $77,191,000 and the working capital ratio was 4.5 to 1. Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. The Company believes that income generated from operations and outside sources of credit, both trade and institutional, are adequate to fund the Company’s operations for the next 12 months and beyond.

Cash Flows

In 2015, cash and cash equivalents decreased by approximately $3,550,000. Cash provided by operating activities was $8,352,000, cash used in investing activities was $8,045,000 primarily related to fixed asset additions of $8,069,000, and $3,857,000 was used in financing activities. Financing activities included the payment of cash dividends of $4,255,000 and net repayments of borrowings of $1,085,000; partially offset by proceeds received from exercise of stock options of $1,840,000.

Capital Expenditures

The Company has an on-going capital expenditure program designed to maintain and improve its facilities. Capital expenditures were approximately $8,069,000 and $4,936,000 in 2015 and 2014, respectively. We are investing in a new call center building in El Salvador expected to be completed in June 2016 that will essentially double our existing capacity there. We spent approximately $2.2 million on the El Salvador project in 2014, $4.6 million in 2015 and expect to spend approximately $2.5 million to complete the project in 2016.

Dividends and Share Repurchase Program

During the years ended December 31, 2015 and 2014, the Company paid cash dividends of approximately $4,255,000 and $3,663,000, respectively. During 2015, the Company increased its regular quarterly dividend to $0.0825 per quarter beginning with the third quarter dividend. Total dividends paid in 2015 were $0.315 per share compared to $0.285 per share in 2014.

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program, the Company reacquired and retired -0- shares of its common stock in the years ended December 31, 2015 and 2014. At December 31, 2015, the Company had 261,675 shares remaining for purchase under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

Credit Agreement

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. Interest is payable on the term loan at LIBOR plus 0.95% (1.38% at December 31, 2015) and on the revolving credit agreement at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.45% at December 31, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of December 31, 2015, there was an outstanding balance of $472,000 under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit agreement and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. We refer to the Second Amended and Restated Credit Agreement and Other Loan Documents, as so amended, as the “Credit Agreement.” The Add on Credit Facility expires on July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.45% at December 31, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility. Effective February 10, 2016, the Company exercised its rights to terminate the Add on Credit Facility as it was no longer considered necessary.

The remaining scheduled amortization for the term loan is as follows: 2016 $2,750,000; 2017 $3,000,000; 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the agreement and are recorded as additional interest expense.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in other comprehensive income (“OCI”), net of related income tax effects. At December 31, 2015, the interest rate swap had a negative fair value of $114,000, which is presented in other current liabilities within our consolidated balance sheet. The changes in the balances are shown as an increase in OCI in 2015 of $37,000 and as a reduction of OCI in 2014 of $26,000, net of tax of $20,000 in 2015 and net of tax benefit of $21,000 in 2014. The Company does not currently expect any of these losses to be reclassified into earnings over the subsequent twelve-month period.

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

Our critical accounting estimates require our most difficult or subjective judgments or estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $299,000. The Company’s concentration of risk is also monitored and at year-end 2015, no customer(s) had an account balance greater than 10% of receivables and the five largest customer account balances totaled $7,702,000. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $2,569,000 at December 31, 2015. This amount is included in accounts receivable-other on the consolidated balance sheet.

Inventories

Superior markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments. Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

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

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers.

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its two reporting segments with all of its goodwill included in the Uniforms and Related Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2015 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

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

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 4.09% to 4.19% were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

At December 31, 2015, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $8,925,000 and thus the plans are underfunded. In 2015, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $37,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $101,000 and would have reduced the funded status by $981,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to “Note 8 – Benefit Plans” in the notes to the consolidated financial statements included in this Form 10-K.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2015, we recognized a net decrease in total unrecognized tax benefits of approximately $80,000. As of December 31, 2015, we had an accrued liability of $500,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2015 and 2014 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options; stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted shares of common stock that vest over time. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to “Note 12 – Share Based Compensation” in the notes to the consolidated financial statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Superior Uniform Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Superior Uniform Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

/s/ Mayer Hoffman McCann P.C.

February 25, 2016

Clearwater, Florida

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

	2015	2014
Net sales	$210,317,000	$196,249,000

Costs and expenses:
Cost of goods sold	138,884,000	127,512,000
Selling and administrative expenses	52,018,000	50,724,000
Interest expense	519,000	484,000
	191,421,000	178,720,000

Income before taxes on income	18,896,000	17,529,000
Taxes on income	5,830,000	6,180,000

Net income	$13,066,000	$11,349,000

Weighted average number of shares outstanding during the period
(Basic)	13,761,009	13,298,452
(Diluted)	14,578,644	13,864,698
Per Share Data:
Basic
Net earnings	$0.95	$0.85
Diluted
Net earnings	$0.90	$0.82

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	499,000	211,000

Recognition of settlement loss included in net periodic pension costs	297,000	134,000

Current period (loss) gains	(1,410,000)	(3,050,000)

Gain (loss) on cash flow hedging activities	37,000	(26,000)

Other comprehensive loss	(577,000)	(2,731,000)

Comprehensive income	$12,489,000	$8,618,000

Dividends per common share	$0.315	$0.285

See Notes to Consolidated Financial Statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

YEARS ENDED DECEMBER 31,

ASSETS

	2015	2014
CURRENT ASSETS:
Cash and cash equivalents	$1,036,000	$4,586,000
Accounts receivable, less allowance for doubtful accounts of $848,000 and $680,000, respectively	29,914,000	27,956,000
Accounts receivable - other	3,262,000	4,135,000
Inventories	63,573,000	58,282,000
Prepaid expenses and other current assets	6,214,000	4,497,000
TOTAL CURRENT ASSETS	103,999,000	99,456,000

PROPERTY, PLANT AND EQUIPMENT, NET	22,524,000	16,285,000
OTHER INTANGIBLE ASSETS, NET	14,222,000	16,288,000
GOODWILL	4,135,000	4,135,000
DEFERRED INCOME TAXES	4,980,000	3,636,000
OTHER ASSETS	1,940,000	137,000
	$151,800,000	$139,937,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,775,000	$9,706,000
Other current liabilities	8,307,000	8,995,000
Current portion of long-term debt	2,750,000	2,375,000
Current portion of acquisition-related contigent liability	1,787,000	1,189,000
TOTAL CURRENT LIABILITIES	24,619,000	22,265,000

LONG-TERM DEBT	21,200,000	22,660,000
LONG-TERM PENSION LIABILITY	8,925,000	8,084,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	3,866,000	5,745,000
OTHER LONG-TERM LIABILITIES	500,000	580,000
DEFERRED INCOME TAXES	-	191,000
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 13,917,465 and 13,514,566, respectively.	14,000	13,000
Additional paid-in capital	33,806,000	29,501,000
Retained earnings	65,392,000	56,843,000
Accumulated other comprehensive loss, net of tax:
Pensions	(6,448,000)	(5,834,000)
Cash flow hedges	(74,000)	(111,000)
TOTAL SHAREHOLDERS' EQUITY	92,690,000	80,412,000
	$151,800,000	$139,937,000

See accompanying notes to consolidated financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31,

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Total Shareholders’ Equity
Balance, January 1, 2014	13,040,816	$13,000	$25,821,000	$49,315,000	$(3,214,000)	$71,935,000
Common shares issued upon exercise of options, net	340,062	-	2,013,000	(158,000)		1,855,000
Restricted shares issued	106,016	-	229,000			229,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	27,672	-	-			-
Share-based compensation expense			1,175,000			1,175,000
Excess benefit from exercise of stock options		-	231,000			231,000
Excess benefit from exercise of SARS			32,000			32,000
Cash dividends declared ($.285 per share)				(3,663,000)		(3,663,000)
Comprehensive Income (Loss):
Net earnings				11,349,000		11,349,000
Net change during the period related to:
Cash flow hedges, net of taxes of $21,000					(26,000)	(26,000)
Pensions, net of taxes of $1,546,000					(2,705,000)	(2,705,000)
Comprehensive Income:						8,618,000

Balance, December 31, 2014	13,514,566	13,000	29,501,000	56,843,000	(5,945,000)	80,412,000
Common shares issued upon exercise of options, net	294,659	1,000	2,101,000	(262,000)		1,840,000
Restricted shares issued	8,326		282,000			282,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	99,914	-	-			-
Share-based compensation expense			1,079,000			1,079,000
Excess benefit from exercise of stock options			618,000			618,000
Excess benefit from exercise of SARS, net			225,000			225,000
Cash dividends declared ($0.315 per share)				(4,255,000)		(4,255,000)
Comprehensive Income (Loss):
Net earnings				13,066,000		13,066,000
Net change during the period related to:
Cash flow hedges, net of taxes of $20,000					37,000	37,000
Pensions, net of taxes of $339,000					(614,000)	(614,000)
Comprehensive Income:						12,489,000

Balance, December 31, 2015	13,917,465	$14,000	$33,806,000	$65,392,000	$(6,522,000)	$92,690,000

See Notes to Consolidated Financial Statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,066,000	$11,349,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	3,873,000	3,839,000
Provision for bad debts - accounts receivable	266,000	197,000
Share-based compensation expense	1,361,000	1,404,000
Deferred income tax (benefit) provision	(1,216,000)	1,000
(Gain) on disposals of property, plant and equipment	(1,000)	(91,000)
Adjustment to acquisition-related contingent liability	(200,000)	-
Accretion of acquisition-related contingent liability	119,000	128,000
Changes in assets and liabilities:
Accounts receivable - trade	(2,224,000)	(5,418,000)
Accounts receivable - other	873,000	(2,000)
Inventories	(5,291,000)	(8,796,000)
Prepaid expenses and other current assets	(1,717,000)	1,515,000
Other assets	(1,803,000)	18,000
Accounts payable	2,069,000	1,343,000
Other current liabilities	(631,000)	1,180,000
Long-term pension liability	(112,000)	216,000
Other long-term liabilities	(80,000)	(45,000)
Net cash provided from operating activities	8,352,000	6,838,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,069,000)	(4,936,000)
Proceeds from disposals of property, plant and equipment	24,000	128,000
Net cash used in investing activities	(8,045,000)	(4,808,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	67,331,000	55,117,000
Repayment of long-term debt	(68,416,000)	(56,332,000)
Payment of cash dividends	(4,255,000)	(3,663,000)
Payment of contingent liability	(1,200,000)	-
Proceeds received on exercise of stock options	1,840,000	1,855,000
Excess tax benefit from exercise of stock options and SARS	843,000	263,000
Net cash used in financing activities	(3,857,000)	(2,760,000)

Net decrease in cash and cash equivalents	(3,550,000)	(730,000)

Cash and cash equivalents balance, beginning of year	4,586,000	5,316,000

Cash and cash equivalents balance, end of year	$1,036,000	$4,586,000

See accompanying notes to consolidated interim financial statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

NOTE 1 – Summary of Significant Accounting Policies:

a)  Business description

Superior’s Uniforms and Related Products segment, through its signature marketing brands—Fashion Seal Healthcare®, HPI Direct®, Superior I.D.™, Worklon®, UniVogue® and BlueFusion®—manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

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

f)  Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2015 and 2014, respectively, were $135,000 and $114,000.

g)  Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs, for our Uniforms and Related Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $9,327,000 and $9,170,000 for the years ended December 31, 2015 and 2014, respectively.

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

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers.

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its two reporting segments with all of its goodwill included in the Uniforms and Related Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2015 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

k)  Other intangible assets

Other intangible assets consist of customer relationships, a non-compete agreement and a trade name acquired in previous business acquisitions.

The cost, amortization and net value of customer relationships and non-compete agreement as of December 31, 2015 and 2014 were as follows:

	Customer Relationships	Weighted Average Life (years)	Non-Compete Agreement	Weighted Average Life (years)
December 31, 2015
Cost	$10,221,000	9.6	$5,000,000	5
Accumulated amortization	(3,199,000)		(2,500,000)
Net	$7,022,000		$2,500,000

December 31, 2014
Cost	$10,221,000	9.6	$5,000,000	5
Accumulated amortization	(2,133,000)		(1,500,000)
Net	$8,088,000		$3,500,000

Amortization expense for other intangible assets was $2,066,000 and $2,065,000 for the years ended December 31, 2015 and 2014, respectively. Amortization expense for other intangible assets is expected to be $2,042,000 for the year ending December 31, 2016; $1,920,000 in 2017; $1,420,000 in 2018; $920,000 in each of the years ending December 31, 2019 through 2022; and $460,000 in 2023.

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

p)  Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2015 and 2014.

q)  Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has issued options and stock-settled stock appreciation rights. At December 31, 2015, the Company had 4,168,786 shares of common stock authorized for awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

u)  Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2015 and 2014, the Company had no customers with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2015 and 2014, the top five accounts receivable customer balances totaled $7,702,000 and $7,128,000, respectively, or approximately 25.7% and 25.5% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2015 and 2014 had net sales of approximately $12,537,000 and $11,215,000, respectively, or approximately 6.0% and 5.7% of the respective total net sales for the Company. The Company’s five largest customers for the years ended December 31, 2015 and 2014 had net sales of approximately $48,900,000 and $43,153,000, respectively, or approximately 23.3% and 22.0% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2015 and 2014 are receivable balances from a supplier in Haiti totaling $2,569,000 and $3,758,000, respectively.

In 2015 and 2014, approximately 22% and 22%, respectively, of the Company’s products were obtained from suppliers located in Central America. Any inability by the Company to continue to obtain its products from Central America could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

v)  Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2015 and 2014, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

w) Stock Split

On December 29, 2014, the Board of Directors declared a 2-for-1 stock split of the Company’s common stock.  The record date for the split was January 12, 2015, and the stock split became effective on February 4, 2015.  All share and per share information in these consolidated financial statements are presented as though the stock split occurred prior to January 1, 2014.

x)  Use of estimates

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

y)  Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendment to the standard is effective for the Company beginning on June 1, 2018. While the Company is currently assessing the impact of the new standard, it does not expect this new guidance to have a material impact on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company is currently assessing the timing of adoption of the new guidance, but does not expect it will have a material impact on the Company’s Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11 “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (“LIFO”) and the retail inventory method. The new guidance is effective for the Company beginning on January 1, 2017, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2017. The FASB has implemented a one year delay in the effective date of Topic 606. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2015	2014
Balance at the beginning of year	$680,000	$560,000

Provision for bad debts	266,000	197,000

Charge-offs	(98,000)	(105,000)

Recoveries	-	28,000

Balance at the end of year	$848,000	$680,000

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2015	2014
Balance at the beginning of year	$1,308,000	$793,000

Provision for returns and allowances	4,547,000	6,024,000

Liability assumed in acquisition of business	-	-

Actual returns and allowances paid to customers	(4,471,000)	(5,509,000)

Balance at the end of year	$1,384,000	$1,308,000

NOTE 4 - Inventories:

	December 31,
	2015	2014
Finished goods	$48,206,000	$44,610,000
Work in process	860,000	323,000
Raw materials	14,507,000	13,349,000
	$63,573,000	$58,282,000

NOTE 5 - Property, Plant and Equipment:

	December 31,
	2015	2014
Land	$4,485,000	$4,485,000
Buildings, improvements and leaseholds	16,601,000	11,329,000
Machinery, equipment and fixtures	43,791,000	42,686,000
	64,877,000	58,500,000
Accumulated depreciation and amortization	(42,353,000)	(42,215,000)
	$22,524,000	$16,285,000

Depreciation and amortization charges were approximately $1,807,000 and $1,774,000 in 2015 and 2014, respectively.

NOTE 6 - Long-Term Debt:

	December 31, 2015	December 31, 2014

Term loan payable to Fifth Third Bank, maturing July 1, 2018	$21,750,000	$24,375,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2016	-	440,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing July 1, 2018	2,200,000	220,000

	$23,950,000	$25,035,000
Less payments due within one year included in current liabilities	2,750,000	2,375,000

Long-term debt less current maturities	$21,200,000	$22,660,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc. Interest is payable on the term loan at LIBOR plus 0.95% (1.38% at December 31, 2015) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% (1.45% at December 31, 2015). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays an annual commitment fee of 0.10% on the average unused portion of the commitment under the Initial Credit Facility.  The available balance under the Initial Credit Facility is reduced by outstanding letters of credit.   As of December 31, 2015, there was an outstanding balance of $472,000 under letters of credit.

Effective October 22, 2013, the credit agreement was amended to, among other things, increase the amount of permitted investments in subsidiaries that are not parties to the credit agreement and related agreements, from $1 million to $5 million.

On May 1, 2014, the credit agreement was further amended to provide for an additional $10 million revolving credit facility with Fifth Third Bank (the “Add on Credit Facility”), pursuant to the Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated May 1, 2014. The Second Amended and Restated Credit Agreement and other Loan Documents, as so amended, is referred to herein as the “Credit Agreement.” The Add on Credit Facility matures July 1, 2016. Interest is payable on the Add on Credit Facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.95% based upon the one-month LIBOR rate for U.S. dollar based borrowings (1.45% at December 31, 2015). The Company pays an annual commitment fee of 0.50% on the average unused portion of the commitment under the Add on Credit Facility. Effective February 10, 2016, the Company exercised its rights to terminate the Add on Credit Facility, as it was no longer considered necessary.

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

Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in Other Comprehensive Income (“OCI”), net of related income tax effects. At December 31, 2015, the interest rate swap had a negative fair value of $114,000, which is presented in other current liabilities within the consolidated balance sheets. The changes in the balances are shown as an increase in OCI in 2015 of $37,000 and as a reduction of OCI in 2014 of $26,000, net of tax of $20,000 in 2015 and net of tax benefit of $21,000 in 2014. The Company does not currently expect any of those losses to be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2016 $2,750,000; 2017 $3,000,000; and 2018 $16,000,000. The term loan does not include a prepayment penalty. In connection with the credit agreement, the Company incurred approximately $68,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the credit agreement and are recorded as additional interest expense.

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

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2015	2014
Current:
Federal	$6,527,000	$5,576,000
State and local	519,000	603,000
	7,046,000	6,179,000
Deferred tax provision (benefit)	(1,216,000)	1,000

	$5,830,000	$6,180,000

The significant components of the deferred income tax asset (liability) are as follows:

	2015	2014
Deferred income tax assets:
Pension accruals	$3,678,000	$3,340,000
Operating reserves and other accruals	1,231,000	1,069,000
Tax carrying value in excess of book basis of goodwill	1,514,000	621,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(691,000)	(572,000)
Deferred expenses	(752,000)	(1,013,000)

Net deferred income tax asset	$4,980,000	$3,445,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2015	2014

Statutory Federal income tax rate	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	1.6	2.2
Effect of change in unrecognized tax benefit	(0.1)	-
Untaxed foreign income	(6.0)	(3.3)
Non-deductible share-based employee compensation expense	1.3	1.6
Other items	0.1	0.8
Effective income tax rate	30.9%	35.3%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2015 and 2014, respectively, we have $500,000 and $580,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.  We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $500,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2015	2014
Balance at January 1,	$462,000	$497,000
Additions based on tax positions related to the current year	58,000	59,000
(Reductions) additions for tax positions of prior years	2,000	(7,000)
Reductions due to lapse of statute of limitations	(123,000)	(87,000)
Balance at December 31,	$399,000	$462,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2015 and 2014, we recorded $27,000 and $28,000 respectively, for interest and penalties, net of tax benefits. During 2015 and 2014, we reduced the liability by $44,000 and $38,000, respectively, of interest and penalties due to lapse of statute of limitations. At December 31, 2015 and 2014, we had $101,000 and $118,000, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $59,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2012 and significant state examinations is 2009.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $12,236,000 and $9,107,000 at December 31, 2015 and 2014, respectively. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

The Company recognizes the funded status of its defined benefit post retirement plans in the Company’s consolidated balance sheets.

At December 31, 2015, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $8,925,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2015 and 2014:

	December 31,
	2015	2014

Changes in benefit obligation
Benefit obligation at beginning of year	$25,470,000	$21,633,000
Service cost	48,000	81,000
Interest cost	951,000	1,001,000
Actuarial loss (gain)	327,000	4,168,000
Benefits paid	(2,006,000)	(1,413,000)
Benefit obligation at end of year	24,790,000	25,470,000

Changes in plan assets
Fair value of plan assets at beginning of year	17,386,000	18,016,000
Actual return on assets	(515,000)	783,000
Employer contributions	1,000,000	-
Benefits paid	(2,006,000)	(1,413,000)
Fair value of plan assets at end of year	15,865,000	17,386,000

Funded status at end of year	$(8,925,000)	$(8,084,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(8,925,000)	$(8,084,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,106,000	$9,153,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2015	2014
Projected benefit obligation	$24,790,000	$25,470,000
Fair value of plan assets	(15,865,000)	(17,386,000)
	$8,925,000	$8,084,000

Components of net periodic benefit cost

Net periodic benefits cost	2015	2014
Service cost - benefits earned during the period	$48,000	$81,000
Interest cost on projected benefit obligation	951,000	1,001,000
Expected return on plan assets	(1,343,000)	(1,395,000)
Recognized actuarial loss	772,000	322,000
Settlement loss	460,000	208,000
Net periodic pension cost after settlements	$888,000	$217,000

The pension settlement loss included in the table above relates to lump sum payments made to various employees upon their retirement or termination each year.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,061,000.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2014	3.86%	3.74%	8.00%	8.00%	N/A	N/A
2015	4.19%	4.09%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

	Discount Rate		Long Term Rate of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2014	4.82%	4.66%	8.00%	8.00%	N/A	N/A
2015	3.86%	3.74%	8.00%	8.00%	N/A	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2015, 2014 and target allocation for 2016 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2015	2014	2016
Equity securities	64%	63%	65%
Fixed income	15%	15%	15%
Other	21%	22%	20%
Total	100%	100%	100%

The Company plans to contribute $500,000 to our defined benefit pension plans in 2016.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
2016	$2,034,000
2017	$2,182,000
2018	$1,318,000
2019	$1,437,000
2020	$2,054,000
2021-2025	$7,853,000

Rabbi Trust

In connection with the Company’s unfunded SERP, we have purchased life insurance contracts on the lives of designated individuals during 2015. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $893,000 at December 31, 2015. We recognized an investment loss on the cash surrender value of these life insurance contracts of $7,000 in 2015.  The cash surrender value of these policies is included in other assets in the Consolidated Sheet as of December 31, 2105.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ payroll. The Company contributions for the years ended December 31, 2015 and 2014 were approximately $903,000 and $782,000, respectively.

NOTE 9 – Quarterly Results for 2014 and 2015 (Unaudited):

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014

Net sales	$41,027,000	$53,230,000	$52,291,000	$49,701,000

Gross profit	$14,056,000	$19,006,000	$18,433,000	$17,242,000

Income before taxes on income	$1,878,000	$5,867,000	$5,168,000	$4,616,000

Net income	$1,218,000	$3,907,000	$3,368,000	$2,856,000

Per Share Data:
Basic
Net income	$0.09	$0.30	$0.25	$0.21

Diluted
Net income	$0.09	$0.29	$0.24	$0.20

Average Outstanding Shares (Basic)	13,128,946	13,207,804	13,375,566	13,481,494
Average Outstanding Shares (Diluted)	13,553,740	13,648,540	14,004,202	14,252,310

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015

Net sales	$46,347,000	$54,116,000	$56,662,000	$53,192,000

Gross profit	$15,796,000	$18,531,000	$19,224,000	$17,882,000

Income before taxes on income	$3,223,000	$5,394,000	$5,581,000	$4,698,000

Net income	$2,043,000	$3,624,000	$4,031,000	$3,368,000

Per Share Data:
Basic
Net income	$0.15	$0.26	$0.29	$0.24

Diluted
Net income	$0.14	$0.25	$0.28	$0.23

Average Outstanding Shares (Basic)	13,584,922	13,730,646	13,833,561	13,894,907
Average Outstanding Shares (Diluted)	14,548,084	14,577,342	14,585,688	14,603,464

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $339,000 and $342,000 for the years ended December 31, 2015 and 2014, respectively. Long-term lease commitments totaling $274,000 are as follows: 2016 - $260,000; 2017 - $14,000; and 2018 $-0-.

On July 1, 2015 the Company entered into a lease agreement for certain property in Haiti for its uniform and related products business. The initial term of the lease is for 104 months beginning February 1, 2016, with a total rent payment of approximately $1,127,000 of which $1,014,000 was prepaid as of December 31, 2015.

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

NOTE 12 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All incentive stock options and stock appreciation rights awards under both plans have been or will be granted at prices at least equal to the fair market value of the shares on the date of grant. Awards (all of which are exercisable at each respective year end) granted to date under both plans are exercisable in part or in full within five years of grant date with the exception of annual grants to outside directors which are exercisable in part or in full within ten years of grant date. Proceeds from the exercise of awards are credited to common stock to the extent of par value, and the balance is credited to additional paid-in capital. At December 31, 2015, the Company had 4,161,510 shares of common stock authorized for awards of share-based compensation under the 2013 Plan. A summary of option transactions during the two years ended December 31, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2013	1,114,058	$5.76
Granted	397,218	8.30
Exercised	(360,318)	5.70
Lapsed	(20,400)	7.92
Cancelled	(12,500)	6.43
Outstanding December 31, 2014	1,118,058	$6.63
Granted	153,618	$18.11
Exercised	(309,230)	6.90
Lapsed	(10,900)	6.00
Cancelled	(5,000)	11.22
Outstanding December 31, 2015	946,546	$8.39

At December 31, 2015, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $8,307,000.

Options exercised during the years ended December 31, 2015 and 2014, had intrinsic values of $3,528,000 and $1,356,000, respectively.

The weighted average fair value of options granted for each of the years ended December 31, 2015 and 2014, was $5.22 and $2.26, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2015:

Range of Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$3.82	-	$4.71	53,166	3.39	$4.44
$5.55	-	$7.36	665,722	2.41	$6.37
$7.96	-	$18.66	227,658	4.86	$15.20
$3.82	-	$18.66	946,546	3.06	$8.39

A summary of stock-settled stock appreciation rights ("SARS") transactions during the two years ended December 31, 2015 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2013	452,812	$5.76
Granted	137,382	7.36
Exercised	(68,170)	5.85
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2014	522,024	$6.17
Granted	53,292	$18.66
Exercised	(193,750)	5.73
Lapsed	-
Cancelled	-
Outstanding December 31, 2015	381,566	$8.14

At December 31, 2015, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,464,000.

SARS exercised during the years ended December 31, 2015 and 2014, respectively, had intrinsic values of $2,602,000 and $275,000.

The weighted average fair value of SARS granted for each of the years ended December 31, 2015 and 2014 was $5.20 and $2.02, respectively.

The following table summarizes information about SARS outstanding as of December 31, 2015:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			SARS	Contractual Life (Years)	Exercise Price
$5.62	-	$7.36	328,274	1.93	$6.43
	$18.66		53,292	4.08	$18.66
$5.62	-	$18.66	381,566	2.23	$8.14

At December 31, shares available to issue as awards under the plan were 4,161,510 for 2015 and 4,360,846 for 2014. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards:

	SARS	Options
Exercise price
2015	$18.66	$16.78	-	$18.66
2014	$7.36	$7.36	-	$10.38

Market price
2015	$18.66	$16.78	-	$18.66
2014	$7.36	$7.36	-	$10.38

Risk free interest rate[1]
2015	1.5%	1.5%	-	2.1%
2014	1.5%	1.5%	-	2.6%

Expected award life (years)[2]	5	5	-	10

Expected volatility[3]
2015	34.9%	34.9%	-	39.0%
2014	42.5%	37.3%	-	42.5%

Expected dividend yield[4]
2015	1.6%	1.6%	-	1.9%
2014	3.7%	2.9%	-	3.7%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the two years ended December 31, was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

For the years ended December 31, 2015 and 2014, the Company recognized $1,079,000 and $1,175,000, respectively, of pre-tax share-based compensation expense, related to options and SARs, recorded in selling and administrative expense in the consolidated statements of comprehensive income. These expenses were offset by $122,000 and $120,000, respectively, of deferred tax benefits for non-qualified share–based compensation.

The Company also utilizes restricted stock grants as part of its share based compensation strategy. The Company issued restricted stock grants for 8,326 shares and 106,016 shares in 2015 and 2014, respectively. The fair value of the stock on the date of grant was $151,000 and $808,000 in 2015 and 2014, respectively. All such shares are unvested at the time of grant and will vest if the respective executives or Board Members are still employed by the Company or serving on its Board of Directors three years after the respective grant dates. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan. Expense for each of these grants is being recognized over the service period. In 2015 and 2014, the Company recognized approximately $282,000 and $229,000, respectively, in expense associated with these grants. In 2015 and 2014, the Company recognized tax benefits related to these grants of $81,000 and $99,000, respectively.

As of December 31, 2015, the Company had $449,000 of unrecognized compensation cost expected to be recognized in the future for prior grants of restricted shares.

During the years ended December 31, 2015 and 2014, the Company received $1,840,000 and $1,855,000, respectively, in cash from stock option exercises. Current tax benefits of $843,000 and $263,000, respectively, were recognized for these exercises. Additionally, during the year ended December 31, 2015, the Company received 14,571 shares of its common stock as payment for the issuance of 50,224 shares of its common stock related to the exercise of stock options. During the year ended December 31, 2014, the Company received 20,256 shares of its common stock as payment for the issuance of 40,816 shares of its common stock related to the exercise of stock options.

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2015	2014
Net earnings used in the computation of basic and diluted earnings per share	$13,066,000	$11,349,000
Weighted average shares outstanding - basic	13,761,009	13,298,452
Common stock equivalents	817,635	566,246
Total weighted average shares outstanding - diluted	14,578,644	13,864,698
Per Share Data:
Basic
Net earnings	$0.95	$0.85
Diluted
Net earnings	$0.90	$0.82

Awards to purchase an average of 108,400 shares of common stock with a weighted average exercise price of $17.98 per share were outstanding during 2015 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.  Awards to purchase an average of 34,440 shares of common stock with a weighted average exercise price of $10.03 per share were outstanding during 2014 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Other Current Liabilities:

	Year Ended December 31,
	2015	2014
Salaries, wages, commissions and vacation pay	$5,371,000	$5,926,000
Accrued rebates	1,349,000	1,273,000
Other accrued expenses	1,587,000	1,796,000
	$8,307,000	$8,995,000

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2015	2014
Income taxes paid	$6,897,000	$5,274,000
Interest paid	$523,000	$466,000

During the years ended December 31, 2015 and 2014, the Company received 14,571 and 20,256 shares, respectively, of its common stock as payment for the exercise of stock options for 50,224 and 40,816 shares, respectively.

NOTE 16 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program the Company reacquired and retired -0- shares of its common stock in the years ended December 31, 2015 and 2014. At December 31, 2015, the Company had 261,675 shares remaining on its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 17 – Operating Segment Information:

The Company classifies its businesses into two operating segments based on the types of products and services provided. The Uniforms and Related Products segment consists of the sale of uniforms and related items. The Remote Staffing Solutions segment consists of sales of staffing solutions.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and earnings before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Summary of Significant Accounting Policies. Amounts for corporate expenses are included in the Uniforms and Related Products segment totals. Information related to the operations of the Company's operating segments is set forth below:

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2015
Net sales	$198,319,000	$15,604,000	$(3,606,000)	$210,317,000

Gross margin	$65,247,000	$8,579,000	$(2,393,000)	$71,433,000

Selling and administrative expenses	49,225,000	5,186,000	(2,393,000)	52,018,000

Interest expense	519,000	-	-	519,000

Income before taxes on income	$15,503,000	$3,393,000	$-	$18,896,000

Depreciation and amortization	$3,561,000	$312,000	$-	$3,873,000

Capital expenditures	$3,003,000	$5,066,000	$-	$8,069,000

Total assets	$140,779,000	$14,551,000	$(3,530,000)	$151,800,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2014
Net sales	$188,199,000	$11,424,000	$(3,374,000)	$196,249,000

Gross margin	$64,480,000	$6,487,000	$(2,230,000)	$68,737,000

Selling and administrative expenses	48,924,000	4,030,000	(2,230,000)	50,724,000

Interest expense	484,000	-	-	484,000

Income before taxes on income	$15,072,000	$2,457,000	$-	$17,529,000

Depreciation and amortization	$3,581,000	$258,000	$-	$3,839,000

Capital expenditures	$2,187,000	$2,749,000	$-	$4,936,000

Total assets	$131,710,000	$9,797,000	$(1,570,000)	$139,937,000

NOTE 18 – Subsequent Events:

On February 5, 2016, the Compensation Committee of the Board of Directors approved a grant of performance shares under the terms of the 2013 Stock and Awards Plan of the Company to three members of management.  Under the terms of the agreement, a total of 50,000 of these shares are unvested at the date of grant and will vest if the respective executives are still employed by the Company on February 5, 2021.  The fair value of these shares on the date of grant was $16.35 for a total value of $818,000.  Under the terms of the agreement, an additional total of 50,000 of these shares are unvested at the date of grant and will vest if the respective executives meet certain performance targets over the next five years and are still employed by the Company on February 5, 2021.  The fair value of these shares on the date of grant was $16.35 for a total value of $818,000.  The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan.

Effective February 10, 2016, the Company exercised its rights to terminate the Add on Credit Facility, as it was no longer considered necessary.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; and

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation under the Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Item 9B.     Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2015 are listed below:

BOARD OF DIRECTORS
Sidney Kirschner	Chairperson of the Board Chief Executive Officer, Piedmont Physicians
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Robin Hensley	President, Raising the Bar
Paul V. Mellini	Chief Executive Officer and President, Nature Coast Bank
Todd Siegel	Director

EXECUTIVE OFFICERS
Michael Benstock	Chief Executive Officer
Alan D. Schwartz	President
Peter Benstock	Executive Vice President
Andrew D. Demott, Jr.	Chief Operating Officer, Chief Financial Officer and Treasurer
Jordan M. Alpert	Vice President, General Counsel and Secretary

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

The remaining information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2016 Annual Meeting of Shareholders.

Item 11.          Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2016 Annual Meeting of Shareholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2015, including the 2003 Incentive Stock and Awards Plan and the 2013 Incentive Stock and Awards Plan :

Number of securities remaining available
	Number of securities		for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation
Plans approved by Security holders	1,328,112	$8.31	4,161,510

Equity compensation
Plans not approved by Security holders	-	-	-

Total	1,328,112	$8.31	4,161,510

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2016 Annual Meeting of Shareholders.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2016 Annual Meeting of Shareholders.

Item 14.          Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2016 Annual Meeting of Shareholders.

PART IV

Item 15.		Exhibits and Financial Statement Schedules
(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Consolidated statements of comprehensive income - years ended December 31, 2015 and 2014	21
		Consolidated balance sheets - December 31, 2015 and 2014	22
		Consolidated statements of shareholders' equity and comprehensive income - years ended December 31, 2015 and 2014	23
		Consolidated statements of cash flows - years ended December 31, 2015 and 2014	24
		Notes to consolidated financial statements	25-43
		Independent Auditors' Report	44
(a)	2.	Financial Statement Schedules
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

SUPERIOR UNIFORM GROUP, INC.

/s/ Michael Benstock
By: Michael Benstock Chief Executive Officer (Principal Executive Officer)

DATE: February 25, 2016

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints each of Michael Benstock, Andrew D. Demott, Jr. and Jordan M. Alpert his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock

Michael Benstock, February 25, 2016

Chief Executive Officer

(Principal Executive Officer)

/s/ Andrew D. Demott, Jr.

Andrew D. Demott, Jr., February 25, 2016

Chief Operating Officer, Chief Financial Officer and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidney Kirschner	/s/ Alan D. Schwartz
Sidney Kirschner, February 25, 2016 (Chairperson of the Board)	Alan Schwartz, February 25, 2016 (Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 25, 2016 (Director)	Robin Hensley, February 25, 2016 (Director)

/s/ Todd Siegel
Todd Siegel, February 25, 2016 (Director)

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

10.27*	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 (File/Film No.: 001-05869/14603415) and incorporated herein by reference.
10.28	Second Amendment to Second Amended and Restated Credit Agreement and Other Loan Documents, dated as of May 1, 2014, among Fifth Third Bank, Superior Uniform Group, Inc. and certain other parties thereto (containing as Exhibit J the Form of Add-On Revolving Line of Credit Promissory Note), filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 6, 2014 (File/Film No.: 001-05869/14815641) and incorporated herein by reference.
10.29*(1)	Amendment No. 1 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 17, 2015.
10.30*(1)	Form of Performance Share Agreement
21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
31.1(1)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(1)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(1)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(1)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans and arrangements.

+ Submitted electronically with this Annual Report.

(1) Filed herewith.