Form 10-Q
period 2016-03-31
SUPERIOR UNIFORM GROUP INC
filed 2016-04-28
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission file number: 001-05869

Exact name of registrant as specified in its charter:

SUPERIOR UNIFORM GROUP, INC.

State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Florida	11-1385670

Address of principal executive offices:

10055 Seminole Boulevard

Seminole, Florida 33772-2539

Registrant's telephone number, including area code:

727-397-9611

Former name, former address and former fiscal year, if changed since last report: ___________________

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

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]                No [X]

As of April 27, 2016, the registrant had 14,325,846 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31,

(Unaudited)

	2016	2015

Net sales	$57,968,000	$46,347,000

Costs and expenses:
Cost of goods sold	37,947,000	30,551,000
Selling and administrative expenses	16,463,000	12,437,000
Interest expense	148,000	136,000
	54,558,000	43,124,000

Income before taxes on income	3,410,000	3,223,000
Income tax expense	1,150,000	1,180,000

Net income	$2,260,000	$2,043,000

Weighted average number of shares outstanding during the period
(Basic)	13,927,063	13,584,922
(Diluted)	14,668,658	14,548,084
Per Share Data:
Basic
Net income	$0.16	$0.15
Diluted
Net income	$0.15	$0.14

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	171,000	128,000

Recognition of settlement loss included in net periodic pension costs	165,000	-

Loss on cash flow hedging activities	(15,000)	(22,000)

Foreign currency translation adjustment	121,000	-
Other comprehensive income	442,000	106,000

Comprehensive income	$2,702,000	$2,149,000

Cash dividends per common share	$0.0825	$0.075

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	December 31,
	(Unaudited)	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,289,000	$1,036,000
Accounts receivable, less allowance for doubtful accounts of $1,060,000 and $848,000, respectively	38,554,000	29,914,000
Accounts receivable - other	3,305,000	3,262,000
Prepaid expenses and other current assets	9,625,000	6,214,000
Inventories*	62,810,000	63,573,000
TOTAL CURRENT ASSETS	116,583,000	103,999,000

PROPERTY, PLANT AND EQUIPMENT, NET	24,874,000	22,524,000
OTHER INTANGIBLE ASSETS, NET	25,035,000	14,222,000
GOODWILL	11,408,000	4,135,000
DEFERRED INCOME TAXES	5,218,000	4,980,000
OTHER ASSETS	2,320,000	1,871,000
	$185,438,000	$151,731,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,324,000	$11,775,000
Other current liabilities	6,794,000	8,307,000
Current portion of long-term debt	6,429,000	2,750,000
Current portion of acquisition-related contigent liabilities	-	1,787,000
TOTAL CURRENT LIABILITIES	24,547,000	24,619,000

LONG-TERM DEBT, net of issuance costs	41,634,000	21,131,000
LONG-TERM PENSION LIABILITY	8,889,000	8,925,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	9,284,000	3,866,000
OTHER LONG-TERM LIABILITIES	520,000	500,000
COMMITMENTS AND CONTINGENCIES (NOTE 6)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 14,312,146 and 13,917,465, respectively.	14,000	14,000
Additional paid-in capital	40,110,000	33,806,000
Retained earnings	66,520,000	65,392,000
Accumulated other comprehensive loss, net of tax:
Pensions	(6,112,000)	(6,448,000)
Cash flow hedges	(89,000)	(74,000)
Foreign currency translation adjustment	121,000	-
TOTAL SHAREHOLDERS' EQUITY	100,564,000	92,690,000
	$185,438,000	$151,731,000

* Inventories consist of the following:

	March 31,
	2016	December 31,
	(Unaudited)	2015
Finished goods	$49,009,000	$48,206,000
Work in process	668,000	860,000
Raw materials	13,133,000	14,507,000
	$62,810,000	$63,573,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,260,000	$2,043,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,103,000	953,000
Provision for bad debts - accounts receivable	67,000	59,000
Share-based compensation expense	831,000	824,000
Deferred income tax provision	(479,000)	62,000
Loss on sales of property, plant and equipment	-	12,000
Accretion of acquisition-related contingent liability	35,000	33,000

Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(3,650,000)	804,000
Accounts receivable - other	(43,000)	(435,000)
Inventories	1,001,000	(1,639,000)
Prepaid expenses and other current assets	(184,000)	(2,230,000)
Other assets	(281,000)	(2,000)
Accounts payable	(1,833,000)	1,142,000
Other current liabilities	(2,245,000)	(2,887,000)
Long-term pension liability	485,000	127,000
Other long-term liabilities	20,000	20,000
Net cash used in operating activities	(2,913,000)	(1,114,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,707,000)	(906,000)
Acquisition of business, net of acquired cash	(15,252,000)	-
Net cash used in investing activities	(17,959,000)	(906,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	74,363,000	13,220,000
Repayment of long-term debt	(50,250,000)	(10,255,000)
Payment of cash dividends	(1,133,000)	(1,000,000)
Payment of contingent liability	(1,800,000)	-
Proceeds received on exercise of stock options	322,000	356,000
Excess tax benefit from equity-related transactions	593,000	132,000

Net cash provided by financing activities	22,095,000	2,453,000

Effect of currency exchange rates on cash	30,000	-

Net increase in cash and cash equivalents	1,253,000	433,000

Cash and cash equivalents balance, beginning of year	1,036,000	4,586,000

Cash and cash equivalents balance, end of period	$2,289,000	$5,019,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)     Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and BAMKO, LLC; The Office Gurus, Ltda., de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC, and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC.  All of these entities are referred to collectively as “the Company”.  Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $547,000 for the three-month period ended March 31, 2016, and $516,000 for the three-month period ended March 31, 2015.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2016 and 2015, respectively, were $10,000 and $26,000.

f)     Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,655,000 and $2,397,000 for the three months ended March 31, 2016 and 2015, respectively.

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

j)     Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares, and performance shares.

	Three Months Ended March 31,
	2016	2015
Net earnings used in the computation of basic and diluted earnings per share	$2,260,000	$2,043,000

Weighted average shares outstanding - basic	13,927,063	13,584,922
Common stock equivalents	741,595	963,162
Weighted average shares outstanding - diluted	14,668,658	14,548,084
Per Share Data:
Basic
Net earnings	$0.16	$0.15
Diluted
Net earnings	$0.15	$0.14

Awards to purchase 193,150 and 145,600 shares of common stock with weighted average exercise prices of $18.34 and $18.66 per share were outstanding during the three-month periods ending March 31, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of March 31, 2016, the Company’s derivative counterparty had investment grade credit ratings.

In July 2013, the Company entered into an interest rate swap agreement whereby the interest rate payable by the Company on a portion of the outstanding balance of the term loan was effectively converted to a fixed rate beginning July 1, 2014. The Company entered into this interest rate swap arrangement to mitigate future interest rate risk associated with its borrowings and has designated it as a cash flow hedge. (See Note 2.)

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

m)   Comprehensive income

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For the Company, the only other components of total comprehensive income are the change in pension costs, change in fair value of qualifying hedges, and foreign currency translation adjustments.

n)    Operating segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that it has two reportable segments - uniforms and related products and remote staffing solutions. (See Note 6.)

o)    Share-Based Compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options, stock settled stock appreciation rights, and restricted stock. In 2016, the Company began granting performance shares as well.

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At March 31, 2016, the Company had 3,995,662 shares of common stock available for grant of share-based compensation under the 2013 Plan.

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

For the three months ended March 31, 2016 and 2015, respectively, the Company recognized $751,000 and $757,000 of pre-tax share-based compensation expense related to options and SARS, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by deferred tax benefits of $91,000 and $97,000 (excluding restricted stock) for the three months ended March 31, 2016 and 2015, respectively.

On February 7, 2014, the Compensation Committee of the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to four members of senior management for a total of 100,000 shares. The fair value of the stock on the date of grant was $7.36 per share for a total value of $736,000. These shares were unvested at the time of grant and will vest if the executives are still employed by the Company on February 7, 2017. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. On November 6, 2015, the Board of Directors approved a restricted stock grant under the terms of the 2013 Plan to the four independent members of the Board of Directors for a total of 7,276 shares. The fair value of the stock on the date of grant was $17.59 per share for a total value of $127,985. These shares were unvested at the time of grant and will vest if the directors are still serving on the Company’s Board of Directors on November 6, 2018. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

Expense for each of these grants is being recognized on a straight-line basis over the respective service period. The Company recognized approximately $80,000 and $67,000 in expense associated with the grants for the three month periods ended March 31, 2016 and 2015, respectively. These expenses were offset by deferred tax benefits of $28,000 and $24,000 for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had $368,000 of unrecognized compensation cost expected to be recognized in the future for such prior share-based awards.

On February 5, 2016, the Compensation Committee of the Board of Directors approved a grant of performance shares under the terms of the 2013 Stock and Awards Plan of the Company to three members of management.  Under the terms of the agreement, a total of 50,000 of these shares are unvested at the date of grant and will vest if the respective executives are still employed by the Company on February 5, 2021.  The fair value of these shares on the date of grant was $16.35 for a total value of $818,000.  Expenses for these grants are being recognized on a straight line basis over the respective service period. Under the terms of the agreement, an additional total of 50,000 of these shares are unvested at the date of grant and will vest if the respective executives meet certain performance targets over the five year period from January 1, 2016 through December 31, 2020 and are still employed by the Company on February 5, 2021.  The fair value of these shares on the date of grant was $16.35 for a total value of $818,000.  The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be granted. Based upon this evaluation, expected expenses for these grants are being recognized on a straight line basis over the respective service period. The company recognized expense of $45,000 associated with these grants for the three-month period ended March 31, 2016. These expenses were offset by deferred tax benefits of $16,000 for the three-month period ended March 31, 2016. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan. As of March 31, 2016, the Company had $1,317,000 of unrecognized compensation cost expected to be recognized in the future for these awards.

During the three-month periods ended March 31, 2016 and 2015, respectively, the Company received $322,000 and $356,000 in cash from stock option exercises. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of options transactions during the three months ended March 31, 2016 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2015	946,546	$8.39
Granted	109,332	16.35
Exercised	(52,984)	6.06
Lapsed	(1,592)	5.62
Cancelled	-	-
Outstanding March 31, 2016	1,001,302	$9.38

At March 31, 2016, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $8,609,000.

Options exercised during the three-month period ended March 31, 2016 had an intrinsic value of $601,000. Options exercised during the three-month period ended March 31, 2015 had an intrinsic value of $585,000. The weighted average grant date fair value of the Company’s options granted during the three month periods ended March 31, 2016 and 2015 was $4.49 and $5.20, respectively.

A summary of SARS transactions during the three months ended March 31, 2016 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2015	381,566	$8.14
Granted	58,108	16.35
Exercised	(36,208)	5.62
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2016	403,466	$9.54

At March 31, 2016, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,298,000.

SARS exercised during the three-month period ended March 31, 2016 had an intrinsic value of $442,000. SARS exercised during the three-month period ended March 31, 2015 had an intrinsic value of $1,231,000. There were 58,108 and 53,292 SARS granted during the three-month periods ended March 31, 2016 and 2015, respectively. The weighted average grant date fair value of the Company’s SARS granted during the three months ended March 31, 2016 and 2015 was $4.49 and $5.20, respectively.

The following table summarizes significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended
March 31,	SARS	Options

Exercise price
2016	$16.35	$16.35
2015	18.66	18.66

Market price
2016	16.35	16.35
2015	18.66	18.66

Risk free interest rate[1]
2016	1.3%	1.3%
2015	1.5%	1.5%

Expected award life (years)[2]	5	5

Expected volatility[3]
2016	36.5%	36.5%
2015	34.9%	34.9%

Expected dividend yield[4]
2016	2.0%	2.0%
2015	1.6%	1.6%

[1]	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
[2]	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
[3]

The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

[4]	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

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

In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs to be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. The amendment in this accounting standard update is to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this accounting standard update retrospectively effective January 1, 2016, and have reclassified all debt issuance costs as a reduction from the carrying amount of the related debt liability for both the current and prior period. See Note 2 of the Notes to Unaudited Consolidated Financial Statements for additional information.

In February 2016, the FASB issued an accounting standard update that amends the accounting guidance on leases. The primary change in this accounting standard update requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this accounting standard update are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of the provisions of this accounting standard update.

In March 2016, the FASB issued an accounting standard update that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. Certain of the amendments in this accounting standard update are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The amendments in this accounting standard update are effective for periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact of the provisions of this accounting standard update.

NOTE 2 - Long-Term Debt:

	March 31,	December 31,
	2016	2015

Term loan payable to Fifth Third Bank, maturing March 8, 2021	$45,000,000	$-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing March 8, 2021	3,120,000	2,200,000

Term loan payable to Fifth Third Bank, paid March 8, 2016	-	21,750,000

	$48,120,000	$23,950,000
Less:
Payments due within one year included in current liabilities	$6,429,000	$2,750,000

Deferred borrowing costs	57,000	69,000

Long-term debt less current maturities	$41,634,000	$21,131,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.29% at March 31, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.35% at March 31, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility.  The available balance under the Amended Credit Facility is reduced by outstanding letters of credit.   As of March 31, 2016, there was $19,000 outstanding under letters of credit.

In order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the original term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018 with the remaining notional balance of $3,250,000 to be eliminated on July 1, 2018. Effective at the inception of the new term loan, the fixed rate on the notional amount was reduced to 2.43%.

Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of substantially all of the assets of BAMKO, Inc. on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value at that time of the interest rate swap of $152,000 will be amortized as an expense over the remaining life of the swap agreement. At March 31, 2016, the interest rate swap had a negative fair value of $145,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $5,000 of this cumulative loss has been recognized in earnings in 2016. The balance of $145,000, net of tax benefit of $51,000, since the inception of the hedge in July 2013 has been recorded within OCI through March 31, 2016. The Company expects that approximately $65,000 of these losses will be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2016 $4,821,000; 2017 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $58,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and a fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Amended Credit Agreement.

NOTE 3 – Periodic Pension Expense:

The following table presents the net periodic pension expense under our plans for the three month periods ended March 31:

	2016	2015

Service cost - benefits earned during the period	$14,000	$26,000
Interest cost on projected benefit obligation	247,000	238,000
Expected return on plan assets	(297,000)	(336,000)
Recognized actuarial loss	266,000	199,000
Settlement loss	255,000	-
Net periodic pension cost	$485,000	$127,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

NOTE 4 - Supplemental Cash Flow Information

Cash paid for income taxes was $29,000 and $18,000, respectively, for the three-month periods ended March 31, 2016 and 2015. Cash paid for interest was $99,000 and $95,000, respectively for the three-month periods ended March 31, 2016 and 2015.  During the three months ended March 31, 2015, the Company received 3,432 shares of its common stock as payment of the exercise price in the exercise of stock options for 9,640 shares.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Operating Segment Information:

The Company classifies its businesses into two operating segments based on the types of products and services provided. The Uniforms and Related Products segment consists of the sale of uniforms and related items, including promotional products. The Remote Staffing Solutions segment consists of sales of staffing solutions.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
March 31, 2016
Net sales	$54,483,000	$4,358,000	$(873,000)	$57,968,000

Gross margin	$18,277,000	$2,316,000	$(572,000)	$20,021,000

Selling and administrative expenses	15,628,000	1,407,000	(572,000)	16,463,000

Interest expense	148,000	-	-	148,000

Income before income taxes	$2,501,000	$909,000	$-	$3,410,000

Depreciation and amortization	$1,010,000	$93,000	$-	$1,103,000

Capital expenditures	$853,000	$1,854,000	$-	$2,707,000

Total assets	$173,820,000	$16,573,000	$(4,955,000)	$185,438,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
March 31, 2015
Net sales	$43,788,000	$3,466,000	$(907,000)	$46,347,000

Gross margin	$14,415,000	$1,996,000	$(615,000)	$15,796,000

Selling and administrative expenses	11,933,000	1,119,000	(615,000)	12,437,000

Interest expense	136,000	-	-	136,000

Income before income taxes	$2,346,000	$877,000	$-	$3,223,000

Depreciation and amortization	$884,000	$69,000	$-	$953,000

Capital expenditures	$693,000	$213,000	$-	$906,000

Total assets	$135,061,000	$10,746,000	$(2,143,000)	$143,664,000

NOTE 7 – Acquisition of Business:

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). The transaction had an effective date of March 1, 2016. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA. With sales offices in the United States, England and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many of the world’s most successful brands. The purchase price for the asset acquisition consists of approximately $15.8 million in cash, subject to adjustment, the issuance of approximately 324,000 restricted shares of Superior Uniform Group’s common stock that will vest over a five year period, the potential future payment of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO.  The transaction also includes the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q. The agreement has been attached to provide investors with information regarding its terms. It is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or BAMKO. In particular, the representations, warranties and covenants set forth in the agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreement, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreement should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of their its subsidiaries or affiliates.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows:

Cash consideration at closing, net of cash acquired	$15,252,000

Restricted shares of Superior common stock issued	4,558,000

Total Considerations	$19,810,000

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of BAMKO based on their estimated fair values as of March 1, 2016. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the preliminary allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of BAMKO based on their estimated fair values as of the effective date of the transaction.

The assets and liabilities of BAMKO shown below are based on our preliminary estimates of their acquisition effective date fair values. Our final fair value determinations may be significantly different than those shown below.

The following is our preliminary assignment of the aggregate consideration:

Accounts receivable	$5,000,000

Prepaid expenses and other current assets	3,186,000

Inventories	236,000

Property, plant and equipment	199,000

Other assets	100,000

Identifiable intangible assets	11,360,000

Goodwill	7,185,000

Total assets	$27,266,000

Accounts payable	$1,324,000

Other current liabilities	736,000

Future contingent liabilities	5,396,000

Total liabilities	$7,456,000

The Company recorded $11,360,000 in identifiable intangibles at fair value, consisting of $2,090,000 in acquired customer relationships, $370,000 in non-compete agreements from the former owners of BAMKO, and $8,900,000 for the acquired trade name.

On the effective date, the estimated value for acquisition-related contingent consideration payable was $5,396,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Goodwill was calculated as the difference between the fair value of the consideration and the preliminary values assigned to the assets acquired and liabilities assumed. The purchase price and goodwill allocation are expected to be finalized during the remainder of 2016 as the Company completes its process of evaluating all relevant data associated with the transaction.

The intangible assets associated with the customer relationships will be amortized for seven years beginning on March 1, 2016 and the non-compete agreement will be amortized for five years and ten months. The trade name is considered an indefinite-life asset and as such will not be amortized.

The Company recognized amortization expense on these acquired intangible assets of $30,000 for the three month period ended March 31, 2016.

For the three month period ended March 31, 2016, the Company incurred and expensed transaction related expenses of approximately $898,000. These amounts are included in selling and administrative expenses on the consolidated statements of comprehensive income.

Net revenues and net loss for BAMKO of $3,800,000 and $498,000, respectively, are included in the Company's consolidated statements of comprehensive income from the effective date of the acquisition, March 1, 2016, through March 31, 2016. Pre-tax acquisition related expenses of $898,000 are included in this net loss for BAMKO.

On a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire three-month periods ended March 31, 2016 and 2015, net sales would have increased approximately $6,585,000 in 2016 and $7,100,000 in 2015. Net income for the three-month period ended March 31, 2016 would have increased approximately $900,000 and net income for the three-month period ended March 31, 2015 would have decreased approximately $623,000 from our reported net income for these periods. Pre-tax acquisition related expenses of $898,000 have been recorded as though they were incurred as of January 1, 2015 for this comparison.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may”, “will”, “should”, “could”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, “potential”, or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials; our ability to successfully integrate operations following acquisitions; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $386,000.

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the quarters ended March 31, 2016 and 2015 includes the compensation expense for the share-based payments granted in those quarters. In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not be material.

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

We have continued our efforts to increase penetration of the direct health care market. We were awarded our first two group purchasing organization contracts in 2015 and increased the number of healthcare facilities that we are able to pursue for direct sales by at least 4,500. These contracts give us the ability to pursue these healthcare facilities as customers. We are actively working to acquire these potential customers and to grow our direct healthcare business over the next several years. We expect to be awarded additional agreements for other group purchasing organizations in the future.

We have been and continue to actively pursue acquisitions to increase our market share in the Uniforms and Related Products segment. During the first quarter of 2016 we acquired substantially all of the assets of BAMKO, Inc. to strengthen our position in the promotional products and branded merchandise market as we believe this product line is a synergistic fit with our uniform business.

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States. This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $12 million in net sales to outside customers in 2015.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2016 and beyond.  We increased net sales to outside customers in this segment by approximately 49% in 2015 as compared to 2014 and by approximately 42% in 2014 as compared to 2013.  We are investing in a new call center building in El Salvador expected to be completed mid 2016 that will essentially double our existing capacity there. We spent approximately $6 million on the El Salvador project in 2014 and 2015. We spent approximately $1.8 million in the first quarter of 2016 and expect to spend an additional $1.5 million to complete the project in 2016. We are also investing in smaller renovations that will add additional capacity in our Belize and United States locations as well. We continue to receive a favorable response from the market for our services and we believe this sector will continue to grow significantly in 2016 and beyond.

Results of Operations

Net sales increased 25.1% from $46,347,000 for the three months ended March 31, 2015 to $57,968,000 for the three months ended March 31, 2016.   The 25.1% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment excluding net sales from BAMKO (contributing 14.9%), the effect of the BAMKO acquisition (contributing 8.2%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 2.0%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 6 to the consolidated interim financial statements for more information and a reconciliation of segment net sales to total net sales.

Uniforms and Related Products net sales increased 24.4% for the three months ended March 31, 2016, compared to the prior year quarter. 8.7% of the increase in net sales is due to the inclusion of net sales of BAMKO from the March 1, 2016 effective date of the acquisition, with the balance attributed to our continued market penetration as well as continued improvement in the economy including increases in voluntary employee turnover in the marketplace.

Remote Staffing Solutions net sales increased 25.7% before intersegment eliminations and 36.2% after intersegment eliminations for the three months ended March 31, 2016, compared to the prior year quarter. These increases are attributed to continued market penetration in 2016, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.5% for the three months ended March 31, 2016 and 67.1% for the comparable period in 2015. The decrease as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales on non-BAMKO sales during 2016 (contributing 0.5%), a reduction in overhead costs as a percentage of net sales on non-BAMKO sales as a result of higher net sales in the first quarter of 2016 (contributing 0.2%) partially offset by higher cost of goods sold on BAMKO sales as a percentage of net sales (contributing 0.1%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 46.9% for the three months ended March 31, 2016, and 42.4% in the comparable period for 2015. The percentage increase in 2016 as compared to 2015 is primarily attributed to an increase in the percentage of segment revenue attributable to the domestic portion of our Remote Staffing Solutions segment from 16.4% in the three month period ended March 31, 2015 to 33.5% in the comparable period of 2016. The hourly rates charged for domestic services are higher than those for offshore services but the margin percentage earned is lower.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.7% for the three months ended March 31, 2016 and 27.3% for the comparable period in 2015. Excluding the effect of BAMKO’s results, selling and administrative expenses as a percentage of net sales would have been 26.9% for the three months ended March 31, 2016. Excluding this effect, the decrease as a percentage of net sales is attributed primarily to higher net sales in 2016 to cover operating expenses (contributing 4.2%), partially offset by increased salaries, wages and benefits exclusive of retirement plan expenses as a result of the continuing growth in net sales (contributing 2.2%); pension settlement losses recognized in 2016 (contributing 0.5%) as well as higher ongoing pension and retirement plan expense (contributing 0.3%) and other minor net increases (contributing 1.3%). BAMKO selling and administrative expenses included in operating results for the period from March 1, 2016, the effective date of the acquisition, through March 31, 2016 were approximately $1,977,000. Included within these expenses was approximately $898,000 in expenses associated with the acquisition. Net of these acquisition-related expenses, BAMKO’s selling and administrative expenses as a percentage of BAMKO’s net sales would have been 28.4%.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 32.3% for the three months ended March 31, 2016 and 2015. An increase in salaries, wages and benefits to support expected significant future growth (contributing 4.8%) was offset primarily by higher net sales to cover operating expenses.

Interest expense increased from $136,000 for the three months ended March 31, 2015 to $148,000 for the three months ended March 31, 2016. This increase is attributed primarily to higher average borrowings outstanding in the quarter ended March 31, 2016.

The Company’s effective tax rate for the three months ended March 31, 2016 was 33.7% versus 36.6% for the three months ended March 31, 2015.  The 2.9% decrease in the effective tax rate is attributed primarily to an increase in the benefit for income from foreign operations (contributing 1.9%), and a decrease in non-deductible share based compensation as a percentage of taxable earnings (contributing 0.5%), and a net decrease in other items (contributing 0.5%).

Liquidity and Capital Resources

Accounts receivable - trade increased 28.9% from $29,914,000 on December 31, 2015 to $38,554,000 on March 31, 2016. Approximately $5,000,000 of this increase is attributed to trade receivables acquired as part of the BAMKO acquisition effective March 1, 2016.  The balance of the increase is attributed to higher sales in the last month of the current quarter versus the last month of the fourth quarter of 2015.

Prepaid expenses and other current assets increased 54.9% from $6,214,000 on December 31, 2015 to $9,625,000 as of March 31, 2016. This increase is primarily attributed to assets acquired as part of the BAMKO acquisition effective March 1, 2016 of $3,186,000, with the balance primarily related to timing of payments for prepaid insurance.

Inventories decreased 1.2% from $63,573,000 on December 31, 2015 to $62,810,000 as of March 31, 2016. This decrease is attributed to an effort to reduce overall inventory levels partially offset by the acquisition of $236,000 of inventory as part of the BAMKO acquisition.

Other intangible assets increased 76.0% from $14,222,000 on December 31, 2015 to $25,035,000 on March 31, 2016. This increase is attributed to other intangible assets acquired as part of the BAMKO acquisition effective March 1, 2016 of $11,360,000, partially offset by scheduled amortization of other intangible assets.

Accounts payable decreased 3.8% from $11,775,000 on December 31, 2015 to $11,324,000 on March 31, 2016. This decrease is primarily due to lower levels of inventory purchases partially offset by $1,324,000 in accounts payable assumed as part of the BAMKO acquisition.

Other current liabilities decreased 18.2% from $8,307,000 on December 31, 2015 to $6,794,000 on March 31, 2016. This decrease is primarily due to the payment of year-end annual incentive compensation during the first quarter of the year partially offset by $736,000 of other current liabilities assumed as part of the BAMKO acquisition.

Current portion of acquisition related contingencies decreased by 100% from $1,787,000 on December 31, 2015 to $0 on March 31, 2016 due to the payment of the 2015 amount associated with the HPI acquisition. The next payment related to this acquisition is not due until April of 2017.

Long-term acquisition related contingencies increased by 140.1% from $3,866,000 on December 31, 2015 to $9,284,000 as of March 31, 2016. This increase is primarily due to $5,396,000 of contingent liability recorded as part of the BAMKO acquisition with the remainder of the change attributed to accretion of the liabilities as we move closer to the scheduled payment dates. The contingent liability recorded as part of the BAMKO acquisition reflects liabilities specified in the asset purchase agreement for contingent consideration subject to a number of conditions, including the acquired business exceeding specified earnings targets, which is subject to acceleration upon the occurrence of certain events in the asset purchase agreement.

The Company will continue to evaluate its contingent liability for remeasurment at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the new liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Cash and cash equivalents increased by $1,253,000 from $1,036,000 on December 31, 2015 to $2,289,000 as of March 31, 2016. During the first quarter of 2016, the Company used cash of $2,913,000 in operating activities, used cash of $17,959,000 in investing activities, including $15,252,000 related to the acquisition of BAMKO; and used $2,707,000 for additions to property, plant and equipment, with approximately $1,824,000 related to the new building project in El Salvador and the balance related to normal recurring additions; and generated $22,095,000 from financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. As noted above, we are investing in a new call center building in El Salvador expected to be completed mid 2016 that will essentially double our existing capacity there. We spent approximately $6 million on the El Salvador project through December 31, 2015; approximately $1.8 million in the three month period ended March 31, 2016, and we expect to spend an additional $1.5 million to complete the project in 2016. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2016 and 2015, respectively, the Company paid cash dividends of $1,133,000 and $1,000,000.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (“the Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.29% at March 31, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.35% at March 31, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar-based borrowings. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of March 31, 2016, there was $19,000 outstanding under letters of credit.

In order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the original term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018 with the remaining notional balance of $3,250,000 to be eliminated on July 1, 2018. Effective at the inception of the new term loan, the fixed rate on the notional amount was reduced to 2.43%.

Under the terms of the interest rate swap, the Company receives variable interest rate payment and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of BAMKO on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value of the interest rate swap at that time of $152,000 will be amortized as an expense over the remaining life of the swap agreement. At March 31, 2016, the interest rate swap had a negative fair value of $145,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $5,000 of this cumulative loss has been recognized in earnings in 2016. The balance of $145,000, net of tax benefit of $51,000, since the inception of the hedge in July 2013 has been recorded within OCI through March 31, 2016. The Company expects that approximately $65,000 of these losses will be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2016 $4,821,000; 2017 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $58,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (3.5:1), a maximum funded indebtedness to EBITDA ratio as defined in the agreement (4.0:1) and a fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Amended Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

None.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Since December 31, 2015, a Risk Factor described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015 has changed and another has formed. Any Risk Factor not addressed in this Quarterly Report on Form 10-Q remains unchanged. The changed and/or new Risk Factors are the following (with the changed or new information shown in italics):

Risks Relating To Our Industry

Increases in the price of finished goods and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. We also sell products made from other materials, including glass and plastic. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, labor costs, and other unpredictable factors.  Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

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

Our growth is subject to global political and local currency-related risks.

We operate in many countries around the world. Our operations are subject to the effects of geopolitical risks. Political changes, some of which may be disruptive, can interfere with our supply chain and all of our activities in a particular location. Our operations are also affected by local currency volatility and currency controls. While some of the currency-related risks can be hedged using derivatives or other financial instruments, such attempts to mitigate these risks are costly and not always successful, and our ability to engage in such mitigation may decrease or become even more costly as a result of more volatile market conditions.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2016, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)3 under the Exchange Act) of our common shares during the three months ended March 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
(January 1, 2016 to	-	-	-	-
January 31, 2016)
Month #2
(February 1, 2016 to	-	-	-	-
February 29, 2016)
Month #3
(March 1, 2016 to	-	-	-	-
March 31, 2016)
TOTAL	-	-	-	-

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

Under our Amended Credit Agreement with Fifth Third Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2016	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2016	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Asset Purchase Agreement, by and among BAMKO, Inc., the Shareholders of BAMKO, Inc., and Prime Acquisition I, LLC, dated as of March 1, 2016.

10.1*	Third Amended and Restated Credit Agreement, dated March 8, 2016, among Fifth Third Bank, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**+	XBRL Instance

101.SCH**+	XBRL Taxonomy Extension Schema

101.CAL**+	XBRL Taxonomy Extension Calculation

101.DEF**+	XBRL Taxonomy Extension Definition

101.LAB**+	XBRL Taxonomy Extension Labels

101.PRE**+	XBRL Taxonomy Extension Presentation

*The filed version of this Agreement omits the schedules identified in the text of the Agreement. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities & Exchange Commission upon request.

**This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.