Form 10-Q
period 2016-06-30
SUPERIOR UNIFORM GROUP INC
filed 2016-07-21
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [_]            No [X]

As of July 19, 2016, the registrant had 14,408,470 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended June 30,

(Unaudited)

	2016	2015

Net sales	$64,660,000	$54,116,000

Costs and expenses:
Cost of goods sold	42,897,000	35,585,000
Selling and administrative expenses	16,956,000	13,008,000
Interest expense	192,000	129,000
	60,045,000	48,722,000

Income before taxes on income	4,615,000	5,394,000
Income tax expense	1,540,000	1,770,000

Net income	$3,075,000	$3,624,000

Weighted average number of shares outstanding during the period
(Basic)	14,120,617	13,730,646
(Diluted)	14,957,469	14,577,342
Per Share Data:
Basic
Net income	$0.22	$0.26
Diluted
Net income	$0.21	$0.25

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	171,000	129,000

Recognition of settlement loss included in net periodic pension costs	33,000	201,000

Gain on cash flow hedging activities	21,000	21,000

Foreign currency translation adjustment	173,000	-

Other comprehensive income	398,000	351,000

Comprehensive income	$3,473,000	$3,975,000

Cash dividends per common share	$0.0825	$0.075

See accompanying notes to consolidated interim financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Six Months Ended June 30,

(Continued)

(Unaudited)

	2016	2015

Net sales	$122,628,000	$100,463,000

Costs and expenses:
Cost of goods sold	80,844,000	66,136,000
Selling and administrative expenses	33,419,000	25,445,000
Interest expense	340,000	265,000
	114,603,000	91,846,000

Income before taxes on income	8,025,000	8,617,000
Income tax expense	2,690,000	2,950,000

Net income	$5,335,000	$5,667,000

Weighted average number of shares outstanding during the period
(Basic)	14,023,840	13,657,784
(Diluted)	14,813,064	14,562,713
Per Share Data:
Basic
Net income	$0.38	$0.41
Diluted
Net income	$0.36	$0.39

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	342,000	257,000

Recognition of settlement loss included in net periodic pension costs	198,000	201,000

Gain (loss) on cash flow hedging activities	6,000	(1,000)

Foreign currency translation adjustment	294,000	-

Other comprehensive income	840,000	457,000

Comprehensive income	$6,175,000	$6,124,000

Cash dividends per common share	$0.165	$0.15

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,735,000	$1,036,000
Accounts receivable, less allowance for doubtful accounts of $1,100,000 and $848,000, respectively	37,091,000	29,914,000
Accounts receivable - other	2,137,000	3,262,000
Prepaid expenses and other current assets	11,150,000	6,214,000
Inventories*	63,161,000	63,573,000
TOTAL CURRENT ASSETS	118,274,000	103,999,000

PROPERTY, PLANT AND EQUIPMENT, NET	27,090,000	22,524,000
OTHER INTANGIBLE ASSETS, NET	24,428,000	14,222,000
GOODWILL	11,481,000	4,135,000
DEFERRED INCOME TAXES	4,760,000	4,980,000
OTHER ASSETS	2,392,000	1,871,000
	$188,425,000	$151,731,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,397,000	$11,775,000
Other current liabilities	7,883,000	8,307,000
Current portion of long-term debt	6,429,000	2,750,000
Current portion of acquisition-related contigent liabilities	1,969,000	1,787,000
TOTAL CURRENT LIABILITIES	31,678,000	24,619,000

LONG-TERM DEBT, net of issuance costs	36,898,000	21,131,000
LONG-TERM PENSION LIABILITY	8,347,000	8,925,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	7,361,000	3,866,000
OTHER LONG-TERM LIABILITIES	540,000	500,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 14,407,920 and 13,917,465, respectively.	14,000	14,000
Additional paid-in capital	40,982,000	33,806,000
Retained earnings	68,287,000	65,392,000
Accumulated other comprehensive income (loss), net of tax:
Pensions	(5,908,000)	(6,448,000)
Cash flow hedges	(68,000)	(74,000)
Foreign currency translation adjustment	294,000	-
TOTAL SHAREHOLDERS' EQUITY	103,601,000	92,690,000
	$188,425,000	$151,731,000

* Inventories consist of the following:

	June 30,
	2016	December 31,
	(Unaudited)	2015

Finished goods	$49,649,000	$48,206,000
Work in process	955,000	860,000
Raw materials	12,557,000	14,507,000
	$63,161,000	$63,573,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30,

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,335,000	$5,667,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,333,000	1,890,000
Provision for bad debts - accounts receivable	180,000	211,000
Share-based compensation expense	983,000	964,000
Deferred income tax provision (benefit)	(69,000)	(881,000)
Loss on sales of property, plant and equipment	-	12,000
Accretion of acquisition-related contingent liability	81,000	65,000

Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(2,181,000)	(2,079,000)
Accounts receivable - other	1,125,000	892,000
Inventories	653,000	(2,493,000)
Prepaid expenses and other current assets	(1,648,000)	(1,419,000)
Other assets	(353,000)	(41,000)
Accounts payable	2,238,000	4,386,000
Other current liabilities	(1,350,000)	(2,233,000)
Long-term pension liability	259,000	567,000
Other long-term liabilities	40,000	40,000
Net cash provided by operating activities	7,626,000	5,548,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,527,000)	(2,099,000)
Acquisition of business, net of acquired cash	(15,252,000)	-
Net cash used in investing activities	(20,779,000)	(2,099,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	90,514,000	25,040,000
Repayment of long-term debt	(71,138,000)	(26,638,000)
Payment of cash dividends	(2,270,000)	(2,006,000)
Payment of contingent liability	(1,800,000)	-
Proceeds received on exercise of stock options	781,000	1,383,000
Excess tax benefit from exercise of stock options and SARS	683,000	588,000

Net cash provided by (used in) financing activities	16,770,000	(1,633,000)

Effect of currency exchange rates on cash	82,000	-

Net increase in cash and cash equivalents	3,699,000	1,816,000

Cash and cash equivalents balance, beginning of year	1,036,000	4,586,000

Cash and cash equivalents balance, end of period	$4,735,000	$6,402,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $607,000 for the three-month period ended June 30, 2016, and $516,000 for the three-month period ended June 30, 2015. Amortization expense for the six-month periods ended June 30, 2016 and 2015, respectively, was $1,154,000 and $1,033,000.

e)	Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2016 and 2015, respectively, were $22,000 and $64,000. Advertising costs for the six-month periods ended June 30, 2016 and 2015, respectively, were $32,000 and $90,000

f)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,497,000 and $2,229,000 for the three months ended June 30, 2016 and 2015, respectively. Other shipping and handling costs included in the selling and administrative expenses totaled $5,152,000 and $4,626,000, for the six months ended June 30, 2016 and 2015, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net earnings used in the computation of basic and diluted earnings per share	$3,075,042	$3,624,000	$5,335,443	$5,667,000

Weighted average shares outstanding - basic	14,120,617	13,730,646	14,023,840	13,657,784
Common stock equivalents	836,852	846,696	789,224	904,929
Weighted average shares outstanding - diluted	14,957,469	14,577,342	14,813,064	14,562,713
Per Share Data:
Basic
Net earnings	$0.22	$0.26	$0.38	$0.41
Diluted
Net earnings	$0.21	$0.25	$0.36	$0.39

Awards to purchase 153,000 shares of common stock with a weighted average exercise price of $18.65 per share were outstanding during the three-month period ending June 30, 2016, but were not included in the computation of diluted EPS because the awards exercise prices were greater than the average market price of the common shares. There were no such awards outstanding during the three-month period ending June 30, 2015.

Awards to purchase 173,075 shares of common stock with a weighted average exercise price of $18.50 per share were outstanding during the six-month period ending June 30, 2016. but were not included in the computation of diluted EPS because the awards exercise prices were greater than the average market price of the common shares. There were no such awards outstanding during the six-month period ending June 30, 2015.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of June 30, 2016, the Company’s derivative counterparty had investment grade credit ratings.

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

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At June 30, 2016, the Company had 3,986,372 shares of common stock available for grant of share-based compensation under the 2013 Plan.

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

For the three months ended June 30, 2016 and 2015, respectively, the Company recognized $81,000 and $71,000 of pre-tax share-based compensation expense related to stock options and SARS, recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by deferred tax benefits of $28,000 and $25,000 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, respectively, the Company recognized $833,000 and $828,000 of share-based compensation expense related to stock options and SARS recorded in selling and administrative expense in the Consolidated Statements of Comprehensive Income. These expenses were partially offset by deferred tax benefits of $119,000 and $122,000 for the six-month periods ended June 30, 2016 and 2015, respectively.

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

Expense for each of these grants is being recognized on a straight-line basis over the respective service period. The Company recognized approximately $71,000 and $69,000 in expense associated with the grants for the three month periods ended June 30, 2016 and 2015, respectively, and approximately $151,000 and $136,000 for the six-month periods ended June 30, 2016 and 2015, respectively. These expenses were partially offset by deferred tax benefits of $25,000 and $24,000 for the three month periods ended June 30, 2016 and 2015, respectively, and $53,000 and $48,000 for the six-month periods ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had $275,000 of unrecognized compensation cost expected to be recognized in the future for such prior share-based awards.

During the three-month periods ended June 30, 2016 and 2015, respectively, the Company received $459,000 and $1,027,000 in cash from stock option exercises. Additionally, during the three-month periods ended June, 30, 2016 and 2015, respectively, the Company received 10,434 and 4,333 shares of its common stock as payment for the issuance of 30,416 and 17,792 shares of its common stock related to the exercise of stock options. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

During the six-month periods ended June 30, 2016 and 2015, respectively, the Company received $781,000 and $1,383,000 in cash from stock option exercises. Additionally, during the six-month periods ended June 30, 2016 and 2015, respectively, the Company received 10,434 and 7,765 shares of its common stock as payment for the issuance of 30,416 and 27,432 shares of its common stock related to the exercise of stock options.

On February 5, 2016, the Compensation Committee of the Board of Directors approved a grant of performance shares under the terms of the 2013 Stock and Awards Plan of the Company to three members of management.  Under the terms of the agreement, a total of 50,000 of these shares are unvested at the date of grant and will vest if the respective executives are still employed by the Company on February 5, 2021.  The fair value of these shares on the date of grant was $16.35 for a total value of $818,000.  Expenses for these grants are being recognized on a straight line basis over the respective service period. Under the terms of the agreement, an additional total of 50,000 of these shares are unvested at the date of grant and will vest if the respective executives meet certain performance targets over the five year period from January 1, 2016 through December 31, 2020 and are still employed by the Company on February 5, 2021.  The fair value of these shares on the date of grant was $16.35 for a total value of $818,000.  The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be granted. Based upon this evaluation, expected expenses for these grants are being recognized on a straight line basis over the respective service period. The company recognized expense of $68,000 associated with these grants for the three-month period ended June 30, 2016. These expenses were offset by deferred tax benefits of $24,000 for the three-month period ended June 30, 2016. The company recognized expense of $114,000 associated with these grants for the six-month period ended June 30, 2016. These expenses were offset by deferred tax benefits of $40,000 for the six-month period ended June 30, 2016. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Stock and Awards Plan. As of June 30, 2016, the Company had $1,249,000 of unrecognized compensation cost expected to be recognized in the future for these awards.

A summary of options transactions during the six months ended June 30, 2016 follows:

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31,	946,546	$8.39
Granted	120,332	$16.55
Exercised	(141,022)	$6.97
Lapsed	(1,592)	$5.62
Cancelled	(660)	$14.21
Outstanding June 30, 2016	923,604	$9.67

At June 30, 2016, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $8,884,000.

Options exercised during the three-month periods ended June 30, 2016 and 2015 had intrinsic values of $595,000 and $1,792,000, respectively. Options exercised during the six-month periods ended June 30, 2016 and 2015 had intrinsic values of $1,196,000 and $2,377,000, respectively. The weighted average grant date fair value of the Company’s 11,000 options granted during each of the three month periods ended June 30, 2016 and 2015 was $7.38 and $6.61, respectively. The weighted average grant date fair values of the Company’s 120,332 and 103,308 options granted during the six-month periods ended June 30, 2016 and 2015 were $4.75 and $5.35, respectively.

	No. of Shares	Weighted Average Exercise Price
Outstanding December 31,	381,566	$8.14
Granted	58,108	16.35
Exercised	(75,792)	6.12
Lapsed	-	-
Cancelled	-	-
Outstanding June 30, 2016	363,882	$9.87

At June 30, 2016, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,174,000.

There were 39,584 and 42,208 SARS exercised during the three-month periods ended June 30, 2016 and 2015, respectively. SARS exercised during the three-month periods ended June 30, 2016 and 2015, respectively, had intrinsic value of $485,000 and $700,000, respectively. There were 75,792 and 139,542 SARS exercised during the six-month periods ended June 30, 2016 and 2015, respectively. SARS exercised during the six-month periods ended June 30, 2016 and 2015, had intrinsic values of $928,000 and $1,931,000, respectively. There were 58,108 and 53,292 SARS granted during the six-month periods ended June 30, 2016 and 2015, respectively. The weighted average grant date fair values of the Company’s SARS granted during the six-month periods ended June 30, 2016 and 2015 were $4.49 and $5.20, respectively.

The following tables summarize significant assumptions utilized to determine the fair value of share-based compensation awards.

Three months ended
June 30,	SARS	Options

Exercise price
2016	N/A	$18.55
2015	N/A	$16.78

Market price
2016	N/A	18.55
2015	N/A	$16.78

Risk free interest rate[1]
2016	N/A	1.8%
2015	N/A	2.1%

Expected award life (years)[2]	N/A	10

Expected volatility[3]
2016	N/A	40.3%
2015	N/A	39.0%

Expected dividend yield[4]
2016	N/A	1.8%
2015	N/A	1.8%

Six months ended June 30,	SARS	Options

Exercise price
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66

Market price
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66

Risk free interest rate[1]
2016	1.3%	1.3%	-	1.8%
2015	1.5%	1.5%	-	2.1%

Expected award life (years)[2]	5	5	-	10

Expected volatility[3]
2016	36.5%	36.5%	-	40.3%
2015	34.9%	34.9%	-	39.0%

Expected dividend yield[4]
2016	2.0%	1.8%	-	2.0%
2015	1.6%	1.6%	-	1.8%

[1]	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
[2]	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
[3]

The determination of expected stock price volatility for awards granted in each of the three and six-month periods ended June 30, 2016 and 2015, was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

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

q)    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is currently evaluating the full effect that the adoption of this standard will have on the Company’s consolidated financial statements.

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

NOTE 2 - Long-Term Debt:

	June 30, 2016	December 31, 2015

Term loan payable to Fifth Third Bank, maturing March 8, 2021	$43,393,000	$-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing March 8, 2021	-	2,200,000

Term loan payable to Fifth Third Bank, paid March 8, 2016	-	21,750,000

	$43,393,000	$23,950,000
Less:
Payments due within one year included in current liabilities	$6,429,000	$2,750,000

Deferred borrowing costs	66,000	69,000

Long-term debt less current maturities	$36,898,000	$21,131,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.32% at June 30, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.35% at June 30, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings.  The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility.  The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of June 30, 2016, there was $-0- outstanding under letters of credit.

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

Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of substantially all of the assets of BAMKO, Inc. on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value at that time of the interest rate swap of $152,000 will be amortized as an expense over the remaining life of the swap agreement. At June 30, 2016, the interest rate swap had a negative fair value of $138,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $22,000 of this cumulative loss has been recognized in earnings in 2016. The balance of $138,000, net of tax benefit of $49,000, since the inception of the hedge in July 2013 has been recorded within OCI through June 30, 2016. The Company expects that approximately $65,000 of these losses will be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2016 $3,214,000; 2017 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $70,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

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

NOTE 3 – Periodic Pension Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost - benefits earned during the period	$14,000	$26,000	$28,000	$52,000
Interest cost on projected benefit obligation	247,000	238,000	494,000	476,000
Expected return on plan assets	(297,000)	(335,000)	(594,000)	(671,000)
Recognized actuarial loss	258,000	200,000	523,000	399,000
Settlement loss	52,000	311,000	307,000	311,000
Net periodic pension cost	$274,000	$440,000	$758,000	$567,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

There were $500,000 and $0 in contributions made to the Company’s defined benefit plans during the six month period ended June 30, 2016 and 2015, respectively.

NOTE 4 - Supplemental Cash Flow Information

Cash paid for income taxes was $3,173,000 and $2,928,000, respectively, for the six-month periods ended June 30, 2016 and 2015. Cash paid for interest was $278,000 and $228,000, respectively, for the six-month periods ended June 30, 2016 and 2015.  During the six month periods ended June 30, 2016 and 2015, respectively, the Company received 10,434 and 7,765 shares of its common stock as payment of the exercise price in the exercise of stock options for 30,416 and 27,432 shares.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
June 30, 2016
Net sales	$61,062,000	4,500,000	(902,000)	$64,660,000

Gross margin	$19,881,000	2,466,000	(584,000)	$21,763,000

Selling and administrative expenses	16,050,000	1,490,000	(584,000)	16,956,000

Interest expense	192,000	-	-	192,000

Income before taxes on income	$3,639,000	976,000	-	$4,615,000

Depreciation and amortization	$1,125,000	$91,000	$-	$1,216,000

Capital expenditures	$1,042,000	$1,783,000	$-	$2,825,000

Total assets	$176,242,000	$18,944,000	$(6,761,000)	$188,425,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended
June 30, 2015
Net sales	$51,256,000	$3,782,000	$(922,000)	$54,116,000

Gross margin	$17,026,000	$2,110,000	$(605,000)	$18,531,000

Selling and administrative expenses	12,317,000	1,296,000	(605,000)	13,008,000

Interest expense	129,000	-	-	129,000

Income before taxes on income	$4,580,000	$814,000	$-	$5,394,000

Depreciation and amortization	$864,000	$73,000	$-	$937,000

Capital expenditures	$569,000	$624,000	$-	$1,193,000

Total assets	$138,079,000	$11,225,000	$(1,956,000)	$147,348,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2016
Net sales	$115,545,000	$8,858,000	$(1,775,000)	$122,628,000
Gross margin	$38,158,000	$4,782,000	$(1,156,000)	$41,784,000
Selling and administrative expenses	31,678,000	2,897,000	(1,156,000)	33,419,000
Interest expense	340,000	-	-	340,000
Income before taxes on income	$6,140,000	$1,885,000	$-	$8,025,000
Depreciation and amortization	$2,135,000	$184,000	$-	$2,319,000
Capital expenditures	$1,895,000	$3,637,000	$-	$5,532,000
Total assets	$176,242,000	$18,944,000	$(6,761,000)	$188,425,000

	Uniforms	Remote
	and Related	Staffing	Intersegment
	Products	Solutions	Eliminations	Total
As of and For the Six
Months Ended
June 30, 2015
Net sales	$95,044,000	$7,248,000	$(1,829,000)	$100,463,000
Gross margin	$31,441,000	$4,106,000	$(1,220,000)	$34,327,000
Selling and administrative expenses	24,250,000	2,415,000	(1,220,000)	25,445,000
Interest expense	265,000	-	-	265,000
Income before taxes on income	$6,926,000	$1,691,000	$-	$8,617,000
Depreciation and amortization	$1,748,000	$142,000	$-	$1,890,000
Capital expenditures	$1,262,000	$837,000	$-	$2,099,000
Total assets	$138,079,000	$11,225,000	$(1,956,000)	$147,348,000

NOTE 7 – Acquisition of Business:

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). The transaction had an effective date of March 1, 2016. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA. With sales offices in the United States, England and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many of the world’s most successful brands. The purchase price for the asset acquisition consists of approximately $15,800,000 in cash, subject to adjustment, the issuance of approximately 324,000 restricted shares of Superior Uniform Group, Inc.’s common stock that will vest over a five year period, the potential future payment of approximately $5,500,000 in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO.  The transaction also includes the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q. The agreement has been attached to provide investors with information regarding its terms. It is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or BAMKO. In particular, the representations, warranties and covenants set forth in the agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreement, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreement should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of its subsidiaries or affiliates.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows:

Cash consideration at closing, net of cash acquired	$15,252,000

Restricted shares of Superior common stock issued	4,558,000

Total Consideration	$19,810,000

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

The Company recognized amortization expense on these acquired intangible assets of $90,000 and $121,000 for the three and six month periods ended June 30, 2016, respectively.

For the three and six month periods ended June 30, 2016, the Company incurred and expensed transaction related expenses of approximately $173,000 and $1,072,000, respectively. These amounts are included in selling and administrative expenses on the consolidated statements of comprehensive income.

Net revenues for BAMKO of $9,839,000 and $13,639,000, respectively, are included in the Company's consolidated statements of comprehensive income for the three month period ended June 30, 2016 and for the period from the effective date of the acquisition, March 1, 2016, through June 30, 2016, respectively. For the three and six month periods ended June 30, 2016, income (loss) before taxes on income of $88,000 and ($410,000), respectively are included in the Company’s consolidated statements of income. These amounts are inclusive of the acquisition related expenses discussed above.

On a pro forma basis as if the results of these acquisitions had been included in our consolidated results for the entire six-month periods ended June 30, 2016 and 2015, net sales would have increased approximately $6,587,000 in 2016 and $12,355,000 in 2015. Net income for the six-month period ended June 30, 2016 would have increased approximately $1,021,000 and net income for the six-month period ended June 30, 2015 would have decreased approximately $1,418,000 from our reported net income for these periods. Pre-tax acquisition related expenses of $1,072,000 have been recorded as though they were incurred as of January 1, 2015 for this comparison.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $371,000.

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

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;
•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and
•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers;

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

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the six-month periods ended June 30, 2016 and 2015 includes the compensation expense for the share-based payments granted in those quarters. In the Company’s share-based compensation strategy we utilize (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not be material.

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

Remote Staffing Solutions

We are pursuing a diversified business model to include growth of our Remote Staffing Solutions segment, operating in El Salvador, Belize, and the United States. This business segment was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1,000,000 in net sales to outside customers in 2010 to approximately $12,000,000 in net sales to outside customers in 2015.  We have spent significant effort over the last several years improving the depth of our management infrastructure in this segment to support significant growth in this segment in 2016 and beyond.  We increased net sales to outside customers in this segment by approximately 49% in 2015 as compared to 2014 and by approximately 42% in 2014 as compared to 2013.

Results of Operations

Net sales increased 19.5% from $54,116,000 for the three months ended June 30, 2015 to $64,660,000 for the three months ended June 30, 2016.   The 19.5% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment excluding net sales from BAMKO (contributing a decrease of 0.1%), the effect of the BAMKO acquisition (contributing 18.2%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.4%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. See Note 6 to the consolidated interim financial statements for more information and a reconciliation of segment net sales to total net sales.

Net sales increased 22.1% from $100,463,000 for the six months ended June 30, 2015 to $122,628,000 for the six months ended June 30, 2016. The 22.1% increase in net sales is split between growth in our Uniforms and Related Products segment excluding net sales from BAMKO (contributing 6.8%), the effect of the BAMKO acquisition (contributing 13.6%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions Segment (contributing 1.7%).

Uniforms and Related Products net sales increased 19.1% for the three months ended June 30, 2016, compared to the same period in the prior year. This increase in net sales is almost entirely due to the inclusion of net sales of BAMKO in the three month period ended June 30, 2016. BAMKO was acquired effective March 1, 2016.

Uniforms and Related Products net sales increased 21.6% from $95,044,000 for the six months ended June 30, 2015 to $115,545,000 for the six months ended June 30, 2016. 14.4% of the increase in net sales is due to the inclusion of net sales of BAMKO from the March 1, 2016 effective date of the acquisition, with the balance attributed to our continued market penetration as well as continued increases in voluntary employee turnover in the marketplace.

Remote Staffing Solutions net sales increased 19.0% before intersegment eliminations and 25.8% after intersegment eliminations for the three months ended June 30, 2016, compared to the same period in the prior year. These increases are attributed to continued market penetration in 2016, both with respect to new and existing customers.

Remote Staffing Solutions net sales increased 22.2% before intersegment eliminations and 30.7% after intersegment eliminations for the six months ended June 30, 2016, compared to the same period in the prior year. These increases are attributed to continued market penetration in 2016, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 67.4% for the three months ended June 30, 2016, and 66.8% in the comparable period for 2015. The percentage increase in 2016 is primarily attributed to an increase in direct product costs as a percentage of net sales on non BAMKO sales during 2016 (contributing 0.6%), an increase in overhead costs as a percentage of net sales on non BAMKO sales (contributing 0.3%), partially offset by lower cost of goods sold on BAMKO sales as a percentage of net sales (contributing 0.3%).

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 67.0% for the six months ended June 30, 2016 and 66.9% for the comparable period in 2015. The increase as a percentage of net sales is not considered significant.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions Segment was 45.2% for the three months ended June 30, 2016, and 44.2% in the comparable period for 2015. The percentage increase in 2016 as compared to 2015 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 19.4% in the three month period ended June 30, 2015 to 27.7% in the comparable period of 2016. The hourly rates charged for domestic services are higher than for offshore services but the margin percentage earned is lower.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 46.0% for the six months ended June 30, 2016, and 43.4% in the comparable period for 2015. The percentage increase in 2016 as compared to 2015 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 17.9% in the six month period ended June 30, 2015 to 30.6% in the comparable period of 2016. The hourly rates charged for domestic services are higher than for offshore services but the margin percentage earned is lower.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 26.3% for the three months ended June 30, 2016 and 24.0% for the comparable period in 2015. Excluding the effect of BAMKO’s results, selling and administrative expenses as a percentage of net sales would have been 25.0% for the three months ended June 30, 2016. Excluding this effect, the increase as a percentage of net sales is attributed primarily to higher medical costs from the Company’s self-insured medical plan in the current period (contributing 0.6%), startup costs associated with the new factory that opened in Haiti in 2016 (contributing 0.2%), higher ongoing pension and retirement plan expense (contributing 0.3%), and other minor net increases (contributing 0.4%), partially offset by lower pension settlement losses recognized in 2016 (contributing 0.5%).   BAMKO selling and administrative expenses for the three months ended June 30, 2016 were approximately $3,229,000. Included within these expenses was approximately $173,000 in expenses associated with the acquisition. Net of these acquisition-related expenses, BAMKO’s selling and administrative expenses as a percentage of BAMKO’s net sales would have been 31.1% for the three months ended June 30, 2016.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 27.4% for the six months ended June 30, 2016 and 25.5% for the comparable period in 2015. Excluding the effect of BAMKO’s results, selling and administrative expenses as a percentage of net sales would have been 26.0% for the six months ended June 30, 2016. Excluding this effect, the increase as a percentage of net sales is attributed primarily to increased salaries, wages and benefits exclusive of retirement plan expenses and medical costs as a result of the continuing growth in net sales (contributing 0.9%), higher medical costs from the Company’s self-insured medical plan in the current period (contributing 0.5%), startup costs associated with the new factory that opened in Haiti in 2016 (contributing 0.2%), higher ongoing pension and retirement plan expense (contributing 0.3%), and other minor net increases (contributing 0.5%), partially offset by higher net sales in 2016 to cover operating expenses (contributing 1.9%). BAMKO selling and administrative expenses included in operating results for the period from March 1, 2016, the effective date of the acquisition, through June 30, 2016 were approximately $5,205,000. Included within these expenses was approximately $1,072,000 in expenses associated with the acquisition. Net of these acquisition-related expenses, BAMKO’s selling and administrative expenses as a percentage of BAMKO’s net sales would have been 30.3% for the six months ended June 30, 2016.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 33.1% for the three months ended June 30, 2016 and 34.3% for the comparable period in 2015. An increase in salaries, wages and benefits to support continuing growth (contributing 2.8%) was offset primarily by higher net sales to cover operating expenses.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 32.7% for the six months ended June 30, 2016 and 33.3% for the comparable period in 2015. An increase in salaries, wages and benefits to support continuing growth (contributing 3.8%) was offset primarily by higher net sales to cover operating expenses.

Interest expense increased from $129,000 for the three months ended June 30, 2015 to $192,000 for the three months ended June 30, 2016. This increase is attributed primarily to higher average borrowings outstanding in the three months ended June 30, 2016.

Interest expense increased from $265,000 for the six months ended June 30, 2015 to $340,000 for the six months ended June 30, 2016. This increase is attributed primarily to higher average borrowings outstanding in the six months ended June 30, 2016.

The Company’s effective tax rate for the three months ended June 30, 2016 was 33.4% versus 32.8% for the three months ended June 30, 2015.  The 0.6% increase in the effective tax rate is attributed primarily to increases in the State rate (0.3%), Federal surcharge (0.2%) and other items (0.1%).

The Company’s effective tax rate for the six months ended June 30, 2016 was 33.5% versus 34.2% for the six months ended June 30, 2015.  The 0.7% decrease in such effective tax rate is attributed primarily to an increase in the tax benefit of foreign source income (0.8%) partially offset by the balance of other items (0.1%).

Liquidity and Capital Resources

Accounts receivable - trade increased 24.0% from $29,914,000 on December 31, 2015 to $37,091,000 on June 30, 2016. Approximately $5,000,000 of this increase is attributed to trade receivables acquired as part of the BAMKO acquisition effective March 1, 2016.  The balance of the increase is attributed primarily to higher sales in the last month of the current quarter versus the last month of the fourth quarter of 2015.

Prepaid expenses and other current assets increased 79.4% from $6,214,000 on December 31, 2015 to $11,150,000 as of June 30, 2016. This increase is primarily attributed to an increase in prepaid income taxes of $776,000, assets acquired as part of the BAMKO acquisition effective March 1, 2016 of $3,186,000, with the balance primarily related to timing of payments for prepaid insurance and other miscellaneous prepaid expenses.

Inventories decreased 0.6% from $63,573,000 on December 31, 2015 to $63,161,000 as of June 30, 2016. This decrease is attributed to an effort to reduce overall inventory levels partially offset by the acquisition of $236,000 of inventory as part of the BAMKO acquisition.

Other intangible assets increased 71.8% from $14,222,000 on December 31, 2015 to $24,428,000 on June 30, 2016. This increase is attributed to other intangible assets acquired as part of the BAMKO acquisition effective March 1, 2016 of $11,360,000, partially offset by scheduled amortization of other intangible assets.

Accounts payable increased 30.8% from $11,775,000 on December 31, 2015 to $15,397,000 on June 30, 2016. This increase is primarily due to timing of inventory purchases and $1,324,000 in accounts payable assumed as part of the BAMKO acquisition.

Other current liabilities decreased 5.1% from $8,307,000 on December 31, 2015 to $7,883,000 on June 30, 2016. Accrued salaries, wages, incentive compensation and vacation decreased by approximately $1,574,000 primarily due to the payment of year-end annual incentive compensation during the first quarter of the year partially offset by $736,000 of other current liabilities assumed as part of the BAMKO acquisition and, an increase of $263,000 in accrued self-insured medical costs.

Current portion of acquisition related contingencies increased by 10.2% from $1,787,000 on December 31, 2015 to $1,969,000 on June 30, 2016 due to the payment of the 2015 contingent amount associated with the HPI acquisition during the first six months of 2016.

Long-term acquisition related contingencies increased by 90.4% from $3,866,000 on December 31, 2015 to $7,361,000 as of June 30, 2016. This increase is primarily due to $5,396,000 of contingent liability recorded as part of the BAMKO acquisition and the accretion of the liabilities as we move closer to the scheduled payment dates partially offset by the transfer of the $1,969,000 balance expected to be paid in April 2017 to current liabilities. The contingent liability recorded as part of the BAMKO acquisition reflects liabilities specified in the asset purchase agreement for contingent consideration subject to a number of conditions, including the acquired business exceeding specified earnings targets, which is subject to acceleration upon the occurrence of certain events specified in the asset purchase agreement.

The Company will continue to evaluate its contingent liabilities for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the contingent liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Cash and cash equivalents increased by $3,699,000 from $1,036,000 on December 31, 2015 to $4,735,000 as of June 30, 2016. During the six-months ended June 30, 2016, the Company generated cash of $7,626,000 in operating activities, used cash of $20,779,000 in investing activities, including $15,252,000, net of cash acquired, related to the acquisition of BAMKO; and used $5,527,000 for additions to property, plant and equipment, with approximately $3,483,000 related to the new building project in El Salvador and the balance related to normal recurring additions; and generated $16,770,000 from financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. As noted in prior periods, we are investing in a new call center building in El Salvador which was completed in June 2016 that almost triples our existing capacity there. We spent approximately $6,000,000 on the El Salvador project through December 31, 2015 and approximately $3,483,000 in the six-month period ended June 30, 2016. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six-months ended June 30, 2016 and 2015, respectively, the Company paid cash dividends of $2,270,000 and $2,006,000.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (“the Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.32% at June 30, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.35% at June 30, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar-based borrowings. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of June 30, 2016, there were no outstanding under letters of credit.

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

Under the terms of the interest rate swap, the Company receives variable interest rate payment and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of BAMKO on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value of the interest rate swap at that time of $152,000 will be amortized as an expense over the remaining life of the swap agreement. At June 30, 2016, the interest rate swap had a negative fair value of $138,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $22,000 of this cumulative loss has been recognized in earnings in 2016. The balance of $138,000, net of tax benefit of $49,000, since the inception of the hedge in July 2013 has been recorded within OCI through June 30, 2016. The Company expects that approximately $65,000 of these losses will be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2016 $3,214,000; 2017 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $70,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. One Risk Factor described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015 has materially changed and another has formed, both as reflected in italics below. Unless included below, Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2015 have not materially changed.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2016, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)3 under the Exchange Act) of our common shares during the three months ended June 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2016 to April 30, 2016)	-	-	-	-
Month #2 (May 1, 2016 to May 31, 2016)	-	-	-	-
Month #3 (June 1, 2016 to June 30, 2016)	-	-	-	-
TOTAL	-	-	-	261,675

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

Date: July 21, 2016	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2016	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**+	XBRL Instance

101.SCH**+	XBRL Taxonomy Extension Schema

101.CAL**+	XBRL Taxonomy Extension Calculation

101.DEF**+	XBRL Taxonomy Extension Definition

101.LAB**+	XBRL Taxonomy Extension Labels

101.PRE**+	XBRL Taxonomy Extension Presentation

**This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.