Form 10-Q
period 2016-09-30
SUPERIOR UNIFORM GROUP INC
filed 2016-10-27
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [_]      No [X]

As of October 24, 2016, the registrant had 14,436,352 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2016	2015

Net sales	$65,282,000	$56,662,000

Costs and expenses:
Cost of goods sold	42,142,000	37,438,000
Selling and administrative expenses	16,962,000	13,513,000
Interest expense	172,000	130,000
	59,276,000	51,081,000

Income before taxes on income	6,006,000	5,581,000
Income tax expense	1,620,000	1,550,000

Net income	$4,386,000	$4,031,000

Weighted average number of shares outstanding during the period
(Basic)	14,118,354	13,833,561
(Diluted)	14,984,084	14,585,688
Per Share Data:
Basic
Net income	$0.31	$0.29
Diluted
Net income	$0.29	$0.28

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	152,000	129,000

Recognition of settlement loss included in net periodic pension costs	61,000	10,000

Gain (loss) on cash flow hedging activities	44,000	(12,000)

Foreign currency translation adjustment:

Reclassification of gain on foreign currency transactions included in net income	(170,000)	-

Foreign currency translation adjustments	(72,000)	-

Other comprehensive income	15,000	127,000

Comprehensive income	$4,401,000	$4,158,000

Cash dividends per common share	$0.088	$0.083

See accompanying notes to consolidated interim financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,

(Continued)

(Unaudited)

	2016	2015

Net sales	$187,910,000	157,125,000

Costs and expenses:
Cost of goods sold	122,986,000	103,574,000
Selling and administrative expenses	50,381,000	38,958,000
Interest expense	512,000	395,000
	173,879,000	142,927,000

Income before taxes on income	14,031,000	14,198,000
Income tax expense	4,310,000	4,500,000

Net income	$9,721,000	$9,698,000

Weighted average number of shares outstanding during the period
(Basic)	14,055,345	13,716,376
(Diluted)	14,870,071	14,570,371
Per Share Data:
Basic
Net income	$0.69	0.71
Diluted
Net income	$0.65	0.67

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs
	494,000	386,000
Recognition of settlement loss included in net periodic pension costs	259,000	211,000

Gain (loss) on cash flow hedging activities	50,000	(13,000)

Foreign currency translation adjustment:

Reclassification of gain on foreign currency transactions included in net income	(170,000)	-

Foreign currency translation adjustments	222,000	-

Other comprehensive income	855,000	584,000

Comprehensive income	$10,576,000	$10,282,000

Cash dividends per common share	$0.253	$0.233

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,800,000	$1,036,000
Accounts receivable, less allowance for doubtful accounts of $1,202,000 and $848,000, respectively	41,335,000	29,914,000
Accounts receivable - other	2,845,000	3,262,000
Prepaid expenses and other current assets	10,650,000	6,214,000
Inventories*	65,713,000	63,573,000
TOTAL CURRENT ASSETS	123,343,000	103,999,000

PROPERTY, PLANT AND EQUIPMENT, NET	27,496,000	22,524,000
OTHER INTANGIBLE ASSETS, NET	23,821,000	14,222,000
GOODWILL	11,277,000	4,135,000
DEFERRED INCOME TAXES	6,690,000	4,980,000
OTHER ASSETS	2,138,000	1,871,000
	$194,765,000	$151,731,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,658,000	$11,775,000
Other current liabilities	9,812,000	8,307,000
Current portion of long-term debt	5,894,000	2,750,000
Current portion of acquisition-related contigent liabilities	1,978,000	1,787,000
TOTAL CURRENT LIABILITIES	32,342,000	24,619,000

LONG-TERM DEBT, net of issuance costs	38,611,000	21,131,000
LONG-TERM PENSION LIABILITY	8,318,000	8,925,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	7,205,000	3,866,000
OTHER LONG-TERM LIABILITIES	480,000	500,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 14,422,813 and 13,917,465 respectively.	14,000	14,000
Additional paid-in capital	42,296,000	33,806,000
Retained earnings	71,166,000	65,392,000
Accumulated other comprehensive income (loss), net of tax:
Pensions	(5,695,000)	(6,448,000)
Cash flow hedges	(24,000)	(74,000)
Foreign currency translation adjustment	52,000	-
TOTAL SHAREHOLDERS' EQUITY	107,809,000	92,690,000
	$194,765,000	$151,731,000

*   Inventories consist of the following:

	September 30,
	2016	December 31,
	(Unaudited)	2015
Finished goods	$53,437,000	$48,206,000
Work in process	672,000	860,000
Raw materials	11,604,000	14,507,000
	$65,713,000	$63,573,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,721,000	$9,698,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,602,000	2,834,000
Realized gain on foreign currency exchange rate	(264,000)	-
Provision for bad debts - accounts receivable	410,000	232,000
Share-based compensation expense	1,481,000	1,285,000
Deferred income tax benefit	(2,141,000)	(1,361,000)
Loss on sales of property, plant and equipment	-	13,000
Accretion of acquisition-related contingent liability	126,000	92,000

Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(6,656,000)	(7,335,000)
Accounts receivable - other	417,000	1,047,000
Inventories	(1,900,000)	(4,002,000)
Prepaid expenses and other current assets	(1,281,000)	(316,000)
Other assets	(100,000)	(1,043,000)
Accounts payable	1,374,000	5,791,000
Other current liabilities	832,000	(890,000)
Long-term pension liability	570,000	(333,000)
Other long-term liabilities	(20,000)	(100,000)
Net cash provided by operating activities	6,171,000	5,612,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,596,000)	(4,118,000)
Acquisition of business, net of acquired cash	(15,161,000)	-
Net cash used in investing activities	(21,757,000)	(4,118,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	108,175,000	44,460,000
Repayment of long-term debt	(87,620,000)	(45,365,000)
Payment of cash dividends	(3,487,000)	(3,128,000)
Payment of contingent liability	(1,800,000)	(1,200,000)
Proceeds received on exercise of stock options	1,109,000	1,501,000
Excess tax benefit from exercise of stock options and SARS	1,198,000	726,000
Common stock reacquired and retired	(316,000)	-
Net cash provided by (used in) financing activities	17,259,000	(3,006,000)

Effect of currency exchange rates on cash	91,000	-

Net increase (decrease) in cash and cash equivalents	1,764,000	(1,512,000)

Cash and cash equivalents balance, beginning of year	1,036,000	4,586,000

Cash and cash equivalents balance, end of period	$2,800,000	$3,074,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a)	Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and BAMKO, LLC; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC, and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as “the Company”. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

The Company amortizes identifiable intangible assets on a straight-line basis over their expected useful lives. Amortization expense for other intangible assets was $607,000 and $516,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and $1,761,000 and $1,549,000 for the nine-month periods ended September 30, 2016 and 2015, respectively.

e)	Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2016 and 2015, respectively were $23,000 and $11,000. Advertising costs for the nine-month periods ended September 30, 2016 and 2015, respectively were $55,000 and $101,000.

f)	Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,646,000 and $2,443,000 for the three months ended September 30, 2016 and 2015, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $7,798,000 and $7,069,000 for the nine months ended September 30, 2016 and 2015, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Net earnings used in the computation of basic and diluted earnings per share	$4,386,000	$4,031,000	$9,721,000	$9,698,000

Weighted average shares outstanding - basic	14,118,354	13,833,561	14,055,345	13,716,376
Common stock equivalents	865,730	752,127	814,726	853,995
Weighted average shares outstanding - diluted	14,984,084	14,585,688	14,870,071	14,570,371
Per Share Data:
Basic
Net earnings	$0.31	$0.29	$0.69	$0.71
Diluted
Net earnings	$0.29	$0.28	$0.65	$0.67

Awards to purchase approximately 150,000 and 144,000 shares of common stock with weighted average exercise prices of $18.65 and $17.71 per share were outstanding during the three-month periods ending September 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the shares of common stock.

Awards to purchase approximately 165,000 and 97,000 shares of common stock with weighted average exercise prices of $18.53 and $18.19 per share were outstanding during the nine-month periods ending September 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the shares of common stock.

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

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties. As of September 30, 2016, the Company’s derivative counterparty had investment grade credit ratings.

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

Total comprehensive income represents the change in equity during a period from sources other than transactions with shareholders and, as such, includes earnings. For the Company, the only other components of total comprehensive income are the change in pension costs, change in fair value of qualifying hedges, and foreign currency translation adjustments.

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

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2016, the Company had 3,945,981 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by plan and the total related tax benefit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and SARS	$237,000	$251,000	$1,070,000	$1,079,000
Restricted stock	78,000	69,000	229,000	206,000
Performance shares	68,000	-	182,000	-
Total share-based compensation expense	$383,000	$320,000	$1,481,000	$1,285,000

Related income tax benefit	$55,000	$25,000	$267,000	$195,000

Stock options and SARS

The Company grants stock options and stock settled SARS to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARS at the date of grant using the Black-Scholes valuation model.

All options and SARS vest immediately at the date of grant. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and SARS.

A summary of stock option transactions during the nine months ended September 30, 2016 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2015	946,546	$8.39
Granted	172,862	16.53
Exercised	(178,179)	7.55
Lapsed	(11,131)	5.92
Cancelled	(3,260)	17.53
Outstanding September 30, 2016	926,838	$10.06

At September 30, 2016, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $9,276,000. The weighted-average remaining contractual term was 40 months.

Options exercised during the three-month periods ended September 30, 2016 and 2015 had intrinsic values of $301,000 and $519,000, respectively. Options exercised during the nine-month periods ended September 30, 2016 and 2015 had intrinsic values of $1,876,000 and $2,896,000, respectively. The weighted average grant date fair value of the Company’s 52,530 and 50,310 options granted during each of the three month periods ended September 30, 2016 and 2015 was $4.53 and $4.97, respectively. The weighted average grant date fair values of the Company’s 172,862 and 103,308 options granted during the nine-month periods ended September 30, 2016 and 2015 were $4.69 and $5.22, respectively.

During the three-month periods ended September 30, 2016 and 2015, respectively, the Company received $327,000 and $118,000 in cash from stock option exercises. Additionally, during the three-month periods ended September, 30, 2016 and 2015, respectively, the Company received 2,164 and 6,806 shares of its common stock as payment of the exercise price in the exercise of stock options for 5,568 and 22,792 shares. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

During the nine-month periods ended September 30, 2016 and 2015, respectively, the Company received $1,109,000 and $1,501,000 in cash from stock option exercises. Additionally, during the nine-month periods ended September 30, 2016 and 2015, respectively, the Company received 12,598 and 14,571 shares of its common stock as payment of the exercise price in the exercise of stock options for 35,984 and 50,224 shares of its common stock related to the exercise of stock options. No tax benefit was recognized for these exercises, as the options exercised were qualified incentive stock options.

A summary of SARS transactions during the nine months ended September 30, 2016 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2015	381,566	$8.14
Granted	58,108	16.35
Exercised	(75,792)	6.12
Lapsed	-	-
Cancelled	-	-
Outstanding September 30, 2016	363,882	$9.87

At September 30, 2016, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,351,000. The weighted-average remaining contractual term was 27 months.

There were -0- and 54,208 SARS exercised during the three-month periods ended September 30, 2016 and 2015, respectively. SARS exercised during the three-month periods ended September 30, 2015 had an intrinsic value of $671,000.

There were 75,792 and 193,750 SARS exercised during the nine-month periods ended September 30, 2016 and 2015, respectively. SARS exercised during the nine-month periods ended September 30, 2016 and 2015, had intrinsic values of $928,000 and $2,602,000, respectively. There were 58,108 and 53,292 SARS granted during the nine-month periods ended September 30, 2016 and 2015, respectively. The weighted average grant date fair values of the Company’s SARS granted during the nine-month periods ended September 30, 2016 and 2015 were $4.49 and $5.20, respectively.

The following tables summarize significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
September 30,	SARS	Options

Exercise price
2016	N/A	$16.47
2015	N/A	$17.40

Market price
2016	N/A	$16.47
2015	N/A	$17.40

Risk free interest rate[1]
2016	N/A	1.1%
2015	N/A	1.6%

Expected award life (years)[2]	N/A	5

Expected volatility[3]
2016	N/A	37.1%
2015	N/A	36.8%

Expected dividend yield[4]
2016	N/A	2.1%
2015	N/A	1.9%

Nine months ended
September 30,	SARS	Options

Exercise price
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66

Market price
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66

Risk free interest rate[1]
2016	1.3%	1.1%	-	1.8%
2015	1.5%	1.5%	-	2.1%

Expected award life (years)[2]	5	5	-	10

Expected volatility[3]
2016	36.5%	36.5%	-	40.3%
2015	34.9%	34.9%	-	39.0%

Expected dividend yield[4]
2016	2.0%	1.8%	-	2.1%
2015	1.6%	1.6%	-	1.9%

[1]	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
[2]	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award was made.
[3]

The determination of expected stock price volatility for awards granted in each of the three and nine-month periods ended September 30, 2016 and 2015, was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

[4]	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which confer the right to receive shares of the Company’s stock at a specified future date or when certain conditions are met. These grants generally vest after a three year period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of September 30, 2016, the Company had $188,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted service period of 0.5 years.

A summary of restricted stock transactions during the nine months ended September 30, 2016 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2015	114,342	$8.39
Granted	-	-
Vested	-	-
Forfeited	(1,050)	21.92
Outstanding September 30, 2016	113,292	$8.26

Performance Shares

In 2016, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met which is generally three to five years.  Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are being recognized based on the fair value on the date of the grant on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of September 30, 2016, the Company had $1,198,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 4.3 years.

A summary of performance share transactions during the nine months ended September 30, 2016 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2015	-	$-
Granted	101,000	16.36
Vested	-	-
Forfeited	-	-
Outstanding September 30, 2016	101,000	$16.36

p)	Stock Split

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

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. The amendment in this ASU is to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this ASU retrospectively effective January 1, 2016, and has reclassified all debt issuance costs as a reduction from the carrying amount of the related debt liability for both the current and prior period. (See Note 2.)

In February 2016, the FASB issued an ASU that amends the accounting guidance on leases. The primary change in this ASU requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of this ASU.

In March 2016, the FASB issued an ASU that amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification within the statement of cash flows. Certain of the amendments in this ASU are to be applied using a modified retrospective approach by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted, while other amendments can be applied prospectively or retrospectively. The amendments in this ASU are effective for periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments will be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact of the provisions of this ASU.

NOTE 2 - Long-Term Debt:

	September 30, 2016	December 31, 2015
Term loan payable to Fifth Third Bank, maturing March 8, 2021	$41,250,000	$-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing March 8, 2021	3,320,000	2,200,000

Term loan payable to Fifth Third Bank, paid March 8, 2016	-	21,750,000
	$44,570,000	$23,950,000
Less:
Payments due within one year included in current liabilities	$5,894,000	$2,750,000

Debt issuance costs	65,000	69,000
Long-term debt less current maturities	$38,611,000	$21,131,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.38% at September 30, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.48% at September 30, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of September 30, 2016, there was $-0- outstanding under letters of credit.

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

Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of substantially all of the assets of BAMKO, Inc. on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value at that time of the interest rate swap of $152,000 is being amortized as an expense over the remaining life of the swap agreement. At September 30, 2016, the interest rate swap had a negative fair value of $95,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $38,000 of this cumulative loss has been recognized in earnings in the nine months ended September 30, 2016. The balance of $95,000, net of tax benefit of $34,000, since the inception of the hedge in July 2013 has been recorded within the OCI through September 30, 2016. The Company expects that approximately $65,000 of these losses will be reclassified into earnings over the subsequent twelve-month period.

The remaining scheduled amortization for the term loan is as follows: 2016 $1,071,000; 2017 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $70,000 of debt issuance costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

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

NOTE 3 – Periodic Pension Expense:

The following table presents the net periodic pension expense under the Company's plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost - benefits earned during the period	$15,000	$(16,000)	$43,000	$36,000
Interest cost on projected benefit obligation	247,000	237,000	741,000	713,000
Expected return on plan assets	(297,000)	(336,000)	(891,000)	(1,007,000)
Recognized actuarial loss	253,000	199,000	776,000	598,000
Settlement loss	94,000	16,000	401,000	327,000
Net periodic pension cost	$312,000	$100,000	$1,070,000	$667,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

There were $500,000 and $1,000,000 in contributions made to the Company’s defined benefit plans during the nine-month periods ended September 30, 2016 and 2015, respectively.

NOTE 4 – Supplemental Cash Flow Information:

Cash paid for income taxes was $3,927,000 and $5,274,000, respectively, for the nine-month periods ended September 30, 2016 and 2015. Cash paid for interest was $512,000 and $357,000, respectively, for the nine-month periods ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016 and 2015, respectively, the Company received 12,598 and 14,571 shares of its common stock as payment of the exercise price in the exercise of stock options for 35,984 and 50,224 shares.

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

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2016
Net sales	$61,556,000	$4,624,000	$(898,000)	$65,282,000

Gross margin	21,263,000	2,465,000	(588,000)	23,140,000

Selling and administrative expenses	16,002,000	1,548,000	(588,000)	16,962,000

Interest expense	172,000	-	-	172,000

Income before taxes on income	$5,089,000	$917,000	$-	$6,006,000

Depreciation and amortization	$1,150,000	$133,000	$-	$1,283,000

Capital expenditures	$880,000	$184,000	$-	$1,064,000

Total assets	$182,096,000	$19,211,000	$(6,542,000)	$194,765,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2015
Net sales	$53,392,000	$4,171,000	$(901,000)	$56,662,000

Gross margin	17,563,000	2,250,000	(589,000)	19,224,000

Selling and administrative expenses	12,764,000	1,338,000	(589,000)	13,513,000

Interest expense	130,000	-	-	130,000

Income before taxes on income	$4,669,000	$912,000	$-	$5,581,000

Depreciation and amortization	$864,000	$80,000	$-	$944,000

Capital expenditures	$711,000	$1,308,000	$-	$2,019,000

Total assets	$141,170,000	$12,118,000	$(1,326,000)	$151,962,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2016
Net sales	$177,101,000	$13,482,000	$(2,673,000)	$187,910,000

Gross margin	59,421,000	7,247,000	(1,744,000)	64,924,000

Selling and administrative expenses	47,680,000	4,445,000	(1,744,000)	50,381,000

Interest expense	512,000	-	-	512,000

Income before taxes on income	$11,229,000	$2,802,000	$-	$14,031,000

Depreciation and amortization	$3,285,000	$317,000	$-	$3,602,000

Capital expenditures	$2,775,000	$3,821,000	$-	$6,596,000

Total assets	$182,096,000	$19,211,000	$(6,542,000)	$194,765,000

	Uniforms and Related Products	Remote Staffing Solutions	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2015
Net sales	$148,436,000	$11,419,000	$(2,730,000)	$157,125,000

Gross margin	49,004,000	6,356,000	(1,809,000)	53,551,000

Selling and administrative expenses	37,014,000	3,753,000	(1,809,000)	38,958,000

Interest expense	395,000	-	-	395,000

Income before taxes on income	$11,595,000	$2,603,000	$-	$14,198,000

Depreciation and amortization	$2,612,000	$222,000	$-	$2,834,000

Capital expenditures	$1,973,000	$2,145,000	$-	$4,118,000

Total assets	$141,170,000	$12,118,000	$(1,326,000)	$151,962,000

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

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to the Quarterly Report on Form 10-Q filed on April 28, 2016. The agreement has been attached to provide investors with information regarding its terms. It is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the Securities and Exchange Commission and it is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company or BAMKO. In particular, the representations, warranties and covenants set forth in the agreement (a) were made solely for purposes of the agreement and solely for the benefit of the contracting parties, (b) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made to a contracting party in connection with the agreement, (c) in certain cases, will survive for only a limited period of time, (d) are qualified in certain circumstances by a materiality standard which may differ from what may be viewed as material by investors, (e) were made only as of the date of the agreement or such other date as is specified in the agreement, and (f) may have been included in the agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Investors are not third-party beneficiaries under the agreement, and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the parties. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the agreement, which subsequent information may or may not be fully reflected in subsequent public disclosures. Accordingly, the representations and warranties in the agreement should not be viewed or relied upon as statements of actual facts or the actual state of affairs of the Company or any of its subsidiaries or affiliates.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows:

Cash consideration at closing, net of cash acquired	$15,161,000

Restricted shares of Superior common stock issued	4,558,000

Total Considerations	$19,719,000

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

The following is our preliminary assignment of the aggregate consideration:

Accounts receivable	$4,885,000

Prepaid expenses and other current assets	3,200,000

Inventories	236,000

Property, plant and equipment	199,000

Other assets	100,000

Identifiable intangible assets	11,360,000

Goodwill	6,994,000

Total assets	$26,974,000

Accounts payable	$1,314,000

Other current liabilities	736,000

Future contingent liabilities	5,205,000

Total liabilities	$7,255,000

The Company recorded $11,360,000 in identifiable intangibles at fair value, consisting of $2,090,000 in acquired customer relationships, $370,000 in non-compete agreements from the former owners of BAMKO, and $8,900,000 for the acquired trade name.

The estimated value for acquisition-related contingent consideration payable is $5,205,000. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $90,000 and $211,000 for the three and nine-month periods ended September 30, 2016, respectively.

For the three and nine-month periods ended September 30, 2016, the Company incurred and expensed transaction related expenses of approximately $44,000 and $1,116,000, respectively. These amounts are included in selling and administrative expenses on the consolidated statements of comprehensive income.

Net revenues for BAMKO of $6,215,000 and $19,854,000, respectively, are included in the Company’s consolidated statements of comprehensive income for the three-month period ended September 30, 2016 and for the period from the effective date of the acquisition, March 1, 2016, through September 30, 2016, respectively. For the three-month period ended September 30, 2016, and for the period from the effective date of the acquisition, March 1, 2016, through September 30, 2016, respectively, income (loss) before taxes on income of ($19,000) and ($428,000), respectively are included in the Company’s consolidated statements of comprehensive income. These amounts are inclusive of the acquisition related expenses discussed above.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire nine-month periods ended September 30, 2016 and 2015, net sales would have increased approximately $6,587,000 in 2016 and $20,865,000 in 2015. Net income for the nine-month period ended September 30, 2016 would have increased approximately $1,021,000 and net income for the nine-month period ended September 30, 2015 would have decreased approximately $1,344,000 from our reported net income for these periods. Pre-tax acquisition related expenses of $1,116,000 have been recorded as though they were incurred as of January 1, 2015 for this comparison.

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

Allowance for Losses on Accounts Receivable

These allowances are based on both recent trends of certain customers estimated to be a greater credit risk as well as general trends of the entire customer pool. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $413,000.

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

Income Taxes

The Company is required to estimate and record income taxes payable for federal and state jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted income of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. The Company accrues interest and penalties related to unrecognized tax benefits in income tax expense, and the related liabilities are included in the total liability for unrecognized tax benefits.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the nine-month periods ended September 30, 2016 and 2015 includes the compensation expense for the share-based payments granted in those quarters. The Company’s share-based compensation strategy utilizes (1) a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and (2) restricted stock grants that vest over time. Therefore, the fair value of the options and SARS granted is recognized as expense on the date of grant and the fair value of restricted stock grants is recognized as expense over the vesting period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. The Company determines the assumptions to be used based upon current economic conditions. The impact of changing any of the individual assumptions by 10% would not be material.

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors.  Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, between 2009 and 2013 voluntary employee turnover had declined significantly because fewer alternative jobs were available to employees of our customers.  While the current economic environment in the United States remains somewhat sluggish, we are continuing to see an improvement in the employment environment and voluntary employee turnover has been increasing.  We also continue to see an increase in the demand for employees in the healthcare sector as a result of the Affordable Care Act.  These factors are expected to have positive impacts on our prospects for growth in net sales in 2016.

We have continued our efforts to increase penetration of the health care market.  We were awarded our first two group purchasing organization contracts in 2015 and increased the number of healthcare facilities that we are able to pursue for direct sales significantly.  We are strategically working to acquire these potential customers and to grow our healthcare business over the next several years.  We continue to refine our approach to this market as we gain additional experience and data in the market.  We expect to be awarded additional agreements for other group purchasing organizations in the future.

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

Results of Operations

Net sales increased 15.2% from $56,662,000 for the three months ended September 30, 2015 to $65,282,000 for the three months ended September 30, 2016. The 15.2% aggregate increase in net sales is split between growth in our Uniforms and Related Products segment excluding net sales from BAMKO (contributing an increase of 3.4%), the effect of the BAMKO acquisition (contributing 11.0%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 0.8%). Intersegment eliminations reduce total net sales for sales of remote staffing solutions to the Uniforms and Related Products segment by the Remote Staffing Solutions segment. (See Note 6.)

Net sales increased 19.6% from $157,125,000 for the nine months ended September 30, 2015 to $187,910,000 for the nine months ended September 30, 2016. The 19.6% increase in net sales is split between growth in our Uniforms and Related Products segment excluding net sales from BAMKO (contributing 5.6%) the effect of the BAMKO acquisition (contributing 12.6%) and increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.4%).

Uniforms and Related Products net sales increased 15.3% for the three months ended September 30, 2016 compared to the same period in the prior year.  Contributing 11.6% to this increase in net sales is the inclusion of net sales of BAMKO in the three month period ended September 30, 2016, with the balance attributed to our continued market penetration as well as continued increases in voluntary employee turnover in the marketplace. BAMKO was acquired effective March 1, 2016.

Uniforms and Related Products net sales increased 19.3% from $148,436,000 for the nine months ended September 30, 2015 to $177,101,000 for the nine months ended September 30, 2016. Contributing 13.4% to the increase in net sales is the inclusion of net sales of BAMKO from the March 1, 2016 effective date of the acquisition, with the balance attributed to our continued market penetration as well as continued increases in voluntary employee turnover in the marketplace.

Remote Staffing Solutions net sales increased 10.9% before intersegment eliminations and 13.9% after intersegment eliminations for the three months ended September 30, 2016 compared to the same period in the prior year.  These increases are attributed to continued market penetration in 2016, both with respect to new and existing customers.

Remote Staffing Solutions net sales increased 18.1% before intersegment eliminations and 24.4% after intersegment eliminations for the nine months ended September 30, 2016, compared to the same period in the prior year.  These increases are attributed to continued market penetration in 2016, both with respect to new and existing customers.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.5% for the three months ended September 30, 2016 and 67.1% in the comparable period for 2015.  The decrease in 2016 is primarily attributed to a decrease in direct product costs as a percentage of net sales on non BAMKO sales during 2016 (contributing 1.8%) and lower cost of goods sold on BAMKO sales as a percentage of net sales (contributing 0.1%), partially offset by an increase in overhead costs as a percentage of net sales on non BAMKO sales (contributing 0.3%).

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.4% for the nine months ended September 30, 2016 and 67.0% for the comparable period in 2015. The decrease in 2016 is primarily attributed to a decrease in direct product costs as a percentage of net sales on non BAMKO sales during 2016 (contributing 0.6%) and lower cost of goods sold on BAMKO sales as a percentage of net sales (contributing 0.1%) partially offset by an increase in overhead costs as a percentage of net sales on non BAMKO sales (contributing 0.1%).

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 46.7% for the three months ended September 30, 2016, and 46.1% in the comparable period for 2015.  The increase in the percentage of cost of goods sold is not considered significant.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 46.2% for the nine months ended September 30, 2016, and 44.3% in the comparable period for 2015.  The percentage increase in 2016 as compared to 2015 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 21.3% in the nine month period ended September 30, 2015 to 29.6% in the comparable period of 2016. The hourly rates charged for domestic services are higher than offshore services but the margin percentage earned is lower.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 26.0% for the three months ended September 30, 2016 and 23.9% for the comparable period in 2015. Excluding the effect of BAMKO’s results, selling and administrative expenses as a percentage of net sales would have been 24.6% for the three months ended September 30, 2016. Excluding this effect, the increase as a percentage of net sales is attributed primarily to higher medical costs from the Company’s self-insured medical plan in the current period (contributing 0.3%), higher ongoing pension and retirement plan expense (contributing 0.3%), pension settlement losses recognized in 2016 (contributing 0.1%), and other minor net increases (contributing 0.9%); partially offset by higher net sales in 2016 to cover operating expenses (contributing 0.9%). BAMKO’s selling and administrative expenses for the three months ended September 30, 2016 were approximately $2,389,000 or 38.4% of BAMKO’s net sales.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 26.9% for the nine months ended September 30, 2016 and 24.9% in the comparable period for 2015. Excluding the effect of BAMKO’s results, selling and administrative expenses as a percentage of net sales would have been 25.5% for the nine months ended September 30, 2016. Excluding this effect, the increase as a percentage of net sales is attributed primarily to increased salaries, wages and benefits exclusive of retirement plan expenses and medical costs as a result of the continuing growth in net sales (contributing 0.7%), higher medical costs from the Company’s self-insured medical plan in the current period (contributing 0.4%), startup costs associated with the new factory that opened in Haiti in 2016 (contributing 0.1%), higher ongoing pension and retirement plan expense (contributing 0.3%), and other minor net increases (contributing 0.6%), partially offset by higher net sales in 2016 to cover operating expenses (contributing 1.5%). BAMKO selling and administrative expenses included in operating results for the period from March 1, 2016, the effective date of the acquisition, through September 30, 2016 were approximately $7,594,000. Included within these expenses was approximately $1,116,000 in expenses associated with the acquisition. Net of these acquisition-related expenses, BAMKO’s selling and administrative expenses as a percentage of BAMKO’s net sales would have been 32.6% for the nine months ended September 30, 2016.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 33.5% for the three months ended September 30, 2016 and 32.1% in the comparable period for 2015. An increase in salaries, wages and benefits to support continuing growth (contributing 1.0%) along with higher facilities costs and depreciation for our expanded facility in El Salvador (contributing 2.1%) was partially offset primarily by higher net sales to cover operating expenses.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 33.0% for the nine months ended September 30, 2016 and 32.9% in the comparable period for 2015. An increase in salaries, wages and benefits to support continuing growth (contributing 2.8%) along with higher facilities costs and depreciation for our expanded facility in El Salvador (contributing 0.9%) was partially offset primarily by higher net sales to cover operating expenses.

Interest expense increased from $130,000 for the three months ended September 30, 2015 to $172,000 for the three months ended September 30, 2016. This increase is attributed primarily to higher average borrowings outstanding in the three months ended September 30, 2016 primarily due to the BAMKO acquisition.

Interest expense increased from $395,000 for the nine months ended September 30, 2015 to $512,000 for the nine months ended September 30, 2016. This increase is attributed primarily to higher average borrowings outstanding in the nine months ended September 30, 2016 primarily due to the BAMKO acquisition.

The Company’s effective tax rate for the three months ended September 30, 2016 was 27.0% versus 27.8% for the three months ended September 30, 2015. The 0.8% decrease in the effective tax rate is attributed primarily to an increase in the benefit related to federal tax credits (1.9%) and other items (0.4%); partially offset by increases in the federal tax on income in excess of $10 million (0.7%) a decrease in the benefit of foreign source income (0.7%), and other items (0.1%).

The Company’s effective tax rate for the nine months ended September 30, 2016 was 30.7% versus 31.7% for the nine months ended September 30, 2015. The 1.0% decrease in such effective tax rate is attributed primarily to an increase in the benefit related to federal tax credits (0.8%) and other items (0.2%).

Liquidity and Capital Resources

Accounts receivable-trade increased 38.2% from $29,914,000 on December 31, 2015 to $41,335,000 on September 30, 2016. Approximately $4,885,000 of this increase is attributed to trade receivables acquired as part of the BAMKO acquisition effective March 1, 2016. The balance of the increase is attributed primarily to higher sales in the last month of the current quarter versus the last month of the fourth quarter of 2015.

Prepaid expenses and other current assets increased 71.4% from $6,214,000 on December 31, 2015 to $10,650,000 as of September 30, 2016. This increase is primarily attributed to assets acquired as part of the BAMKO acquisition of $3,200,000 effective March 1, 2016 with the balance primarily related to timing of payments for prepaid deposits and other miscellaneous prepaid expenses.

Inventories increased 3.4% from $63,573,000 on December 31, 2015 to $65,713,000 as of September 30, 2016.  This increase is primarily due to inventory requirements to meet higher sales and due to the acquisition of $236,000 of inventory received as part of the BAMKO acquisition.

Other intangible assets increased 67.5% from $14,222,000 on December 31, 2015 to $23,821,000 on September 30, 2016.  This increase is attributed to other intangible assets acquired as part of the BAMKO acquisition effective March 1, 2016 of $11,360,000, partially offset by scheduled amortization.

Accounts payable increased 24.5% from $11,775,000 on December 31, 2015 to $14,658,000 on September 30, 2016.  This increase is primarily due to the timing of inventory purchases and $1,314,000 in accounts payable assumed as part of the BAMKO acquisition.

Other current liabilities increased 18.1% from $8,307,000 on December 31, 2015 to $9,812,000 on September 30, 2016. The increase is primarily due to $736,000 of other current liabilities assumed as part of the BAMKO acquisition and, an increase of $367,000 in accrued self-insured medical costs.

Long-term acquisition related contingencies increased by 86.4% from $3,866,000 on December 31, 2015 to $7,205,000 as of September 30, 2016. This increase is primarily due to $5,205,000 of contingent liability recorded as part of the BAMKO acquisition and the accretion of the liabilities as we move closer to the scheduled payment dates partially offset by the transfer of the $1,978,000 balance expected to be paid in April 2017 to current liabilities. The contingent liability recorded as part of the BAMKO acquisition reflects liabilities specified in the asset purchase agreement for contingent consideration subject to a number of conditions, including the acquired business exceeding specified earnings targets, which is subject to acceleration upon the occurrence of certain events specified in the asset purchase agreement.

The Company will continue to evaluate its contingent liabilities for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the contingent liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Cash and cash equivalents increased by $1,764,000 from $1,036,000 on December 31, 2015 to $2,800,000 as of September 30, 2016. During the nine-months ended September 30, 2016, the Company generated cash of $6,171,000 in operating activities, used cash of $21,757,000 in investing activities, including $15,161,000, net of cash acquired, related to the acquisition of BAMKO; and used $6,596,000 for additions to property, plant and equipment, with approximately $3,562,000 related to the new building project in El Salvador and the balance related to normal recurring additions; and generated $17,259,000 from financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. As noted in prior periods, we have invested in a new call center building in El Salvador which was completed in June 2016 that almost triples our existing capacity there. We spent approximately $6,000,000 on the El Salvador project through December 31, 2015 and approximately $3,562,000 in the nine-month period ended September 30, 2016. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine-months ended September 30, 2016 and 2015 respectively, the Company paid cash dividends of $3,487,000 and $3,128,000. The Company reacquired 20,100 shares of its common stock at a total cost of $316,000 in the nine-month period ended September 30, 2016, pursuant to its stock repurchase program. No stock was reacquired in the nine-month period ended September 30, 2015.

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.38% at September 30, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.48% at September 30, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar-based borrowings. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of September 30, 2016, there were no outstanding letters of credit.

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

Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of BAMKO on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value of the interest rate swap at that time of $152,000 will be amortized as an expense over the remaining life of the swap agreement. At September 30, 2016, the interest rate swap had a negative fair value of $95,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $38,000 of this cumulative loss has been recognized in earnings in 2016. The balance of $95,000, net of tax benefit of $34,000, since the inception of the hedge in July 2013 has been recorded within the OCI through September 30, 2016. The Company expects that approximately $65,000 of these losses will be reclassified into earnings over the subsequent twelve-month period

The remaining scheduled amortization for the term loan is as follows: 2016 $1,071,000; 2017 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $70,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

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

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.       Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.       Legal Proceedings

None.

ITEM 1A.    Risks Relating To Our Industry

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. One Risk Factor described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015 has materially changed and another has formed, both as reflected below. Unless included below, Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2015 have not materially changed.

Increases in the price of finished goods and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used in our business are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The prices we pay for these fabrics and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. We also sell products made from other materials, including glass and plastic. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, currency exchange rates, labor costs, and other unpredictable factors. Fluctuations in petroleum prices also may influence the prices of related items such as chemical, dyestuffs and polyester yarn.

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

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2016 that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 (July 1, 2016 to July 31, 2016)	-	-	-
Month #2 (August 1, 2016 to August 31, 2016)	20,100	$15.74	20,100
Month #3 (September 1, 2016 to September 30, 2016)	-	-	-
TOTAL	20,100	$15.74	20,100	241,575

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

SUPERIOR UNIFORM GROUP, INC.

Date: October 27, 2016	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2016	By:	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and
Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH +	XBRL Taxonomy Extension Schema

101.CAL +	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

**This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.