Form 10-K
period 2016-12-31
SUPERIOR UNIFORM GROUP INC
filed 2017-02-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes    X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer X      Non-accelerated filer             Smaller Reporting Company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                         No X

At June 30, 2016, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($19.09) as reported by the NASDAQ Stock Market, was approximately $194,000,000 (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 17, 2017 was 14,562,092 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2016, relating to its Annual Meeting of Shareholders to be held May 5, 2017, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

The exhibit index may be found on Pages 58 and 59.

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

Overview

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. (“Superior”) and its state of incorporation to Florida.

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”), a company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States. The purchase price for the asset acquisition consisted of approximately $32,483,000 in cash, and inclusive of the real estate purchase described below, the issuance of approximately 418,000 restricted shares of Superior’s common stock, the potential future payment of up to $7,200,000 in additional contingent consideration through 2017, and the assumption of certain liabilities of HPI. The transaction also included the acquisition of the corporate offices and warehouse distribution facility from an entity related to HPI.

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). The transaction had an effective date of March 1, 2016. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA. With sales offices in the United States, England and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many of the world’s most successful brands. The purchase price for the asset acquisition consisted of approximately $15,161,000 in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that will vest over a five year period, the potential future payment of approximately $5,500,000 in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO. The transaction also included the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

Following a recent evaluation, Superior has realigned its organizational structure and updated its reportable operating segments as a result of changes in its business primarily related to the acquisition of BAMKO effective March 1, 2016. A new Promotional Products segment has been created and consists of sales to customers of promotional products. Superior is now comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products. Superior’s Uniforms and Related Products segment, through its signature marketing brands Fashion Seal Healthcare®, HPI Direct®, Superior I.D.™, Worklon®, and UniVogue®, manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products. Because the addition of the Promotional Products segment did not affect the composition of Superior’s other two segments, the Company did not restate segment information for prior periods.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its direct and indirect subsidiaries in El Salvador, Belize, and the United States, (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and total office support solutions.

The Promotional Products segment services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States, England and Brazil with support services in China, Hong Kong and India.

Products

Superior manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical and health fields as well as for the industrial, commercial, leisure, and public safety markets in its Uniforms and Related Products segment. The Promotional Products segment produces and sells products for a wide variety of industries primarily to support marketing efforts.

Superior’s principal products are:

●	Uniforms and service apparel and related products for personnel of:

●	Hospitals and health facilities;
●	Hotels, commercial buildings, residential buildings, and food service facilities;
●	Retail stores;
●	General and special purpose industrial uses;
●	Commercial enterprises (career apparel for banks, airlines, etc.);
●	Public and private safety and security organizations; and
●	Miscellaneous service uses.

●	Miscellaneous products:

●	directly related to uniforms and service apparel specified above (e.g. boots and bags); and
●	for use by linen suppliers and industrial launderers, to whom a substantial portion of Superior's uniforms and service apparel are sold; such products being primarily industrial laundry bags.
●	Public and private safety and security organizations; and
●	Miscellaneous service uses.

●	Promotional and related products to support:

●	Branded marketing programs; and
●	Event promotions

Uniforms and related products are typically distributed through distribution centers in the United States. Promotional products are typically shipped directly from our vendors to our customers.

We do not consider sales in any of our segments to be highly seasonal.

For a depiction of revenues from external customers, income before taxes on income and total assets by segment for each of the years ended December 31, 2016, 2015 and 2014, please refer to “Note 17. Operating Segment Information:” in the notes to the consolidated financial statements in this Form 10-K.

During the years ended December 31, 2016, 2015 and 2014, uniforms and service apparel and related products accounted for approximately 83%, 94% and 96% of net sales; promotional and related products accounted for approximately 11% of net sales in 2016 and no other single class of product listed above accounted for more than 10% of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers, such as Cintas Corporation, Unifirst Corporation, G&K Services and ARAMARK—a division of ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. Industry statistics are not available, but we believe Superior is one of the leading suppliers of garments to hospitals, industrial clean rooms, hotels, motels, and food service establishments, and uniforms to linen suppliers. Superior experiences competition primarily based on breadth of products offered, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

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

The promotional products industry is highly fragmented. We compete with a multitude of foreign, regional, and local competitors that vary by market. Major competitors in the Promotional Products segment include Staples, Inc. and BDA, Inc. We believe our creative services, product development, proprietary web platforms and our extensive global sourcing network along with our success with major brands will enable us to continue to be competitive and grow in this market.

Customers

The Uniform and Related Products segment has a substantial number of customers, the largest of which accounted for approximately 9.2% of that segment’s 2016 net sales. The Remote Staffing Solutions segment’s largest customer represented 13.4% of that segment’s 2016 external revenues, and the largest customer in the Promotional Products segment represented 8.5% of that segment’s net sales in 2016.

Backlog

The Uniform and Related Products segment normally completes shipments of orders from stock within one week after the receipt of the order. As of February 20, 2017, the backlog of all orders that we believe to be firm for our Uniform and Realted Products segment was approximately $6,614,000, compared to approximately $9,300,000 as of February 22, 2016. The Promotional Products segment typically produces custom products based upon confirmed orders. The average length of time to produce orders is four to six months. The backlog of all orders for our Promotional Products segment was approximately $12,800,000 as of February 20, 2017.

Raw Materials, Working Capital and Inventory

The principal fabrics used in our Uniforms and Related Products segment are made from cotton, polyester, wool, silk, synthetic and cotton-synthetic blends.    The majority of such fabrics are sourced in the Far East. The raw materials used in the fabrics we source from our suppliers are primarily cotton, polyester yarn, dyestuffs and chemical components of synthetic fabrics.

Superior’s Uniform and Related Products segment markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. The segment’s principal raw materials are textile products. In 2016 and 2015, approximately 32% and 42%, respectively, of the segment’s products were obtained from suppliers located in Central America and Haiti, and approximately 31% and 26%, respectively, were sourced from or contained raw materials sourced from China. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior’s Uniform and Related Products segment is unable to continue to obtain its products from Central America, Haiti and China, it could significantly disrupt Superior’s business. Because the Company manufactures and sources products in Central America, Haiti and China, the Company is affected by economic and political conditions in those countries, including possible employee turnover, labor and other unrest and lack of developed infrastructure, as well as decisions by the U.S. government to impose or increase import duties or other import regulations.

The Promotional Products segment relies on the supply of different types of raw materials, including plastic, glass, fabric and metal. Prices within the promotional products industry are directly affected by the cost of raw materials. The market for promotional products is price sensitive and has historically exhibited price and demand cyclicality. The Promotional Products segment has flexibility in its suppliers, as other suppliers of the same or similar products are widely available. Additionally, the nature of the promotional products industry is such that should specific types of raw materials undergo significant cost increases, it is possible that alternative products using different materials could be utilized for similar promotional activities. However, if cost increases cannot be entirely passed on to customers and alternative suppliers or suitable product alternatives are unavailable, profit margins could decline. Moreover, because approximately 59% of the raw materials and products sourced by the Promotional Products segment in 2016 came from China, economic and political conditions in China or the United States, including those resulting in the imposition or increase of import duties and other import regulations, could have a material adverse effect on this business segment.

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademark is its mark "Fashion Seal Healthcare " (presently registered with the United States Patent and Trademark Office until August 6, 2017). We are in the process of renewing our registration of this trademark, which we expect to effectuate without difficulty. The Fashion Seal Healthcare trademark is critically important to the marketing and operation of Superior’s business, as more than 23% of Superior's products are sold under that name.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Employees

Superior employed 1,632 persons, of which 1,620 were full-time employees, as of December 31, 2016.

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

Item 1A.     Risk Factors

Our business, operations and financial condition are subject to various risks, and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant. You should take those risks into account in evaluating or making any investment decision involving the Company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

Risks Relating To Our Industry

We face intense competition within our industry and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel industry and in the promotional products industry choose suppliers primarily based upon the quality, price and breadth of products offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include publicly held companies such as Cintas Corporation, Unifirst Corporation and G&K Services, as well as ARAMARK — a division of ARAMARK Corporation. Major competitors for our Promotional Products segment include companies such as Staples, Inc. and BDA, Inc.. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

Regional or national economic slowdowns, high unemployment levels, or cost increases might have an adverse effect on our operating results.

Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover, which affect the quantity of uniform orders on a per-employee basis.

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

The uniform and corporate identity apparel and promotional products industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

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

The principal fabrics used for our uniforms are made from cotton, wool, silk, synthetic and cotton-synthetic blends. The principal components in our promotional products are plastic, glass, fabric and metal. The prices we pay for these fabrics and components and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic and political climate, currency exchange rates, labor costs, and other unpredictable factors.  Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

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

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of products that we can import.

Our operations are subject to various international trade agreements and regulations, such as the Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Caribbean Basin Trade Partnership Act (CBTPA), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), the Food Conservation and Energy Act of 2008 (HOPE II), the Haiti Economic Lift Program of 2010 (HELP), the African Growth and Opportunity Act (AGOA), and the activities and regulations of the World Trade Organization (WTO). Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, trade agreements can also impose requirements that negatively affect our business, such as limiting the countries from which we can purchase raw materials or limiting the products that qualify as duty free, and setting duties or quotas on products that may be imported into the United States from a particular country. In addition, increased competition from developing countries could have a material adverse effect on our business, results of operations or financial condition.

The countries in which our products are manufactured or into which they are imported may from time to time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased to qualify for free or reduced duty. These countries may also create additional workplace regulations or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition. Nor can we assure you that the changing geopolitical and U.S. political environments will not result in a trade agreement or regulation being altered which adversely affects our company. Specifically, the current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import duties or other restrictions on products or raw materials sourced from those countries, which may include China and other countries from which we import raw materials or in which we manufacture our products. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.

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

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our “Fashion Seal Healthcare” mark is critically important to our business, as more than 23% of our products are sold under that name.  We cannot assure you that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others.  We cannot assure you that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims.  In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2016, we had approximately $9,467,000 in unfunded or underfunded obligations related to our pension plans, compared to $8,925,000 as of December 31, 2015.

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

Shortages of supply of sourced goods or raw materials from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2016 and 2015, approximately 31% and 26%, respectively, of products for our Uniform and Related Products segment were sourced from or contained raw materials sourced from China. In 2016 and 2015 approximately 32% and 42%, respectively, of products for our Uniform and Related Products segment were obtained from suppliers located in Central America and Haiti. In 2016, approximately 59% of our products for our Promotional Products segment were sourced from China. If we are unable to continue to obtain our products from China, Central America and/or Haiti, it could significantly disrupt our business. Because we source products and raw materials and maintain operations in these locations, we are affected by economic and political conditions in those countries, including possible employee turnover, labor and other unrest and lack of developed infrastructure, as well as decisions by the U.S. government to impose or increase import duties or other import regulations.

Our business may be impacted by adverse weather, cyber-security attacks and other unpredicted events

Our corporate headquarters is located in Florida, which is a hurricane-sensitive area. Should a hurricane occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect Superior, such as by damage to, or total destruction of, our headquarters, surrounding transportation infrastructure, network communications, and other forms of communications. Some of our suppliers, such as those located in Central America and Haiti, are exposed to hurricanes and earthquakes; the damages that such events could produce could affect the supply of our products. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes or earthquakes may adversely impact sales of our products.

Disruption in our computer systems could adversely affect our business. We rely on computer systems to process transactions, communicate with customers, manage our business, and process and maintain information. We have measures in places to monitor and protect our computer systems, but these measures might not be sufficient protection from unpredicted events. Cyber-security attacks are evolving and disruptions can be caused by a variety of events, such as viruses, malicious malware, attempts to gain unauthorized access to data or other types of cyber-security attacks. Such events could produce disruptions that result in an unexpected delay in operations, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our computer systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

As our business grows, we continue to make significant investments in our technology, including in the areas of warehouse management and product design. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits; it might take longer than expected to realize the anticipated benefits; the technology might fail or cost more than anticipated.

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

At December 31, 2016, our executive officers and certain of their family members collectively owned 33.2% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2016, the Company owned or leased approximately 20 facilities containing an aggregate of approximately 690,000 square feet located in the United States, Central America, Haiti, Europe, and Asia, which are used for manufacturing, distribution, and office space supporting our Uniforms and Related Products, Remote Staffing Solutions, and Promotional Products segments. Our owned facilities total approximately 245,000 square feet, including our 60,000 square feet corporate headquarters in Seminole, Florida (which houses a call center and is involved with all of our segments), and 75,000 square feet warehousing and distribution location in Alpharetta, GA (used in conjunction with our Uniforms and Related Products segment), and 53,000 square feet call center in El Salvador (which serves our Remote Staffing Solutions segment). Our principal Promotional Products location is leased office space in Los Angeles, CA; we also lease office space for use with this segment in other countries, including India and China. Our distribution center in Eudora, AR, which is used primarily for our Uniforms and Related Products segment, is rented for a nominal amount from a municipality providing incentives for businesses to locate in that area and may be purchased for a nominal amount.

The Company has an ongoing program designed to maintain and improve its facilities. The Company's properties have adequate productive capacity to meet the Company’s present needs as well as those of the foreseeable future.

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

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2016 and 2015 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market. The prices and dividends shown have been retroactively adjusted for the 2-for-1 stock split effective February 4, 2015.

	QUARTER ENDED
	2016				2015
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$18.27	$20.45	$20.50	$21.02	$20.92	$23.73	$20.21	$19.90

Low	$13.71	$15.79	$15.53	$15.79	$14.54	$15.06	$15.65	$15.48

Dividends (total for 2016- - $0.34; 2015-$0.315)	$0.083	$0.083	$0.088	$0.088	$0.075	$0.075	$0.083	$0.083

We declared cash dividends of $0.0825 per share in the first and second quarters and $0.0875 per share in the third and fourth quarters during the fiscal year ended December 31, 2016.

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

On February 17, 2017, we had 153 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $17.13 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total return on $100 invested in our common stock, The NASDAQ Composite Index and The Wholesale Retail Trade Index.

The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a reinvestment of dividends. Over the five year period, Superior Uniform Group, Inc. stock grew to $378.00, compared to $216.54 for the NASDAQ Composite Index and $118.10 for the Wholesale Retail Trade Index.

Copyright© 2017 Russell Investment Group. All rights reserved.

	12/11	12/12	12/13	12/14	12/15	12/16

Superior Uniform Group	100.00	102.18	139.42	272.66	320.92	378.00
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NYSE MKT Wholesale and Retail Trade Index	100.00	103.44	147.51	129.76	97.69	118.10

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Month #1
(October 1, 2016 to	-	-	-
October 31, 2016)
Month #2
(November 1, 2016 to	25,000	$15.90	25,000
November 30, 2016)
Month #3
(December 1, 2016 to	-	-	-
December 31, 2016)
TOTAL	25,000	$15.90	25,000	216,575

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

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes and with "Item 7" - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements,which are included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013, and 2012 from our audited consolidated financial statements that are not included in this Form 10K. Our historical results for any prior period are not indicative of results to be expected in any future period.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY

YEARS ENDED DECEMBER 31,

	2016	2015	2014	2013	2012
Net sales	$252,596,000	$210,317,000	$196,249,000	$151,496,000	$119,486,000
Costs and expenses:
Cost of goods sold	165,614,000	138,884,000	127,512,000	98,938,000	79,723,000
Selling and administrative expenses	66,396,000	52,018,000	50,724,000	43,873,000	33,886,000
Intangible asset impairment	-	-	-	-	1,226,000
Interest expense	688,000	519,000	484,000	195,000	30,000
	232,698,000	191,421,000	178,720,000	143,006,000	114,865,000
Income before taxes on income	19,898,000	18,896,000	17,529,000	8,490,000	4,621,000
Taxes on income	5,260,000	5,830,000	6,180,000	2,640,000	1,590,000

Net income	$14,638,000	$13,066,000	$11,349,000	$5,850,000	$3,031,000

Per Share Data:
Basic
Net income	$1.04	$0.95	$0.85	$0.47	$0.25
Diluted
Net income	$0.98	$0.90	$0.82	$0.46	$0.25

Cash dividends per common share	$0.340	$0.315	$0.285	$0.068	$0.540

At year end:
Total assets	$196,848,000	$151,731,000	$139,937,000	$125,494,000	$78,913,000
Long-term debt	$36,227,000	$21,131,000	$22,660,000	$24,500,000	$-
Working capital	$93,107,000	$79,380,000	$77,191,000	$69,801,000	$55,393,000
Shareholders' equity	$110,550,000	$92,690,000	$80,412,000	$71,935,000	$57,788,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2016, 2015 and 2014, as well as our financial positions at December 31, 2016 and 2015, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

BAMKO Acquisition

As described in “Item 1. Business – Overview,” on March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO with an effective date of March 1, 2016. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA. The purchase price for the asset acquisition consisted of approximately $15,161,000 cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that will vest over a five year period, the potential future payment of approximately $5,500,000 in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO.

Primarily as a result of its acquisition of BAMKO, Superior realigned its organizational structure and updated its reportable operating segments. A new Promotional Products segment has been created and consists of sales to customers of promotional products. Superior is now comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

 Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors.  Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, voluntary employee turnover at our customers can have a significant impact on our business.  The current economic environment in the United States is continuing to see moderate improvement in the employment environment and voluntary employee turnover has been increasing.  We also continue to see an increase in the demand for employees in the healthcare sector.  These factors are expected to have positive impacts on our prospects for growth in net sales in 2017.

We have continued our efforts to increase penetration of the health care market.  We were awarded our first group purchasing organization contracts in 2015 and increased the number of healthcare facilities that we are able to pursue for direct sales significantly.  We are strategically working to acquire these potential customers and to grow our healthcare business over the next several years.  We continue to refine our approach to this market as we gain additional experience and data in the market.  We expect to be awarded additional agreements for other group purchasing organizations in the future.

We have been and continue to pursue acquisitions to increase our market share in the Uniforms and Related Products segment.

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1,000,000 in net sales to outside customers in 2010 to approximately $14,407,000 in net sales to outside customers in 2016.  We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth in this segment in 2017 and beyond.  We increased net sales to outside customers in this segment by approximately 20% in 2016 compared to 2015, 49% in 2015 as compared to 2014 and 42% in 2014 compared to 2013.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective March 1, 2016. BAMKO has been operating in the promotional products industry for more than 15 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market. We have formed the Promotional Products segment in 2016 as a result of this acquisition; and we expect to strengthen our position in the promotional products and branded merchandise market as we believe this product line is a synergistic fit with our uniform business.

Year Ended December 31, 2016 vs. 2015

Operations

Net Sales

	2016	2015	% Change
Uniforms and Related Products	$210,373,000	$198,319,000	6.1%
Remote Staffing Solutions	17,953,000	15,604,000	15.1%
Promotional Products	27,816,000	-	N/A
Net intersegment eliminations	(3,546,000)	(3,606,000)	-1.7%
Consolidated Net Sales	$252,596,000	$210,317,000	20.1%

Net Sales

Net sales for the Company increased 20.1% from $210,317,000 in 2015 to $252,596,000 in 2016. The aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 5.8%), increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.1%) and the effect of the acquisition of BAMKO in our new Promotional Products segment (contributing 13.2%).

Uniforms and Related Products net sales increased 6.1% in 2016 compared to 2015. The increase in net sales is attributed primarily to our continued market penetration as well as continued increases in voluntary employee turnover in the marketplace.

Remote Staffing Solutions net sales increased 15.1% before intersegment eliminations and 20.1% after intersegment eliminations in 2016. These increases are attributed to continued market penetration in 2016, both with respect to new and existing customers.

Promotional Products net sales of $27,816,000 from the acquisition date of March 1, 2016 through December 31, 2016 represented 11.0% of consolidated net sales in 2016.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing costs, and inspection costs for our Uniforms and Related Products and Promotional Products segments. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.7% in 2016 and 67.1% in 2015. The decrease as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales during 2016.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 46.4% in 2016, and 45.0% in 2015. The percentage increase in 2016 as compared to 2015 is primarily attributed to an increase in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 23.7% in 2015 to 29.1% in 2016. The hourly rates charged for domestic services are higher than offshore services but the margin percentage earned is lower.

Cost of goods sold for our Promotional Products segment was 65.2% of net sales in 2016.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 24.8% in 2016 and 2015. Favorable factors included higher net sales in 2016 to cover operating expenses (contributing 1.5%) and a claim settlement (contributing 0.2%). These decreases were offset by increased salaries, wages and benefits exclusive of retirement plan expenses and medical costs as a result of the continuing growth in net sales (contributing 0.9%) as well as higher ongoing pension and retirement plan expense primarily as a result of lower discount rates in 2016 as compared to 2015 (contributing 0.2%), higher medical costs in the Company’s self-insured medical plan (contributing 0.3%) and other minor increases (contributing 0.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 34.0% in 2016 and 33.2% in 2015. The increase as a percentage of net sales is attributed primarily to an increase in wages and benefits to support continuing growth (contributing 2.3%) along with higher facilities costs and depreciation due to our expanded facility in El Salvador (contributing 1.4%) which was partially offset primarily by higher net sales to cover operating expenses.

Promotional Products selling and administrative expenses were $10,386,000 from the acquisition date of March 1, 2016 through December 31, 2016. Included within these expenses was approximately $1,119,000 of expenses associated with the acquisition. Net of these acquisition related expenses, selling and administrative expenses would have been 33.3% of net sales.

Interest Expense and Tax

Interest expense increased to $688,000 for the year ended December 31, 2016 from $519,000 for the year ended December 31, 2015. This increase is attributed primarily to higher average borrowings outstanding primarily due to the BAMKO acquisition.

The effective income tax rate in 2016 was 26.4% and in 2015 was 30.9%.  The 4.5% decrease in the effective tax rate is attributed primarily to the early adoption of ASU 2016-09 (4.4%) (See Note 1(y) to the Consolidated Financial Statements), an increase in the benefit related to federal tax credits (0.8%) and other items (0.2%) which was partially offset by a decrease in the benefit of foreign source income (0.9%).

Year Ended December 31, 2015 vs. 2014

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

Liquidity and Capital Resources

Overview

The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. As of December 31, 2016, approximately $2,543,000 of our cash is held in our foreign subsidiaries and cannot be repatriated without recognizing and paying Federal income taxes on this amount.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below.

Balance Sheet

Accounts receivable-trade increased 40.0% from $29,914,000 on December 31, 2015 to $41,823,000 on December 31, 2016. Approximately $5,410,000 of this increase is attributed to BAMKO. The balance of the increase is attributed primarily to higher sales in 2016 in our Uniforms and Related Products and Remote Staffing segments.

Prepaid expenses and other current assets increased 16.1% from $6,214,000 on December 31, 2015 to $7,214,000 as of December 31, 2016. Approximately $1,550,000 of this increase is attributed to BAMKO partially offset by lower prepaid income taxes.

Inventories increased 8.9% from $63,573,000 on December 31, 2015 to $69,240,000 as of December 31, 2016.  This increase is primarily due to inventory requirements to meet higher sales and due to $1,278,000 of inventory for BAMKO.

Other intangible assets increased 63.4% from $14,222,000 on December 31, 2015 to $23,238,000 on December 31, 2016.  This increase is attributed to other intangible assets acquired as part of the BAMKO acquisition effective March 1, 2016 of $11,360,000, partially offset by scheduled amortization.

Accounts payable increased 14.7% from $11,775,000 on December 31, 2015 to $13,507,000 on December 31, 2016.  This increase is primarily due to the timing of inventory purchases and $1,119,000 in accounts payable due to BAMKO.

Other current liabilities increased 29.0% from $8,307,000 on December 31, 2015 to $10,716,000 on December 31, 2016. The increase is primarily due to $1,137,000 of other current liabilities of BAMKO and an increase in income taxes payable.

Long-term acquisition related contingencies increased by 87.2% from $3,866,000 on December 31, 2015 to $7,238,000 as of December 31, 2016. This increase is primarily due to $5,288,000 of contingent liability recorded as part of the BAMKO acquisition and the accretion of the liabilities as we move closer to the scheduled payment dates partially offset by the transfer of the $1,788,000 balance expected to be paid in April 2017 to current liabilities. The contingent liability recorded as part of the BAMKO acquisition reflects liabilities specified in the asset purchase agreement for contingent consideration subject to a number of conditions, including the acquired business exceeding specified earnings targets, which is subject to acceleration upon the occurrence of certain events specified in the asset purchase agreement.

The Company will continue to evaluate its contingent liabilities for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the contingent liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Cash Flows

Cash and cash equivalents increased by $2,613,000 from $1,036,000 on December 31, 2015 to $3,649,000 as of December 31, 2016. During the year ended December 31, 2016, the Company generated cash of $11,989,000 in operating activities, used cash of $22,546,000 in investing activities, including $15,161,000, net of cash acquired, related to the acquisition of BAMKO; and used $7,385,000 for additions to property, plant and equipment, with approximately $3,562,000 related to the new building project in El Salvador and the balance related to normal recurring additions; and generated $13,108,000 from financing activities.

In 2015, cash and cash equivalents decreased by approximately $3,550,000. Cash provided by operating activities was $9,913,000, cash used in investing activities was $8,045,000 primarily related to fixed asset additions of $8,069,000, and $5,418,000 was used in financing activities. Financing activities included the payment of cash dividends of $4,255,000 and net repayments of borrowings of $1,085,000; partially offset by proceeds received from exercise of stock options of $1,840,000.

Capital Expenditures

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. As noted in prior periods, we have invested in a new call center building in El Salvador which was completed in June 2016 and that almost tripled our prior capacity. We spent approximately $6,781,000 on the El Salvador project through December 31, 2015 and approximately $3,562,000 in the twelve-month period ended December 31, 2016. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Dividends and Share Repurchase Program

During the twelve-months ended December 31, 2016, 2015 and 2014, respectively, the Company paid cash dividends of $4,707,000, $4,255,000 and $3,663,000. The Company reacquired 45,100 shares of its common stock at a total cost of $714,000 in the twelve-month period ended December 31, 2016, pursuant to its stock repurchase program. No stock was reacquired in the twelve-month periods ended December 31, 2015 and 2014.

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. At December 31, 2016, the Company had 216,575 shares remaining for purchase under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

Credit Agreement

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO. Interest is payable on the new term loan at LIBOR plus 0.85% (1.57% at December 31, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.60% at December 31, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of December 31, 2016, there was $-0- outstanding under letters of credit.

The remaining scheduled amortization for the term loan is as follows: 2017 $5,893,000, 2018 through 2020 $6,429,000 per year and 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $70,000 of debt issuance costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

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

Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of substantially all of the assets of BAMKO, Inc. on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value at that time of the interest rate swap of $152,000 is being amortized as an expense over the remaining life of the swap agreement. At December 31, 2016, the interest rate swap had a negative fair value of $50,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $55,000 of this cumulative loss has been recognized in earnings in the year ended December 31, 2016. The remaining balance net of tax benefit of $21,000, since the inception of the hedge in July 2013 has been recorded within the OCI through December 31, 2016.

Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2016:

		Payments Due by Period
	Total	2017	2018-2019	2020-2021	After 2021
Long-term debt (1)	$39,643,000	$5,893,000	$12,857,000	$20,893,000	$-
Note payable - revolving credit agreement (1)	2,540,000	-	-	2,540,000	-
Operating Leases (2)	1,472,000	582,000	623,000	267,000	-
Acquisition-related contingent liability (3)	9,425,000	1,800,000	4,318,000	2,207,000	1,100,000
Total (4)	$53,080,000	$8,275,000	$17,798,000	$25,907,000	$1,100,000

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 6.
(2)	Amounts do not include certain operating expenses such as maintenance, insurance, and real estate taxes.
(3)	The amounts represent the expected cash payment. The amounts on our consolidated balance sheet are stated at fair value.
(4)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $500,000, pension liability of $9,467,000 and deferred compensation liability of $962,000. We expect to contribute $1,500,000 to our pension plan in 2017.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $418,000. The Company’s concentration of risk is also monitored and at year-end 2016, no customer(s) had an account balance greater than 10% of receivables and the five largest customer account balances totaled $12,406,000. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $2,253,000 at December 31, 2016. This amount is included in accounts receivable-other on the consolidated balance sheet.

Inventories

Superior’s Uniforms and Related Products segment markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments. Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $4,135,000 and $7,134,000 in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2016 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

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

Pensions

The Company is the sponsor of two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Periodic benefit payments on retirement are determined based on a fixed amount applied to service or determined as a percentage of earnings prior to retirement. The Company is also the sponsor of an unfunded supplemental executive retirement plan (SERP) in which several of its employees are participants. Pension plan assets for retirement benefits consist primarily of fixed income securities and common stock equities. Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the company’s primary defined benefit pension plans.

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 3.91% to 4.04% were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

At December 31, 2016, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $9,467,000 and thus the plans are underfunded. In 2016, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $37,000, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $139,000 and would have reduced the funded status by $989,000 for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to “Note 8 – Benefit Plans” in the notes to the consolidated financial statements included in this Form 10-K.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Federal income taxes are not provided on that portion of unremitted earnings of foreign subsidiaries that are expected to be reinvested indefinitely. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2016, we recognized a net change in total unrecognized tax benefits of $0. As of December 31, 2016, we had an accrued liability of $500,000 for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

The Company elected to early adopt ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $882,000 for the year ended December 31, 2016. For additional information please refer to “Note 1(y)– Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Form 10-K.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2016, 2015 and 2014 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to “Note 12 – Share Based Compensation” in the notes to the consolidated financial statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our term loan and revolving credit facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2016 would have resulted in approximately $300,000 in additional pre-tax interest expense for the year ended December 31, 2016. See Note 6 to our consolidated financial statements.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of December 31, 2016, we were not engaged in foreign currency exchange hedging transactions; however, if and when we do, there can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the India rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the year end December 31, 2016, transaction gains were approximately $264,000 pre-tax.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Superior Uniform Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As described in Management’s Report, management excluded from its evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, BAMKO’s internal control over financial reporting associated with total assets of $28,480,000 and total revenues of $27,816,000 included in the Company’s consolidated financial statements as of and for the year ended December 31, 2016. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. Accordingly, our audit also excluded an evaluation of BAMKO’s internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Superior Uniform Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Superior Uniform Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for Employee Share-Based Stock Compensation due to the early adoption of Accounting Standards Update 2016-09.

Mayer Hoffman McCann P.C.

February 23, 2017

Clearwater, Florida

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31,

	2016	2015	2014
Net sales	$252,596,000	$210,317,000	$196,249,000

Costs and expenses:
Cost of goods sold	165,614,000	138,884,000	127,512,000
Selling and administrative expenses	66,396,000	52,018,000	50,724,000
Interest expense	688,000	519,000	484,000
	232,698,000	191,421,000	178,720,000

Income before taxes on income	19,898,000	18,896,000	17,529,000
Income tax expense	5,260,000	5,830,000	6,180,000
Net income	$14,638,000	$13,066,000	$11,349,000

Weighted average number of shares outstanding during the period
(Basic)	14,082,243	13,761,009	13,298,452
(Diluted)	14,897,489	14,578,644	13,864,698
Per Share Data:
Basic
Net earnings	$1.04	$0.95	$0.85
Diluted
Net earnings	$0.98	$0.90	$0.82

Other comprehensive income (loss), net of tax:

Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	667,000	499,000	211,000

Recognition of settlement loss included in net periodic pension costs	287,000	297,000	134,000

Current period loss	(764,000)	(1,410,000)	(3,050,000)

Gain (loss) on cash flow hedging activities	95,000	37,000	(26,000)

Foreign Currency Translation Adjustment:
Reclassification of gain on foreign currency transactions included in net income	(170,000)	-	-
Foreign currency translation adjustments	243,000	-	-

Other comprehensive income (loss)	$358,000	$(577,000)	$(2,731,000)

Comprehensive income	$14,996,000	$12,489,000	$8,618,000

Cash dividends per common share	$0.340	$0.315	$0.285

See accompanying notes to consolidated financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

YEARS ENDED DECEMBER 31,

	2016	2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,649,000	$1,036,000
Accounts receivable, less allowance for doubtful accounts of $1,276,000 and $848,000, respectively	41,823,000	29,914,000
Accounts receivable - other	3,085,000	3,262,000
Inventories	69,240,000	63,573,000
Prepaid expenses and other current assets	7,214,000	6,214,000
TOTAL CURRENT ASSETS	125,011,000	103,999,000

PROPERTY, PLANT AND EQUIPMENT, NET	27,533,000	22,524,000
OTHER INTANGIBLE ASSETS, NET	23,238,000	14,222,000
GOODWILL	11,269,000	4,135,000
DEFERRED INCOME TAXES	6,800,000	4,980,000
OTHER ASSETS	2,997,000	1,871,000
	$196,848,000	$151,731,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,507,000	$11,775,000
Other current liabilities	10,716,000	8,307,000
Current portion of long-term debt	5,893,000	2,750,000
Current portion of acquisition-related contigent liability	1,788,000	1,787,000
TOTAL CURRENT LIABILITIES	31,904,000	24,619,000

LONG-TERM DEBT	36,227,000	21,131,000
LONG-TERM PENSION LIABILITY	9,467,000	8,925,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	7,238,000	3,866,000
OTHER LONG-TERM LIABILITIES	1,462,000	500,000
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 14,513,207 and 13,917,465, respectively.	15,000	14,000
Additional paid-in capital	42,416,000	33,806,000
Retained earnings	74,283,000	65,392,000
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,258,000)	(6,448,000)
Cash flow hedges	21,000	(74,000)
Foreign Currency Translation Adjustment	73,000	-
TOTAL SHAREHOLDERS' EQUITY	110,550,000	92,690,000
	$196,848,000	$151,731,000

See accompanying notes to consolidated financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31,

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2014	13,040,816	$13,000	$25,821,000	$49,315,000	$(3,214,000)	$71,935,000
Common shares issued upon exercise of options, net	340,062		2,013,000	(158,000)		1,855,000
Restricted shares issued	106,016		229,000			229,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	27,672		-			-
Share-based compensation expense			1,175,000			1,175,000
Excess benefit from exercise of stock options			231,000			231,000
Excess benefit from exercise of SARS			32,000			32,000
Cash dividends declared ($.285 per share)				(3,663,000)		(3,663,000)
Comprehensive Income (Loss):
Net earnings				11,349,000		11,349,000
Net change during the period related to:
Cash flow hedges, net of taxes of $21,000					(26,000)	(26,000)
Pensions, net of taxes of $1,546,000					(2,705,000)	(2,705,000)
Comprehensive Income:						8,618,000

Balance, December 31, 2014	13,514,566	13,000	29,501,000	56,843,000	(5,945,000)	80,412,000

Common shares issued upon exercise of options, net	294,659	1,000	2,101,000	(262,000)		1,840,000
Restricted shares issued	8,326		282,000			282,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	99,914		-			-
Share-based compensation expense			1,079,000			1,079,000
Excess benefit from exercise of stock options			618,000			618,000
Excess benefit from exercise of SARS			225,000			225,000
Cash dividends declared ($0.315 per share)				(4,255,000)		(4,255,000)
Comprehensive Income (Loss):
Net earnings				13,066,000		13,066,000
Net change during the period related to:
Cash flow hedges, net of taxes of $20,000					37,000	37,000
Pensions, net of taxes of $339,000					(614,000)	(614,000)
Comprehensive Income:						12,489,000

Balance, December 31, 2015	13,917,465	14,000	33,806,000	65,392,000	(6,522,000)	92,690,000
Common shares issued upon exercise of options, net	251,996	1,000	1,960,000	(457,000)		1,504,000
Restricted shares issued	333,190		4,558,000			4,558,000
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	55,656					-
Share-based compensation expense			1,638,000			1,638,000
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(405,000)			(405,000)
Tax benefit from vesting of acquisition related restricted stock			990,000			990,000
Purchase and retirement of common shares	(45,100)		(131,000)	(583,000)		(714,000)
Cash dividends declared ($0.34 per share)				(4,707,000)		(4,707,000)
Comprehensive Income (Loss):
Net earnings				14,638,000		14,638,000
Net change during the period related to:
Cash flow hedges, net of taxes of $24,000					95,000	95,000
Pensions, net of taxes of $97,000					190,000	190,000
Change in currency translation adjustment, net of taxes of $41,000					73,000	73,000
Comprehensive Income:						14,996,000

Balance, December 31, 2016	14,513,207	$15,000	$42,416,000	$74,283,000	$(6,164,000)	$110,550,000

See accompanying notes to consolidated financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,638,000	$13,066,000	$11,349,000
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	4,935,000	3,873,000	3,839,000
Provision for bad debts - accounts receivable	512,000	266,000	197,000
Share-based compensation expense	1,638,000	1,361,000	1,404,000
Deferred income tax (benefit) provision	(1,940,000)	(1,216,000)	1,000
Gain on foreign currency transactions	(264,000)	-	-
Gain on disposals of property, plant and equipment	-	(1,000)	(91,000)
Adjustment to acquisition-related contingent liability	(200,000)	(200,000)	-
Accretion of acquisition-related contingent liability	169,000	119,000	128,000
Excess tax benefit from exercise of stock options and SARS	-	1,575,000	263,000
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(7,244,000)	(2,224,000)	(5,418,000)
Accounts receivable - other	177,000	873,000	(2,000)
Inventories	(5,427,000)	(5,291,000)	(8,796,000)
Prepaid expenses and other current assets	2,203,000	(1,717,000)	1,515,000
Other assets	(1,029,000)	(1,817,000)	(15,000)
Accounts payable	87,000	2,069,000	1,343,000
Other current liabilities	1,943,000	(631,000)	1,180,000
Long-term pension liability	829,000	(112,000)	216,000
Other long-term liabilities	962,000	(80,000)	(45,000)
Net cash provided from operating activities	11,989,000	9,913,000	7,068,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,385,000)	(8,069,000)	(4,936,000)
Proceeds from disposals of property, plant and equipment	-	24,000	128,000
Acquisition of business, net of acquired cash	(15,161,000)	-	-
Net cash used in investing activities	(22,546,000)	(8,045,000)	(4,808,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	125,067,000	67,345,000	55,150,000
Repayment of long-term debt	(106,827,000)	(68,416,000)	(56,332,000)
Payment of cash dividends	(4,707,000)	(4,255,000)	(3,663,000)
Payment of acquisition-related contingent liability	(1,800,000)	(1,200,000)	-
Proceeds received on exercise of stock options	1,504,000	1,840,000	1,855,000
Tax benefit from vesting of acquisition related restricted stock	990,000	-	-
Tax withholdings on exercise of stock rights	(405,000)	(732,000)	-
Common stock reqcquired and retired	(714,000)	-	-
Net cash provided from (used in) financing activities	13,108,000	(5,418,000)	(2,990,000)

Effect of exchange rates on cash	62,000	-	-

Net increase (decrease) in cash and cash equivalents	2,613,000	(3,550,000)	(730,000)

Cash and cash equivalents balance, beginning of year	1,036,000	4,586,000	5,316,000

Cash and cash equivalents balance, end of year	$3,649,000	$1,036,000	$4,586,000

See accompanying notes to consolidated financial statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior’s Uniforms and Related Products segment, through its signature marketing brands Fashion Seal Healthcare®, HPI Direct®, Superior I.D.™, Worklon®, and UniVogue®, manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets. In excess of 95% of Superior’s Uniforms and Related Products segment’s net sales are from the sale of uniforms and service apparel and directly-related products.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its direct and indirect subsidiaries in El Salvador, Belize, and the United States, (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and total office support solutions.

The Promotional Products segment, through the BAMKO brand, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States, England and Brazil with support services in China, Hong Kong and India.

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

f) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2016, 2015 and 2014, respectively, were $61,000, $135,000 and $114,000.

g) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs, for our Uniforms and Related Products segment and our Promotional Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $10,577,000, $9,327,000 and $9,170,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $4,135,000 and $7,134,000 in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2016 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

k) Other intangible assets

Other intangible assets consist of customer relationships, a non-compete agreement and trade names acquired in previous business acquisitions.

The cost, amortization and net value of customer relationships and non-compete agreement as of December 31, 2016 and 2015 were as follows:

	Customer Relationships	Weighted Average Life (years)	Non-Compete Agreement	Weighted Average Life (years)
December 31, 2016
Cost	$12,311,000	9.4	$5,370,000	5.1
Accumulated amortization	(4,490,000)		(3,553,000)
Net	$7,821,000		$1,817,000

December 31, 2015
Cost	$10,221,000	9.6	$5,000,000	5
Accumulated amortization	(3,199,000)		(2,500,000)
Net	$7,022,000		$2,500,000

Amortization expense for other intangible assets was $2,343,000, $2,066,000 and $2,065,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense for other intangible assets is expected to be $2,282,000 for the year ending December 31, 2017; $1,782,000 in 2018; $1,282,000 in each of the years ending December 31, 2019 through 2021; $1,218,000 in 2022; and $510,000 in 2023.

As part of the acquisition of HPI in 2013, the Company recorded $4,700,000 as the fair value of the acquired trade name in other intangible assets. This asset is considered to have an indefinite life and as such is not being amortized.

As part of the acquisition of BAMKO in 2016, the Company recorded $8,900,000 as the fair value of the acquired trade name in other intangible assets. This asset is considered to have an indefinite life and as such is not being amortized.

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

p) Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2016, 2015, and 2014.

q) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options, stock-settled stock appreciation rights, and restricted stock. In 2016, the Company began issuing performance shares as well. At December 31, 2016, the Company had 3,945,981 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

r) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock-settled stock appreciation rights, and restricted stock.

s) Comprehensive income

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

t) Operating segments

The Financial Accounting Standards Board (“FASB”) establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. The Company has reviewed the standard and determined that it has three reportable segments, Uniforms and Related Products, Remote Staffing Solutions and Promotional Products.

u)  Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2016 and 2015, the Company had no customers with an accounts receivable balance greater than 7.8% of the total accounts receivable. At December 31, 2016 and 2015, the top five accounts receivable customer balances totaled $12,870,000 and $7,702,000, respectively, or approximately 30.8% and 25.7% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2016, 2015, and 2014 had net sales of approximately $19,312,000, $12,537,000 and $11,215,000, respectively, or approximately 7.6%, 6.0% and 5.7% of the respective total net sales for the Company. The Company’s five largest customers for the years ended December 31, 2016, 2015 and 2014 had net sales of approximately $57,632,000, $48,900,000 and $43,153,000, respectively, or approximately 22.8%, 23.3% and 22.0% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2016 and 2015 are receivable balances from a supplier in Haiti totaling $2,253,000 and $2,569,000, respectively.

In 2016 and 2015 approximately 31% and 26%, respectively, of our products for our Uniform and Related Products segment were sourced from or contained raw materials sourced from China. In 2016 and 2015, approximately 32% and 42%, respectively, of our products for our Uniform and Related Products segment were obtained from suppliers located in Central America and Haiti. In 2016 59% of our products for our Promotional Products segment were sourced from China. Any inability by the Company to continue to obtain its products from Central America and Haiti could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America and Haiti, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

v) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2016 and 2015, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

y) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is still evaluating the impact of this ASU on the Company’s consolidated financial statements and expects to complete the assessment process by the end of the third quarter 2017 prior to the adoption of this ASU on January 1, 2018.

In April 2015, the FASB issued ASU No. 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require debt issuance costs to be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. The amendment in this ASU is to be applied retrospectively and is effective for interim and annual reporting periods beginning after December 15, 2015. The Company adopted this ASU retrospectively effective January 1, 2016, and has reclassified all debt issuance costs as a reduction from the carrying amount of the related debt liability for both the current and prior period. (See Note 6.)

In February 2016, the FASB issued ASU 2016-02 that amends the accounting guidance on leases. The primary change in this ASU requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term. The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018. The Company is in the preliminary phases of assessing the effect of this ASU. We have not yet selected a transition date nor have we yet determined the effect of this ASU on our results of operations, financial condition, or cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update was issued as part of FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded in paid-in-capital and reflected within financing cash flows. The standard also clarifies that all cash payments when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and provides for an accounting policy election to account for forfeitures when they occur. The amendments in this update are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period but must be reflected as of the beginning of the fiscal year. The Company elected to early adopt the standard in the fourth quarter of 2016 which requires us to reflect the adjustments as of January 1, 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $407,000 for the three months ended December 31, 2016. Additionally, the adoption in the fourth quarter resulted in an income tax benefit of $182,000 for the three months ended March 31, 2016, $233,000 for the three months ended June 30, 2016, and $61,000 for the three months ended September 30, 2016, from the previously reported income tax provisions in the consolidated statements of comprehensive income for the first, second, and third quarters of fiscal year 2016. For the year ended December 31, 2016 the benefit was $882,000 or $0.06 per share. In addition, the adoption of this standard resulted in reclassifying $1,575,000 and $263,000 of excess tax benefits in fiscal year 2015 and 2014 previously recorded in financing activities to operating activities in the consolidated statements of cash flows. Lastly, the company has made an accounting policy election to account for forfeitures in compensation cost when they occur. There was no material impact of this election in fiscal 2016.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows:

	2016	2015	2014
Balance at the beginning of year	$848,000	$680,000	$560,000

Provision for bad debts	523,000	266,000	197,000

Charge-offs	(96,000)	(98,000)	(105,000)

Recoveries	1,000	-	28,000

Balance at the end of year	$1,276,000	$848,000	$680,000

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows:

	2016	2015	2014
Balance at the beginning of year	$1,384,000	$1,308,000	$793,000

Provision for returns and allowances	4,445,000	4,547,000	6,024,000

Actual returns and allowances paid to customers	(3,862,000)	(4,471,000)	(5,509,000)

Balance at the end of year	$1,967,000	$1,384,000	$1,308,000

NOTE 4 - Inventories:

	December 31,
	2016	2015
Finished goods	$57,887,000	$48,206,000
Work in process	853,000	860,000
Raw materials	10,500,000	14,507,000
	$69,240,000	$63,573,000

NOTE 5 - Property, Plant and Equipment:

	December 31,
	2016	2015
Land	$4,485,000	$4,485,000
Buildings, improvements and leaseholds	19,140,000	16,601,000
Machinery, equipment and fixtures	48,840,000	43,791,000
	72,465,000	64,877,000
Accumulated depreciation and amortization	(44,932,000)	(42,353,000)
	$27,533,000	$22,524,000

Depreciation and amortization charges were approximately $2,592,000, $1,807,000 and $1,774,000 in 2016, 2015 and 2014 respectively.

NOTE 6 - Long-Term Debt:

	December 31,	December 31,
	2016	2015
Term loan payable to Fifth Third Bank, maturing March 8, 2021	$39,643,000	$-

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, maturing March 8, 2021	$2,540,000	$2,200,000

Term loan payable to Fifth Third Bank, paid March 8, 2016	$-	$21,750,000
	$42,183,000	$23,950,000

Less:
Payments due within one year included in current liabilities	$5,893,000	$2,750,000

Debt issuance costs	$63,000	$69,000
Long-term debt less current maturities	$36,227,000	$21,131,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Interest is payable on the new term loan at LIBOR plus 0.85% (1.57% at December 31, 2016) and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85% (1.60% at December 31, 2016). Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. The available balance under the Amended Credit Facility is reduced by outstanding letters of credit. As of December 31, 2016, there was $-0- outstanding under letters of credit. In order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the original term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018 with the remaining notional balance of $3,250,000 to be eliminated on July 1, 2018. Effective at the inception of the new term loan, the fixed rate on the notional amount was reduced to 2.43%.

Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable-rate, long-term debt obligation are reported in OCI, net of related income tax effects. As a result of the acquisition of substantially all of the assets of BAMKO, Inc. on March 8, 2016, the original term loan associated with this hedge was paid in full and replaced with the new $45,000,000 term loan discussed above. At that time, the Company undesignated the original term loan as the hedged instrument and elected the new term loan as the designated hedged instrument. The negative fair value at that time of the interest rate swap of $152,000 is being amortized as an expense over the remaining life of the swap agreement. At December 31, 2016, the interest rate swap had a negative fair value of $50,000, which is presented within other current liabilities within the consolidated balance sheet. Approximately $55,000 of this cumulative loss has been recognized in earnings in the year ended December 31, 2016. The remaining balance net of tax benefit of $21,000, since the inception of the hedge in July 2013 has been recorded within the OCI through December 31, 2016.

The remaining scheduled amortization for the term loan is as follows: 2017 $5,893,000, 2018 through 2020 $6,429,000 per year; 2021 $14,463,000. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $70,000 of debt issuance costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

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

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following:

	2016	2015	2014
Current:
Federal	$5,642,000	$6,527,000	$5,576,000
State and local	628,000	519,000	603,000
	6,270,000	7,046,000	6,179,000
Deferred tax provision (benefit)	(1,010,000)	(1,216,000)	1,000

	$5,260,000	$5,830,000	$6,180,000

The significant components of the deferred income tax asset (liability) are as follows:

	2016	2015
Deferred income tax assets:
Pension accruals	$3,581,000	$3,678,000
Operating reserves and other accruals	3,656,000	1,231,000
Tax carrying value in excess of book basis of goodwill	1,377,000	1,514,000
Tax credits	99,000
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(827,000)	(691,000)
Deferred expenses	(1,086,000)	(752,000)

Net deferred income tax asset	$6,800,000	$4,980,000

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2016	2015	2014

Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	1.9	1.6	2.2
Effect of change in unrecognized tax benefit	-	(0.1)	-
Untaxed foreign income	(5.1)	(6.0)	(3.3)
Non-deductible share-based employee compensation expense	1.2	1.3	1.6
Excess tax benefit from stock compensation	(4.4)	-	-
Federal tax credits	(0.8)	-	-
Other items	(0.4)	0.1	0.8
Effective income tax rate	26.4%	30.9%	35.3%

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements.

As of December 31, 2016 and 2015, respectively, we have $500,000 of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.  We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $500,000 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

	2016	2015
Balance at January 1,	$399,000	$462,000
Additions based on tax positions related to the current year	55,000	58,000
Additions for tax positions of prior years	4,000	2,000
Reductions due to lapse of statute of limitations	(59,000)	(123,000)
Balance at December 31,	$399,000	$399,000

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During 2016, 2015 and 2014, we recorded $28,000, $27,000 and $28,000 respectively, for interest and penalties, net of tax benefits. During 2016, 2015 and 2014, we reduced the liability by $28,000, $44,000 and $38,000 respectively, of interest and penalties due to lapse of statute of limitations. At December 31, 2016 and 2015, we had $101,000 and $101,000 respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $58,000 within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2013 and significant state examinations is 2010.

We have not provided deferred taxes on undistributed earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $15,036,000 and $12,236,000 at December 31, 2016 and 2015, respectively. It is not practical to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

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

At December 31, 2016, the Company’s projected benefit obligation under its pension plans exceeded the fair value of the plans’ assets by $9,467,000 and thus the plans are underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2016 and 2015:

	December 31,
	2016	2015

Changes in benefit obligation
Benefit obligation at beginning of year	$24,790,000	$25,470,000
Service cost	57,000	48,000
Interest cost	988,000	951,000
Actuarial loss	1,288,000	327,000
Benefits paid	(1,865,000)	(2,006,000)
Benefit obligation at end of year	25,258,000	24,790,000

Changes in plan assets
Fair value of plan assets at beginning of year	15,865,000	17,386,000
Actual return on assets	1,291,000	(515,000)
Employer contributions	500,000	1,000,000
Benefits paid	(1,865,000)	(2,006,000)
Fair value of plan assets at end of year	15,791,000	15,865,000

Funded status at end of year	$(9,467,000)	$(8,925,000)

Amounts recognized in consolidated balance sheet
Long-term pension liability	$(9,467,000)	$(8,925,000)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$9,819,000	$10,106,000

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2016	2015
Projected benefit obligation	$25,258,000	$24,790,000
Fair value of plan assets	(15,791,000)	(15,865,000)
	$9,467,000	$8,925,000

Components of net periodic benefit cost:

	2016	2015	2014
Service cost - benefits earned during the period	$57,000	$48,000	$81,000
Interest cost on projected benefit obligation	988,000	951,000	1,001,000
Expected return on plan assets	(1,188,000)	(1,343,000)	(1,395,000)
Recognized actuarial loss	1,027,000	772,000	322,000
Settlement loss	445,000	460,000	208,000
Net periodic pension cost after settlements	$1,329,000	$888,000	$217,000

The pension settlement losses included in the table above relates to lump sum payments made to various employees upon their retirement or termination each year.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1,108,000.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2015	4.19%	4.09%	8.00%	8.00%	N/A	N/A
2016	4.04%	3.91%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2014	4.82%	4.66%	8.00%	8.00%	N/A	N/A
2015	3.86%	3.74%	8.00%	8.00%	N/A	N/A
2016	4.19%	4.09%	8.00%	8.00%	N/A	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2016, 2015 and target allocation for 2017 are as follows:

	Percentage of Plan
	Assets at		Target
	December 31,		Allocation
Investment description	2016	2015	2017
Equity securities	68%	64%	68%
Fixed income	13%	15%	13%
Other	19%	21%	19%
Total	100%	100%	100%

The Company plans to contribute $1,500,000 to our defined benefit pension plans in 2017.

The following table includes projected benefit payments for the years indicated:

Year			Projected Benefit Payments

	2017		$2,259,000
	2018		$1,369,000
	2019		$1,489,000
	2020		$2,127,000
	2021		$1,691,000
2022	-	2026	$8,059,000

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust.

The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $972,000 at December 31, 2016. We recognized an investment gain on the cash surrender value of these life insurance contracts of $78,000 in 2016.  The cash surrender value of these policies is included in other assets in the Consolidated Balance Sheets as of December 31, 2016 and 2015.

In 2013 we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals during 2016. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $960,000 at December 31, 2016. The cash surrender value of these policies is included in other assets in the Consolidated Balance Sheet as of December 31, 2016. The liability for participant deferrals of $962,000 is included in other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2016.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ payroll. The Company contributions for the years ended December 31, 2016, 2015 and 2014 were approximately $1,069,000, $903,000 and $782,000 respectively.

NOTE 9 – Quarterly Results for 2014, 2015 and 2016 (Unaudited):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(restated)	(restated)	(restated)
Net sales	$57,968,000	$64,660,000	$65,282,000	$64,686,000
Gross profit	$20,021,000	$21,763,000	$23,140,000	$22,058,000
Income before taxes on income	$3,410,000	$4,615,000	$6,006,000	$5,867,000
Net income	$2,442,000	$3,308,000	$4,447,000	$4,441,000
Per Share Data:
Basic
Net income	$0.18	$0.23	$0.31	$0.31
Diluted
Net income	$0.17	$0.22	$0.30	$0.30
Average Outstanding Shares (Basic)	13,927,063	14,120,617	14,118,354	14,162,939
Average Outstanding Shares (Diluted)	14,668,658	14,957,469	14,984,084	14,979,746

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net sales	$46,347,000	$54,116,000	$56,662,000	$53,192,000
Gross profit	$15,796,000	$18,531,000	$19,224,000	$17,882,000
Income before taxes on income	$3,223,000	$5,394,000	$5,581,000	$4,698,000
Net income	$2,043,000	$3,624,000	$4,031,000	$3,368,000
Per Share Data:
Basic
Net income	$0.15	$0.26	$0.29	$0.24
Diluted
Net income	$0.14	$0.25	$0.28	$0.23
Average Outstanding Shares (Basic)	13,584,922	13,730,646	13,833,561	13,894,907
Average Outstanding Shares (Diluted)	14,548,084	14,577,342	14,585,688	14,603,464

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Net sales	$41,027,000	$53,230,000	$52,291,000	$49,701,000
Gross profit	$14,056,000	$19,006,000	$18,433,000	$17,242,000
Income before taxes on income	$1,878,000	$5,867,000	$5,168,000	$4,616,000
Net income	$1,218,000	$3,907,000	$3,368,000	$2,856,000
Per Share Data:
Basic
Net income	$0.09	$0.30	$0.25	$0.21
Diluted
Net income	$0.09	$0.29	$0.24	$0.20
Average Outstanding Shares (Basic)	13,128,946	13,207,804	13,375,566	13,481,494
Average Outstanding Shares (Diluted)	13,553,740	13,648,540	14,004,202	14,252,310

The Company elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As a result, there was an increase in the income tax benefit of $182,000 for the three months ended March 31, 2016, $233,000 for the three months ended June 30, 2016, and $61,000 for the three months ended September 30, 2016, from the previously reported income tax provisions in the consolidated statements of comprehensive income for the first, second, and third quarters of fiscal year 2016. See Note 1(y).

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $1,093,000, $339,000 and $342,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Long-term lease commitments totaling $1,472,000 are as follows: 2017 - $582,000, 2018 - $342,000, 2019 - $281,000, and 2020 - $267,000.

On July 1, 2015 the Company entered into a lease agreement for certain property in Haiti for its uniform and related products business. The initial term of the lease is for 104 months beginning February 1, 2016, with a total rent payment of approximately $1,127,000 of which $1,008,000 was prepaid as of December 31, 2016.

On October 24, 2016 the Company entered into a lease agreement for certain property in Georgia for its uniform and related products business. The initial term of the lease is for 24 months beginning October 8, 2016, with a total rent payment of approximately $196,000 of which $170,000 was prepaid as of December 31, 2016.

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

NOTE 12 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2016, the Company had 3,945,981 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by plan and the total related tax benefit for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Stock options and SARS	$1,071,000	$1,079,000	$1,175,000
Restricted stock	317,000	282,000	229,000
Performance shares	250,000	-	-
Total share-based compensation expense	$1,638,000	$1,361,000	$1,404,000

Related income tax benefit	$325,000	$203,000	$219,000

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

A summary of stock option transactions during the two years ended December 31, 2016 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2014	1,118,058	$6.63
Granted	153,618	18.11
Exercised	(309,230)	6.90
Lapsed	(10,900)	6.00
Cancelled	(5,000)	11.22
Outstanding December 31, 2015	946,546	$8.39
Granted	172,862	$16.53
Exercised	(279,766)	7.31
Lapsed	(11,131)	5.92
Cancelled	(3,260)	17.53
Outstanding December 31, 2016	825,251	$10.46

At December 31, 2016, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $7,563,000. The weighted-average remaining contractual term was 41 months.

Options exercised during the years ended December 31, 2016, 2015 and 2014, had intrinsic values of $3,129,000, $3,528,000 and $1,356,000 respectively.

The weighted average fair values of the Company’s 172,862, 153,618 and 397,218 options granted during the years ended December 31, 2016, 2015 and 2014 were $4.69 and $5.22 and $2.26, respectively.

During the years ended December 31, 2016, 2015 and 2014, respectively, the Company received $1,504,000, $1,840,000, and $1,855,000 in cash from stock option exercises. Current tax benefits of $361,000, $618,000 and $231,000, respectively, were recognized for these exercises. Additionally, during the years ended December 31, 2016, 2015 and 2014, respectively, the Company received 27,770, 14,571 and 20,256 shares of its common stock as payment of the exercise price in the exercise of stock options for 81,608, 50,224 and 40,816 shares of its common stock related to the exercise of stock options.

The following table summarizes information about stock options outstanding as of December 31, 2016:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$3.82	-	$5.55	74,166	2.94	$4.75
$5.65	-	$7.36	388,685	2.03	$6.47
$7.96	-	$10.38	62,800	4.70	$9.30
$16.35	-	$18.66	299,600	4.96	$17.28
$3.82	-	$18.66	825,251	3.38	$10.46

A summary of stock-settled SARS transactions during the two years ended December 31, 2016 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2014	522,024	$6.17
Granted	53,292	18.66
Exercised	(193,750)	5.73
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2015	381,566	$8.14
Granted	58,108	$16.35
Exercised	(114,168)	6.27
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2016	325,506	$10.26

At December 31, 2016, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $3,048,000. The weighted-average remaining contractual term was 27 months.

SARS exercised during the years ended December 31, 2016, 2015 and 2014, respectively, had intrinsic values of $1,472,000, $2,602,000 and $275,000 respectively. Current tax benefits of $521,000, $957,000 and $32,000 respectively, were recognized for these exercises. The weighted average grant date fair values of the Company’s SARS granted during the years ended December 31, 2016, 2015 and 2014 was $4.49, $5.20 and $2.02, respectively.

The following table summarizes information about SARS outstanding as of December 31, 2016:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			SARS	Contractual Life (Years)	Exercise Price
$5.65	-	$7.36	214,106	1.55	$6.51
$16.35	-	$18.66	111,400	3.60	$17.46
$5.65	-	$18.66	325,506	2.26	$10.26

At December 31, 2016 shares available for grant as awards under the plan were 3,945,981. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS:

Years ended
December 31,	SARS	Options
Exercise price
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66
2014	$7.36	$7.36	-	$10.38

Market price
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66
2014	$7.36	$7.36	-	$10.38
Risk free interest rate[1]
2016	1.3%	1.1%	-	1.8%
2015	1.5%	1.5%	-	2.1%
2014	1.5%	1.5%	-	2.6%
Expected award life (years)[2]	5	5	-	10

Expected volatility[3]
2016	36.5%	36.5%	-	40.3%
2015	34.9%	34.9%	-	39.0%
2014	42.5%	37.3%	-	42.5%
Expected dividend yield[4]
2016	2.0%	1.8%	-	2.1%
2015	1.6%	1.6%	-	1.9%
2014	3.7%	2.9%	-	3.7%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the three years ended December 31, 2016, 2015 and 2014 was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances pursuant to the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of December 31, 2016, the Company had $234,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 0.5 years.

A summary of restricted stock transactions during the years ended December 31, 2016 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2014	106,016	$7.62
Granted	8,326	18.14
Vested	-	-
Forfeited	-	-
Outstanding December 31, 2015	114,342	$8.39
Granted	10,396	16.35
Vested	-	-
Forfeited	(1,050)	21.92
Outstanding December 31, 2016	123,688	$8.94

Performance Shares

In 2016, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years.  Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are being recognized based on the fair value on the date of the grant on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of December 31, 2016, the Company had $1,129,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 4.1 years.

A summary of performance share transactions during the year ended December 31, 2016 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2015	-	$-
Granted	101,000	16.36
Vested	-	-
Forfeited	-	-
Outstanding December 31, 2016	101,000	$16.36

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2016	2015	2014

Net earnings used in the computation of basic and diluted earnings per share	$14,638,000	$13,066,000	$11,349,000
Weighted average shares outstanding - basic	14,082,243	13,761,009	13,298,452
Common stock equivalents	815,246	817,635	566,246
Total weighted average shares outstanding - diluted	14,897,489	14,578,644	13,864,698
Per Share Data:
Basic
Net earnings	$1.04	$0.95	$0.85
Diluted
Net earnings	$0.98	$0.90	$0.82

Awards to purchase an average of 124,000 shares of common stock with a weighted average exercise price of $18.53 per share were outstanding during 2016 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares .  Awards to purchase an average of 108,400 shares of common stock with a weighted average exercise price of $17.98 per share were outstanding during 2015 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 34,400 shares of common stock with a weighted average exercise price of $10.03 per share were outstanding during 2014 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Other Current Liabilities:

	Year Ended December 31,
	2016	2015
Salaries, wages, commissions and vacation pay	$5,600,000	$5,371,000
Accrued rebates	1,932,000	1,349,000
Defined contribution plan accrual	897,000	610,000
Customer deposits	670,000	84,000
Other accrued expenses	1,617,000	893,000
	$10,716,000	$8,307,000

NOTE 15 – Supplemental Cash Flow Information:

	Year Ended December 31,
	2016	2015	2014
Income taxes paid	$5,076,000	$6,897,000	$5,274,000
Interest paid	$694,000	$523,000	$466,000

During the years ended December 31, 2016, 2015, and 2014 the Company received 27,770, 14,571, and 20,256 shares, respectively, of its common stock as payment for the exercise of stock options for 81,608, 50,224, and 40,816 shares, respectively.

NOTE 16 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program the Company reacquired and retired 45,100, -0- and -0- shares of its common stock in the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, the Company had 216,575 shares remaining on its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

NOTE 17 – Operating Segment Information:

The Company classifies its businesses into three operating segments based on the types of products and services provided. The Uniforms and Related Products segment consists of the sale of uniforms and related items. The Remote Staffing Solutions segment consists of sales of staffing solutions. The Promotional Products segment consists of sales to customers of promotional products and other branded merchandise.

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

Twelve Months Ended December 31, 2016	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total

Net sales	$210,373,000	17,953,000	27,816,000	(3,546,000)	$252,596,000

Gross margin	$69,987,000	9,616,000	9,690,000	(2,311,000)	$86,982,000

Selling and administrative expenses	52,225,000	6,096,000	10,386,000	(2,311,000)	66,396,000

Interest expense	462,000	-	226,000	-	688,000

Income before taxes on income (loss)	$17,300,000	3,520,000	(922,000)	-	$19,898,000

Depreciation and amortization	$4,023,000	494,000	418,000	-	$4,935,000

Capital expenditures	$3,383,000	3,872,000	130,000	-	$7,385,000

Total assets	$176,070,000	19,752,000	28,480,000	(27,454,000)	$196,848,000

Twelve Months Ended December 31, 2015	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total

Net sales	$198,319,000	$15,604,000	$-	$(3,606,000)	$210,317,000

Gross margin	$65,247,000	$8,579,000	$-	$(2,393,000)	$71,433,000

Selling and administrative expenses	49,225,000	5,186,000	-	(2,393,000)	52,018,000

Interest expense	519,000	-	-	-	519,000

Income before taxes on income	$15,503,000	$3,393,000	$-	$-	$18,896,000

Depreciation and amortization	$3,561,000	$312,000	$-	$-	$3,873,000

Capital expenditures	$3,003,000	$5,066,000	$-	$-	$8,069,000

Total assets	$140,710,000	$14,551,000	$-	$(3,530,000)	$151,731,000

Twelve Months Ended December 31, 2014	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total

Net sales	$188,199,000	$11,424,000	$-	$(3,374,000)	$196,249,000

Gross margin	$64,480,000	$6,487,000	$-	$(2,230,000)	$68,737,000

Selling and administrative expenses	48,924,000	4,030,000	-	(2,230,000)	50,724,000

Interest expense	484,000	-	-	-	484,000

Income before taxes on income	$15,072,000	$2,457,000	$-	$-	$17,529,000

Depreciation and amortization	$3,581,000	$258,000	$-	$-	$3,839,000

Capital expenditures	$2,187,000	$2,749,000	$-	$-	$4,936,000

Total assets	$131,627,000	$9,797,000	$-	$(1,570,000)	$139,854,000

NOTE 18 – Acquisition of Business:

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). The transaction had an effective date of March 1, 2016. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA. With sales offices in the United States, England and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many of the world’s most successful brands. The purchase price for the asset acquisition consisted of approximately $15,161,000 in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that will vest over a five year period, the potential future payment of approximately $5,500,000 in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO. The transaction also included the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to the Quarterly Report on Form 10-Q filed on April 28, 2016.

Fair Value of Consideration Transferred

A Summary of the purchase price is as follows:

Cash consideration at closing, net of cash acquired	$15,161,000

Restricted shares of Superior common stock issued	4,558,000

Contingent consideration	5,205,000

Total Considerations	$24,924,000

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of BAMKO based on their estimated fair values as of March 1, 2016. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of BAMKO based on their fair values as of the effective date of the transaction.

The following is our assignment of the aggregate consideration:

Accounts receivable	$4,885,000

Prepaid expenses and other current assets	3,200,000

Inventories	236,000

Property, plant and equipment	199,000

Other Assets	100,000

Identifiable intangible assets	11,360,000

Goodwill	6,994,000

Total assets	$26,974,000

Accounts Payables	1,314,000

Other current liabilities	736,000

Total liabilities	$2,050,000

The Company recorded $11,360,000 in identifiable intangibles at fair value, consisting of $2,090,000 in acquired customer relationships, $370,000 in non-compete agreements from the former owners of BAMKO, and $8,900,000 for the acquired trade name.

The estimated fair value for acquisition-related contingent consideration payable is $5,288,000 as of December 31, 2016. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $302,000 for the year ended December 31, 2016.

For the year ended December 31, 2016, the Company incurred and expensed transaction related expenses of approximately $1,119,000. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

Net sales for BAMKO of $27,816,000, is included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2016. For the year ended December 31, 2016, loss before taxes on income of $922,000 is included in the Company’s consolidated statements of comprehensive income. This amount is inclusive of the acquisition related expenses discussed above.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the years ended December 31, 2016, 2015 and 2014, net sales would have increased approximately $6,587,000, $31,489,000 and $32,222,000, respectively. Net income would have increased $1,052,000 for the year ended December 31, 2016 and decreased by $427,000 and $182,000 for the years ended December 31, 2015 and, 2014, respectively. Pre-tax acquisition related expenses of $1,119,000 have been recorded as though they were incurred as of January 1, 2014 for this comparison.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company acquired substantially all of the assets of BAMKO, Inc. (“BAMKO”) during 2016, and Management excluded from the evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, BAMKO’s internal control over financial reporting associated with total assets of $28,480,000 and total revenues of $27,816,000 included in the Company’s consolidated financial statements as of and for the year ended December 31, 2016.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K. Mayer Hoffman McCann P.C.’s audit of the Company’s internal control over financial reporting also excluded an evaluation of BAMKO’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2017 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2017 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2016,including the 2003 Incentive Stock and Awards Plan and the 2013 Incentive Stock and Awards Plan :

Number of securities
remaining available
	Number of securities		for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	1,150,757	$10.40	3,945,981

Equity compensation Plans not approved by Security holders	-	-	-

Total	1,150,757	$10.40	3,945,981

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2017 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2017 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2017 Annual Meeting of Shareholders.

PART IV

Item 15.		Exhibits and Financial Statement Schedules
(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Independent Auditors' Report	24
		Consolidated statements of comprehensive income - years ended December 31, 2016, 2015, and 2014	25
		Consolidated balance sheets - December 31, 2016 and 2015	26
		Consolidated statements of shareholders' equity and comprehensive income - years ended December 31, 2016, and 2015 and 2014	27
		Consolidated statements of cash flows - years ended December 31, 2016, 2015 and 2014	28
		Notes to consolidated financial statements	29-53
(a)	2.	Financial Statement Schedules
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

DATE: February 23, 2017

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

/s/ Michael Benstock
Michael Benstock, February 23, 2017
Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 23, 2017
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidney Kirschner	/s/ Alan Schwartz
Sidney Kirschner, February 23, 2017	Alan Schwartz, February 23, 2017
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 23, 2017	Robin Hensley, February 23, 2017
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, February 23, 2017
(Director)

SUPERIOR UNIFORM GROUP, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation of the Registrant filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File/Film No.: 001-05869/98680627) and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3.2 to the Form 8-K filed on May 10, 2016 (File/Film No.: 001-05869/161636438) and incorporated herein by reference.
10.1*

Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File/Film No.: 001-05869/06821111), and incorporated herein by reference.

10.2

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on July 30, 2013, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File/Film No.: 001-05869/131006163) and incorporated herein by reference.

10.3

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File/Film No.: 001-05869/09641805) and incorporated herein by reference.

10.4*

2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 (File/Film No.: 333-105906/03735570), and incorporated herein by reference.

10.5*

Form of [Incentive] Stock Option Award, filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.6*

Form of Stock Appreciation Right Award, filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File/Film No.: 001-05869/09641805), and incorporated herein by reference.

10.7*

Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File/Film No.: 001-05869/051228333) and incorporated herein by reference.

10.8*

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

10.12*

Amendment No. 1 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 17, 2015, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File/Film No. 001-05869/161454440) and incorporated herein by reference.

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

10.21

Asset Purchase Agreement, by and among BAMKO, Inc., the Shareholders of BAMKO, Inc., and Prime Acquisition I, LLC, dated as of March 1, 2016, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File/Film No. 001-05869/161597459) and incorporated herein by reference.

10.22

Third Amended and Restated Credit Agreement, dated March 8, 2016, among Fifth Third Bank, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (file/Film No.: 001-05869-161597459) and incorporated herein by reference.

10.23(1)*

Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 (File/Film No.: 001-05869/14603415) and incorporated herein by reference.

10.24*

Form of Performance Share Agreement, filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File/Film No. 001-05869/161454440) and incorporated herein by reference.

10.25(2)*	Amendment No. 2 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 8, 2016.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
31.1(2)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(2)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(2)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(2)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans and arrangements.

+ Submitted electronically with this Annual Report.

(1)	On November 4, 2016, the Chairperson of the Registrant’s Board, Sidney Kirschner, received a restricted stock grant that is subject to acceleration upon Mr. Kirschner’s retirement from or decision to not seek re-election to the Company’s board of directors, if such retirement or decision occurred at least one (1) year after the grant date. In all other material respects the restricted stock award agreement is identical to the Form of Restricted Stock Agreement listed in the Exhibit Index.

(2)	Filed herewith.