Form 10-Q
period 2017-03-31
SUPERIOR UNIFORM GROUP INC
filed 2017-04-27
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Yes [X]           No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]           No [X]

As of April 26, 2017, the registrant had 14,664,591 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,

(Unaudited)

	2017	2016

Net sales	$60,987,000	$57,968,000

Costs and expenses:
Cost of goods sold	38,773,000	37,947,000
Selling and administrative expenses	17,643,000	16,463,000
Interest expense	184,000	148,000
	56,600,000	54,558,000

Gain on sale of property, plant and equipment	1,018,000	-

Income before taxes on income	5,405,000	3,410,000
Income tax expense	1,570,000	968,000

Net income	$3,835,000	$2,442,000

Weighted average number of shares outstanding during the period
(Basic)	14,350,721	13,927,063
(Diluted)	14,929,695	14,668,658
Per Share Data:
Basic
Net income	$0.27	$0.18
Diluted
Net income	$0.26	$0.17

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	176,000	171,000

Recognition of settlement loss included in net periodic pension costs	-	165,000

Loss on cash flow hedging activities	(128,000)	(15,000)

Foreign currency translation adjustments	50,000	121,000
Other comprehensive income	98,000	442,000

Comprehensive income	$3,933,000	$2,884,000

Cash dividends per common share	$0.0875	$0.0825

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	December 31,
	(Unaudited)	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,372,000	$3,649,000
Accounts receivable, less allowance for doubtful accounts of $1,390,000 and $1,276,000, respectively	34,522,000	41,823,000
Accounts receivable - other	2,396,000	3,085,000
Inventories*	70,308,000	69,240,000
Prepaid expenses and other current assets	9,113,000	7,214,000
TOTAL CURRENT ASSETS	125,711,000	125,011,000

PROPERTY, PLANT AND EQUIPMENT, NET	25,886,000	27,533,000
OTHER INTANGIBLE ASSETS, NET	22,668,000	23,238,000
GOODWILL	11,300,000	11,269,000
DEFERRED INCOME TAXES	7,065,000	6,800,000
OTHER ASSETS	4,520,000	2,997,000
	$197,150,000	$196,848,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,779,000	$13,507,000
Other current liabilities	10,642,000	10,716,000
Current portion of long-term debt	6,000,000	5,893,000
Current portion of acquisition-related contigent liabilities	-	1,788,000
TOTAL CURRENT LIABILITIES	29,421,000	31,904,000

LONG-TERM DEBT	35,962,000	36,227,000
LONG-TERM PENSION LIABILITY	8,270,000	9,467,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	7,270,000	7,238,000
OTHER LONG-TERM LIABILITIES	2,158,000	1,462,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 14,616,631 and 14,513,207, respectively.	15,000	15,000
Additional paid-in capital	43,483,000	42,416,000
Retained earnings	76,637,000	74,283,000
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,082,000)	(6,258,000)
Cash flow hedges	(107,000)	21,000
Foreign Currency translation adjustment	123,000	73,000
TOTAL SHAREHOLDERS' EQUITY	114,069,000	110,550,000
	$197,150,000	$196,848,000

* Inventories consist of the following:

	March 31,
	2017	December 31,
	(Unaudited)	2016
Finished goods	$58,582,000	$57,887,000
Work in process	486,000	853,000
Raw materials	11,240,000	10,500,000
	$70,308,000	$69,240,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,835,000	$2,442,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,358,000	1,103,000
Provision for bad debts - accounts receivable	146,000	67,000
Share-based compensation expense	842,000	877,000
Deferred income tax benefit	(320,000)	(479,000)
Gain on sale of property, plant and equipment	(1,018,000)	-
Accretion of acquisition-related contingent liability	44,000	35,000

Changes in assets and liabilities:
Accounts receivable - trade	7,164,000	(3,650,000)
Accounts receivable - other	689,000	(43,000)
Inventories	(1,078,000)	1,001,000
Prepaid expenses and other current assets	(1,892,000)	(184,000)
Other assets	(1,522,000)	(281,000)
Accounts payable	(590,000)	(1,833,000)
Other current liabilities	(426,000)	(2,291,000)
Long-term pension liability	(920,000)	485,000
Other long-term liabilities	696,000	20,000
Net cash provided by (used in) operating activities	7,008,000	(2,731,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(930,000)	(2,707,000)
Proceeds from disposals of property, plant and equipment	2,808,000	-
Purchase of business net of acquired cash	-	(15,252,000)
Net cash provided by (used in) investing activities	1,878,000	(17,959,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	71,209,000	74,363,000
Repayment of long-term debt	(71,367,000)	(50,250,000)
Payment of cash dividends	(1,231,000)	(1,133,000)
Payment of contingent liability	(1,800,000)	(1,800,000)
Proceeds received on exercise of stock options	105,000	322,000
Tax benefit from vesting of acquisition related restricted stock	70,000	535,000
Tax withholding on exercise of stock rights	(201,000)	(124,000)

Net cash provided by (used in) financing activities	(3,215,000)	21,913,000

Effect of currency exchange rates on cash	52,000	30,000

Net increase in cash and cash equivalents	5,723,000	1,253,000

Cash and cash equivalents balance, beginning of year	3,649,000	1,036,000
Cash and cash equivalents balance, end of period	$9,372,000	$2,289,000

See accompanying notes to consolidated interim financial statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and BAMKO, LLC; The Office Gurus, Ltda., de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC.  All of these entities are referred to collectively as “the Company”.  Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $570,000 and $547,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended March 31, 2017 and 2016, respectively, were $17,000 and $10,000.

f) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,762,000 and $2,655,000 for the three months ended March 31, 2017 and 2016, respectively.

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

k) Derivative financial instruments

The Company uses certain financial derivatives to mitigate its exposure to volatility in interest rates and foreign currency. The Company records derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. On the date a derivative contract is entered into, the Company may elect to designate the derivative as a fair value hedge, a cash flow hedge, or the hedge of a net investment in a foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative that is used in the hedging transaction is highly effective. For those instruments that are designated as a cash flow hedge and meet certain documentary and analytical requirements to qualify for hedge accounting treatment, changes in the fair value for the effective portion are reported in other comprehensive income (“OCI”), net of related income tax effects, and are reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, or management determines that designation of the derivative as a hedging instrument is no longer appropriate. In situations in which the Company does not elect hedge accounting or hedge accounting is discontinued and the derivative is retained, the Company carries or continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value through earnings.

The nature of the Company’s business activities involves the management of various financial and market risks, including those related to changes in interest rates and foreign currency. The Company does not enter into derivative instruments for speculative purposes. The Company manages market and credit risks associated with its derivative instruments by establishing and monitoring limits as to the types and degree of risk that may be undertaken, and by entering into transactions with high-quality counterparties.

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate beginning March 1, 2018 with a notional amount of $18,000,000. The previous swap agreement was terminated on February 24, 2017. (See Note 2.)

On January 3, 2017, the Company entered into a foreign exchange forward contract to lock in the exchange rate on the Brazilian real to limit the risk of changes in foreign currency on the expected payment of a customer receivable. The amount of the contract is $1,800,000 and matures on July 3, 2017. As of March 31, 2017, the contract had a negative fair value of $169,000 which was charged to earnings and is presented within other current liabilities on the consolidated balance sheet.

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

n) Operating segments

Accounting standards require disclosures of certain information about operating segments and about products and services, geographic areas in which the Company operates, and their major customers. The Company has evaluated its operations and has determined that it has three reportable segments - Uniforms and Related Products, Remote Staffing Solutions and Promotional Products. (See Note 8.)

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options, stock-settled stock appreciation rights, and restricted stock. In 2016, the Company began issuing performance shares as well. At March 31, 2017, the Company had 3,777,362 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update was issued as part of FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded in paid-in-capital and reflected within financing cash flows. The standard also clarifies that all cash payments when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and provides for an accounting policy election to account for forfeitures when they occur. The amendments in this update are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period but must be reflected as of the beginning of the fiscal year. The Company elected to early adopt the standard in the fourth quarter of 2016 which required us to reflect the adjustments as of January 1, 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $223,000 for the three months ended March 31, 2017. Additionally, the adoption in the fourth quarter resulted in an income tax benefit of $182,000 or $0.02 per share for the three months ended March 31, 2016 from the previously reported income tax provisions in the consolidated statements of comprehensive income for the first quarter of fiscal year 2016. Lastly, the company has made an accounting policy election to account for forfeitures in compensation cost when they occur. There was no material impact of this election in fiscal 2016 or 2017.

NOTE 2 - Long-Term Debt:

	March 31,	December 31,
	2017	2016

Term loan payable to Fifth Third Bank, paid February 28, 2017	$-	$39,643,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, paid February 28, 2017	-	2,540,000

Term loan payable to BB&T maturing February 26, 2024	42,000,000	-

Note payable to BB&T, pursuant to revolving credit agreement, maturing February 25, 2022	-	-

	$42,000,000	$42,183,000
Less:
Payments due within one year included in current liabilities	$6,000,000	$5,893,000

Debt issuance costs	38,000	63,000

Long-term debt less current maturities	$35,962,000	$36,227,000

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15,000,000 on a revolving credit basis in addition to a $30,000,000 term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15,000,000 to $20,000,000 (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45,000,000 term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. This credit agreement was paid in full on February 28, 2017 with the proceeds from a new loan agreement with Branch Banking and Trust Company (“BB&T”).

Effective February 28, 2017, the Company entered into a new 7-year credit agreement (maturing February 26, 2024) with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35,000,000 (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42,000,000 (the “Term Loan”). Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (1.68% at March 31, 2017). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of March 31, 2017, there were no amounts due under the Credit Facility and no outstanding letters of credit.

The remaining scheduled amortization for the term loan is as follows: 2017 - $4,500,000; 2018 through 2023 - $6,000,000 per year; and 2024 - $1,500,000. The term loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $38,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Credit Agreement.

The Company’s obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded indebtedness to EBITDA ratio not to exceed (4.0:1) as defined in the agreement and a fixed charge coverage ratio of at least (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

Effective July 1, 2013, in order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14,250,000. The notional amount of the interest rate swap was reduced by the scheduled amortization of the principal balance of the original term loan of $187,500 per month through July 1, 2015 and $250,000 per month through June 1, 2018 with the remaining notional balance of $3,250,000 to be eliminated on July 1, 2018. Effective March 8, 2016, the fixed rate on the notional amount was reduced to 2.43%. Effective February 24, 2017, this interest rate swap agreement was terminated. On this date the swap agreement had $65,000 in cumulative gains in OCI which was reversed to earnings.

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18,000,000. The notional amount of the interest rate swap is reduced by $250,000 per month through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects. As of March 31, 2017, the swap agreement had a negative fair value of $171,000 which is presented within other current liabilities on the consolidated balance sheet.

NOTE 3 – Periodic Pension Expense:

The following table presents the net periodic pension expense under the Company's plans for the three-month periods ended March 31:

	2017	2016

Service cost - benefits earned during the period	$16,000	$14,000
Interest cost on projected benefit obligation	241,000	247,000
Expected return on plan assets	(304,000)	(297,000)
Recognized actuarial loss	277,000	266,000
Settlement loss	-	255,000
Net periodic pension cost	$230,000	$485,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

NOTE 4 - Supplemental Cash Flow Information

Cash paid for income taxes was $39,000 and $29,000, respectively, for the three-month periods ended March 31, 2017 and 2016. Cash paid for interest was $129,000 and $99,000, respectively for the three-month periods ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 the Company received 16,500 shares of its common stock as payment of the exercise price in the exercise of stock options for 41,544 shares. There were no shares of its common stock received as payment of the exercise price in the exercise of stock options during the three months ended March 31, 2016.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At March 31, 2017, the Company had 3,777,362 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by plan and the total related tax benefit for the periods presented:

	Three Months Ended March 31,
	2017	2016
Stock options and SARS	$665,000	$752,000
Restricted stock	134,000	107,000
Performance shares	43,000	18,000
Total share-based compensation expense	$842,000	$877,000

Related income tax benefit	$334,000	$119,000

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

A summary of stock option transactions during the three months ended March 31, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	825,251	$10.46
Granted	90,012	16.97
Exercised	(56,124)	7.22
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2017	859,139	$11.35

At March 31, 2017, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $6,234,000. The weighted-average remaining contractual term was 41 months.

Options exercised during the three-month period ended March 31, 2017 and 2016 had intrinsic values of $612,000 and $601,000, respectively.

The weighted average fair values of the Company’s 90,012 and 109,332 options granted during each of the three month periods ended March 31, 2017 and 2016 was $4.83 and $4.49, respectively.

During the three-month periods ended March 31, 2017 and 2016, respectively, the Company received $105,000 and $322,000 in cash from stock option exercises. Additionally, during the three-month period ended March 31, 2017, the Company received 16,500 shares of its common stock as payment of the exercise price in the exercise of stock options for 41,544 shares. There was no receipt of its common stock as payment of the exercise price in the exercise of stock options during the three-month period ending March 31, 2016. The tax benefit recognized for these exercises during each of the three-month periods ended March 31, 2017 and 2016 was $13,000 and $25,000, respectively.

The following table summarizes information about stock options outstanding as of March 31, 2017.

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$3.82	-	$5.55	74,166	2.69	$4.75
$5.65	-	$7.36	341,057	1.92	$6.58
$7.96	-	$10.38	61,700	4.49	$9.28
$16.35	-	$18.66	382,216	4.75	$17.22

$3.82	-	$18.66	859,139	3.43	$11.35

A summary of stock-settled SARS transactions during the three months ended March 31, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	325,506	$10.26
Granted	43,988	16.97
Exercised	(59,364)	5.72
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2017	310,130	$12.08

At March 31, 2017, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $2,027,000. The weighted-average remaining contractual term was 30 months.

There were 59,364 and 36,208 SARS exercised during the three-month periods ended March 31, 2017 and 2016, respectively. SARS exercised during the three-month periods ended March 31, 2017 and 2016 had intrinsic values of $738,000 and $442,000. The tax benefit recognized for these exercises during each of the three-month periods ended March 31, 2017 and 2016 was $210,000 and $157,000, respectively.

The weighted average fair values of the company’s 43,988 and 58,108 SARS granted during each of the three-month periods ended March 31, 2017 and 2016 was $4.83 and $4.49, respectively.

The following table summarizes information about SARS outstanding as of March 31, 2017:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$5.65	-	$7.36	154,742	1.40	$6.81
$16.35	-	$18.66	155,388	3.51	$17.32

$5.65	-	$18.66	310,130	2.46	$12.08

At March 31, 2017 shares available for grant as awards under the plan were 3,777,362. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
March 31,	SARS	Options

Exercise price
2017	$16.97	$16.97
2016	16.35	16.35

Market price
2017	$16.97	$16.97
2016	16.35	16.35

Risk free interest rate[1]
2017	1.9%	1.9%
2016	1.3%	1.3%

Expected award life (years)[2]	5	5

Expected volatility[3]
2017	36.6%	36.6%
2016	36.5%	36.5%

Expected dividend yield[4]
2017	2.1%	2.1%
2016	2.0%	2.0%

[1]	The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
[2]	The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.
[3]

The determination of expected stock price volatility for awards granted in each of the three-month periods ending March 31, 2017 and 2016 was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

[4]	The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of March 31, 2017, the Company had $770,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.4 years.

A summary of restricted stock transactions during the three months ended March 31, 2017 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2016	123,688	$8.94
Granted	34,619	16.97
Vested	(100,000)	7.36
Forfeited	-	-
Outstanding March 31, 2017	58,307	$16.42

Performance Shares

The Compensation Committee of the Board of Directors has approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are being recognized based on the fair value on the date of the grant on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of March 31, 2017, the Company had $1,943,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 4.0 years.

A summary of performance share transactions during the three months ended March 31, 2017 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2016	101,000	$16.36
Granted	37,392	16.97
Vested	-	-
Forfeited	-	-
Outstanding March 31, 2017	138,392	$16.53

NOTE 7 – Earnings Per Share:

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares, and performance shares.

	Three Months Ended March 31,
	2017	2016
Net earnings used in the computation of basic and diluted earnings per share	$3,835,000	$2,442,000

Weighted average shares outstanding - basic	14,350,721	13,927,063
Common stock equivalents	578,974	741,595
Weighted average shares outstanding - diluted	14,929,695	14,668,658
Per Share Data:
Basic
Net earnings	$0.27	$0.18
Diluted
Net earnings	$0.26	$0.17

Awards to purchase approximately 149,800 and 193,150 shares of common stock with weighted average exercise prices of $18.65 and $18.34 per share were outstanding during the three-month periods ending March 31, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 8 – Operating Segment Information:

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

The amounts presented have been restated for the three-month period ended March 31, 2016 to reflect the addition of the Promotional Products segment.

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For theThree Months Ended
March 31, 2017
Net sales	$48,331,000	$4,663,000	$8,933,000	$(940,000)	$60,987,000

Gross margin	16,982,000	2,547,000	3,303,000	(618,000)	22,214,000

Selling and administrative expenses	13,750,000	1,705,000	2,806,000	(618,000)	17,643,000

Gain (loss) on sale of property, plant and equipment	(2,000)	1,020,000	-	-	1,018,000

Interest expense	103,000	-	81,000	-	184,000

Income before taxes on income	$3,127,000	$1,862,000	$416,000	$-	$5,405,000

Depreciation and amortization	$1,053,000	$188,000	$117,000	$-	$1,358,000

Capital expenditures	$847,000	$54,000	$29,000	$-	$930,000

Total assets	$174,478,000	$18,736,000	$28,385,000	$(24,449,000)	$197,150,000

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
March 31, 2016
Net sales	$50,683,000	$4,358,000	$3,800,000	$(873,000)	$57,968,000

Gross margin	17,037,000	2,316,000	1,240,000	(572,000)	20,021,000

Selling and administrative expenses	13,652,000	1,407,000	1,976,000	(572,000)	16,463,000

Interest expense	124,000	-	24,000	-	148,000

Income (loss) before taxes on income	$3,261,000	$909,000	$(760,000)	$-	$3,410,000

Depreciation and amortization	$1,003,000	$93,000	$7,000	$-	$1,103,000

Capital expenditures	$838,000	$1,854,000	$15,000	$-	$2,707,000

Total assets	$165,806,000	$16,573,000	$29,699,000	$(26,640,000)	$185,438,000

NOTE 9 – Acquisition of Business:

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

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q filed on April 28, 2016.

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

The estimated fair value for acquisition-related contingent consideration payable was $5,313,000 as of March 31, 2017. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $90,000 and $30,000 for the three-month periods ended March 31, 2017 and 2016.

For the three-month periods ended March 31, 2017 and 2016, the Company incurred and expensed transaction related expenses of approximately $0 and $898,000. These amounts are included in selling and administrative expenses on the consolidated statements of comprehensive income.

Net sales for BAMKO of $8,933,000 and $3,800,000, respectively, are included in the Company's consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, income before taxes of $416,000 and a loss of $760,000 is included in the Company’s consolidated statements of comprehensive income. The 2016 amount is inclusive of the acquisition related expenses of $898,000.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire three-month periods ended March 31, 2016, net sales would have increased approximately $6,585,000. Net income for the three-month period ended March 31, 2016 would have increased approximately $900,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may”, “will”, “should”, “could”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, “potential”, or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; the impact of competition; the price and availability of cotton and other manufacturing materials; our ability to successfully integrate operations following acquisitions; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $345,000.

Inventories

Superior’s Uniforms and Related Products segment markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments. Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $4,135,000 and $7,165,000 in the Promotional Products segment.

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

The Company elected to early adopt ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $223,000 for the three months ended March 31, 2017 and $182,000 for the three-month period ended March 31, 2016. For additional information please refer to “Note 1(q) – Recent Accounting Pronouncements” in the notes to the consolidated financial statements.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the three-month periods ended March 31, 2017 and 2016 includes the compensation expense for the share-based payments granted in those periods. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period.

BAMKO Acquisition

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

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective March 1, 2016. BAMKO has been operating in the promotional products industry for more than 15 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market. We have formed the Promotional Products segment in 2016 as a result of this acquisition; and we expect to strengthen our position in the promotional products and branded merchandise market as we believe this product line is a synergistic fit with our uniform business. We expect to complete additional acquisitions in the Promotional Products segment.

Operations

Net Sales	Three Months Ended March 31,
	2017	2016	% Change
Uniforms and Related Products	$48,331,000	$50,683,000	(4.6)%
Remote Staffing Solutions	4,663,000	4,358,000	7.0%
Promotional Products	8,933,000	3,800,000	135.1%
Net intersegment eliminations	(940,000)	(873,000)	7.7%
Consolidated Net Sales	$60,987,000	$57,968,000	5.2%

Net Sales

Net sales increased 5.2% from $57,968,000 for the three months ended March 31, 2016 to $60,987,000 for the three months ended March 31, 2017.   The aggregate increase in net sales is driven by the effect of the BAMKO acquisition effective March 1, 2016 (contributing 8.9%), increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 0.4%), partially offset by a reduction in net sales of our Uniforms and Related Products segment (contributing a decrease of 4.1%).

Uniforms and Related Products net sales decreased 4.6% for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease in net sales in this segment is attributed to several factors. First, the first quarter of 2016 was an exceptionally strong quarter with net sales up 15.8% over the first quarter of 2015. This was primarily due to timing of orders in 2016 as evidenced by much lower growth in the second quarter of 2016. Second, one of our larger customers was acquired by one of their competitors in 2016. The acquiring company was serviced by a different uniform provider that is in the process of taking over this account. We are continuing to service them at a reduced rate during the conversion which is expected to be complete by the end of the second quarter. This accounted for approximately $1,700,000 of the decrease in net sales. Finally, one of our large customers elected not to repeat a large promotional uniform program that has been a part of their business for several years now. This resulted in a decrease in net sales of approximately $1,400,000.

Remote Staffing Solutions net sales increased 7.0% before intersegment eliminations and 6.8% after intersegment eliminations for the three months ended March 31, 2017. These increases are attributed to continued market penetration in 2017, both with respect to new and existing customers.

Promotional Products net sales increased 135.1% for the three months ended March 31, 2017 compared to the period from the BAMKO acquisition date of March 1, 2016 through March 31, 2016. The increase is due to two additional months of sales in 2017.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.9% for the three months ended March 31, 2017 and 66.5% for the three months ended March 31, 2016. The decrease as a percentage of net sales is primarily attributed to a decrease in direct product cost as a percentage of net sales during the three months ended March 31, 2017.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 45.4% for the three months ended March 31, 2017, and 46.9% for the three months ended March 31, 2016. The percentage decrease in 2017 as compared to 2016 is primarily attributed to a decrease in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment to 24.0% for the three months ended March 31, 2017 from 33.5% for the three months ended March 31, 2016. The hourly rates charged for domestic services are higher than those charged for offshore services, but the margin percentage earned is lower.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 63.0% for the three months ended March 31, 2017 and 67.3% for the period from March 1, 2016 through March 31, 2016. The decrease is primarily due to a decrease in direct product cost during the three months ended March 31, 2017.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 28.5% for the three months ended March 31, 2017 and 26.9% for the three months ended March 31, 2016. The increase as a percentage of net sales was primarily due to lower net sales in 2017 to cover operating expenses (contributing 1.4%) and increased salaries, wages and benefits exclusive of retirement plan expenses and medical costs (contributing 0.7%). These increases were partially offset by lower pension settlement costs in 2017 (contributing 0.5%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 36.6% for the three months ended March 31, 2017 and 32.3% for the three months ended March 31, 2016. The increase as a percentage of net sales is attributed primarily to higher facilities costs and depreciation due to our expanded facility in El Salvador (contributing 3.0%), higher broker fees (contributing 0.6%), and other minor increases (contributing 0.7%).

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were $31.4% for the three months ended March 31, 2017 and 52% from the BAMKO acquisition date of March 1, 2016 through March 31, 2016. Included within these expenses for 2016 was approximately $898,000 of expenses associated with the acquisition. Net of these acquisition related expenses, selling and administrative expenses would have been 28.4% of net sales.

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2,808,000 and realized a gain on sale of $1,020,000.

Interest Expense and Tax

Interest expense increased to $184,000 for the three months ended March 31, 2017 from $148,000 for the three months ended March 31, 2016. This increase is attributed primarily to higher average borrowings outstanding primarily due to the BAMKO acquisition.

The effective income tax rate was 29.0% and 28.4% in the three months ended March 31, 2017 and 2016, respectively. The 0.6% increase in the effective tax rate is attributed primarily to a reduction in the excess benefit related to share based compensation (1.2%), a decrease in the benefit of foreign source income (0.7%), partially offset by an increase in the benefit related to federal tax credits (0.7%) and other items (0.6%).

Liquidity and Capital Resources

Accounts receivable - trade decreased 17.5% from $41,823,000 on December 31, 2016 to $34,522,000 on March 31, 2017. The decrease is primarily due to lower revenues in the first quarter of 2017 compared to the fourth quarter of 2016.

Prepaid expenses and other current assets increased 26.3% from $7,214,000 on December 31, 2016 to $9,113,000 as of March 31, 2017. This increase is primarily attributed to timing of payments for prepaid insurance and deposits.

Inventories increased 1.5% from $69,240,000 on December 31, 2016 to $70,308,000 as of March 31, 2017. This increase is not considered significant.

Other intangible assets decreased 2.5% from $23,238,000 on December 31, 2016 to $22,668,000 on March 31, 2017. This decrease is attributed to routine amortization.

Accounts payable decreased 5.4% from $13,507,000 on December 31, 2016 to $12,779,000 on March 31, 2017. This decrease is primarily due to timing of inventory purchases.

Other current liabilities decreased 0.7% from $10,716,000 on December 31, 2016 to $10,642,000 on March 31, 2017. This decrease is primarily due to lower accrued salaries as a result of the payment of year-end annual incentive compensation during the first quarter of the year, primarily offset by higher short term pension liabilities and income taxes payable.

Cash and cash equivalents increased by $5,723,000 from $3,649,000 on December 31, 2016 to $9,372,000 as of March 31, 2017. During the three months ended March 31, 2017, the Company generated cash of $7,008,000 from operating activities, generated cash of $1,878,000 from investing activities, including $2,808,000 from the sale of our building in El Salvador; partially offset by $930,000 used for additions to property, plant and equipment and $3,215,000 used for financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities. As noted in prior periods, we have invested in a new call center building in El Salvador which was completed in June 2016 that almost tripled our prior capacity there.

During the three months ended March 31, 2017 and 2016, the Company paid cash dividends of $1,231,000 and $1,133,000, respectively.

Effective February 28, 2017, the Company entered into a new 7-year credit agreement (maturing February 26, 2024) with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35,000,000 (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42,000,000 (the “Term Loan”). Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (1.68% at March 31, 2017). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of March 31, 2017, there were no amounts due under the Credit Facility and no outstanding letters of credit.

The remaining scheduled amortization for the term loan is as follows: 2017 - $4,500,000; 2018 through 2023 - $6,000,000 per year; and 2024 - $1,500,000. The term loan does not include a prepayment penalty.

In connection with entering into the Credit Agreement, the Company terminated the Third Amended and Restated Credit Agreement, dated March 8, 2016, among Fifth Third Bank, N.A., as lender, the Company, as borrower, and other loan parties from time to time party thereto, which consisted of a $20.0 million revolving credit facility and a $45.0 million term loan facility, both of which were repaid in full on February 28, 2017. See Note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our term loan and revolving credit facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2017 would have resulted in approximately $80,000 in additional pre-tax interest expense for the quarter ended March 31, 2017. See Note 2 to our consolidated financial statements.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of March 31, 2017, we have one foreign currency exchange hedging contract. See Note 1k to our consolidated financial statements. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the India rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the quarter ended March 31, 2017, transaction gains were approximately $3,000 pre-tax.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

None.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2017, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended March 31, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(January 1, 2017 to	-	-	-	-
January 31, 2017)
Month #2
(February 1, 2017 to	-	-	-	-
February 28, 2017)
Month #3
(March 1, 2017 to	-	-	-	-
March 31, 2017)

TOTAL	-	-	-	216,575

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

Under our Credit Agreement with Branch Banking and Trust Company, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

ITEM 3.      Defaults upon Senior Securities

Not applicable.

ITEM 4.      Mine Safety Disclosures

Not applicable.

ITEM 5.      Other Information

None.

ITEM 6.      Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2017	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 27, 2017	By	/s/ Andrew D. Demott, Jr
Andrew D. Demott, Jr
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement between Branch Banking and Trust Company, Superior Uniform Group, Inc. and each other loan party from time to time party thereto, dated February 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2017).

10.2	Retirement and Consulting Agreement between Superior Uniform Group, Inc. and Alan D. Schwartz, dated as of March 8, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2017).

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification by the Chief Executive Officer and President, and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**+	XBRL Instance

101.SCH**+	XBRL Taxonomy Extension Schema

101.CAL**+	XBRL Taxonomy Extension Calculation

101.DEF**+	XBRL Taxonomy Extension Definition

101.LAB**+	XBRL Taxonomy Extension Labels

101.PRE**+	XBRL Taxonomy Extension Presentation

**This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.