Form 10-Q
period 2017-09-30
SUPERIOR UNIFORM GROUP INC
filed 2017-10-26
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Emerging Growth Company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]            No [X]

As of October 23, 2017, the registrant had 14,862,631 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2017	2016

Net sales	$67,773,000	$65,282,000

Costs and expenses:
Cost of goods sold	42,984,000	42,142,000
Selling and administrative expenses	17,734,000	16,962,000
Interest expense	213,000	172,000
	60,931,000	59,276,000

Income before taxes on income	6,842,000	6,006,000
Income tax expense	1,880,000	1,559,000

Net income	$4,962,000	$4,447,000

Weighted average number of shares outstanding during the period
(Basic)	14,573,813	14,118,354
(Diluted)	15,229,722	14,984,084
Per Share Data:
Basic
Net income	$0.34	$0.31
Diluted
Net income	$0.33	$0.30

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	178,000	152,000

Recognition of settlement loss included in net periodic pension costs	99,000	61,000

(Loss) gain on cash flow hedging activities	(5,000)	44,000

Foreign currency translation adjustment:

Reclassification of gain on foreign currency transactions included in net income	-	(170,000)
Foreign currency translation adjustments	66,000	(72,000)
Other comprehensive income	338,000	15,000

Comprehensive income	$5,300,000	$4,462,000

Cash dividends per common share	$0.0950	$0.0880

See accompanying notes to consolidated interim financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,
(Continued)
(Unaudited)

	2017	2016

Net sales	$194,365,000	$187,910,000

Costs and expenses:
Cost of goods sold	123,987,000	122,986,000
Selling and administrative expenses	52,855,000	50,381,000
Interest expense	593,000	512,000
	177,435,000	173,879,000

Gain on sale of property, plant and equipment	1,018,000	-

Income before taxes on income	17,948,000	14,031,000
Income tax expense	4,810,000	3,834,000

Net income	$13,138,000	$10,197,000

Weighted average number of shares outstanding during the period
(Basic)	14,475,311	14,055,345
(Diluted)	15,066,616	14,870,071
Per Share Data:
Basic
Net income	$0.91	$0.73
Diluted
Net income	$0.87	$0.69

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	501,000	494,000

Recognition of settlement loss included in net periodic pension costs	272,000	259,000

(Loss) gain on cash flow hedging activities	(185,000)	50,000

Foreign currency translation adjustment:

Reclassification of gain on foreign currency transactions included in net income	-	(170,000)
Foreign currency translation adjustments	73,000	222,000
Other comprehensive income	661,000	855,000

Comprehensive income	$13,799,000	$11,052,000

Cash dividends per common share	$0.270	$0.253

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30
	2017	December 31,
	(Unaudited)	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,309,000	$3,649,000
Accounts receivable, less allowance for doubtful accounts of $1,930,000 and $1,276,000, respectively	42,765,000	41,823,000
Accounts receivable - other	2,155,000	3,085,000
Inventories*	65,960,000	69,240,000
Prepaid expenses and other current assets	7,372,000	7,214,000
TOTAL CURRENT ASSETS	131,561,000	125,011,000

PROPERTY, PLANT AND EQUIPMENT, NET	25,845,000	27,533,000
OTHER INTANGIBLE ASSETS, NET	23,527,000	23,238,000
GOODWILL	11,619,000	11,269,000
DEFERRED INCOME TAXES	7,645,000	6,800,000
OTHER ASSETS	5,128,000	2,997,000
	$205,325,000	$196,848,000

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,677,000	$13,507,000
Other current liabilities	10,088,000	10,716,000
Current portion of long-term debt	6,000,000	5,893,000
Current portion of acquisition-related contingent liabilities	3,149,000	1,788,000
TOTAL CURRENT LIABILITIES	32,914,000	31,904,000

LONG-TERM DEBT	32,956,000	36,227,000
LONG-TERM PENSION LIABILITY	7,702,000	9,467,000
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	4,193,000	7,238,000
OTHER LONG-TERM LIABILITIES	2,860,000	1,462,000
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 14,859,231 and 14,513,207, respectively.	15,000	15,000
Additional paid-in capital	47,371,000	42,416,000
Retained earnings	82,817,000	74,283,000
Accumulated other comprehensive income (loss), net of tax:
Pensions	(5,485,000)	(6,258,000)
Cash flow hedges	(164,000)	21,000
Foreign currency translation adjustment	146,000	73,000
TOTAL SHAREHOLDERS' EQUITY	124,700,000	110,550,000
	$205,325,000	$196,848,000

* Inventories consist of the following:

	September 30,
	2017	December 31,
	(Unaudited)	2016
Finished goods	$54,904,000	$57,887,000
Work in process	690,000	853,000
Raw materials	10,366,000	10,500,000
	$65,960,000	$69,240,000

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,138,000	$10,197,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,081,000	3,602,000
Realized gain on foreign currency exchange rate	-	(264,000)
Provision for bad debts - accounts receivable	814,000	410,000
Share-based compensation expense	1,654,000	1,595,000
Deferred income tax benefit	(586,000)	(2,141,000)
Gain on sale of property, plant and equipment	(1,018,000)	-
Accretion of acquisition-related contingent liabilities	115,000	126,000

Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(1,746,000)	(6,656,000)
Accounts receivable - other	931,000	417,000
Inventories	3,270,000	(1,900,000)
Prepaid expenses and other current assets	(189,000)	(1,281,000)
Other assets	(2,756,000)	(100,000)
Accounts payable	129,000	1,374,000
Other current liabilities	(854,000)	718,000
Long-term pension liability	(529,000)	570,000
Other long-term liabilities	977,000	(20,000)
Net cash provided by operating activities	17,431,000	6,647,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,518,000)	(6,596,000)
Proceeds from disposals of property, plant and equipment	2,858,000	-
Purchase of businesses, net of acquired cash	(766,000)	(15,161,000)
Net cash used in investing activities	(426,000)	(21,757,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	72,543,000	108,175,000
Repayment of long-term debt	(75,707,000)	(87,620,000)
Payment of cash dividends	(3,874,000)	(3,487,000)
Payment of contingent liabilities	(1,800,000)	(1,800,000)
Proceeds received on exercise of stock options	1,218,000	1,109,000
Tax benefit from vesting of acquisition related restricted stock	650,000	990,000
Tax withholding on exercise of stock rights	(421,000)	(268,000)
Common stock reacquired and retired	-	(316,000)

Net cash (used in) provided by financing activities	(7,391,000)	16,783,000

Effect of currency exchange rates on cash	46,000	91,000

Net increase in cash and cash equivalents	9,660,000	1,764,000

Cash and cash equivalents balance, beginning of year	3,649,000	1,036,000

Cash and cash equivalents balance, end of period	$13,309,000	$2,800,000

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $570,000 and $607,000 for the three-month periods ended September 30, 2017 and 2016, respectively. Amortization expense for other intangible assets was $1,711,000 and $1,761,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended September 30, 2017 and 2016 were $14,000 and $23,000, respectively. Advertising costs for the nine-month periods ended September 30, 2017 and 2016 were $53,000 and $55,000, respectively.

f) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2,664,000 and $2,646,000 for the three-month periods ended September 30, 2017 and 2016, respectively. Other shipping and handling costs included in selling and administrative expenses totaled $8,103,000 and $7,798,000 for the nine-month periods ended September 30, 2017 and 2016, respectively

g) Inventories

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

On January 3, 2017, the Company entered into a foreign exchange forward contract to lock in the exchange rate on the Brazilian real to limit the risk of changes in foreign currency on the expected payment of a customer receivable. The amount of the contract was $1,800,000 and settled on June 29, 2017. A loss of $92,000 on this contract was recognized in the second quarter of 2017, which is included in selling and administrative expenses on our consolidated statement of comprehensive income for the nine months ended September 30, 2017.

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

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options, stock-settled stock appreciation rights, and restricted stock. In 2016, the Company began issuing performance shares as well. At September 30, 2017, the Company had 3,659,877 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

p) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company is still evaluating the impact of this ASU on the Company’s consolidated financial statements and expects to complete the assessment process by the end of the fourth quarter 2017 prior to the adoption of this ASU on January 1, 2018. Our assessment of the guidance is primarily focused on reviewing our performance obligations in our contract portfolio and related disclosures. For our Uniforms and Related Products and Promotional Products segments, our revenue is generated from the sale of finished products to customers as products are shipped and title passes to the customers.  For certain contracts with customers, the Company does not create an asset with alternative use to the Company, and the Company has enforceable right to payment for performance completed to date.  For these contracts, we expect to move from a point in time model for revenue recognition to an over time model.  We expect this could have a material impact on the timing of our revenue recognition.  We are still assessing the adoption method and the impact to related disclosures.  We expect the new standard will have no cash impact and does not affect the economics our underlying customer contracts.  We do not expect this new guidance to have any other material impacts on our Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update was issued as part of FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded in paid-in-capital and reflected within financing cash flows. The standard also clarifies that all cash payments when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and provides for an accounting policy election to account for forfeitures when they occur. The amendments in this update were effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period but must be reflected as of the beginning of the fiscal year. The Company elected to early adopt the standard in the fourth quarter of 2016 which required us to reflect the adjustments as of January 1, 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $97,000 or $0.01 per share and $725,000 or $0.05 per share for the three-month period and nine-month period ended September 30, 2017, respectively. Additionally, the adoption in the fourth quarter of 2016 resulted in an income tax benefit of $60,000 or $0.01 per share and $476,000 or $0.04 per share for the three-month period and nine-month period ended September 30, 2016, respectively, from the previously reported income tax provisions in the consolidated statements of comprehensive income for the third quarter of fiscal year 2016. Lastly, the Company has made an accounting policy election to account for forfeitures in compensation cost when they occur. There was no material impact of this election in fiscal 2016 or 2017.

NOTE 2 – Long-Term Debt:

	September 30,	December 31,
	2017	2016
Term loan payable to Fifth Third Bank, paid February 28, 2017	$-	$39,643,000

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, paid February 28, 2017	-	2,540,000

Term loan payable to BB&T maturing February 26, 2024	39,000,000	-

Note payable to BB&T, pursuant to revolving credit agreement, maturing February 25, 2022	-	-

	$39,000,000	$42,183,000
Less:
Payments due within one year included in current liabilities	$6,000,000	$5,893,000

Debt issuance costs	44,000	63,000

Long-term debt less current maturities	$32,956,000	$36,227,000

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

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35,000,000 (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42,000,000 (the “Term Loan”) which matures on February 26, 2024. Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (1.98% at September 30, 2017). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of September 30, 2017, there were no amounts due under the Credit Facility and no outstanding letters of credit.

The remaining scheduled amortization for the Term Loan is as follows: 2017 - $1,500,000; 2018 through 2023 - $6,000,000 per year; and 2024 - $1,500,000. The Term Loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $48,000 of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Credit Agreement as additional interest expense.

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18,000,000. The notional amount of the interest rate swap is reduced by $250,000 per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects. As of September 30, 2017, the swap agreement had a negative fair value of $261,000 which is presented within other current liabilities on the consolidated balance sheet.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company's plans for the periods presented:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Service cost - benefits earned during the period	$17,000	$15,000	$49,000	$43,000
Interest cost on projected benefit obligation	241,000	247,000	724,000	741,000
Expected return on plan assets	(305,000)	(297,000)	(914,000)	(891,000)
Recognized actuarial loss	253,000	253,000	800,000	776,000
Settlement loss	158,000	94,000	435,000	401,000
Net periodic pension cost	$364,000	$312,000	$1,094,000	$1,070,000

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

There were $1,520,000 and $500,000 in contributions made to the Company’s defined benefit plans during the nine-month periods ended September 30, 2017 and 2016, respectively.

NOTE 4 – Supplemental Cash Flow Information:

Cash paid for income taxes was $5,220,000 and $3,927,000, respectively, for the nine-month periods ended September 30, 2017 and 2016. Cash paid for interest was $523,000 and $512,000, respectively for the nine-month periods ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017 and 2016, respectively, the Company received 43,841 and 12,598 shares of its common stock as payment of the exercise price in the exercise of stock options for 113,143 and 35,984 shares.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2017, the Company had 3,659,877 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and SARS	$345,000	$238,000	$1,092,000	$1,071,000
Restricted stock	80,000	78,000	243,000	229,000
Performance shares	121,000	182,000	319,000	295,000
Total share-based compensation expense	$546,000	$498,000	$1,654,000	$1,595,000

Related income tax benefit	$29,000	$28,000	$197,000	$200,000

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

A summary of stock option transactions during the nine months ended September 30, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	825,251	$10.46
Granted	155,142	18.67
Exercised	(241,844)	8.60
Lapsed	(1,100)	5.86
Cancelled	(990)	13.44
Outstanding September 30, 2017	736,459	$12.80

At September 30, 2017, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $7,438,000. The weighted-average remaining contractual term was 46 months.

Options exercised during the three-month period ended September 30, 2017 and 2016 had intrinsic values of $387,000 and $301,000, respectively. Options exercised during the nine-month period ended September 30, 2017 and 2016 had intrinsic values of $2,675,000 and $1,876,000, respectively.

The weighted average fair values of the Company’s 53,970 and 52,530 options granted during each of the three-month periods ended September 30, 2017 and 2016 was $6.40 and $4.53, respectively. The weighted average fair values of the Company’s 155,142 and 172,862 options granted during each of the nine-month periods ended September 30, 2017 and 2016 was $5.56 and $4.69, respectively.

During the three-month periods ended September 30, 2017 and 2016, respectively, the Company received $420,000 and $327,000 in cash from stock option exercises. Additionally, during the three-month period ended September 30, 2017 and 2016, the Company received -0- and 2,164 shares of its common stock as payment of the exercise price in the exercise of stock options for -0- and 5,568 shares. During the nine-month periods ended September 30, 2017 and 2016, respectively, the Company received $1,218,000 and $1,109,000 in cash from stock option exercises. Additionally, during the nine-month period ended September 30, 2017 and 2016, the Company received 43,841 and 12,598 shares of its common stock as payment of the exercise price in the exercise of stock options for 113,143 and 35,984 shares. The tax benefit recognized for these exercises during each of the three-month periods ended September 30, 2017 and 2016 was $97,000 and $60,000, respectively. The tax benefit recognized for these exercises during the nine-month period ended September 30, 2017 and 2016 was $306,000 and $250,000, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2017.

Range of Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 3.82	-	$ 5.55	66,000	2.36	$4.79
$ 5.65	-	$ 7.36	213,112	1.78	$6.55
$ 7.96	-	$10.38	50,400	4.47	$9.03
$16.35	-	$21.63	406,947	5.07	$17.84

$ 3.82	-	$21.63	736,459	3.83	$12.80

A summary of stock-settled SARS transactions during the nine months ended September 30, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	325,506	$10.26
Granted	43,988	16.97
Exercised	(128,062)	6.87
Lapsed	-	-
Cancelled	-	-
Outstanding September 30, 2017	241,432	$13.28

At September 30, 2017, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $2,327,000. The weighted-average remaining contractual term was 28 months.

The weighted average fair values of the Company’s 43,988 and 58,108 SARS granted during each of the nine-month periods ended September 30, 2017 and 2016 was $4.83 and $4.49, respectively.

There were no SARS exercised during the three-month periods ended September 30, 2017 and 2016, respectively.

There were 128,062 and 75,792 SARS exercised during the nine-month periods ended September 30, 2017 and 2016, respectively. SARS exercised during the nine-month periods ended September 30, 2017 and 2016 had intrinsic values of $1,544,000 and $928,000. The tax benefit recognized for these exercises during each of the nine-month periods ended September 30, 2017 and 2016 was $572,000 and $311,000, respectively.

The following table summarizes information about SARS outstanding as of September 30, 2017:

Range of Exercise Price			Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 5.65	-	$ 7.36	94,928	1.09	$6.95
$16.35	-	$21.63	146,504	3.17	$17.38

$ 5.65	-	$21.63	241,432	2.35	$13.28

At September 30, 2017 shares available for grant as awards under the plan were 3,659,877. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
September 30,	SARS	Options

Exercise price
2017	N/A	$21.63
2016	N/A	$16.47

Market price
2017	N/A	$21.63
2016	N/A	$16.47

Risk free interest rate[1]
2017	N/A	1.8%
2016	N/A	1.1%

Expected award life (years)[2]	N/A	5

Expected volatility[3]
2017	N/A	37.2%
2016	N/A	37.1%

Expected dividend yield[4]
2017	N/A	1.8%
2016	N/A	2.1%

Nine months ended
September 30,	SARS	Options

Exercise price
2017	$16.97	$16.97	-	$21.63
2016	$16.35	$16.35	-	$18.55

Market price
2017	$16.97	$16.97	-	$21.63
2016	$16.35	$16.35	-	$18.55

Risk free interest rate[1]
2017	1.9%	1.8%	-	2.4%
2016	1.3%	1.1%	-	1.8%

Expected award life (years)[2]	5	5	-	10

Expected volatility[3]
2017	36.6%	36.6%	-	41.4%
2016	36.5%	36.5%	-	40.3%

Expected dividend yield[4]
2017	2.1%	1.8%	-	2.1%
2016	2.0%	1.8%	-	2.1%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.
2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the periods ending September 30, 2017 and 2016 was based on historical prices of Superior’s common stock over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of September 30, 2017, the Company had $624,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.0 years.

A summary of restricted stock transactions during the nine months ended September 30, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	123,688	$8.94
Granted	34,619	16.97
Vested	(100,000)	7.36
Forfeited	-	-
Outstanding September 30, 2017	58,307	$16.42

Performance Shares

The Compensation Committee of the Board of Directors has approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are being recognized based on the fair value on the date of the grant on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of September 30, 2017, the Company had $1,733,000 of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 3.2 years.

 A summary of performance share transactions during the nine months ended September 30, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	101,000	$16.36
Granted	50,826	18.39
Vested	-	-
Forfeited	-	-
Outstanding September 30, 2017	151,826	$17.04

NOTE 7 – Earnings Per Share:

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares, and performance shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings used in the computation of basic and diluted earnings per share	$4,962,000	$4,447,000	$13,138,000	$10,197,000

Weighted average shares outstanding - basic	14,573,813	14,118,354	14,475,311	14,055,345
Common stock equivalents	655,909	865,730	591,305	814,726
Weighted average shares outstanding - diluted	15,229,722	14,984,084	15,066,616	14,870,071
Per Share Data:
Basic
Net earnings	$0.34	$0.31	$0.91	$0.73
Diluted
Net earnings	$0.33	$0.30	$0.87	$0.69

Awards to purchase approximately 150,000 shares of common stock with a weighted average exercise price of $18.65 per share were outstanding during the three-month period ending September 30, 2016, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. There were no such awards outstanding during the three-month period ending September 30, 2017.

Awards to purchase approximately 50,000 and 165,000 shares of common stock with weighted average exercise prices of $18.65 and $18.53 per share were outstanding during the nine-month periods ending September 30, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The amounts presented have been restated for the three-month period and the nine-month period ended September 30, 2016 to reflect the addition of the Promotional Products segment.

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
September 30, 2017
Net sales	$51,854,000	$6,036,000	$10,810,000	$(927,000)	$67,773,000

Gross margin	18,640,000	3,267,000	3,482,000	(600,000)	24,789,000

Selling and administrative expenses	13,355,000	2,023,000	2,956,000	(600,000)	17,734,000

Interest expense	100,000	-	113,000	-	213,000

Income before taxes on income	$5,185,000	$1,244,000	$413,000	$-	$6,842,000

Depreciation and amortization	$1,044,000	$200,000	$122,000	$-	$1,366,000

Capital expenditures	$246,000	$178,000	$90,000	$-	$514,000

Total assets	$177,103,000	$20,618,000	$34,945,000	$(27,341,000)	$205,325,000

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
September 30, 2016
Net sales	$55,341,000	$4,624,000	$6,215,000	$(898,000)	$65,282,000

Gross margin	19,043,000	2,465,000	2,220,000	(588,000)	23,140,000

Selling and administrative expenses	13,613,000	1,548,000	2,389,000	(588,000)	16,962,000

Interest expense	107,000	-	65,000	-	172,000

Income before taxes on income	$5,323,000	$917,000	$(234,000)	$-	$6,006,000

Depreciation and amortization	$1,023,000	$133,000	$127,000	$-	$1,283,000

Capital expenditures	$851,000	$184,000	$29,000	$-	$1,064,000

Total assets	$174,307,000	$19,211,000	$26,507,000	$(25,260,000)	$194,765,000

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended
September 30, 2017
Net sales	$152,297,000	$16,261,000	$28,602,000	$(2,795,000)	$194,365,000

Gross margin	53,795,000	8,819,000	9,581,000	(1,817,000)	70,378,000

Selling and administrative expenses	40,727,000	5,489,000	8,456,000	(1,817,000)	52,855,000

Gain (loss) on sale of property, plant and equipment	(2,000)	1,020,000	-	-	1,018,000

Interest expense	311,000	-	282,000	-	593,000

Income before taxes on income	$12,755,000	$4,350,000	$843,000	$-	$17,948,000

Depreciation and amortization	$3,143,000	$585,000	$353,000	$-	$4,081,000

Capital expenditures	$1,890,000	$485,000	$143,000	$-	$2,518,000

Total assets	$177,103,000	$20,618,000	$34,945,000	$(27,341,000)	$205,325,000

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended
September 30, 2016
Net sales	$157,247,000	$13,482,000	$19,854,000	$(2,673,000)	$187,910,000

Gross margin	52,615,000	7,247,000	6,806,000	(1,744,000)	64,924,000

Selling and administrative expenses	40,086,000	4,445,000	7,594,000	(1,744,000)	50,381,000

Interest expense	359,000	-	153,000	-	512,000

Income before taxes on income	$12,170,000	$2,802,000	$(941,000)	$-	$14,031,000

Depreciation and amortization	$2,995,000	$317,000	$290,000	$-	$3,602,000

Capital expenditures	$2,680,000	$3,821,000	$95,000	$-	$6,596,000

Total assets	$174,307,000	$19,211,000	$26,507,000	$(25,260,000)	$194,765,000

NOTE 9 – Acquisition of Businesses:

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). The transaction had an effective date of March 1, 2016. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA. With sales offices in the United States and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many of the world’s most successful brands. The purchase price for the asset acquisition consisted of approximately $15,161,000 in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vests over a five-year period, the potential future payment of approximately $5,500,000 in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO.  The transaction also includes the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

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

The estimated fair value for acquisition-related contingent consideration payable was $5,368,000 as of September 30, 2017. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company's consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $90,000 for each of the three-month periods ended September 30, 2017 and 2016 and $271,000 and $211,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

For the three and nine-month periods ended September 30, 2016, the Company incurred and expensed transaction related expenses of approximately $44,000 and $1,116,000, respectively. These amounts are included in selling and administrative expenses on the consolidated statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire nine-month period ended September 30, 2016, net sales would have increased approximately $6,587,000. Net income for the nine-month period ended September 30, 2016 would have increased approximately $1,021,000 or $0.07 per share.

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country.

The purchase price for the acquisition consisted of $766,000 in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $440,000 in additional consideration through 2020. The majority of the shares issued vest over a three-year period. The preliminary estimated fair value of the consideration transferred is approximately $2,300,000. Based upon our preliminary estimates of their acquisition date fair values, we have assigned approximately $2,000,000 to identifiable intangible assets and approximately $300,000 to goodwill. Our final fair value determinations may be significantly different.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $428,000.

Inventories

Superior’s Uniforms and Related Products segment markets itself to its customers as a “stock house”. Therefore, Superior carries substantial inventories of raw materials (principally piece goods) and finished garments at all times. Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill for impairment annually as of December 31 and/or when an event occurs or circumstances change such that it is more likely than not that impairment may exist. Examples of such events and circumstances that the Company would consider include the following:

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

Goodwill is tested at a level of reporting referred to as the “reporting unit.” The Company's reporting units are defined as each of its three reporting segments. As of September 30, 2017, goodwill of $4,135,000 was included in the Uniforms and Related Products segment and $7,484,000 was included in the Promotional Products segment.

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

Insurance

The Company self-insures for certain obligations related to health insurance programs. The Company also purchases stop-loss insurance policies to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with both reported claims and for losses that have occurred, but have not been reported. The Company's estimates consider historical claim experience and other factors. The Company's liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company's ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

The Company elected to early adopt ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $97,000 for the three months ended September 30, 2017 and $60,000 for the three-month period ended September 30, 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $725,000 for the nine months ended September 30, 2017 and $475,000 for the nine-month period ended September 30, 2016. For additional information please refer to “Note 1(p) – Recent Accounting Pronouncements” in the notes to the consolidated financial statements.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the nine-month periods ended September 30, 2017 and 2016 includes the compensation expense for the share-based payments granted in those periods. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period.

Recent Acquisitions

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

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of Public Identity of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country. Public Identity has established itself as an industry leader in the sales and marketing of collegiate licensed products. The purchase price for the acquisition consisted of $766,000 in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $440,000 in additional consideration through 2020. The majority of the shares issued vest over a three-year period.

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

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade.  However, we lacked the scale and expertise needed to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective March 1, 2016.  BAMKO has been operating in the promotional products industry for more than 15 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage.  We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market, such as the recent acquisition of Public Identity  We formed the Promotional Products segment in 2016 as a result of the BAMKO  acquisition; and we expect to strengthen our position in the promotional products and branded merchandise market as we believe this product line is a synergistic fit with our uniform business.

Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Net Sales	Three Months Ended September 30,
	2017	2016	% Change
Uniforms and Related Products	$51,854,000	$55,341,000	(6.3)%
Remote Staffing Solutions	6,036,000	4,624,000	30.5
Promotional Products	10,810,000	6,215,000	73.9
Net intersegment eliminations	(927,000)	(898,000)	3.2
Consolidated Net Sales	$67,773,000	$65,282,000	3.8%

Net Sales

Net sales increased 3.8% from $65,282,000 for the three months ended September 30, 2016 to $67,773,000 for the three months ended September 30, 2017.   The aggregate increase in net sales is driven by an increase in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 2.1%), an increase in net sales from our Promotional Products segment (contributing 7.0%), partially offset by a reduction in net sales of our Uniforms and Related Products segment (contributing a decrease of 5.3%).

Uniforms and Related Products net sales decreased 6.3% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. One of our larger customers was acquired by one of their competitors in 2016. The acquiring company was serviced by a different uniform provider that has taken over this account. We will continue to service them at a reduced rate. The net reduction from this customer was approximately $2,000,000. Additionally, one of our large customers elected not to repeat a large promotional uniform program in the third quarter that has been a part of their business for several years now. This resulted in a decrease in net sales of approximately $1,400,000. Finally, Hurricane Irma delayed some of our shipments in the month of September. While it is difficult to determine precisely what was hurricane related, we can specifically identify over $2 million in programs that would have delivered in the third quarter, which were delayed at the request of our customers. These decreases were partially offset by our continued market penetration and increases in voluntary turnover.

Remote Staffing Solutions net sales increased 30.5% before intersegment eliminations and 37.1% after intersegment eliminations for the three months ended September 30, 2017. These increases are attributed to continued market penetration in 2017, with respect to both new and existing customers.

Promotional Products net sales increased 73.9% for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase is primarily due to new customer acquisitions and expanded programs with existing customers. As we have noted in the past, net sales in this segment will tend to fluctuate more significantly than our Uniforms and Related Products segment from quarter to quarter. In addition, the Public Identity acquisition on August 21, 2017 contributed 7.7%.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.1% for the three months ended September 30, 2017 and 65.6% for the three months ended September 30, 2016. The decrease as a percentage of net sales is primarily attributed to a decrease in direct product cost as a percentage of net sales during the three months ended September 30, 2017.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 45.9% for the three months ended September 30, 2017, and 46.7% for the three months ended September 30, 2016. The percentage increase in 2017 as compared to 2016 is primarily attributed to a change in customer mix.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 67.8% for the three months ended September 30, 2017 and 64.3% for the three months ended September 30, 2016. Cost of goods sold as a percentage of revenue for this segment can fluctuate in quarterly comparisons based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 25.8% for the three months ended September 30, 2017 and 24.6% for the three months ended September 30, 2016. The increase as a percentage of net sales was primarily due to lower net sales in 2017 to cover operating expenses (contributing 1.7%) and higher pension settlement costs in 2017 (contributing 0.1%) These increases were partially offset by decreased salaries, wages and benefits exclusive of retirement plan expenses and medical costs (contributing 0.1%), lower computer software maintenance expense (contributing 0.2%), and lower medical claims (contributing 0.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 33.5% for the three months periods ended September 30, 2017 and 2016. Higher net sales to cover operating expenses (contributing 10.2%), was offset by higher facilities costs and depreciation due to our expanded facility in El Salvador (contributing 1.4%), higher broker fees (contributing 1.0%), higher payroll related costs (contributing 2.1%) and other minor increases (contributing 5.7%).

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 27.3% for the three months ended September 30, 2017 and 38.4% for the three months ended September 30, 2016. The decrease is primarily related higher net sales to cover operating costs, partially offset by a lower gain on foreign currency (contributing 2.1%).

Interest Expense and Tax

Interest expense increased to $213,000 for the three months ended September 30, 2017 from $172,000 for the three months ended September 30, 2016.

The effective income tax rate was 27.5% and 26.0% in the three months ended September 30, 2017 and 2016, respectively. The 1.5% increase in the effective tax rate is attributed primarily to a decrease in the benefit related to federal tax credits (1.7%), an increase in the state tax rate (1.5%), a decrease in the benefit of other items (2.2%), partially offset by an increase in the benefit of foreign sourced income (3.9%).

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Net Sales	Nine Months Ended September 30,
	2017	2016	% Change
Uniforms and Related Products	$152,297,000	$157,247,000	(3.1)%
Remote Staffing Solutions	16,261,000	13,482,000	20.6
Promotional Products	28,602,000	19,854,000	44.1
Net intersegment eliminations	(2,795,000)	(2,673,000)	4.6
Consolidated Net Sales	$194,365,000	$187,910,000	3.4%

Net Sales

Net sales increased 3.4% from $187,910,000 for the nine months ended September 30, 2016 to $194,365,000 for the nine months ended September 30, 2017.   The aggregate increase in net sales is driven by the acquisitions of BAMKO effective March 1, 2016 and Public Identity on August 21, 2017 (contributing 4.7%), increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.4%), partially offset by a reduction in net sales of our Uniforms and Related Products segment (contributing a decrease of 2.6%).

Uniforms and Related Products net sales decreased 3.1% for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease in net sales in this segment is attributed to several factors. One of our larger customers was acquired by one of their competitors in 2016. The acquiring company was serviced by a different uniform provider that has taken over this account. We will continue to service them at a reduced rate. The net reduction from this customer was approximately $4,000,000. The reduction of recurring sales to this customer was partially offset by sales of remaining inventory in the second quarter. Finally, one of our large customers elected not to repeat two large promotional uniform programs that have been a part of their business for several years now. This resulted in a decrease in net sales of approximately $2,900,000. These decreases were partially offset by continued market penetration and increases in voluntary employee turnover.

Remote Staffing Solutions net sales increased 20.6% before intersegment eliminations and 24.6% after intersegment eliminations for the nine months ended September 30, 2017. These increases are attributed to continued market penetration in 2017, both with respect to new and existing customers.

Promotional Products net sales increased 44.1% for the nine months ended September 30, 2017 compared to the period from the BAMKO acquisition date of March 1, 2016 through September 30, 2016. The increase is partially due to two additional months of sales in 2017 (contributing 32.2%) and the acquisition of Public Identity on August 21, 2017 (contributing 2.4%). The balance of the increase is primarily due to new customer acquisitions and expanded programs with existing customers

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.7% for the nine months ended September 30, 2017 and 66.5% for the nine months ended September 30, 2016. The decrease as a percentage of net sales is primarily attributed to a decrease in direct product cost as a percentage of net sales during the nine months ended September 30, 2017.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 45.8% for the nine months ended September 30, 2017, and 46.2% for the nine months ended September 30, 2016. The percentage decrease in 2017 as compared to 2016 is primarily attributed to customer mix.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 66.5% for the nine months ended September 30, 2017 and 65.7% for the period from March 1, 2016 through September 30, 2016. The decrease is primarily due to a decrease in direct product cost as a percentage of net sales during the nine months ended September 30, 2017.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 26.7% for the nine months ended September 30, 2017 and 25.5% for the nine months ended September 30, 2016. The increase as a percentage of net sales was primarily due to lower net sales in 2017 to cover operating expenses (contributing 0.8%) and increased salaries, wages and benefits exclusive of medical costs (contributing 0.7%) and higher bad debt expense due to a customer bankruptcy (contributing 0.4%). These increases were partially offset by lower medical claims in 2017 (contributing 0.3%), lower computer software maintenance expense (contributing 0.1%), and other minor decreases (contributing 0.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 33.8% for the nine months ended September 30, 2017 and 33.0% for the nine months ended September 30, 2016. The increase as a percentage of net sales is attributed primarily to higher facilities costs and depreciation due to our expanded facility in El Salvador (contributing 2.3%), higher broker fees (contributing 0.9%), higher payroll related costs (contributing 1.1%) and other minor increases (contributing 3.4%). These increases were partially offset by higher net sales to cover operating expenses (contributing 6.9%).

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 29.6% for the nine months ended September 30, 2017 and 38.2% from the BAMKO acquisition date of March 1, 2016 through September 30, 2016 Included within these expenses for 2016 was approximately $1,116,000 of expenses associated with the BAMKO acquisition. Net of these acquisition related expenses, selling and administrative expenses would have been 32.6% of net sales in 2016. The decrease is primarily related to higher sales to cover operating costs, partially offset by a lower gain on foreign currency (contributing 1.1%).

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2,808,000 and realized a gain on sale of $1,020,000.

Interest Expense and Tax

Interest expense increased to $593,000 for the nine months ended September 30, 2017 from $512,000 for the nine months ended September 30, 2016. This increase is attributed primarily to higher average borrowings outstanding primarily due to the BAMKO acquisition.

The effective income tax rate was 26.8% and 27.3% in the nine months ended September 30, 2017 and 2016, respectively. The 0.5% decrease in the effective tax rate is attributed primarily to an increase in the benefit of foreign sourced income (1.3%), partially offset by an increase in the state tax rate (0.5%) and a decrease in the benefit of other items (0.3%).

Liquidity and Capital Resources

Accounts receivable - trade increased 2.2% from $41,823,000 on December 31, 2016 to $42,765,000 on September 30, 2017. The increase is primarily due to higher revenues in the third quarter of 2017 compared to the fourth quarter of 2016, partially offset by improved collection efforts and a higher allowance for doubtful accounts due to a customer bankruptcy.

Inventories decreased 4.7% from $69,240,000 on December 31, 2016 to $65,960,000 as of September 30, 2017. The decrease is primarily due to sales of remaining inventory to a customer which will not be replenished.

Other intangible assets increased 1.2% from $23,238,000 on December 31, 2016 to $23,527,000 on September 30, 2017. This increase is attributed to the Public Identity acquisition partially offset by routine amortization.

Other assets increased 71.1% from $2,997,000 on December 31, 2016 to $5,128,000 on September 30, 2017. The increase is primarily due to higher investments in our Non-Qualified Deferred Compensation plan due to higher employee contributions to the plan. There is a corresponding increase in other long-term liabilities. In addition, we made a contribution to the rabbi trust to support our supplemental executive retirement plan.

Accounts payable increased 1.3% from $13,507,000 on December 31, 2016 to $13,677,000 on September 30, 2017. This increase is not considered significant.

Other current liabilities decreased 5.9% from $10,716,000 on December 31, 2016 to $10,088,000 on September 30, 2017. This decrease is primarily due to the timing of payments for customer rebates.

Long-term pension liability decreased 18.6% from 9,467,000 on December 31, 2016 to $7,702,000 on September 30, 2017. The decrease is primarily due to $1,520,000 in contributions in the nine months ended September 30, 2017.

Long-term acquisition-related contingent liabilities decreased 42.1% from $7,238,000 on December 31, 2016 to $4,193,000 on September 30, 2017. This reduction was due to the final payment for the HPI acquisition and the first payment for the BAMKO acquisition being moved to current liabilities.

Other long-term liabilities increased 95.6% from $1,462,000 on December 31, 2016 to $2,860,000 on September 30, 2017. The increase is primarily due to higher employee contributions to our Non-Qualified Deferred Compensation plan and the additional liability due to the Public Identity acquisition.

Cash and cash equivalents increased by $9,660,000 from $3,649,000 on December 31, 2016 to $13,309,000 as of September 30, 2017. During the nine months ended September 30, 2017, the Company generated cash of $17,431,000 from operating activities, used cash of $426,000 for investing activities, (including $2,808,000 of proceeds from the sale of our building in El Salvador, more than offset by $2,518,000 used for additions to property, plant and equipment and $766,000 for the acquisition of a business) and used $7,391,000 for financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.

During the nine months ended September 30, 2017 and 2016, the Company paid cash dividends of $3,874,000 and $3,487,000, respectively.

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35,000,000 (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42,000,000 (the “Term Loan”) which matures on February 26, 2024. Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (1.98% at September 30, 2017). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of September 30, 2017, there were no amounts due under the Credit Facility and no outstanding letters of credit.

The remaining scheduled amortization for the Term Loan is as follows: 2017 - $1,500,000; 2018 through 2023 - $6,000,000 per year; and 2024 - $1,500,000.  The Term Loan does not include a prepayment penalty. The Company’s obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc.  The agreement contains restrictive provisions concerning a maximum funded indebtedness to EBITDA ratio not to exceed (4.0:1) as defined in the agreement and a fixed charge coverage ratio of at least (1.25:1). See Note 2 to our consolidated financial statements for a description of the related interest rate swap agreement.

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Term Loan and Credit Facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2017 would have resulted in approximately $290,000 in additional pre-tax interest expense for the nine months ended September 30, 2017. See Note 2 to our consolidated financial statements.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of September 30, 2017, we have no foreign currency exchange hedging contracts. See Note 1(k) to our consolidated financial statements. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the nine months ended September 30, 2017, transaction losses were approximately $65,000 pre-tax.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2017, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(July 1, 2017 to	-	-	-	-
July 31, 2017)
Month #2
(August 1, 2017 to	-	-	-	-
August 31, 2017)
Month #3
(September 1, 2017 to	-	-	-	-
September 30, 2017)

TOTAL	-	-	-	216,575

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

Date: October 26, 2017	SUPERIOR UNIFORM GROUP, INC.

	By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer and President
(Principal Executive Officer)

Date: October 26, 2017	By:	/s/ Andrew D. Demott, Jr.
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