Form 10-K
period 2017-12-31
SUPERIOR UNIFORM GROUP INC
filed 2018-02-22
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 001-05869

SUPERIOR UNIFORM GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	11-1385670 (I.R.S. Employer Identification No.)

10055 Seminole Blvd.

Seminole, Florida 33772

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (727) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	NASDAQ Stock Market

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

Yes  X                     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer               Accelerated filer   X      Non-accelerated filer            Smaller Reporting Company ___   Emerging Growth

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                         No X

At June 30, 2017, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($22.35) as reported by the NASDAQ Stock Market, was approximately $228.3 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 20, 2018 was 15,134,611 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2017, relating to its Annual Meeting of Shareholders to be held May 3, 2018, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

The exhibit index may be found on Pages 63 and 64.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Form 10-K may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; general economic conditions, including employment levels in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses in the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel, and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Overview

Superior Uniform Group, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. (“Superior” or the “Company”) and its state of incorporation to Florida.

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

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc..  The transaction had an effective date of March 1, 2016.  The purchase price for the asset acquisition consisted of approximately $15.2 million in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vests over a five-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO, Inc.  The transaction also included the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.  Depending on the context, when using the term “BAMKO” in this Form10-K, we refer either to the Company’s wholly-owned subsidiary housing the acquired business (BAMKO, LLC) or to the business acquired in the transaction, as subsequently grown through additional acquisitions.  BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles.  With sales offices in the United States and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many well-known brands.

On August 21, 2017, the Company, through BAMKO, acquired substantially all of the assets of PublicIdentity, Inc. (“Public Identity”). Public Identity is a promotional products and branded merchandise agency that provides promotional products and branded merchandise to corporate clients and universities. The purchase price consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020. The majority of the shares issued vest over a three-year period.

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd and Tangerine Promotions West, Inc. (collectively, “Tangerine”), a promotional products and branded merchandise agency that serves many well-known brands.  Tangerine is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country.  The transaction had an effective date of December 1, 2017.  The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of Tangerine.

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

The Promotional Products segment services customers that primarily purchase promotional and related products. The segment currently has sales offices in the United States and Brazil with support services in China, Hong Kong, and India.

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

Superior’s principal products are:

●	Uniforms and service apparel and related products for personnel of:

●	Hospitals and health facilities;
●	Hotels, commercial buildings, residential buildings, and food service facilities;
●	Retail stores;
●	General and special purpose industrial uses;
●	Commercial enterprises (career apparel for banks, airlines, etc.);
●	Public and private safety and security organizations; and
●	Miscellaneous service uses.

●	Miscellaneous products:

●	directly related to uniforms and service apparel specified above (e.g. boots and bags); and
●	for use by linen suppliers and industrial launderers, to whom a substantial portion of Superior's uniforms and service apparel are sold; such products being primarily industrial laundry bags.
●	for use by private safety and security organizations; and
●	Miscellaneous service uses.

●	Promotional and related products to support:

●	Branded marketing programs;
●	Event promotions;
●	Employee rewards and incentives; and
●	Specialty packaging and displays

Uniforms and related products are typically distributed through distribution centers in the United States. Promotional products are typically shipped directly from our vendors to our customers.

We do not consider sales in any of our segments to be highly seasonal.

For a depiction of revenues from external customers, income before taxes on income and total assets by segment for each of the years ended December 31, 2017, 2016 and 2015, please refer to “Note 17. Operating Segment Information:” in the notes to the consolidated financial statements in this Form 10-K.

During the years ended December 31, 2017, 2016 and 2015, uniforms and service apparel and related products accounted for approximately 77%, 83% and 94% of net sales; during the years ended December 31, 2017 and 2016, promotional and related products accounted for approximately 16% and 11% of net sales and no other single class of product listed above accounted for more than 10% of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional manufacturers, such as Cintas Corporation, Unifirst Corporation and ARAMARK—a division of ARAMARK Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. Industry statistics are not available, but we believe Superior is one of the leading suppliers of garments to hospitals, industrial clean rooms, hotels, motels, and food service establishments, and uniforms to linen suppliers. Superior experiences competition primarily based on breadth of products offered, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which TOG operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented.  TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized services or short-term project completion to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis. These companies include, but are certainly not limited to, global providers such as APAC Customer Services, Convergys, Sitel, Atento, Sykes, Harte Hanks, and Teleperformance.   TOG also competes with local entities in other offshore geographies.  The list of potential competitors includes both publicly traded and privately held companies.

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

Customers

The Uniform and Related Products segment has a substantial number of customers, the largest of which accounted for approximately 7.7% of that segment’s 2017 net sales. The Remote Staffing Solutions segment’s largest customer represented 17.9% of that segment’s 2017 external revenues, and the largest customer in the Promotional Products segment represented 7.6% of that segment’s net sales in 2017.

Backlog

The Uniform and Related Products segment normally completes shipments of orders from stock within one week after the receipt of the order. As of February 19, 2018, the backlog of all orders that we believe to be firm for our Uniform and Related Products segment was approximately $7.1 million, compared to approximately $6.6 million as of February 20, 2017. The Promotional Products segment typically produces custom products based upon confirmed orders. The average length of time to produce orders is four to six months. The backlog of all orders for our Promotional Products segment was approximately $25.0 million as of February 19, 2018 as compared to $12.8 million as of February 20, 2017.

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

Superior’s Uniform and Related Products segment markets itself to its customers as a "stock house." Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital. The segment’s principal raw materials are textile products. In 2017 and 2016, approximately 32% and 32%, respectively, of the segment’s products were obtained from suppliers located in Central America and Haiti, and approximately 28% and 31%, respectively, were sourced from or contained raw materials sourced from China. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available. However, if Superior’s Uniform and Related Products segment is unable to continue to obtain its products from Central America, Haiti and China, it could significantly disrupt Superior’s business. Because the Company manufactures and sources products in Central America, Haiti and China, the Company is affected by economic and political conditions in those countries, including possible employee turnover, labor and other unrest and lack of developed infrastructure, as well as decisions by the U.S. government to impose or increase import duties or other import regulations.

The Promotional Products segment relies on the supply of different types of raw materials, including plastic, glass, fabric and metal. Prices within the promotional products industry are directly affected by the cost of raw materials. The market for promotional products is price sensitive and has historically exhibited price and demand cyclicality. The Promotional Products segment has flexibility in its suppliers, as other suppliers of the same or similar products are widely available. Additionally, the nature of the promotional products industry is such that should specific types of raw materials undergo significant cost increases, it is possible that alternative products using different materials could be utilized for similar promotional activities. However, if cost increases cannot be entirely passed on to customers and alternative suppliers or suitable product alternatives are unavailable, profit margins could decline. Moreover, in 2017 and 2016, because approximately 67% and 59%, respectively, of the raw materials and products sourced by the Promotional Products segment came from China, economic and political conditions in China or the United States, including those resulting in the imposition or increase of import duties and other import regulations, could have a material adverse effect on this business segment.

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademark is its mark "Fashion Seal Healthcare" (presently registered with the United States Patent and Trademark Office until 2027). The Fashion Seal Healthcare trademark is critically important to the marketing and operation of Superior’s business, as more than 22% of Superior's products are sold under that name.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Employees

Superior employed 2,280 persons, of which 2,237 were full-time employees, as of December 31, 2017.

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

Customers in the uniform and corporate identity apparel industry and in the promotional products industry choose suppliers primarily based upon the quality, price and breadth of products offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include publicly held companies such as Cintas Corporation, Unifirst Corporation, as well as ARAMARK — a division of ARAMARK Corporation. Major competitors for our Promotional Products segment include companies such as Staples, Inc. and BDA, Inc.. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

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

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. In addition, global equity markets have been highly volatile recently. There can be no assurance that there will not be further change or volatility, which could lead to challenges in our business and negatively impact our financial results. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

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

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our “Fashion Seal Healthcare” mark is critically important to our business, as more than 22% of our products are sold under that name.  We cannot assure you that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others.  We cannot assure you that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims.  In addition, although we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

We pursue acquisitions from time-to-time to expand our business, which may pose risks to our business.

We selectively pursue acquisitions from time to time as part of our growth strategy. We compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, acquisition candidates may not be available to us in the future on favorable terms.

Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense and in disruption to our operations, and may require a disproportionate amount of our management’s attention, any of which could negatively impact our ability to achieve anticipated benefits, such as cost synergies. Growth of our business through acquisitions will also likely require us to increase our work force and the scope of our operating and financial systems and may require us to increase the geographic area of our operations. This would increase our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. There can be no assurance that we will be successful in integrating acquired businesses or managing our expanding operations.

In addition, although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to identify suitable acquisitions, successfully integrate these acquired businesses, successfully manage our expanding operations, or to discover liabilities associated with such businesses in the diligence process, could adversely affect our business, results of operations or financial condition.

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and/or the issuance of equity or debt securities. There can be no assurance that such financings would be available to us on reasonable terms. Any future issuances of equity securities or debt securities with equity features may be dilutive to our shareholders.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted and our reputation could suffer.

We rely on information technology systems to process transactions, communicate with customers, manage our business, and process and maintain information The measures we have in place to monitor and protect our information technology systems might not offer sufficient protection from catastrophic events, power surges, viruses, malicious malware, attempts to gain unauthorized access to data or other types of cyber-based attacks. Cyber based attacks in particular are becoming more frequent, sophisticated and damaging. Any such events could product disruptions that result in an unexpected delay in operations, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our information technology systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments become due under any pension plans that are unfunded or underfunded.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2017, we had approximately $8.4 million in unfunded or underfunded obligations related to our pension plans, compared to $9.5 million as of December 31, 2016.

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

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2017 and 2016, approximately 28% and 31%, respectively, of products for our Uniform and Related Products segment were sourced from or contained raw materials sourced from China. In 2017 and 2016, approximately 32% and 32%, respectively, of products for our Uniform and Related Products segment were obtained from suppliers located in Central America and Haiti. In 2017 and 2016, approximately 67% and 59%, respectively, of our products for our Promotional Products segment were sourced from China. If we are unable to continue to obtain our products from China, Central America and/or Haiti, it could significantly disrupt our business. Because we source products and raw materials and maintain operations in these locations, we are affected by economic and political conditions in those countries, including possible employee turnover, labor and other unrest and lack of developed infrastructure, as well as decisions by the U.S. government to impose or increase import duties or other import regulations.

Our business may be impacted by adverse weather and other unpredicted events

Our corporate headquarters is located in Florida, which is a hurricane-sensitive area. Should a hurricane occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect Superior, such as by damage to, or total destruction of, our headquarters, surrounding transportation infrastructure, network communications, and other forms of communication. Some of our suppliers, such as those located in Central America and Haiti, are exposed to hurricanes and earthquakes; the damages that such events could produce could affect the supply of our products. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes or earthquakes may adversely impact sales of our products.

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

At December 31, 2017, our executive officers, Directors, and certain of their family members collectively owned 35.2% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2017, the Company owned or leased approximately 24 facilities containing an aggregate of approximately 957,000 square feet located in the United States, Central America, South America, Haiti and Asia, which are used for manufacturing, distribution, and office space supporting our Uniforms and Related Products, Remote Staffing Solutions, and Promotional Products segments. Our owned facilities total approximately 452,000 square feet, including our 66,000 square feet corporate headquarters in Seminole, Florida (which also houses a call center and is involved with all of our segments), and 75,000 square feet warehousing and distribution location in Alpharetta, GA (used in conjunction with our Uniforms and Related Products segment), and 43,000 square feet call center in El Salvador (which serves our Remote Staffing Solutions segment). Our principal Promotional Products locations are leased office space in Los Angeles, CA and Chicago, IL; we also lease office space for use with this segment in other countries, including Brazil, India and China. Our distribution center in Eudora, AR, which is used primarily for our Uniforms and Related Products segment, is rented for a nominal amount from a municipality providing incentives for businesses to locate in that area and may be purchased for a nominal amount.

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

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2017 and 2016 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market.

	QUARTER ENDED
	2017				2016
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
Common Shares:
High	$19.69	$23.33	$23.63	$28.85	$18.27	$20.45	$20.50	$21.02

Low	$16.65	$17.13	$20.70	$22.24	$13.71	$15.79	$15.53	$15.79

Dividends (total for 2017-$0.37; 2016-$0.34)	$0.088	$0.088	$0.095	$0.095	$0.083	$0.083	$0.088	$0.088

We declared cash dividends of $0.0875 per share in the first and second quarters and $0.095 per share in the third and fourth quarters during the fiscal year ended December 31, 2017.

We intend to pay regular quarterly distributions to our holders of common shares, the amount of which may change from time to time; however, there can be no assurances that we will in fact pay such distributions on a regular basis. Future distributions will be declared and paid at the discretion of our Board of Directors, and will depend upon cash generated by operating activities, our financial condition, capital requirements, and such other factors as our Board of Directors deem relevant.

Under our credit agreement with Branch Banking and Trust Company (“BB&T”), if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of its credit agreement.

On December 29, 2014, the Board of Directors declared a 2-for-1 stock split of the Company’s common stock. The record date for the split was January 12, 2015, and the stock split became effective on February 4, 2015.

On February 20, 2018, we had 153 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $24.37 per share.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Stock Performance Graph

The following graph shows a five-year comparison of the cumulative total return on $100 invested in our common stock, The NASDAQ Composite Index and The NYSE MKT Wholesale and Retail Trade Index, which is comprised of all NYSE American companies with SIC codes from 5000 through 5999.

The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a reinvestment of dividends. Over the five year period, Superior Uniform Group, Inc. stock grew to $512.74, compared to $242.29 for the NASDAQ Composite Index and $114.87 for the NYSE Wholesale and Retail Trade Index.

	12/12	12/13	12/14	12/15	12/16	12/17

Superior Uniform Group	100.00	136.44	266.84	314.06	369.92	512.74
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NYSE MKT Wholesale and Retail Trade Index	100.00	139.71	122.06	95.92	114.65	114.87

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Month #1
(October 1, 2017 to	-	-	-
October 31, 2017)
Month #2
(November 1, 2017 to	-	-	-
November 30, 2017)
Month #3
(December 1, 2017 to	-	-	-
December 31, 2017)
TOTAL	-	-	-	216,575

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

We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014, and 2013 from our audited consolidated financial statements that are not included in this Form 10K. Our historical results for any prior period are not indicative of results to be expected in any future period.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2017	2016	2015	2014	2013
Net sales	$266,814	$252,596	$210,317	$196,249	$151,496
Costs and expenses:
Cost of goods sold	170,462	165,614	138,884	127,512	98,938
Selling and administrative expenses	71,816	66,396	52,018	50,724	43,873
Interest expense	802	688	519	484	195
	243,080	232,698	191,421	178,720	143,006

Gain on sale of property, plant and equipment	1,048	-	-	-	-

Income before taxes on income	24,782	19,898	18,896	17,529	8,490
Taxes on income	9,760	5,260	5,830	6,180	2,640
Net income	$15,022	$14,638	$13,066	$11,349	$5,850

Per Share Data:
Basic
Net income	$1.04	$1.04	$0.95	$0.85	$0.47
Diluted
Net income	$0.99	$0.98	$0.90	$0.82	$0.46

Cash dividends per common share	$0.365	$0.340	$0.315	$0.285	$0.068

At year end:
Total assets	$218,938	$196,848	$151,731	$139,937	$125,494
Long-term debt	$32,933	$36,227	$21,131	$22,660	$24,500
Working capital	$95,315	$93,107	$79,380	$77,191	$69,801
Shareholders' equity	$124,968	$110,550	$92,690	$80,412	$71,935

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2017, 2016 and 2015, as well as our financial positions at December 31, 2017 and 2016, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Recent Acquisitions

As described in “Item 1. Business – Overview,” on March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. with an effective date of March 1, 2016.  BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, CA.  The purchase price for the asset acquisition consisted of approximately $15.2 million cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vests over a five-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO.  Depending on the context, when using the term “BAMKO” in this Form 10-K, we refer either to the Company’s wholly-owned subsidiary housing the acquired business (BAMKO, LLC) or to the business acquired in the transaction, as subsequently grown through additional acquisitions.

On August 21, 2017, the Company, BAMKO, acquired substantially all of the assets of PublicIdentity, Inc. (“Public Identity”).  Public Identity is a promotional products and branded merchandise agency that provides promotional products and branded merchandise to corporate clients and universities. The purchase price consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020. The majority of the shares issued vest over a three-year period.

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”). The transaction had an effective date of December 1, 2017.  Tangerine is a promotional products and branded merchandise agency that serves many well-known brands.  The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country.  The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of Tangerine.

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

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors.  Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, voluntary employee turnover at our customers can have a significant impact on our business.  The current economic environment in the United States is continuing to see moderate improvement in the employment environment and voluntary employee turnover has been increasing.  We also continue to see an increase in the demand for employees in the healthcare sector.  These factors are expected to have positive impacts on our prospects for growth in net sales in 2018.

We have continued our efforts to increase penetration of the health care market. We have been and continue to pursue acquisitions to increase our market share in the Uniforms and Related Products segment.

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1.0 million in net sales to outside customers in 2010 to approximately $19.3 million in net sales to outside customers in 2017.  We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth in this segment in 2018 and beyond.  We increased net sales to outside customers in this segment by approximately 34% in 2017 compared to 2016, 20% in 2016 as compared to 2015 and 49% in 2015 compared to 2014.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective March 1, 2016. BAMKO has been operating in the promotional products industry for more than 15 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market - we believe this product line is a synergistic fit with our uniform business. We completed two additional acquisitions in this segment in late 2017.

Year Ended December 31, 2017 vs. 2016

Operations

Net Sales

(In thousands, except percentages)
	2017	2016	% Change
Uniforms and Related Products	$204,644	$210,373	(2.7%)
Remote Staffing Solutions	23,021	17,953	28.2
Promotional Products	42,904	27,816	54.2
Net intersegment eliminations	(3,755)	(3,546)	5.9
Consolidated Net Sales	$266,814	$252,596	5.6%

Net Sales

Net sales for the Company increased 5.6% from $252.6 million in 2016 to $266.8 million in 2017.   The aggregate increase in net sales is attributed to the acquisitions of BAMKO effective March 1, 2016, Public Identity on August 21, 2017, and Tangerine on December 1, 2017 (contributing 6.0%), increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.9%), partially offset by a reduction in net sales from our Uniforms and Related Products segment (contributing a decrease of 2.3%).

Uniforms and Related Products net sales decreased 2.7% in 2017 compared to 2016. The decrease in net sales in this segment is attributed to several factors. One of our larger customers was acquired by one of its competitors in 2016. The acquiring company was serviced by a different uniform provider that has taken over this account. We will continue to service this customer at a reduced rate. The net reduction from this customer was approximately $4.6 million. The reduction of recurring sales to this customer was partially offset by sales of remaining inventory in the second quarter. Finally, one of our large customers elected not to repeat two large promotional uniform programs that have been a part of their business for several years now. This resulted in a decrease in net sales of approximately $2.9 million. These decreases were partially offset by continued market penetration and increases in voluntary employee turnover.

Remote Staffing Solutions net sales increased 28.2% before intersegment eliminations and 33.7% after intersegment eliminations in 2017. These increases are attributed to continued market penetration in 2017, both with respect to new and existing customers.

Promotional Products net sales increased 54.2% in 2017 compared to the period from the BAMKO acquisition date of March 1, 2016 through December 31, 2016. The increase is partially due to two additional months of sales in 2017 (contributing 23.0%), and two acquisitions in the latter part of 2017 (contributing 16.0%). The balance of the increase is primarily due to new customer acquisitions and expanded programs with existing customers.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.6% in 2017 and 66.7% in 2016. The decrease as a percentage of net sales is primarily attributed to a decrease in direct product costs as a percentage of net sales during 2017.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 45.9% in 2017, and 46.4% in 2016. The percentage decrease in 2017 as compared to 2016 is primarily attributed to a decrease in the percentage of segment revenue coming from the domestic portion of our Remote Staffing Solutions segment from 29.2% in 2016 to 19.8% in 2017. The hourly rates charged for domestic services are higher than offshore services but the margin percentage earned is lower.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 67.7% in 2017 and 65.2% in 2016. Cost of goods sold as a percentage of revenue for this segment can fluctuate based on the service requirements of individual contracts.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 24.8% in 2016 and 26.4% in 2017. The increase as a percentage of net sales was primarily due to lower net sales in 2017 to cover operating expenses (contributing 0.7%) and increased salaries, wages and benefits exclusive of medical costs (contributing 0.5%), higher bad debt expense due primarily to a customer bankruptcy (contributing 0.3%) and other minor increases (contributing 0.3%). These increases were partially offset by lower medical claims in 2017 (contributing 0.2%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 34.2% in 2017 and 34.0% in 2016. The increase as a percentage of net sales is attributed primarily to an increase in payroll related costs (contributing 3.3%), higher broker fees (contributing 1.1%), higher facilities costs and depreciation due to our expanded facility in El Salvador (contributing 2.2%) and other minor increases (contributing 3.4%). These increases were mostly offset by higher net sales to cover operating expenses (contributing 9.8%).

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 28.4% in 2017 and 37.3% from the BAMKO acquisition date of March 1, 2016 through December 31, 2016. Included within these expenses for 2017 was approximately $0.3 million in of expenses for acquisitions. Included within these expenses for 2016 was approximately $1.1 million of expenses associated with the BAMKO acquisition. Net of these acquisition related expenses, selling and administrative expenses would have been 27.3% of net sales in 2017 and 33.2% of net sales in 2016. The decrease is primarily related to higher sales to cover operating costs, partially offset by a higher payroll related costs (contributing 1.8%) and a lower gain on foreign currency (contributing 0.9%).

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center building and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2.8 million and realized a gain on sale of $1.0 million.

Interest Expense

Interest expense increased to $0.8 million for the year ended December 31, 2017 from $0.7 million for the year ended December 31, 2016. This increase is attributed primarily to higher average borrowings outstanding primarily due to the BAMKO acquisition.

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. The impacts of these changes are reflected in the 2017 tax expense which resulted in a provisional charge of approximately $4.0 million, which is subject to adjustment given the provisional nature of the charge. This resulted in an effective tax rate higher than the statutory rate in 2017. As a result of the transition tax under The Act, the Company will no longer consider its undistributed earnings from foreign subsidiaries as indefinitely reinvested and has provided a deferred tax liability primarily for foreign withholding taxes that would be expected to apply when the Company dividends these earnings back to the United States. The effective income tax rate in 2017 was 39.4% and in 2016 was 26.4%.  The 13.0% increase in the effective tax rate is attributed primarily to the Tax Act (17.1%) and other increases (0.1), partially offset by an increase in the benefit of foreign sourced income (1.4%) and an increase in the excess tax benefit associated with share based compensation (2.8%).

The Company currently expects an effective tax rate for 2018 to be slightly below the statutory rate. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The company does expect to be impacted by GILTI relative to the earnings of its foreign subsidiaries in 2018 and beyond.

For further discussion of changes in the effective tax rate, refer to the Note 7 to the Consolidated Financial Statements.

Year Ended December 31, 2016 vs. 2015

Operations

Net Sales

(In thousands, except percentages)
	2016	2015	% Change
Uniforms and Related Products	$210,373	$198,319	6.1%
Remote Staffing Solutions	17,953	15,604	15.1
Promotional Products	27,816	-	N/A
Net intersegment eliminations	(3,546)	(3,606)	(1.7)
Consolidated Net Sales	$252,596	$210,317	20.1%

Net Sales

Net sales for the Company increased 20.1% from $210.3 million in 2015 to $252.6 million in 2016. The aggregate increase in net sales is split between growth in our Uniforms and Related Products segment (contributing 5.8%), increases in net sales after intersegment eliminations from our Remote Staffing Solutions segment (contributing 1.1%) and the effect of the acquisition of BAMKO in our new Promotional Products segment (contributing 13.2%).

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

Promotional Products net sales of $27.8 million, from the acquisition date of March 1, 2016 through December 31, 2016 represented 11.0% of consolidated net sales in 2016.

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

Promotional Products selling and administrative expenses were $10.4 million, from the acquisition date of March 1, 2016 through December 31, 2016. Included within these expenses was approximately $1.1 million, of expenses associated with the acquisition. Net of these acquisition related expenses, selling and administrative expenses would have been 33.3% of net sales.

Interest Expense and Tax

Interest expense increased to $0.7 million for the year ended December 31, 2016 from $0.5 million for the year ended December 31, 2015. This increase is attributed primarily to higher average borrowings outstanding primarily due to the BAMKO acquisition.

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

Liquidity and Capital Resources

Overview

The Company uses a number of standards for its own purposes in measuring its liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The Company’s balance sheet is very strong at this point and provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. As of December 31, 2017, approximately $5.8 million of our cash is held in our foreign subsidiaries. As a result of the Tax Act, the Company no longer intends to permanently reinvest its historical foreign earnings and plans to repatriate the funds as needed for liquidity.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below.  In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity.  The Company may also begin relying on the issuance of equity or debt securities.  There can be no assurance that any such financings would be available to us on reasonable terms.  Any future issuances of equity securities or debt securities with equity features may be dilutive to our shareholders.  Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Balance Sheet

Accounts receivable-trade increased 20.9% from $41.8 million on December 31, 2016 to $50.6 million December 31, 2017. Approximately $6.5 million of this increase is attributed to acquisitions in our Promotional Products Segment. The balance of the increase is attributed primarily to higher revenues in the fourth quarter 2017 compared to 2016, partially offset by improved collection efforts.

Prepaid expenses and other current assets increased 52.6% from $7.2 million on December 31, 2016 to $11.1 million as of December 31, 2017. Approximately $3.4 million of this increase is attributed to higher prepaid income taxes.

Inventories decreased 6.2% from $69.2 million on December 31, 2016 to $64.5 million as of December 31, 2017.  The decrease is primarily due to sales of remaining inventory to a customer which will not be replenished.

Other intangible assets increased 25.1% from $23.2 million on December 31, 2016 to $29.1 million on December 31, 2017.  This increase is attributed to other intangible assets acquired as part of the two acquisitions in 2017 of $8.2 million partially offset by scheduled amortization.

Goodwill increased 42.3% from $11.3 million on December 31, 2016 to $16.0 million on December 31, 2017.  This increase is attributed to goodwill acquired as part of the two acquisitions in 2017.

Net deferred income tax assets decreased 57.4% from $6.8 million on December 31, 2016 to $2.9 million on December 31, 2017.  This decrease is primarily attributed to the one-time tax re-measurement from the Tax Cut and Jobs Act in addition to the significant contributions to the Company’s pension plans in order to take advantage of the higher tax rate deductions in 2017.

Other assets increased 152.4% from $3.0 million on December 31, 2016 to $7.6 million on December 31, 2017.  The increase is primarily due to higher investments in our Non-Qualified Deferred Compensation plan due to higher employee contributions to the plan. In addition, due to the significant contributions to the Company’s defined pension plans, as well as the higher returns on the plan’s investments in 2017, the fair value of the noncontributory qualified defined benefit pension plan assets exceeded the projected benefit obligations by $2.2 million in 2017.

Accounts payable increased 46.2% from $13.5 million on December 31, 2016 to $19.8 million on December 31, 2017.  This increase is primarily due to the timing of inventory purchases and $3.1million in accounts payable due to the two acquisitions in 2017.

Cash Flows

Cash and cash equivalents increased by $4.5 million from $3.6 million on December 31, 2016 to $8.1 million as of December 31, 2017. During the year ended December 31, 2017, the Company generated cash of $22.7 million in operating activities, used cash of $9.4 million in investing activities, (including $2.9 million of proceeds from the sale of our building in El Salvador, more than offset by $4.2 million used for additions to property, plant and equipment) and $8.0 million for the two acquisitions in our Promotional Products Segment) and used $8.9 million in financing activities.

In 2016, cash and cash equivalents increased by approximately $2.6 million.  Cash provided by operating activities was $12.0 million, cash used in investing activities was $22.5 million (including $7.3 million used for additions to property, plant and equipment and $15.2 million for the acquisition of BAMKO) and $13.1 million was provided in financing activities

Capital Expenditures

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to maintain and improve its facilities. As noted in prior periods, we have invested in a new call center building in El Salvador which was completed in June 2016 and that almost tripled our prior capacity. We spent approximately $6.8 million on the El Salvador project through December 31, 2015 and approximately $3.6 million in the twelve-month period ended December 31, 2016. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Dividends and Share Repurchase Program

During the years ended December 31, 2017, 2016 and 2015, respectively, the Company paid cash dividends of $5.3 million, $4.7 million and $4.3 million.  The Company reacquired 45,100 shares of its common stock at a total cost of $0.7 million in the year ended December 31, 2016, pursuant to its stock repurchase program.  No stock was reacquired in the years ended December 31, 2017 and 2015.

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. At December 31, 2017, the Company had 216,575 shares remaining for purchase under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

Credit Agreement

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15.0 million on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30.0 million term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15.0 million to $20.0 million (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45.0 million term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. This credit agreement was paid in full on February 28, 2017 with the proceeds from a new loan agreement with Branch Banking and Trust Company (“BB&T”).

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35.0 million (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42.0 million (the “Term Loan”) which matures on February 26, 2024. Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (2.25% at December 31, 2017). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of December 31, 2017, there is $1.5 million due under the Credit Facility and no outstanding letters of credit.

The remaining scheduled amortization for the term loan is as follows: 2018 through 2023 $6.0 million per year; 2024 $1.5 million. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $0.1 million of debt issuance costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (4.0:1) as defined in the agreement and a fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Amended Credit Agreement.

Interest Rate Swap Agreement

In order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. in July 2013 that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14.3 million. The notional amount of the interest rate swap is reduced by the scheduled amortization of the principal balance of the original term loan of $0.2 million per month through July 1, 2015 and $0.3 million per month through June 1, 2018 with the remaining notional balance of $3.3 million to be eliminated on July 1, 2018.  Effective at the inception of the new term loan, the fixed rate on the notional amount was reduced to 2.43%.  Effective February 24, 2017, this interest rate swap agreement was terminated. On this date the swap agreement had $0.1 million in cumulative gains in OCI which was reversed to earnings.

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million.  The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024.  Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time.  Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects.  As of December 31, 2017, the swap agreement had a negative fair value of $0.1 million which is presented within other current liabilities on the consolidated balance sheet.

Long-Term Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2017:

(In thousands)	Payments Due by Period
	2018	2019-2020	2021-2022	After 2022
Long-term debt (1)	$6,000	$12,000	$12,000	$7,500
Note payable - revolving credit agreement (1)	-	-	-	1,475
Operating leases (2)	909	1,150	33	-
Acquisition-related liability (3)	200	240	-	-
Acquisition-related contingent liability (3)	3,078	4,614	2,836	-
Total long term contractual cash obligations	$10,187	$18,004	$14,869	$8,975

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 6.
(2)	Amounts do not include certain operating expenses such as maintenance, insurance, and real estate taxes.
(3)	The amounts represent the expected cash payment. The amounts on our consolidated balance sheet are stated at fair value.
(4)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $0.5 million, pension liability of $6.2 million and deferred compensation liability of $2.1 million. We expect to contribute $0.1 million to our pension plan in 2018.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $0.5 million. The Company’s concentration of risk is also monitored and at year-end 2017, no customer(s) had an account balance greater than 11.3% of receivables and the five largest customer account balances totaled $14.2 million. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $1.5 million at December 31, 2017. This amount is included in accounts receivable-other on the consolidated balance sheet.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $4.1 million and $11.9 million in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2017 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

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

At December 31, 2017, the Company’s projected benefit obligation under its supplemental executive retirement pension plan exceeded the fair value of the plan assets by $8.4 million and thus the plan is underfunded. The fair value of the plans assets for the noncontributory qualified defined benefit pension plans exceeded their projected benefit obligations by $2.2 million and thus the plans are overfunded. In 2017, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $0.1 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.1 million and would have reduced the funded status by $1.1 million for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to “Note 8 – Benefit Plans” in the notes to the consolidated financial statements included in this Form 10-K.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Act was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 34% to 21% beginning on January 1, 2018. Although most provisions of tax reform are not effective until 2018, we are required to record the effect of a change in tax law in the period of enactment (2017). The provision for income taxes and effective tax rate in 2017 included a $4.0 million unfavorable impact from the change in tax law. The impact is due primarily to the remeasurement of our U.S. federal deferred tax assets and liabilities at the tax rate expected to apply when the temporary differences are realized/settled (remeasured at a rate of 21% versus 34% for the majority of our deferred tax assets and liabilities). The other key provision that requires recognition in the period of enactment is the one-time toll charge resulting from the mandatory deemed repatriation of undistributed foreign taxable income. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded and additional deferred tax expense.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ending December 31, 2017, there was no change in total unrecognized tax benefits. As of December 31, 2017, we had an accrued liability of $0.5 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

The Company elected to early adopt ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $1.8 million for the year ended December 31, 2017. For additional information please refer to “Note 1(y) – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Form 10-K.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2017, 2016 and 2015 includes the compensation expense for the share-based payments granted in those years. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to “Note 12 – Share Based Compensation” in the notes to the consolidated financial statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our term loan and revolving credit facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2017 would have resulted in approximately $0.4 million in additional pre-tax interest expense for the year ended December 31, 2017. See Note 6 to our consolidated financial statements.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of December 31, 2017, we were not engaged in foreign currency exchange hedging transactions; however, if and when we do, there can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the India rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the year end December 31, 2017, transaction losses were approximately $0.1 million on a pre-tax basis.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Superior Uniform Group, Inc. and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Superior Uniform Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, both PublicIdentity and Tangerine Promotions’ internal control over financial reporting associated with total assets of $3,233,000 and $16,434,000, respectively, and total revenues of $1,777,000 and $2,659,000, respectively, included in the Company’s consolidated financial statements as of and for the year ended December 31, 2017. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Accordingly, our audit also excluded an evaluation of both PublicIdentity and Tangerine Promotions’ internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2013.

February 22, 2018

Clearwater, Florida

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,
(In thousands, except shares and per share data)

	2017	2016	2015
Net sales	$266,814	$252,596	$210,317

Costs and expenses:
Cost of goods sold	170,462	165,614	138,884
Selling and administrative expenses	71,816	66,396	52,018
Interest expense	802	688	519
	243,080	232,698	191,421

Gain on sale of property, plant and equipment	1,048	-	-

Income before taxes on income	24,782	19,898	18,896
Income tax expense	9,760	5,260	5,830
Net income	$15,022	$14,638	$13,066

Weighted average number of shares outstanding during the period
(Basic)	14,510,156	14,082,243	13,761,009
(Diluted)	15,118,768	14,897,489	14,578,644
Per Share Data:
Basic
Net earnings	$1.04	$1.04	$0.95
Diluted
Net earnings	$0.99	$0.98	$0.90

Other comprehensive income (loss), net of tax:

Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	652	667	499

Recognition of settlement loss included in net periodic pension costs	272	287	297

Current period loss	(1,948)	(764)	(1,410)

(Loss) gain on cash flow hedging activities	(111)	95	37

Foreign Currency Translation Adjustment:
Reclassification of gain on foreign currency transactions included in net income	-	(170)	-
Foreign currency translation adjustments	20	243	-

Other comprehensive (loss) income	$(1,115)	$358	$(577)

Comprehensive income	$13,907	$14,996	$12,489

Cash dividends per common share	$0.365	$0.340	$0.315

See accompanying notes to consolidated financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31,
(In thousands, except share and par value data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,130	$3,649
Accounts receivable, less allowance for doubtful accounts of $1,382 and $1,276, respectively	50,569	41,823
Accounts receivable - other	1,848	3,085
Inventories	64,979	69,240
Prepaid expenses and other current assets	11,011	7,214
TOTAL CURRENT ASSETS	136,537	125,011

PROPERTY, PLANT AND EQUIPMENT, NET	26,844	27,533
OTHER INTANGIBLE ASSETS, NET	29,061	23,238
GOODWILL	16,032	11,269
DEFERRED INCOME TAXES	2,900	6,800
OTHER ASSETS	7,564	2,997
	$218,938	$196,848

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,752	$13,507
Other current liabilities	12,409	10,716
Current portion of long-term debt	6,000	5,893
Current portion of acquisition-related contigent liability	3,061	1,788
TOTAL CURRENT LIABILITIES	41,222	31,904

LONG-TERM DEBT	32,933	36,227
LONG-TERM PENSION LIABILITY	8,319	9,467
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITY	7,283	7,238
OTHER LONG-TERM LIABILITIES	4,213	1,462
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,081,947 and 14,513,207, respectively.	15	15
Additional paid-in capital	49,103	42,416
Retained earnings	83,129	74,283
Accumulated other comprehensive income (loss), net of tax:
Pensions	(7,282)	(6,258)
Cash flow hedges	(90)	21
Foreign Currency Translation Adjustment	93	73
TOTAL SHAREHOLDERS' EQUITY	124,968	110,550
	$218,938	$196,848

See accompanying notes to consolidated financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2015	13,514,566	$13	$29,501	$56,843	$(5,945)	$80,412
Common shares issued upon exercise of options, net	294,659	1	2,101	(262)		1,840
Restricted shares issued	8,326		282			282
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	99,914		-			-
Share-based compensation expense			1,079			1,079
Excess tax benefit from exercies of stock options			618			618
Excess tax benefit from exercise of SARS, net			225			225
Cash dividends declared ($.0315 per share)				(4,255)		(4,255)
Comprehensive Income (Loss):
Net earnings				13,066		13,066
Net change during the period related to:
Cash flow hedges, net of taxes of $20					37	37
Pensions, net of taxes of $339					(614)	(614)
Comprehensive Income:						12,489
Balance, December 31, 2015	13,917,465	14	33,806	65,392	(6,522)	92,690

Common shares issued upon exercise of options, net	251,996	1	1,960	(457)		1,504
Restricted shares issued	333,190		4,558			4,558
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	55,656					-
Share-based compensation expense			1,638			1,638
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(405)			(405)
Tax benefit from vesting of acquisition related restricted stock			990			990
Purchase and retirement of common shares	(45,100)		(131)	(583)		(714)
Cash dividends declared ($.034 per share)				(4,707)		(4,707)
Comprehensive Income (Loss):
Net earnings				14,638		14,638
Net change during the period related to:
Cash flow hedges, net of taxes of $24					95	95
Pensions, net of taxes of $97					190	190
Change in currency translation adjustment, net of taxes of $41					73	73
Comprehensive Income:						14,996
Balance, December 31, 2016	14,513,207	15	42,416	74,283	(6,164)	110,550

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, December 31, 2016	14,513,207	15	42,416	74,283	(6,164)	110,550

Common shares issued upon exercise of options	285,745		2,779	(907)		1,872
Restricted shares issued	181,399		2,780			2,780
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	101,596					-
Share-based compensation expense			1,664			1,664
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(1,186)			(1,186)
Tax benefit from vesting of acquisition related restricted stock			650			650
Cash dividends declared ($ 0.365 per share)				(5,269)		(5,269)
Comprehensive Income (Loss):
Net earnings				15,022		15,022
Net change during the period related to:
Cash flow hedges, net of taxes of $36					(111)	(111)
Pensions, net of taxes of $59					(1,024)	(1,024)
Change in currency translation adjustment, net of taxes of $13					20	20
Comprehensive Income:						13,907
Balance, December 31, 2017	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968

See Notes to Consolidated Financial Statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,022	$14,638	$13,066
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	5,653	4,935	3,873
Provision for bad debts - accounts receivable	1,002	512	266
Share-based compensation expense	1,664	1,638	1,361
Deferred income tax provision (benefit)	5,114	(1,940)	(1,216)
Gain on foreign currency transactions	-	(264)	-
Gain on disposals of property, plant and equipment	(1,048)	-	(1)
Adjustment to acquisition-related contingent liability	(250)	(200)	(200)
Accretion of acquisition-related contingent liability	161	169	119
Excess tax benefit from exercise of stock options and SARS	-	-	1,575
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable - trade	(4,731)	(7,244)	(2,224)
Accounts receivable - other	1,237	177	873
Inventories	4,250	(5,427)	(5,291)
Prepaid expenses and other current assets	(4,151)	2,203	(1,717)
Other assets	(4,504)	(1,029)	(1,817)
Accounts payable	3,291	87	2,069
Other current liabilities	71	1,943	(631)
Long-term pension liability	(2,577)	829	(112)
Other long-term liabilities	2,523	962	(80)
Net cash provided from operating activities	22,727	11,989	9,913

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,248)	(7,385)	(8,069)
Proceeds from disposals of property, plant and equipment	2,858	-	24
Acquisition of businesses, net of acquired cash	(7,988)	(15,161)	-
Net cash used in investing activities	(9,378)	(22,546)	(8,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	74,387	125,067	67,345
Repayment of long-term debt	(77,573)	(106,827)	(68,416)
Payment of cash dividends	(5,269)	(4,707)	(4,255)
Payment of acquisition-related contingent liability	(1,800)	(1,800)	(1,200)
Proceeds received on exercise of stock options	1,872	1,504	1,840
Tax benefit from vesting of acquisition related restricted stock	650	990	-
Tax withholdings on exercise of stock rights	(1,186)	(405)	(732)
Common stock reqcquired and retired	-	(714)	-
Net cash (used in) provided from financing activities	(8,919)	13,108	(5,418)

Effect of exchange rates on cash	51	62	-

Net increase (decrease) in cash and cash equivalents	4,481	2,613	(3,550)

Cash and cash equivalents balance, beginning of year	3,649	1,036	4,586

Cash and cash equivalents balance, end of year	$8,130	$3,649	$1,036

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

The Promotional Products segment, through the BAMKO, Public Identity and Tangerine brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States and Brazil with support services in China, Hong Kong and India.

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

f) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for each of the years ended December 31, 2017, 2016 and 2015, respectively, were $0.1 million.

g) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs, for our Uniforms and Related Products segment and our Promotional Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $10.9 million, $10.6 million and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $4.1 million and $11.9 million in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its assessment of the qualitative factors as of December 31, 2017 and determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

k) Other intangible assets

Other intangible assets consist of customer relationships, a non-compete agreement and trade names acquired in previous business acquisitions.

The cost, amortization and net value of customer relationships and non-compete agreement as of December 31, 2017 and 2016 were as follows (In thousands):

	Customer Relationships	Weighted Average Life (years)	Non-Compete Agreement	Weighted Average Life (years)	Customer Backlog	Weighted Average Life (years)
December 31, 2017

Cost	$15,530	8.8	$5,551	5.1	$122	0.5
Accumulated amortization	(4,782)		(4,619)		(10)

Net	$10,748		$932		$112
December 31, 2016
Cost	$12,311	9.4	$5,370	5.1	$0	N/A
Accumulated amortization	(4,490)		(3,553)		0
Net	$7,821		$1,817		$0

Amortization expense for other intangible assets was $2.4 million, $2.3 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Amortization expense for other intangible assets is expected to be $2.5 million in 2018; $1.9 million in each of the years ending December 31, 2019 through 2021; $1.8 million in 2022; $1.1 million in 2023 and $0.5 million in 2024.

As part of the acquisition of HPI in 2013, the Company recorded $4.7 million as the fair value of the acquired trade name in other intangible assets. This asset is considered to have an indefinite life and as such is not being amortized.

As part of the acquisition of BAMKO in 2016, the Company recorded $8.9 million as the fair value of the acquired trade name in other intangible assets. This asset is considered to have an indefinite life and as such is not being amortized.

As part of the acquisitions of Public Identity and Tangerine in 2017, the Company recorded $0.5 million and $3.2 million, respectively as the fair value of the acquired trade names in other intangible assets. These amounts are considered to have an indefinite life and as such are not being amortized.

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

p) Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2017, 2016, and 2015.

q) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options, stock-settled stock appreciation rights, and restricted stock. In 2016, the Company began issuing performance shares as well. At December 31, 2017, the Company had 3,667,577 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

u)  Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2017 and 2016, the Company had no customers with an accounts receivable balance greater than 11.3% of the total accounts receivable. At December 31, 2017 and 2016, the top five accounts receivable customer balances totaled $14.2 million and $12.9 million, respectively, or approximately 28.0% and 30.8% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2017, 2016, and 2015 had net sales of approximately $20.6 million, $19.3 million and $12.5 million, respectively, or approximately 7.7%, 7.6% and 6.0% of the respective total net sales for the Company. The Company’s five largest customers for the years ended December 31, 2017, 2016 and 2015 had net sales of approximately $50.7 million, $57.6 million and $48.9 million, respectively, or approximately 19.0%, 22.8% and 23.3% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2017 and 2016 are receivable balances from a supplier in Haiti totaling $1.5 million and $2.3 million, respectively.

In 2017, 2016 and 2015, approximately 28%, 31% and 26%, respectively, of our products for our Uniform and Related Products segment were sourced from or contained raw materials sourced from China. In 2017, 2016 and 2015, approximately 32%, 32% and 42%, respectively, of our products for our Uniform and Related Products segment were obtained from suppliers located in Central America and Haiti. In 2017 and 2016, approximately 67% and 59%, respectively, of our products for our Promotional Products segment were sourced from China. Any inability by the Company to continue to obtain its products from Central America and Haiti could significantly disrupt the Company’s business. Because the Company manufactures and sources products in Central America and Haiti, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

v) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2017 and 2016, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

y) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. The amendments are required to be adopted by the Company on January 1, 2018. Transition to the new guidance may be done using either a full or modified retrospective method. The Company will use the modified retrospective transition method with the cumulative effect recorded to the opening balance of retained earnings. The Company’s assessment of the new standard is substantially complete. The timing of revenue recognition is not expected to change for our Remote Staffing Solutions segment. For our Uniforms and Related Products and Promotional Products segments, our revenue is generated from the sale of finished products to customers as products are shipped and title passes to the customers. For certain contracts with customers, the Company creates an asset with no alternative use to the Company, and the Company has enforceable right to payment for performance completed to date. For these contracts, we expect to move from a point in time model for revenue recognition to an over time model. We expect this to have a material impact on the timing of our revenue recognition. As of December 31, 2017 we estimate a net cumulative increase to retained earnings between $10.0 million and $15.0 million. We expect the new standard will have no cash impact and does not affect the economics our underlying customer contracts. We do not expect this new guidance to have any other material impacts on our Consolidated Financial Statements but will significantly expand our disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update was issued as part of FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded in paid-in-capital and reflected within financing cash flows. The standard also clarifies that all cash payments when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and provides for an accounting policy election to account for forfeitures when they occur. The amendments in this update are effective for annual and interim periods beginning after December 15, 2016. Early adoption was permitted in any interim or annual period but must be reflected as of the beginning of the fiscal year. The Company elected to early adopt the standard in the fourth quarter of 2016 which required us to reflect the adjustments as of January 1, 2016. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of for the years ended December 31, 2017 and December 31, 2016 of $1.8 million or $0.12 per share and $0.9 million or $0.06 per share, respectively. Lastly, the company has made an accounting policy election to account for forfeitures in compensation cost when they occur. There was no material impact of this election in fiscal 2017.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	2017	2016	2015
Balance at the beginning of year	$1,276	$848	$680

Provision for bad debts	1,002	523	266

Charge-offs	(901)	(96)	(98)

Recoveries	5	1	-

Balance at the end of year	$1,382	$1,276	$848

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	2017	2016	2015
Balance at the beginning of year	$1,967	$1,384	$1,308

Provision for returns and allowances	2,789	4,445	4,547

Actual returns and allowances paid to customers	(3,631)	(3,862)	(4,471)

Balance at the end of year	$1,125	$1,967	$1,384

NOTE 4 - Inventories:

(In thousands)

	December 31,
	2017	2016
Finished goods	$54,354	$57,887
Work in process	604	853
Raw materials	10,021	10,500
	$64,979	$69,240

NOTE 5 - Property, Plant and Equipment:
(In thousands)
	December 31,
	2017	2016
Land	$3,635	$4,485
Buildings, improvements and leaseholds	18,192	19,140
Machinery, equipment and fixtures	52,594	48,840
	74,421	72,465
Accumulated depreciation and amortization	(47,577)	(44,932)
	$26,844	$27,533

Depreciation and amortization charges were approximately $3.3 million, $2.6 million and $1.8 million in 2017, 2016, and 2015 respectively.

NOTE 6 - Long-Term Debt:

(In thousands)	December 31,	December 31,
	2017	2016
Term loan payable to Fifth Third Bank, paid February 28, 2017	$-	$39,643

Note payable to Fifth Third Bank, pursuant to revolving credit agreement, paid February 28, 2017	$-	$2,540

Note payable to BB&T, pursuant to revolving credit agreement, maturing February 25, 2022	$1,475	$-

Term loan payable to BB&T maturing February 26, 2024	$37,500	$-
	$38,975	$42,183

Less:
Payments due within one year included in current liabilities	$6,000	$5,893

Debt issuance costs	$42	$63
Long-term debt less current maturities	$32,933	$36,227

Effective July 1, 2013, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that made available to the Company up to $15.0 million on a revolving credit basis (the “Initial Credit Facility”) in addition to a $30.0 million term loan utilized to finance the acquisition of substantially all of the assets of HPI Direct, Inc.

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15.0 million to $20.0 million (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45.0 million term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. This credit agreement was paid in full on February 28, 2017 with the proceeds from a new loan agreement with Branch Banking and Trust Company (“BB&T”).

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35.0 million (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42.0 million (the “Term Loan”) which matures on February 26, 2024. Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (2.25% at December 31, 2017). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of December 31, 2017, there were no amounts due under the Credit Facility and no outstanding letters of credit.

The remaining scheduled amortization for the term loan is as follows: 2018 through 2023 $6.0 million per year; 2024 $1.5 million. The term loan does not include a prepayment penalty. In connection with the Amended Credit Agreement, the Company incurred approximately $0.1 million of debt issuance costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Amended Credit Agreement and are recorded as additional interest expense.

The Company’s obligations under the Amended Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded senior indebtedness to EBITDA ratio as defined in the agreement (4.0:1) as defined in the agreement and a fixed charge coverage ratio (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Amended Credit Agreement.

Effective July 1, 2013, in order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14.3 million. The notional amount of the interest rate swap was reduced by the scheduled amortization of the principal balance of the original term loan of $0.2 million per month through July 1, 2015 and $0.3 million per month through June 1, 2018 with the remaining notional balance of $3.3 million to be eliminated on July 1, 2018.  Effective March 8, 2016, the fixed rate on the notional amount was reduced to 2.43%.  Effective February 24, 2017, this interest rate swap agreement was terminated. On this date the swap agreement had $0.1 million in cumulative gains in OCI which was reversed to earnings.

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million.  The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024.  Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time.  Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects.  As of December 31, 2017, the swap agreement had a negative fair value of $0.1 million which is presented within other current liabilities on the consolidated balance sheet.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following (in thousands):

	2017	2016	2015
Current:
Federal	$2,846	$5,642	$6,527
Tax Cut and Jobs Act	265	-	-
State and local	647	628	519
Foreign	338	-	-
	4,096	6,270	7,046
Long Term:
Tax Cut and Jobs Act	1,336	-	-

Deferred Taxes:
Deferred tax provision (benefit)	1,899	(1,010)	(1,216)
Tax Cut and Jobs Act re-measurement	2,429	-	-
	4,328	(1,010)	(1,216)

	$9,760	$5,260	$5,830

The significant components of the deferred income tax asset (liability) are as follows (in thousands):

	2017	2016
Deferred income tax assets:
Pension accruals	$2,606	$3,581
Operating reserves and other accruals	2,174	3,656
Tax carrying value in excess of book basis of goodwill	866	1,377
Tax credits	255	99
Valuation allowance on tax credits	(255)
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(937)	(827)
Deferred expenses	(1,809)	(1,086)

Net deferred income tax asset	$2,900	$6,800

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2017	2016	2015

Statutory Federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	1.5	1.9	1.6
Effect of change in unrecognized tax benefit	-	-	(0.1)
Current year untaxed foreign income	(6.5)	(5.1)	(6.0)
Foreign Taxes	1.4	-	-
Non-deductible share-based employee compensation expense	1.1	1.2	1.3
Excess tax benefit from stock compensation	(7.2)	(4.4)	-
Federal tax credits	(0.5)	(0.8)	-
Tax Cut and Jobs Act deferred tax re-measurement	6.9	-	-
Tax on undistributed foreign earnings	2.9	-	-
Transition tax (repatriation)	5.9	-	-
Other items	(0.1)	(0.4)	0.1
Effective income tax rate	39.4%	26.4%	30.9%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. In 2017, income tax expense of $9.8 million was unfavorably impacted by net discrete adjustments of $4.0 million, due to a charge of $3.3 million related to the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in the United States and $0.7 related to other miscellaneous discrete items.

Effective January 1, 2018, the Tax Act establishes a corporate income tax rate of 21%, replacing the current 34% rate, and creates a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system includes a one-time transition tax on certain of our foreign earnings previously untaxed in the United States. Certain impacts of the new legislation would generally require accounting to be completed in the period of enactment, however, in response to the complexities of the new legislation, the Securities and Exchange Commission (“SEC”) issued guidance to provide companies with relief. Specifically, when the initial accounting for items under the new legislation is incomplete, the guidance allows us to include provisional amounts when reasonable estimates can be made. The SEC has provided up to a one-year measurement period for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting over the coming quarters. While our accounting for the Tax Act is not complete, we have made reasonable estimates for certain provisions and we have recorded a net charge to tax expense of $4.0 million related to its enactment. This net charge includes a deferred tax charge of $1.7 million primarily from revaluing our net U.S. deferred tax assets to reflect the new U.S. corporate tax rate. We believe this calculation is complete except for changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material, and changes that may be a direct impact of other provisional amounts recorded due to the enactment of the Tax Act.

In general, the one-time transition tax imposed by the Tax Act results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. At this time, we have not yet gathered, prepared and analyzed the necessary information with respect to 2017 in sufficient detail to complete the complex calculations necessary to finalize the amount of our transition tax. We also anticipate that further guidance may become available in this and other areas. We believe that our preliminary calculations result in a reasonable estimate of the transition tax and related foreign tax credit and, as such have included an estimate of $1.5 million in our year-end income tax provision. As the analysis of accumulated E&P and related foreign taxes paid are completed on an entity by entity basis and we finalize the amount held in cash or other specified assets, we will update our provisional estimate of the transition tax and related foreign tax credit. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded an additional deferred tax expense of $0.7 million.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements. As of December 31, 2017 and 2016, respectively, we have $0.5 million of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.  We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.5 million is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

(In thousands)
	2017	2016
Balance at January 1,	$399	$399
Additions based on tax positions related to the current year	59	55
Additions for tax positions of prior years	-	4
Reductions due to lapse of statute of limitations	(58)	(59)
Balance at December 31,	$400	$399

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During each of the years 2017, 2016 and 2015, we recorded $0.1 million for interest and penalties, net of tax benefits. During each of the years 2017, 2016 and 2015, we reduced the liability $0.1 million for interest and penalties due to lapse of statute of limitations. At December 31, 2017 and 2016, we had $0.1 million accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.1 million within the next 12 months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2015 and significant state examinations is 2011.

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

At December 31, 2017, the Company’s projected benefit obligation under its supplemental executive retirement pension plan exceeded the fair value of the plans’ assets by $8.4 million and thus the plan is underfunded. The fair value of plan assets for the noncontributory qualified defined benefit pension plans exceeded their projected benefit obligations by $2.2 million and thus the plans are overfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2017 and 2016:

(In thousands)	December 31,
	2017	2016

Changes in benefit obligation
Benefit obligation at beginning of year	$25,258	$24,790
Service cost	65	57
Interest cost	965	988
Actuarial loss	3,755	1,288
Benefits paid	(1,657)	(1,865)
Benefit obligation at end of year	28,386	25,258

Changes in plan assets
Fair value of plan assets at beginning of year	15,791	15,865
Actual return on assets	2,413	1,291
Employer contributions	5,598	500
Benefits paid	(1,657)	(1,865)
Fair value of plan assets at end of year	22,145	15,791

Funded status at end of year	$(6,241)	$(9,467)

Amounts recognized in consolidated balance sheet
Other assets	$2,181	$-
Other current liabilities	(103)	-
Long-term pension liability	(8,319)	(9,467)
	(6,241)	(9,467)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,903	$9,819

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2017	2016
Projected benefit obligation	$28,386	$25,258
Fair value of plan assets	(22,145)	(15,791)
	$6,241	$9,467

Components of net periodic benefit cost

	2017	2016	2015
Service cost - benefits earned during the period	$65	$57	$48
Interest cost on projected benefit obligation	965	988	951
Expected return on plan assets	(1,218)	(1,188)	(1,343)
Recognized actuarial loss	1,042	1,027	772
Settlement loss	435	445	460
Net periodic pension cost after settlements	$1,289	$1,329	$888

The pension settlement losses included in the table above relates to lump sum payments made to various employees upon their retirement or termination each year.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.1 million.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2016	4.04%	3.91%	8.00%	8.00%	N/A	N/A
2017	3.53%	3.45%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2015	3.86%	3.74%	8.00%	8.00%	N/A	N/A
2016	4.19%	4.09%	8.00%	8.00%	N/A	N/A
2017	4.04%	3.91%	8.00%	8.00%	N/A	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2017, 2016 and target allocation for 2018 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2017	2016	2018
Equity securities	52%	68%	52%
Fixed income	29%	13%	29%
Other	19%	19%	19%
Total	100%	100%	100%

The Company plans to contribute $0.1 million to our defined benefit pension plans in 2018.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
(in thousands)
2018	$1,467
2019	$1,652
2020	$2,135
2021	$1,947
2022	$1,979
2023-2027	$8,620

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust.

The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $2.2 million at December 31, 2017. We recognized an investment gain on the cash surrender value of these life insurance contracts of $0.3 million in 2017.  The cash surrender value of these policies is included in other assets in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

In 2013 we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals during 2017. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $2.2 million at December 31, 2017. The cash surrender value of these policies is included in other assets in the Consolidated Balance Sheet as of December 31, 2017. The liability for participant deferrals of $2.2 million is included in other long-term liabilities in the Consolidated Balance Sheet as of December 31, 2017.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ payroll. The Company contributions for the years ended December 31, 2017, 2016 and 2015 were approximately $1.0 million, $1.1 million and $0.9 million, respectively.

NOTE 9 – Quarterly Results for 2015 2016 and 2017 (Unaudited):
(In thousands, except shares and per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net sales	$60,987	$65,604	$67,773	$72,450
Gross profit	$22,214	$23,374	$24,789	$25,975
Income before taxes on income	$5,405	$5,701	$6,842	$6,834
Net income	$3,835	$4,341	$4,962	$1,884
Per Share Data:
Basic
Net earnings	$0.27	$0.30	$0.34	$0.13
Diluted
Net earnings	$0.26	$0.29	$0.33	$0.12
Average Outstanding Shares (Basic)	14,350,721	14,501,399	14,573,813	14,614,691
Average Outstanding Shares (Diluted)	14,929,695	15,040,431	15,229,722	15,275,222

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(restated)	(restated)	(restated)
Net sales	$57,968	$64,660	$65,282	$64,686
Gross profit	$20,021	$21,763	$23,140	$22,058
Income before taxes on income	$3,410	$4,615	$6,006	$5,867
Net income	$2,442	$3,308	$4,447	$4,441
Per Share Data:
Basic
Net earnings	$0.18	$0.23	$0.31	$0.31
Diluted
Net earnings	$0.17	$0.22	$0.30	$0.30
Average Outstanding Shares (Basic)	13,927,063	14,120,617	14,118,354	14,162,939
Average Outstanding Shares (Diluted)	14,668,658	14,957,469	14,984,084	14,979,746

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Net sales	$46,347	$54,116	$56,662	$53,192
Gross profit	$15,796	$18,531	$19,224	$17,882
Income before taxes on income	$3,223	$5,394	$5,581	$4,698
Net income	$2,043	$3,624	$4,031	$3,368
Per Share Data:
Basic
Net earnings	$0.15	$0.26	$0.29	$0.24
Diluted
Net earnings	$0.14	$0.25	$0.28	$0.23
Average Outstanding Shares (Basic)	13,584,922	13,730,646	13,833,561	13,894,907
Average Outstanding Shares (Diluted)	14,548,084	14,577,342	14,585,688	14,603,464

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. In the fourth quarter of 2017, income tax expense of $5.0 million was unfavorably impacted by net discrete adjustments of $4.0 million related to the enactment Tax Act. See Note 7.

The Company elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As a result, there was an increase in the income tax benefit of $0.2 million for the three months ended March 31, 2016, $0.2 million for the three months ended June 30, 2016, and $0.1 million for the three months ended September 30, 2016, from the previously reported income tax provisions in the consolidated statements of comprehensive income for the first, second, and third quarters of fiscal year 2016. See Note 1(y).

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $1.1 million, $1.1 million and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. Long-term lease commitments totaling $2.1 million are as follows: 2018 - $0.9 million, 2019 - $0.6 million, 2020 - $0.5 million, and 2021 - $0.1 million.

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

NOTE 12 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2017, the Company had 3,667,577 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by plan and the total related tax benefit for the periods presented:

	Year Ended December 31,
	(In thousands)
	2017	2016	2015
Stock options and SARS	$1,093	$1,071	$1,079
Restricted stock	331	317	282
Performance shares	240	250	-
Total share-based compensation expense	$1,664	$1,638	$1,361

Related income tax benefit	$229	$325	$203

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

A summary of stock option transactions during the two years ended December 31, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2015	946,546	$8.39
Granted	172,862	16.53
Exercised	(279,766)	7.31
Lapsed	(11,131)	5.92
Cancelled	(3,260)	17.53
Outstanding December 31, 2016	825,251	$10.46
Granted	155,142	$18.67
Exercised	(336,726)	8.71
Lapsed	(1,100)	5.86
Cancelled	(8,690)	15.82
Outstanding December 31, 2017	633,877	$13.33

At December 31, 2017, options outstanding, all of which were fully vested and exercisable, had an intrinsic value of $8.5 million. The weighted-average remaining contractual term was 46 months.

Options exercised during the years ended December 31, 2017, 2016 and 2015, had intrinsic values of $4.2 million, $3.1 million and $3.5 million respectively.

The weighted average fair values of the Company’s 155,142, 172,862 and 153,618 options granted during the years ended December 31, 2017, 2016 and 2015 were $5.56 and $4.69 and $5.22, respectively.

During the years ended December 31, 2017, 2016 and 2015, respectively, the Company received $1.9 million, $1.5 million and $1.8 million in cash from stock option exercises. Current tax benefits of $0.8 million, $0.4 million and $0.6 million, respectively, were recognized for these exercises. Additionally, during the years ended December 31, 2017, 2016 and 2015, respectively, the Company received 50,981, 27,770 and 14,571 shares of its common stock as payment of the exercise price in the exercise of stock options for 144,443, 81,608 and 50,224 shares of its common stock related to the exercise of stock options.

The following table summarizes information about stock options outstanding as of December 31, 2017:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$3.82	-	$5.55	59,000	2.08	$4.81
$5.65	-	$7.36	151,995	1.96	$6.65
$7.96	-	$10.38	45,100	4.53	$8.87
$16.35	-	$21.63	377,782	4.79	$17.88
$3.82	-	$21.63	633,877	3.84	$13.33

A summary of stock-settled SARS transactions during the two years ended December 31, 2017 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2015	381,566	$8.14
Granted	58,108	16.35
Exercised	(114,168)	6.27
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2016	325,506	$10.26
Granted	43,988	16.97
Exercised	(222,990)	6.90
Lapsed	-
Cancelled	-
Outstanding December 31, 2017	146,504	$17.38

At December 31, 2017, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $1.4 million. The weighted-average remaining contractual term was 35 months.

SARS exercised during the years ended December 31, 2017, 2016 and 2015, respectively, had intrinsic values of $3.5 million, $1.5 million and $2.6 million respectively. Current tax benefits of $1.3 million, $0.5 million and $1.0 million respectively, were recognized for these exercises. The weighted average grant date fair values of the Company’s SARS granted during the years ended December 31, 2017, 2016 and 2015 was $4.83, $4.49 and $5.20, respectively.

The following table summarizes information about SARS outstanding as of December 31, 2017:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			SARS	Contractual Life (Years)	Exercise Price

$16.35	-	$18.66	146,504	2.92	$17.38

At December 31, 2017 shares available for grant as awards under the plan were 3,667,577. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS:

Years ended
December 31,	SARS	Options
Exercise price
2017	$16.97	$16.97	-	$21.63
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66

Market price
2017	$16.97	$16.97	-	$21.63
2016	$16.35	$16.35	-	$18.55
2015	$18.66	$16.78	-	$18.66
Risk free interest rate[1]
2017	1.9%	1.8%	-	2.4%
2016	1.3%	1.1%	-	1.8%
2015	1.5%	1.5%	-	2.1%
Expected award life (years)[2]	5	5	-	10

Expected volatility[3]
2017	36.6%	36.6%	-	41.4%
2016	36.5%	36.5%	-	40.3%
2015	34.9%	34.9%	-	39.0%
Expected dividend yield[4]
2017	2.1%	1.8%	-	2.1%
2016	2.0%	1.8%	-	2.1%
2015	1.6%	1.6%	-	1.9%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the three years ended December 31, 2017, 2016 and 2015 was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances pursuant to the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of December 31, 2017, the Company had $0.7 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.01 years.

A summary of restricted stock transactions during the years ended December 31, 2017 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2015	114,342	$8.39
Granted	10,396	16.35
Vested	-	-
Forfeited	(1,050)	21.92
Outstanding December 31, 2016	123,688	$8.94
Granted	43,706	18.30
Vested	(106,016)	7.62
Forfeited	-	-
Outstanding December 31, 2017	61,378	$17.89

Performance Shares

In 2016, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years.  Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are being recognized based on the fair value on the date of the grant on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of December 31, 2017, the Company had $1.6 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 3.25 years.

A summary of performance share transactions during the year ended December 31, 2017 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2016	101,000	$16.36
Granted	50,826	18.39
Vested	-	-
Forfeited	(33,334)	16.35
Outstanding December 31, 2017	118,492	$17.24

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2017	2016	2015

Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$15,022	$14,638	$13,066
Weighted average shares outstanding - basic	14,510,156	14,082,243	13,761,009
Common stock equivalents	608,612	815,246	817,635
Total weighted average shares outstanding - diluted	15,118,768	14,897,489	14,578,644
Per Share Data:
Basic
Net earnings	$1.04	$1.04	$0.95
Diluted
Net earnings	$0.99	$0.98	$0.90

Awards to purchase an average of 37,450 shares of common stock with a weighted average exercise price of $18.65 per share were outstanding during 2017 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 124,000 shares of common stock with a weighted average exercise price of $18.53 per share were outstanding during 2016 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 108,400 shares of common stock with a weighted average exercise price of $17.98 per share were outstanding during 2015 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Other Current Liabilities:
(In thousands)

	Year Ended December 31,
	2017	2016
Salaries, wages, commissions and vacation pay	$7,851	$5,600
Accrued rebates	1,089	1,932
Defined contribution plan accrual	104	897
Customer deposits	473	670
Other accrued expenses	2,892	1,617
	$12,409	$10,716

NOTE 15 – Supplemental Cash Flow Information:

 (In thousands)

	Year Ended December 31,
	2017	2016	2015
Income taxes paid	$7,173	$5,076	$6,897
Interest paid	$727	$694	$523

During the years ended December 31, 2017, 2016, and 2015 the Company received 50,981, 27,770 and 14,571 shares, respectively, of its common stock as payment for the exercise of stock options for 144,443, 81,608 and 50,224 shares, respectively.

NOTE 16 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program the Company reacquired and retired -0-, 45,100 and -0- shares of its common stock in the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, the Company had 216,575 shares remaining on its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

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

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2017
Net sales	$204,644	$23,021	$42,904	$(3,755)	$266,814

Gross margin	$72,463	$12,460	$13,860	$(2,431)	$96,352

Selling and administrative expenses	54,191	7,877	12,179	(2,431)	71,816

Gain (loss) on sale of property, plant and equipment	(2)	1,050	-	-	1,048

Interest expense	387	-	415	-	802

Income before taxes on income	$17,883	$5,633	$1,266	$-	$24,782

Depreciation and amortization	$4,223	$846	$584	$-	$5,653

Capital expenditures	$2,870	$1,156	$219	$-	$4,245

Total assets	$182,623	$21,846	$54,997	$(40,528)	$218,938

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2016
Net sales	$210,373	$17,953	$27,816	$(3,546)	$252,596

Gross margin	$69,987	$9,616	$9,690	$(2,311)	$86,982

Selling and administrative expenses	52,225	6,096	10,386	(2,311)	66,396

Interest expense	462	-	226	-	688

Income before taxes on income (loss)	$17,300	$3,520	$(922)	$-	$19,898

Depreciation and amortization	$4,023	$494	$418	$-	$4,935

Capital expenditures	$3,383	$3,872	$130	$-	$7,385

Total assets	$176,070	$19,752	$28,480	$(27,454)	$196,848

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2015
Net sales	$198,319	$15,604	$-	$(3,606)	$210,317

Gross margin	$65,247	$8,579	$-	$(2,393)	$71,433

Selling and administrative expenses	49,225	5,186	-	(2,393)	52,018

Interest expense	519	-	-	-	519

Income before taxes on income	$15,503	$3,393	$-	$-	$18,896

Depreciation and amortization	$3,561	$312	$-	$-	$3,873

Capital expenditures	$3,003	$5,066	$-	$-	$8,069

Total assets	$140,710	$14,551	$-	$(3,530)	$151,731

NOTE 18 – Acquisition of Businesses:

BAMKO

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc.  The transaction had an effective date of March 1, 2016.  The purchase price for the asset acquisition consisted of approximately $15.2 million in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vest over a five-year period, potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO, Inc.  The transaction also included the acquisition of BAMKO, Inc.’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to the Quarterly Report on Form 10-Q filed on April 28, 2016.

Fair Value of Consideration Transferred

A Summary of the purchase price is as follows (in thousands):

Cash consideration at closing, net of cash acquired	$15,161

Restricted shares of Superior common stock issued	4,558

Contingent consideration	5,205

Total Considerations	$24,924

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of BAMKO, Inc. based on their estimated fair values as of March 1, 2016. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of BAMKO based on their fair values as of the effective date of the transaction.

The following is our assignment of the aggregate consideration (in thousands):

Accounts receivable	$4,885

Prepaid expenses and other current assets	3,200

Inventories	236

Property, plant and equipment	199

Other Assets	100

Identifiable intangible assets	11,360

Goodwill	6,994

Total assets	$26,974

Accounts Payables	1,314

Other current liabilities	736

Total liabilities	$2,050

The Company recorded $11.4 million in identifiable intangibles at fair value, consisting of $2.1 million in acquired customer relationships, $0.4 million in non-compete agreements from the former owners of BAMKO, Inc., and $8.9 million for the acquired trade name.

The estimated fair value for acquisition-related contingent consideration payable is $5.2 million as of December 31, 2017. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.4 million for the year ended December 31, 2017 and $0.3 million for the year ended December 31, 2016.

For the year ended December 31, 2016, the Company incurred and expensed transaction related expenses of approximately $1.1 million. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the years ended December 31, 2016 and 2015, net sales would have increased approximately $6.6 million and $31.5 million respectively.  Net income would have increased $1.1 million or $0.08 per share for the year ended December 31, 2016, and decreased by $0.4 million or $0.03 per share for the year ended December 31, 2015.  Pre-tax acquisition related expenses of $1.1 million have been recorded as though they were incurred as of January 1, 2014 for this comparison.

Public Identity

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country.

The purchase price for the acquisition consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020.  The majority of the shares issued vest over a three-year period.  The preliminary estimated fair value of the consideration transferred is approximately $2.3 million.  Based upon our preliminary estimates of their acquisition date fair values, we have assigned approximately $1.7 million to identifiable intangible assets and approximately $0.6 million to goodwill.  Our final fair value determinations may be significantly different.

Tangerine Promotions

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd and Tangerine Promotions West, Inc. (collectively “Tangerine”). The transaction had an effective date of December 1, 2017.  Tangerine is a promotional products and branded merchandise agency that serves many well-known brands.  The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country.  The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities.

The foregoing description of the asset purchase agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is filed as an exhibit to this Annual Report.

Fair Value of Consideration Transferred

A Summary of the purchase price is as follows (in thousands):

Cash consideration at closing	$7,222

Restricted shares of Superior common stock issued	1,657

Contingent consideration	3,209

Total Considerations	$12,088

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the acquired tangible and intangible assets and assumed liabilities of Tangerine based on their estimated fair values as of December 1, 2017. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of Tangerine based on their estimated fair values as of the effective date of the transaction.

The assets and liabilities of Tangerine shown below are based on our preliminary estimates of their acquisition date fair values. Our final fair value determinations may be significantly different than those shown below.

The following is our preliminary assignment of the aggregate consideration (in thousands):

Accounts receivable	$5,051

Prepaid expenses and other current assets	969

Property, plant and equipment	131

Identifiable intangible assets	6,495

Goodwill	4,169

Total assets	$16,815

Accounts Payables	3,374

Other current liabilities	1,353

Total liabilities	$4,727

The Company recorded $6.5 million in identifiable intangibles at fair value, consisting of $3.1 million in acquired customer relationships, $0.2 million in non-compete agreements from the former owners of Tangerine, and $3.2 million for the acquired trade name.

The estimated fair value for acquisition-related contingent consideration payable is $3.2 million as of December 31, 2017. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Goodwill was calculated as the difference between the fair value of the consideration and the values assigned to the assets acquired and liabilities assumed.

The intangible assets associated with the customer relationships will be amortized for seven years beginning on December 1, 2017 and the non-compete agreement will be amortized for seven years. The trade name is considered an indefinite-life asset and as such will not be amortized.

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the year ended December 31, 2017.

For the year ended December 31, 2017, the Company incurred and expensed transaction related expenses of approximately $0.2 million. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire year ended December 31, 2017 and years ended December 31, 2016 and 2015, net sales would have increased approximately $35.1 million,  $43.1 million and $48.0 million respectively.  Net income would have increased $0.1 million in 2017, decreased $2.4 million or $0.17 per share in 2016, and increased $1.9 million or $0.13 per share in 2015.   Pre-tax acquisition related expenses of $0.2 million have been recorded as though they were incurred as of January 1, 2015 for this comparison.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company acquired substantially all of the assets of Public Identity, Inc. (“Public Identity”) and Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) during 2017, and Management excluded from the evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2017, Public Identity and Tangerine’s internal control over financial reporting associated with total assets of $3.2 million and $16.4 million respectively; and total revenues of $1.8 million and $2.7 million respectively included in the Company’s consolidated financial statements as of and for the year ended December 31, 2017.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K. Mayer Hoffman McCann P.C.’s audit of the Company’s internal control over financial reporting also excluded an evaluation of both Public Identity and Tangerine’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2018 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2018 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2017, including the 2003 Incentive Stock and Awards Plan and the 2013 Incentive Stock and Awards Plan :

Number of securities
remaining available
	Number of securities		for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	780,381	$14.09	3,667,577

Equity compensation Plans not approved by Security holders	-	-	-

Total	780,381	$14.09	3,667,577

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2018 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2018 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2018 Annual Meeting of Shareholders.

PART IV

Item 15.		Exhibits and Financial Statement Schedules	Page
(a)	1.	Consolidated Financial Statements
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Independent Auditors' Report	27
		Consolidated statements of comprehensive income - years ended December 31, 2017 and 2016	28
		Consolidated balance sheets - December 31, 2017 and 2016	29
		Consolidated statements of shareholders' equity and comprehensive income - years ended December 31, 2017, 2016 and 2015	30
		Consolidated statements of cash flows - years ended December 31, 2017, 2016 and 2015	32
		Notes to consolidated financial statements	33-58

(a)	2.	Financial Statement Schedules
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

DATE: February 22, 2018

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

/s/ Michael Benstock
Michael Benstock, February 22, 2018
Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr., February 22, 2018
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidney Kirschner	/s/ Alan Schwartz
Sidney Kirschner, February 22, 2018	Alan Schwartz, February 22, 2018
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 22, 2018	Robin Hensley, February 22, 2018
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, February 22, 2018
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

10.23*(1)

Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 (File/Film No.: 001-05869/14603415) and incorporated herein by reference.

10.24*

Form of Performance Share Agreement, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File/Film No. 001-05869/161454440) and incorporated herein by reference.

10.25*	Amendment No. 2 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 8, 2016.
10.26

Credit Agreement, dated February 28, 2017 among Branch Banking & Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2017 (file/Film No.: 001-05869/17656945) and incorporated herein by reference.

10.27

Asset Purchase Agreement, by and among Tangerine Promotions, Ltd., Tangerine Promotions West, Inc., Steve Friedman, Adam Rosenbaum, and BAMKO, LLC, dated as of December 1, 2017, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2017 (File/Film No. 001-05869/171233042) and incorporated herein by reference.

10.28(2) *	Amendment No. 3 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 2, 2017.
10.29*

Retirement and Consulting Agreement with Alan D. Schwartz, dated March 8, 2017, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 13, 2017 (File/Film No.: 001-05869/17685080) and incorporated herein by reference

21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
24	Power of Attorney (included on the signature page hereto)
31.1(2)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(2)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(2)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(2)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

* Management contracts and compensatory plans and arrangements.

+ Submitted electronically with this Annual Report.

(1)

On November 1, 2017, the Chairperson of the Registrant’s Board of Directors, Sidney Kirschner, received a restricted stock grant that is subject to acceleration upon Mr. Kirschner’s retirement from or decision to not seek re-election to the Company’s board of directors, if such retirement or decision occurred at least one (1) year after the grant date. In all other material respects the restricted stock award agreement is identical to the Form of Restricted Stock Agreement listed in the Exhibit Index under Exhibit 10.23.

(2)	Filed herewith.