Form 10-Q
period 2018-03-31
SUPERIOR UNIFORM GROUP INC
filed 2018-05-02
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [_]          No [X]

As of April 27, 2018, the registrant had 15,157,167 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands, except shares and per share data)

	2018	2017

Net sales	$73,087	$60,987

Costs and expenses:
Cost of goods sold	48,212	38,773
Selling and administrative expenses	21,182	17,429
Other periodic pension costs	96	214
Interest expense	277	184
	69,767	56,600

Gain on sale of property, plant and equipment	-	1,018

Income before taxes on income	3,320	5,405
Income tax expense	870	1,570

Net income	$2,450	$3,835

Weighted average number of shares outstanding during the period
(Basic)	14,821,659	14,350,721
(Diluted)	15,457,629	14,929,695
Per Share Data:
Basic
Net income	$0.17	$0.27
Diluted
Net income	$0.16	$0.26

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	216	176

Gain (loss) on cash flow hedging activities	140	(128)

Foreign currency translation adjustment	52	50

Other comprehensive income	408	98

Comprehensive income	$2,858	$3,933

Cash dividends per common share	$0.0950	$0.0875

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	March 31,
	2018	December 31,
	(Unaudited)	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,442	$8,130
Accounts receivable, less allowance for doubtful accounts of $1,510 and $1,382, respectively	48,275	50,569
Accounts receivable - other	2,107	1,848
Inventories*	36,380	64,979
Contract assets	47,098	-
Prepaid expenses and other current assets	10,005	11,011
TOTAL CURRENT ASSETS	154,307	136,537

PROPERTY, PLANT AND EQUIPMENT, NET	27,033	26,844
OTHER INTANGIBLE ASSETS, NET	28,302	29,061
GOODWILL	16,042	16,032
DEFERRED INCOME TAXES	215	2,900
OTHER ASSETS	9,180	7,564
	$235,079	$218,938

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,263	$19,752
Other current liabilities	9,375	12,409
Current portion of long-term debt	6,000	6,000
Current portion of acquisition-related contingent liabilities	1,080	3,061
TOTAL CURRENT LIABILITIES	35,718	41,222

LONG-TERM DEBT	39,949	32,933
LONG-TERM PENSION LIABILITY	8,133	8,319
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	7,469	7,283
OTHER LONG-TERM LIABILITIES	4,744	4,213
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,143,328 and 15,081,947, respectively.	15	15
Additional paid-in capital	50,626	49,103
Retained earnings	95,296	83,129
Accumulated other comprehensive income (loss), net of tax:
Pensions	(7,066)	(7,282)
Cash flow hedges	50	(90)
Foreign currency translation adjustment	145	93
TOTAL SHAREHOLDERS' EQUITY	139,066	124,968
	$235,079	$218,938

* Inventories consist of the following:

	March 31,
	2018	December 31,
	(Unaudited)	2017
Finished goods	$26,767	$54,354
Work in process	935	604
Raw materials	8,678	10,021
	$36,380	$64,979

See accompanying notes to consolidated interim financial statements.

SUPERIOR UNIFORM GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Unaudited)

(In thousands)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,450	$3,835
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,626	1,358
Provision for bad debts - accounts receivable	157	146
Share-based compensation expense	1,052	842
Deferred income tax provision (benefit)	162	(320)
Gain on sale of property, plant and equipment	-	(1,018)
Change in fair value of acquisition-related contingent liabilities	209	44

Changes in assets and liabilities:
Accounts receivable - trade	2,147	7,164
Accounts receivable - other	(259)	689
Contract assets	(3,780)	-
Inventories	3,742	(1,078)
Prepaid expenses and other current assets	27	(1,892)
Other assets	(1,564)	(1,522)
Accounts payable and other current liabilities	(7,132)	(1,016)
Long-term pension liability	97	(920)
Other long-term liabilities	450	696
Net cash (used in) provided by operating activities	(616)	7,008

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,055)	(930)
Proceeds from disposals of property, plant and equipment	-	2,808
Net cash (used in) provided by investing activities	(1,055)	1,878

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	31,657	71,209
Repayment of long-term debt	(24,642)	(71,367)
Payment of cash dividends	(1,402)	(1,231)
Payment of acquisition-related contingent liability	(2,000)	(1,800)
Proceeds received on exercise of stock options	257	105
Tax benefit from vesting of acquisition-related restricted stock	105	70
Tax withholding on exercise of stock rights	(17)	(201)

Net cash provided by (used in) financing activities	3,958	(3,215)

Effect of currency exchange rates on cash	25	52

Net increase in cash and cash equivalents	2,312	5,723

Cash and cash equivalents balance, beginning of year	8,130	3,649

Cash and cash equivalents balance, end of period	$10,442	$9,372

See accompanying notes to consolidated interim financial statements.

Superior Uniform Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The consolidated interim financial statements include the accounts of Superior Uniform Group, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, and BAMKO, LLC; The Office Gurus, Ltda. de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC.  All of these entities are referred to collectively as “the Company”.  Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

b) Revenue recognition and allowance for doubtful accounts

The Company recognizes revenue in accordance with ASC 606 effective January 1, 2018. The majority of our revenues are recognized as goods are shipped and title passes and as services are provided. Under the new standard revenue is recognized for on hand inventory that is covered by a contract termination clause and has no alternative use. See Note 1(p). The Company collects sales tax for various taxing authorities. It is the Company’s policy to record revenues on a net basis. Therefore, sales taxes collected are not included in net sales for the Company. Variable consideration for estimated returns and allowances is recorded based upon historical experience and current allowance programs. Judgments and estimates are used in determining the collectability of accounts receivable and in establishing allowances for doubtful accounts. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are reflected in the period they become known. Charge-offs of accounts receivable are made once all collection efforts have been exhausted. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $0.8 million and $0.6 million for the three-month periods ended March 31, 2018 and 2017, respectively.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs were $0.1 million for each of the three-month periods ended March 31, 2018 and 2017.

f) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $2.7 million and $2.8 million for the three-month periods ended March 31, 2018 and 2017, respectively.

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate beginning March 1, 2018 with a notional amount of $18.0 million. The previous swap agreement was terminated on February 24, 2017. (See Note 2.)

On January 3, 2017, the Company entered into a foreign exchange forward contract to lock in the exchange rate on the Brazilian real to limit the risk of changes in foreign currency on the expected payment of a customer receivable. The amount of the contract was $1.8 million and settled on June 29, 2017. A loss of $0.1 million on this contract was recognized in the second quarter of 2017, which was included in selling and administrative expenses.

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

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. Historically, the Company has granted options, stock-settled stock appreciation rights, and restricted stock. In 2016, the Company began issuing performance shares as well. At March 31, 2018, the Company had 3,507,469 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update was issued as part of FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded in paid-in-capital and reflected within financing cash flows. The standard also clarifies that all cash payments when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and provides for an accounting policy election to account for forfeitures when they occur. The amendments in this update were effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period but must be reflected as of the beginning of the fiscal year. The Company elected to early adopt the standard in the fourth quarter of 2016 which required us to reflect the adjustments as of January 1, 2016. The Company has made an accounting policy election to account for forfeitures in compensation cost when they occur. There was no material impact of this election in the quarters ended March 31, 2017 or 2018.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendment requires the service cost component be presented in the same line item as compensation costs for the pertinent employees during the period. The other components of net pension cost must be presented outside a subtotal of income from operations, if one is presented. The amendments are effective for annual periods beginning after December 15, 2017 and must be applied retrospectively. The Company adopted ASU 2017-07 in the first quarter of 2018. As a result, we have added an additional line item to our consolidated statements of comprehensive income and restated our 2017 results to reflect the change in accounting principle. Service costs are included in selling and administrative expenses and other components of net pension cost are included in other periodic pension cost.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 was adopted by the Company on January 1, 2018 using the modified retrospective method. The cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings, as further described below. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. For our Uniforms and Related Products and Promotional Products segments, our revenue is primarily generated from the sale of finished products to customers as products are shipped and title passes to the customers. For certain contracts with customers, the Company creates an asset with no alternative use to the Company, and the Company has enforceable right to payment for performance completed to date. For these contracts, we have moved from a point in time model to an over time model in which our measure of progress is finished goods with no alternative use. We expect the new standard will have no cash impact and does not affect the economics of our underlying customer contracts.

We recorded a net increase in opening retained earnings of $11.2 million as of January 1, 2018 due to the cumulative impact of ASC 606. The impact on revenues for the quarter ended March 31, 2018 was an increase of $3.7 million as a result of ASC 606.

The opening retained earnings adjustment is as follows (in thousands):

Net sales	$42,880
Cost of goods sold	27,397
Selling and administrative expenses	706
Income before taxes on income	14,777
Income tax expense	3,542
Adjustment to opening retained earnings	$11,235

Payment of the cumulative tax adjustment will be made over four years as a change in accounting method.

The following table disaggregates our net sales by major source (in thousands):

	As Reported	Balances Without Adoption of	Effect of Change
	3/31/2018	ASC 606	3/31/2018

Uniform and Related Products	$48,125	$45,125	$3,000
Remote Staffing Solutions	6,286	6,286	-
Promotional Products	18,676	17,947	729
	$73,087	$69,358	$3,729

Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. In accordance with ASC 606 revenue is recorded for goods that the customer is obligated to purchase under the termination terms of the contract which have no alternative use. Contract termination terms may involve variable consideration clauses such as discounts and rebates and revenue has been adjusted accordingly in our ASC 606 adjustment. Revenue from our Remote Staffing segment is recognized as services are delivered and did not generate an ASC 606 adjustment in the quarter ended March 31, 2018.

The Company does not have any remaining performance obligations related to revenue recorded for ASC 606 for the quarter ended March 31, 2018.

The impact of adoption of ASC 606 on our consolidated balance sheet and statement of comprehensive income as of March 31, 2018 is as follows (in thousands):

Balance Sheet

	As Reported	Balances Without Adoption of	Effect of Change
	3/31/2018	ASC 606	3/31/2018
Assets:
Contract assets	$47,098	$-	$47,098
Inventory	36,380	63,722	(27,342)
Prepaid and other current assets	10,005	10,890	(885)
Deferred taxes	215	2,872	(2,657)

Liabilities:
Accounts payable	$19,263	$16,492	$2,771
Other current liabilites	9,375	8,112	1,263

In accordance with ASC 606, the Company has recognized contract assets of $47.1 million as of March 31, 2018 for goods produced without an alternative use which the Company has an enforceable right to payment but has not yet been invoiced to the customer.

	As Reported	Balances Without Adoption of	Effect of Change
	3/31/2018	ASC 606	3/31/2018
Statement of comprehensive income:
Net sales	$73,087	$69,358	$3,729
Cost of goods sold	48,212	45,496	2,716
Selling and administrative expenses	21,182	21,114	68

The cost of goods sold associated with our ASC 606 adjustment include the cost of the garments, alterations (if applicable) and shipping costs. Selling and administrative expenses consist of sales commissions.

NOTE 2 - Long-Term Debt:	March 31,	December 31,
(In thousands)	2018	2017

Note payable to BB&T, pursuant to revolving credit agreement, maturing February 25, 2022	$9,989	$1,475

Term loan payable to BB&T maturing February 26, 2024	$36,000	$37,500
	$45,989	$38,975
Less:
Payments due within one year included in current liabilities	$6,000	$6,000

Debt issuance costs	$40	$42
Long-term debt less current maturities	$39,949	$32,933

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank (the “Amended Credit Agreement”) that increased its revolving credit facility from $15 million to $20 million (the “Amended Credit Facility”) and refinanced its then-existing term loan with a new $45 million term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Amended Credit Facility. This credit agreement was paid in full on February 28, 2017 with the proceeds from a new loan agreement with Branch Banking and Trust Company (“BB&T”).

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35 million (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42 million (the “Term Loan”) which matures on February 26, 2024. Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (2.56% at March 31, 2018). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of March 31, 2018, there were no outstanding letters of credit.

The scheduled amortization for the Term Loan is as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million. The Term Loan does not include a prepayment penalty. In connection with the Credit Agreement, the Company incurred approximately $0.1 million of debt financing costs, which primarily consisted of legal fees. These costs are being amortized over the life of the Credit Agreement as additional interest expense.

The Company’s obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded indebtedness to EBITDA ratio not to exceed (4.0:1) and a fixed charge coverage ratio of at least (1.25:1). The Company is in full compliance with all terms, conditions and covenants of the Credit Agreement.

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects. As of March 31, 2018, the swap agreement had a positive fair value of $0.1 million which is presented within prepaid expenses and other current assets on the consolidated balance sheet.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company's  plans for the three-month periods ended March 31:

(In thousands)

	2018	2017
Service cost - benefits earned during the period	$27	$16
Interest cost on projected benefit obligation	242	241
Expected return on plan assets	(429)	(304)
Recognized actuarial loss	283	277
Net periodic pension cost	$123	$230

The service cost component is included in selling and administrative expenses and the other components are included in other periodic pension costs in our consolidated statements of comprehensive income.

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

There were $0.1 in contributions made to the Company’s defined benefit plans during the three-month period ended March 31, 2018. There were no contributions made to the Company’s defined benefit plans during the three-month period ended March 31, 2017.

NOTE 4 - Supplemental Cash Flow Information:

Cash paid for income taxes was $0.4 million and $0.1 million, respectively, for the three-month periods ended March 31, 2018 and 2017. Cash paid for interest was $0.2 million and $0.1 million, respectively for the three-month periods ended March 31, 2018 and 2017.

During the three months ended March 31, 2018 and 2017, respectively, the Company received 5,863 and 16,500 shares of its common stock as payment of the exercise price in the exercise of stock options for 20,234 and 41,544 shares.

As a result of the adoption of ASC 606 the following amounts were recorded on January 1, 2018: $43.3 million in contract assets, a reduction in inventory of $24.9 million, an increase in accounts payable of $2.6 million, an increase in other current liabilities of $1.1 million, and a decrease in deferred tax assets of $3.5 million.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At March 31, 2018, the Company had 3,507,469 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented:

	Three Months Ended March 31,
	(In thousands)
	2018	2017
Stock options and SARS	$823	$665
Restricted stock	124	134
Performance shares	105	43
Total share-based compensation expense	$1,052	$842

Related income tax benefit	$111	$334

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

A summary of stock option transactions during the three months ended March 31, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2017	633,877	$13.33
Granted	87,385	23.59
Exercised	(38,908)	10.35
Lapsed	-	-
Cancelled	(700)	18.68
Outstanding March 31, 2018	681,654	$14.81

At March 31, 2018, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $7.8 million. The weighted-average remaining contractual term was 40 months.

Options exercised during the three-month periods ended March 31, 2018 and 2017 had intrinsic values of $0.6 million and $0.6 million, respectively.

The weighted average fair values of the Company’s 87,385 and 90,012 options granted during the three-month periods ended March 31, 2018 and 2017 was $6.06 and $4.83, respectively.

During the three-month periods ended March 31, 2018 and 2017, respectively, the Company received $0.3 million and $0.1 million in cash from stock option exercises. Additionally, during the three-month period ended March 31, 2018 and 2017, respectively, the Company received 5,863 and 16,500 shares of its common stock as payment of the exercise price in the exercise of stock options for 20,234 and 41,544 shares. The tax benefit recognized for these exercises during the three-month periods ended March 31, 2018 and 2017 was $0.1 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding as of March 31, 2018:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$ 3.82	-	$ 5.88	102,800	2.93	$5.26
$ 7.36	-	$10.38	128,367	2.04	$7.88
$16.35	-	$18.66	316,017	3.40	$17.28
$21.63	-	$23.59	134,470	4.66	$22.90

$3.82	-	$23.59	681,654	3.32	$14.81

A summary of stock-settled SARS transactions during the three months ended March 31, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2017	146,504	$17.38
Granted	48,515	23.59
Exercised	(12,125)	17.92
Lapsed	-	-
Cancelled	-	-
Outstanding March 31, 2018	182,894	$18.99

At March 31, 2018, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $1.3 million. The weighted-average remaining contractual term was 40 months.

The weighted average fair values of the Company’s 48,515 and 43,988 SARS granted during each of the three-month periods ended March 31, 2018 and 2017 was $6.06 and $4.83, respectively.

There were 12,125 and 59,364 SARS exercised during the three-month periods ended March 31, 2018 and 2017, respectively. SARS exercised during the three-month periods ended March 31, 2018 and 2017 had intrinsic values of $0.1 million and $0.7 million, respectively. The tax benefit recognized for these exercises during each of the three-month periods ended March 31, 2018 and 2017 was $0.1 million and $0.2 million, respectively.

The following table summarizes information about SARS outstanding as of March 31, 2018:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$16.35	-	$18.66	134,379	2.83	$17.33
$23.59	-	$23.59	48,515	4.83	$23.59

$16.35	-	$23.59	182,894	3.36	$18.99

Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
March 31,	SARS	Options

Exercise price
2018	$23.59	$23.59
2017	$16.97	$16.97

Market price
2018	$23.59	$23.59
2017	$16.97	$16.97

Risk free interest rate[1]
2018	2.6%	2.6%
2017	1.9%	1.9%

Expected award life (years)[2]
2018	3	3
2017	5	5

Expected volatility[3]
2018	38.1%	38.1%
2017	36.6%	36.6%

Expected dividend yield[4]
2018	1.6%	1.6%
2017	2.1%	2.1%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the periods ending March 31, 2018 and 2017 was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of March 31, 2018, the Company had $1.2 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.08 years.

A summary of restricted stock transactions during the three months ended March 31, 2018 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2017	61,378	$17.89
Granted	24,908	23.56
Vested	-	-
Forfeited	-	-
Outstanding March 31, 2018	86,286	$19.52

Performance Shares

In the quarter ended March 31, 2018, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are based on the fair value on the date of the grant are being recognized on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of March 31, 2018, the Company had $1.5 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 3.00 years.

A summary of performance share transactions during the three months ended March 31, 2018 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2017	118,492	$17.24
Granted	2,778	26.99
Vested	-	-
Forfeited	-	-
Outstanding March 31, 2018	121,270	$17.46

NOTE 7 – Earnings Per Share:

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares of restricted stock and performance shares.

	Three Months Ended March 31,
	2018	2017
Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$2,450	$3,835

Weighted average shares outstanding - basic	14,821,659	14,350,721
Common stock equivalents	635,970	578,974
Weighted average shares outstanding - diluted	15,457,629	14,929,695
Per Share Data:
Basic
Net earnings	$0.17	$0.27
Diluted
Net earnings	$0.16	$0.26

There were no awards to purchase shares of common stock outstanding during the three-month period ending March 31, 2018 excluded from the computation of diluted EPS because the award’s exercise prices were greater than the average market price of the common shares.

Awards to purchase approximately 149,800 shares of common stock with a weighted average exercise price of $18.65 per share were outstanding during the three-month period ending March 31, 2017, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment net sales and income before taxes on income. The accounting policies of the operating segments are the same as those described in Note 1 entitled Summary of Significant Interim Accounting Policies. Amounts for corporate expenses are included in the totals for the Uniforms and Related Products segment. Information related to the operations of the Company's operating segments is set forth below.

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For theThree Months Ended
March 31, 2018
Net sales	$48,125	$7,299	$18,676	$(1,013)	$73,087

Gross margin	$16,536	$4,161	$4,849	$(671)	$24,875

Selling and administrative expenses	14,140	2,512	5,201	(671)	21,182

Other periodic pension cost	96	-	-	-	96

Interest expense	60	-	217	-	277

Income (loss) before taxes on income	$2,240	$1,649	$(569)	$-	$3,320

Depreciation and amortization	$1,065	$237	$324		$1,626

Capital expenditures	$685	$265	$105		$1,055

Total assets	$216,536	$24,296	$57,080	$(62,833)	$235,079

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
March 31, 2017
Net sales	$48,331	$4,663	$8,933	$(940)	$60,987

Gross margin	16,982	2,547	3,303	(618)	22,214

Selling and administrative expenses	13,536	1,705	2,806	(618)	17,429

Other periodic pension cost	214	-	-	-	214

Gain (loss) on sale of property, plant and equipment	(2)	1,020	-	-	1,018

Interest expense	103	-	81	-	184

Income before taxes on income	$3,127	$1,862	$416	$-	$5,405

Depreciation and amortization	$1,053	$188	$117	$-	$1,358

Capital expenditures	$847	$54	$29	$-	$930

Total assets	$174,478	$18,736	$28,385	$(24,449)	$197,150

NOTE 9 – Acquisition of Businesses:

BAMKO

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. The transaction had an effective date of March 1, 2016. The purchase price for the asset acquisition consisted of approximately $15.2 million in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vests over a five-year period, potential future payment of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO, Inc.  The transaction also included the acquisition of BAMKO, Inc.’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India.

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

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and assumed liabilities of BAMKO, Inc. based on their fair values as of the effective date of the transaction.

The following is our assignment of the aggregate consideration (in thousands):

Accounts receivable	$4,885

Prepaid expenses and other current assets	3,200

Inventories	236

Property, plant and equipment	199

Other assets	100

Identifiable intangible assets	11,360

Goodwill	6,994

Total assets	$26,974

Accounts payable	1,314

Other current liabilities	736

Total liabilities	$2,050

The Company recorded $11.4 million in identifiable intangibles at fair value, consisting of $2.1 million in acquired customer relationships, $0.4 million in non-compete agreements from the former owners of BAMKO, Inc., and $8.9 million for the acquired trade name.

The estimated fair value for acquisition-related contingent consideration payable was $5.1 million as of March 31, 2018. The current portion of $1.1 million is expected to be paid in the second quarter of 2018.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the each of three-month periods ended March 31, 2018 and 2017.

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

The estimated fair value for acquisition-related contingent consideration payable is $3.4 million as of March 31, 2018. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the three months ended March 31, 2017.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended March 31, 2017 net sales would have increased approximately $7.8 million. Net income would have increased $0.1 million in 2017, or $0.01 per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may”, “will”, “should”, “could”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, “potential”, or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition, general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or failure to discover liabilities associated with such business during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and updated on this Form 10-Q in Note 1 for recently adopted accounting standards. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Inventories

The Company’s Uniforms and Related Products segment markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments. Inventories are stated at the lower of cost or market value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

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

Goodwill is tested at a level of reporting referred to as the “reporting unit." The Company's reporting units are defined as each of its three reporting segments. As of March 31, 2018, goodwill of $4.1 million was included in the Uniforms and Related Products segment and $11.9 million was included in the Promotional Products segment.

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

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Act was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduces the U.S. corporate statutory tax rate from 34% to 21% beginning on January 1, 2018. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded an additional deferred tax expense.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the three-month periods ending March 31, 2018 and March 31, 2017, there was no change in total unrecognized tax benefits As of March 31, 2018, we had an accrued liability of $0.5 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

The Company elected to early adopt ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $0.1 million for the three-month period ended March 31, 2018 and $0.2 million for the three-month period ended March 31, 2017. For additional information please refer to “Note 1(p) – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Form 10-Q.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the three-month periods ended March 31, 2018 and 2017 includes the compensation expense for the share-based payments granted in those periods. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted stock and performance shares that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period.

Recent Acquisitions

On August 21, 2017, BAMKO acquired substantially all of the assets of PublicIdentity, Inc. (“Public Identity”). Public Identity is a promotional products and branded merchandise agency that provides promotional products and branded merchandise to corporate clients and universities. The purchase price consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020. The majority of the shares issued vest over a three-year period.

On November 30, 2017, BAMKO acquired substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands. The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of Tangerine.

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

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $19.3 million in net sales to outside customers in 2017.  We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth in this segment in 2018 and beyond.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise needed to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective March 1, 2016. BAMKO has been operating in the promotional products industry for more than 16 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market, such as the recent acquisitions of Public Identity and Tangerine Promotions. We formed the Promotional Products segment in 2016 as a result of the BAMKO acquisition; and we expect to strengthen our position in the promotional products and branded merchandise market as we believe this product line is a synergistic fit with our uniform business.

Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Net Sales	Three Months Ended March 31,
	(in thousands)
	2018	2017	% Change
Uniforms and Related Products	$48,125	$48,331	(0.4)%
Remote Staffing Solutions	7,299	4,663	56.5
Promotional Products	18,676	8,933	109.1
Net intersegment eliminations	(1,013)	(940)	7.8
Consolidated Net Sales	$73,087	$60,987	19.8%

Net Sales

Net sales for the Company increased 19.8% from $61.0 million for the three months ended March 31, 2017 to $73.1 million for the three months ended March 31, 2018.   The aggregate increase in net sales is attributed to the acquisitions of Public Identity on August 21, 2017 and Tangerine on December 1, 2017 (contributing 14.2%), other increases from our Promotional Products segment (contributing 1.7%), an increase in net sales after intersegment eliminations of our Remote Staffing Solutions segment (contributing 4.2%), partially offset by a reduction in net sales of our Uniforms and Related Products segment (contributing a decrease of 0.3%).

Uniforms and Related Products net sales decreased 0.4% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The slight decrease in sales for this segment is attributed to several factors. One of our larger customers was acquired by one of its competitors in 2016. The acquiring company was serviced by a different uniform provider that has taken over this account. We will continue to service this customer at a reduced rate. The reduction in net sales from this customer was approximately $1.3 million. The segment also experienced reductions in sales of $2.2 million due to the timing of rollout patterns for several customers. These decreases were partially offset by the adoption of ASC 606 which resulted in recognizing an additional $3.0 million of net sales in the first quarter of 2018.

Remote Staffing Solutions net sales increased 56.5% before intersegment eliminations and 68.8% after intersegment eliminations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. These increases are attributed to continued market penetration in 2018, with respect to both new and existing customers.

Promotional Products net sales increased 109.1% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is primarily due to two acquisitions in the latter part of 2017 (contributing 97.1%), the adoption of ASC 606 (contributing 8.2%) and new customer acquisitions and expanded programs with existing customers (contributing 3.8%).

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.6% for the three months ended March 31, 2018 and 64.9% for the three months ended March 31, 2017. The increase as a percentage of net sales is attributed to an increase in direct product cost as a percentage of net sales during the three months ended March 31, 2018 primarily due to customer mix.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 43.0% for the three months ended March 31, 2018 and 45.4% for the three months ended March 31, 2017. The percentage decrease in 2018 as compared to 2017 is primarily attributed to lower payroll related costs for new employees to support revenue growth. In certain locations, agents begin at a lower training wage and do not initially qualify for certain incentives.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 74.0% for the three months ended March 31, 2018 and 63.0% for the three months ended March 31, 2017. The increase as a percentage of net sales is primarily attributed to the acquisition of Tangerine, which has lower gross margins compared to the other operating divisions in the segment. In addition, cost of goods sold as a percentage of revenue for this segment can fluctuate in quarterly comparisons based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 29.4% for the three months ended March 31, 2018 and 28.0% for the three months ended March 31, 2017. The increase as a percentage of net sales was primarily due to professional fees related to a special project (contributing 1.3%) and investment losses on life insurance contracts (contributing 0.3%). These increases were partially offset by decreased salaries, wages and benefits exclusive of retirement plan expenses and medical costs (contributing 0.4%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 34.4% for the three months periods ended March 31, 2018 and 36.6% for the three months ended March 31, 2017. The decrease is primarily attributed to increased operating efficiencies with continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 27.8% for the three months ended March 31, 2018 and 31.4% for the three months ended March 31, 2017. The decrease is primarily related to higher net sales to cover operating costs for the three months ended March 31, 2018 and a loss on a foreign exchange contract in the three months ended March 31, 2017 (contributing 0.9%). These decreases were partially offset by higher amortization expense due to the acquisitions in 2017 (contributing 1.0%) and fair market value adjustments for the acquisition related contingent liabilities (contributing 0.9%).

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center building and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2.8 million and realized a gain on sale of $1.0 million.

Interest Expense

Interest expense increased to $0.3 million for the three months ended March 31, 2018 from $0.2 million for the three months ended March 31, 2017.

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Job Acts (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. As a result of the transition tax under the Tax Act, the Company will no longer consider its undistributed earnings from foreign subsidiaries as indefinitely reinvested and has provided a deferred tax liability primarily for foreign withholding taxes that would be expected to apply when the foreign subsidiaries distribute such earnings as dividends to the Company in the United States. The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company does expect to be impacted by GILTI relative to the earnings of its foreign subsidiaries in 2018 and beyond, which may be material to our consolidated financial statements.

The effective income tax rate was 26.2% and 29.0% in the three months ended March 31, 2018 and 2017, respectively. The 2.8% decrease in the effective tax rate is attributed primarily to the reduction in corporate tax rate (13.8%), which was partially offset by the addition of the GILTI tax (3.0%), changes to executive compensation limits (0.9%), a decrease in the benefit of foreign sourced income (2.2%), a decrease in the excess tax benefit associated with share based compensation (3.4%), a decrease in state income taxes (0.9%) and other increases (0.6%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Balance Sheet

Accounts receivable - trade decreased 4.5% from $50.1 million on December 31, 2017 to $48.3 million on March 31, 2018. The decrease is primarily due to higher billings in the fourth quarter of 2017 compared to the first quarter of 2018.

Inventories decreased 44.0% from $65.0 million on December 31, 2017 to $36.4 million as of March 31, 2018. The decrease is primarily related to the adoption of ASC 606 which reduced inventory by $27.3 million

Contract assets of $47.1 million relate to the adoption of ASC 606 on January 1, 2018. See Note 1.

Prepaid expenses and other current assets decreased 9.1% from $11.0 million on December 31, 2017 to $10.0 million on March 31, 2018. The decrease is primarily attributed to a reduction in prepaid taxes due to the adoption of ASC 606. The change represents the current portion of the tax effect of the cumulative effect of the adoption of the standard of $0.9 million.

Deferred income taxes decreased from $2.9 million on December 31, 2017 to $0.2 million on March 31, 2018. The decrease is primarily attributed to the tax effect of the cumulative effect of the adoption of ASC 606 on January 1, 2018 of $2.7 million.

Other assets increased 21.4% from $7.6 million on December 31, 2017 to $9.2 million on March 31, 2018. The increase is primarily due to higher investments in our Non-Qualified Deferred Compensation Plan due to higher employee contributions to the plan.

Other current liabilities decreased 24.4% from $12.4 million on December 31, 2017 to $9.4 million on March 31, 2018. This decrease is primarily due to lower accrued salaries and wages as a result of the payment of year-end annual incentive compensation during the first quarter of the year.

Current portion of acquisition-related contingent liabilities decreased from $3.1 million on December 31, 2017 to $1.1 million on March 31, 2018. This reduction was due to the final payment for the HPI acquisition which was made during the first quarter of 2018.

Long-term debt increased 21.3% from $32.9 million on December 31, 2017 to $39.9 million on March 31, 2018. The increase is primarily due to higher borrowings on our revolver loan to fund operations partially offset by scheduled repayments on our term loan.

Cash Flows

Cash and cash equivalents increased by $2.3 million from $8.1 million on December 31, 2017 to $10.4 million as of March 31, 2018. During the three months ended March 31, 2018, the Company used cash of $0.6 million for operating activities, used cash of $1.1 million for investing activities to fund capital expenditures, and provided $4.0 million from financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.

During the three months ended March 31, 2018 and 2017, the Company paid cash dividends of $1.4 million and $1.2 million, respectively.

Credit Agreement

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provides a new revolving credit facility of $35.0 million (the “Credit Facility”) which terminates on February 25, 2022 and provides a new term loan of $42.0 million (the “Term Loan”) which matures on February 26, 2024. Both loans are based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest is payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75% (2.56% at March 31, 2018). The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the Credit Facility. The available balance under the Credit Facility is reduced by outstanding letters of credit. As of March 31, 2018, there were no outstanding letters of credit.

The scheduled amortization for the term loan is as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million. The term loan does not include a prepayment penalty. The Company’s obligations under the Credit Agreement are secured by substantially all of the operating assets of Superior Uniform Group, Inc. and are guaranteed by all domestic subsidiaries of Superior Uniform Group, Inc. The agreement contains restrictive provisions concerning a maximum funded indebtedness to EBITDA ratio not to exceed 4.0:1 as defined in the agreement and a fixed charge coverage ratio of at least 1.25:1. See Note 2.

In connection with entering into the Credit Agreement, the Company terminated the Third Amended and Restated Credit Agreement, dated March 8, 2016, among Fifth Third Bank, N.A., as lender, the Company, as borrower, and other loan parties from time to time party thereto, which consisted of a $20 million revolving credit facility and a $45 million term loan, both of which were repaid in full on February 28, 2017. See Note 2.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Term Loan and Credit Facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2018 would have resulted in approximately $0.1 million in additional pre-tax interest expense for the three months ended March 31, 2018. See Note 2.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of March 31, 2018, we have no foreign currency exchange hedging contracts. See Note 1(k). There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the three months ended March 31, 2018, transaction losses were not significant.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2018 we adopted ASC 606, Revenue from Contracts with Customers. We implemented changes to our processes related to revenue recognition and the related control activities. These include evaluating contracts with the five-step model, contract review, and inventory analysis. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.          Legal Proceedings

None.

ITEM 1A.        Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2018, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Uniform Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended March 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(January 1, 2018 to January 31, 2018)	-	-	-	-
Month #2
(February 1, 2018 to February 28, 2018)	-	-	-	-
Month #3
(March 1, 2018 to March 31, 2018)	-	-	-	-
TOTAL	-	-	-	216,575

(1)     On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

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

Date: May 2, 2018	SUPERIOR UNIFORM GROUP, INC.

	By	/s/ Michael Benstock
Michael Benstock Chief Executive Officer (Principal Executive Officer) and Director

Date: May 2, 2018
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr. Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.