Form 10-Q
period 2018-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2018-07-26
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

Commission file number: 001-05869

Exact name of registrant as specified in its charter:
Superior Group of Companies, Inc.

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

As of July 23, 2018, the registrant had 15,311,541 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Superior Group of Companies, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands, except shares and per share data)

	2018	2017

Net sales	$82,392	$65,604

Costs and expenses:
Cost of goods sold	53,114	42,230
Selling and administrative expenses	23,327	16,994
Other periodic pension costs	96	484
Interest expense	758	195
	77,295	59,903

Income before taxes on income	5,097	5,701
Income tax expense	1,280	1,360

Net income	$3,817	$4,341

Weighted average number of shares outstanding during the period
(Basic)	14,956,221	14,501,399
(Diluted)	15,559,404	15,040,431
Per Share Data:
Basic
Net income	$0.26	$0.30
Diluted
Net income	$0.25	$0.29

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	215	320

Gain (loss) on cash flow hedging activities	72	(52)

Foreign currency translation adjustment	(509)	(43)

Other comprehensive (loss) income	(222)	225

Comprehensive income	$3,595	$4,566

Cash dividends per common share	$0.0950	$0.0875

See accompanying notes to consolidated interim financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

Superior Group of Companies, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands, except shares and per share data)

	2018	2017

Net sales	$155,479	$126,591

Costs and expenses:
Cost of goods sold	101,326	81,003
Selling and administrative expenses	44,509	34,423
Other periodic pension costs	192	698
Interest expense	1,035	379
	147,062	116,503

Gain on sale of property, plant and equipment	-	1,018

Income before taxes on income	8,417	11,106
Income tax expense	2,150	2,930

Net income	$6,267	$8,176

Weighted average number of shares outstanding during the period
(Basic)	14,888,940	14,426,060
(Diluted)	15,508,517	14,985,063
Per Share Data:
Basic
Net income	$0.42	$0.57
Diluted
Net income	$0.40	$0.55

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	431	496

Gain (loss) on cash flow hedging activities	212	(180)

Foreign currency translation adjustment	(457)	7

Other comprehensive income	186	323

Comprehensive income	$6,453	$8,499

Cash dividends per common share	$0.1900	$0.1750

See accompanying notes to consolidated interim financial statements.

Superior Group of Companies, Inc. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	June 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,164	$8,130
Accounts receivable, less allowance for doubtful accounts of $1,722 and $1,382, respectively	63,269	50,569
Accounts receivable - other	2,522	1,848
Inventories*	67,852	64,979
Contract assets	46,826	-
Prepaid expenses and other current assets	10,830	11,011
TOTAL CURRENT ASSETS	195,463	136,537

PROPERTY, PLANT AND EQUIPMENT, NET	28,564	26,844
OTHER INTANGIBLE ASSETS, NET	66,338	29,061
GOODWILL	35,327	16,032
DEFERRED INCOME TAXES	-	2,900
OTHER ASSETS	9,470	7,564
	$335,162	$218,938

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,337	$19,752
Other current liabilities	11,327	12,409
Current portion of long-term debt	6,000	6,000
Current portion of acquisition-related contingent liabilities	1,410	3,061
TOTAL CURRENT LIABILITIES	41,074	41,222

LONG-TERM DEBT	122,801	32,933
LONG-TERM PENSION LIABILITY	7,947	8,319
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	5,056	7,283
DEFERRED INCOME TAXES	8,900	-
OTHER LONG-TERM LIABILITIES	3,800	4,213
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,311,541 and 15,081,947, respectively.	15	15
Additional paid-in capital	54,998	49,103
Retained earnings	97,664	83,129
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,851)	(7,282)
Cash flow hedges	122	(90)
Foreign currency translation adjustment	(364)	93
TOTAL SHAREHOLDERS' EQUITY	145,584	124,968
	$335,162	$218,938

* Inventories consist of the following:

	June 30,
	2018	December 31,
	(Unaudited)	2017
Finished goods	$58,633	$54,354
Work in process	939	604
Raw materials	8,280	10,021
	$67,852	$64,979

See accompanying notes to consolidated interim financial statements.

Superior Group of Companies, Inc. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,267	$8,176
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,646	2,715
Provision for bad debts - accounts receivable	323	575
Share-based compensation expense	1,490	1,108
Deferred income tax provision (benefit)	302	(509)
Gain on sale of property, plant and equipment	-	(1,018)
Change in fair value of acquisition-related contingent liabilities	(840)	81

Changes in assets and liabilities, net of acquistion of business
Accounts receivable - trade	(3,492)	552
Accounts receivable - other	(674)	674
Contract assets	(972)	-
Inventories	2,953	1,632
Prepaid expenses and other current assets	242	(1,353)
Other assets	(1,827)	(1,784)
Accounts payable and other current liabilities	(7,368)	(2,223)
Long-term pension liability	195	(894)
Other long-term liabilities	(497)	829
Net cash (used in) provided by operating activities	(252)	8,561

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,414)	(2,004)
Acquistion of business, net of acquired cash	(85,597)	-
Proceeds from disposals of property, plant and equipment	-	2,810
Net cash (used in) provided by investing activities	(88,011)	806

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	146,157	72,422
Repayment of long-term debt	(56,289)	(74,088)
Payment of cash dividends	(2,827)	(2,490)
Payment of acquisition-related contingent liabilities	(3,033)	(1,800)
Proceeds received on exercise of stock options	405	798
Tax benefit from vesting of acquisition-related restricted stock	105	70
Tax withholding on exercise of stock rights	(17)	(421)

Net cash provided by (used in) financing activities	84,501	(5,509)

Effect of currency exchange rates on cash	(204)	76

Net (decrease) increase in cash and cash equivalents	(3,966)	3,934

Cash and cash equivalents balance, beginning of year	8,130	3,649

Cash and cash equivalents balance, end of period	$4,164	$7,583

See accompanying notes to consolidated interim financial statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The consolidated interim financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda. de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as “the Company”. Effective May 3, 2018 Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc. Intercompany items have been eliminated in consolidation. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and filed with the Securities and Exchange Commission. The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $1.1 million and $0.6 million for the three-month periods ended June 30, 2018 and 2017 respectively. Amortization expense for other intangible assets was $1.8 million and $1.1 million for the six-month periods ended June 30, 2018 and 2017, respectively.

e) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for the three-month periods ended June 30, 2018 and 2017 were $0.2 million and $0.1 million, respectively. Advertising costs for the six-month periods ended June 30, 2018 and 2017 were $0.2 million and $0.1 million, respectively.

f) Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with in-bound and out-bound freight are generally recorded in cost of goods sold.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $3.3 million and $2.7 million for the three-month periods ended June 30, 2018 and 2017, respectively.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $6.0 million and $5.4 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate beginning March 1, 2018 with a notional amount of $18.0 million. This agreement was amended on May 2, 2018.  (See Note 2.)

On January 3, 2017, the Company entered into a foreign exchange forward contract to lock in the exchange rate on the Brazilian real to limit the risk of changes in foreign currency on the expected payment of a customer receivable. The amount of the contract was $1.8 million and settled on June 29, 2017. For the three month and six month periods ended June 30, 2017 respectively the Company recognized a gain of $0.1 million and a loss of $0.1 million on this contract which were included in selling and administrative expenses.

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

o) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success.  Historically, the Company has granted options, stock-settled stock appreciation rights, and restricted stock.  In 2016, the Company began issuing performance shares as well.  At June 30, 2018, the Company had 3,497,119 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting”.  This update was issued as part of FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees.  The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded in paid-in-capital and reflected within financing cash flows.  The standard also clarifies that all cash payments when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows and provides for an accounting policy election to account for forfeitures when they occur.  The amendments in this update were effective for annual and interim periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period but must be reflected as of the beginning of the fiscal year.  The Company elected to early adopt the standard in the fourth quarter of 2016 which required us to reflect the adjustments as of January 1, 2016.  The Company has made an accounting policy election to account for forfeitures in compensation cost when they occur.  There was no material impact of this election in the three or six months ended June 30, 2018 or 2017.

In March 2017, the FASB issued ASU 2017-07 “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendment requires the service cost component be presented in the same line item as compensation costs for the pertinent employees during the period. The other components of net pension cost must be presented outside a subtotal of income from operations, if one is presented. The amendments are effective for annual periods beginning after December 15, 2017 and must be applied retrospectively. The Company adopted ASU 2017-07 in the first quarter of 2018. As a result, we have added an additional line item to our consolidated statements of comprehensive income and restated our 2017 results to reflect the change in accounting principle. Service costs are included in selling and administrative expenses and other components of net pension cost are included in other periodic pension costs.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 was adopted by the Company on January 1, 2018 using the modified retrospective method. The cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings, as further described below. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. For our Uniforms and Related Products and Promotional Products segments, our revenue is primarily generated from the sale of finished products to customers as products are shipped and title passes to the customers. For certain contracts with customers, the Company creates an asset with no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date. For these contracts, we have moved from a point in time model to an over time model in which our measure of progress is finished goods with no alternative use. We expect the new standard will have no cash impact and does not affect the economics of our underlying customer contracts.

We recorded a net increase in opening retained earnings of $11.2 million as of January 1, 2018 due to the cumulative impact of ASC 606. The impact on revenues for the three months ended June 30, 2018 was a decrease of $2.9 million as a result of ASC 606. The impact on revenues for the six months ended June 30, 2018 was an increase of $0.8 million as a result of ASC 606.

The opening retained earnings adjustment is as follows (in thousands):

Net sales	$42,880
Cost of goods sold	27,397
Selling and administrative expenses	706
Income before taxes on income	14,777
Income tax expense	3,542
Adjustment to opening retained earnings	$11,235

Payment of the cumulative tax adjustment will be made over four years as a change in accounting method.

The following tables disaggregate our net sales by major source (in thousands):

	As Reported for Three Months Ended	Balances Without Adoption of	Effect of Change
	6/30/2018	ASC 606	6/30/2018

Uniform and Related Products	$56,403	$60,001	$(3,598)
Remote Staffing Solutions	6,975	6,975	-
Promotional Products	19,014	18,355	659
	$82,392	$85,331	$(2,939)

	As Reported for Six Months Ended	Balances Without Adoption of	Effect of Change
	6/30/2018	ASC 606	6/30/2018

Uniform and Related Products	$104,528	$105,126	$(598)
Remote Staffing Solutions	13,261	13,261	-
Promotional Products	37,690	36,302	1,388
	$155,479	$154,689	$790

Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. In accordance with ASC 606 revenue is recorded for goods that the customer is obligated to purchase under the termination terms of the contract which have no alternative use. Contract termination terms may involve variable consideration clauses such as discounts and rebates and revenue has been adjusted accordingly in our ASC 606 adjustment. Revenue from our Remote Staffing segment is recognized as services are delivered and did not generate an ASC 606 adjustment in the three or six month periods ended June 30, 2018.

The Company does not have any remaining performance obligations related to revenue recorded for ASC 606 for the quarter ended June 30, 2018.

The impact of adoption of ASC 606 on our consolidated balance sheet and statement of comprehensive income as of June 30, 2018 is as follows (in thousands):

Balance Sheet

	As Reported	Balances Without Adoption of	Effect of Change
	6/30/2018	ASC 606	6/30/2018
Assets:
Contract assets	$46,826	$-	$46,826
Inventory	67,852	94,692	(26,840)
Prepaid and other current assets	10,830	11,791	(961)
Deferred taxes	(8,900)	(6,014)	(2,886)

Liabilities:
Accounts payable	$22,337	$19,841	$2,496
Other current liabilites	11,327	10,023	1,304

In accordance with ASC 606, the Company has recognized contract assets of $46.8 million as of June 30, 2018 for goods produced without an alternative use which the Company has an enforceable right to payment but has not yet been invoiced to the customer.

	As Reported for Three Months Ended	Balances Without Adoption of	Effect of Change
	6/30/2018	ASC 606	6/30/2018
Statement of comprehensive income:
Net sales	$82,392	$85,331	$(2,939)
Cost of goods sold	53,114	55,147	(2,033)
Selling and administrative expenses	23,327	23,417	(90)

	As Reported for Six Months Ended	Balances Without Adoption of	Effect of Change
	6/30/2018	ASC 606	6/30/2018
Statement of comprehensive income:
Net sales	$155,479	$154,689	$790
Cost of goods sold	101,326	100,643	683
Selling and administrative expenses	44,509	44,531	(22)

The cost of goods sold associated with our ASC 606 adjustment include the cost of the garments, alterations (if applicable) and shipping costs. Selling and administrative expenses consist of sales commissions.

NOTE 2 - Long-Term Debt:	June 30,	December 31,
(In thousands)	2018	2017

Note payable to BB&T, pursuant to revolving credit agreement, maturing May 2023	$9,524	$1,475

Term loan payable to BB&T maturing February 26, 2024	$34,500	$37,500

Term loan payable to BB&T maturing May 2020	$85,000	$-
	$129,024	$38,975
Less:
Payments due within one year included in current liabilities	$6,000	$6,000
Debt issuance costs	$223	$42
Long-term debt less current maturities	$122,801	$32,933

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that increased its revolving credit facility from $15 million to $20 million and refinanced its then-existing term loan with a new $45 million term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%.  The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility. This credit agreement was paid in full on February 28, 2017 with the proceeds from a new loan agreement with Branch Banking and Trust Company (“BB&T”).

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provided a new revolving credit facility of $35 million which was to terminate on February 25, 2022, and provided a new term loan of $42 million (the “Term Loan”) which matures on February 26, 2024. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility.

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated as of May 2, 2018 (the “Amended and Restated Credit Agreement”), with its existing lender, BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and provided an additional term loan in the principal amount of $85 million. No principal payments are due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan matures in May 2020. The Company’s existing term loan in the principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule. The scheduled amortization for the $42 million Term Loan is as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million. The revolving credit facility, $42 million term loan and $85 million term loan are collectively referred to as the “Credit Facilities.”

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of one-month LIBOR plus 0.68% (2.75% at June 30, 2018). Obligations outstanding under the new $85 million term loan generally have a variable interest rate of one-month LIBOR plus 0.93% for the first twelve months after the effective date (3.00% at June 30, 2018), plus 1.5% for the period from thirteen months through eighteen months after the effective date, plus 1.75% thereafter. The Company is obligated to pay a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility and a commitment fee of 0.25% on the outstanding balance of the $85 million term loan on June 1, 2019 and December 1, 2019. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2018, there were no outstanding letters of credit.  The term loans do not contain pre-payment penalties.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1.  The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement. The Company is in full compliance with all terms, conditions and covenants of the Amended and Restated Credit Agreement.

In connection with the Credit Agreement and the Amended and Restated Credit Agreement, the Company incurred approximately $0.1 million and $0.2 million of debt financing costs respectively, which primarily consisted of a loan commitment fee and legal fees. These costs are being amortized over the life of both Credit Agreements as additional interest expense.

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million.  The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024.  Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time.  Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects.   On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original  swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective May 1, 2018 and the remaining notional amount is $17.5 million.  There were no other changes to the original swap.  As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap.  As of May 2, 2018, the fair value of the original swap was $0.1 million  and will be amortized as interest expense over the remaining life of the amended swap.  Changes to the fair value of the amended swap will be recorded as interest expense.   As of June 30, 2018, there was $0.1 million related to the original swap recorded within OCI.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company's plans for the periods presented:

(In thousands)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Service cost - benefits earned during the period	$27	$16	$54	$32
Interest cost on projected benefit obligation	243	242	485	483
Expected return on plan assets	(430)	(305)	(859)	(609)
Recognized actuarial loss	283	270	566	547
Settlement loss	-	277	-	277
Net periodic pension cost	$123	$500	$246	$730

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

There were $0.1 million and $1.5 million in contributions made to the Company’s defined benefit plans during the three-month period ended June 30, 2018 and 2017, respectively. There were $0.1 million and $1.5 million in contributions made to the Company’s defined benefit plans during the six-month period ended June 30, 2018 and 2017, respectively.

NOTE 4 - Supplemental Cash Flow Information:

Cash paid for income taxes was $0.7 million and $3.7 million, respectively, for the six-month periods ended June 30, 2018 and 2017. Cash paid for interest was $0.8 million and $0.3 million, respectively for the six-month periods ended June 30, 2018 and 2017.

During the three months ended June 30, 2018 and 2017, respectively, the Company received 1,031 and 27,341 shares of its common stock as payment of the exercise price in the exercise of stock options for 6,000 and 71,599 shares.

During the six months ended June 30, 2018 and 2017, respectively, the Company received 6,894 and 43,841 shares of its common stock as payment of the exercise price in the exercise of stock options for 26,234 and 113,143 shares.

As a result of the adoption of ASC 606 the following amounts were recorded on January 1, 2018: $43.3 million in contract assets, a reduction in inventory of $24.9 million, an increase in accounts payable of $2.6 million, an increase in other current liabilities of $1.1 million, and a decrease in deferred tax assets of $3.5 million.

In conjunction with the acquisition of CID, the Company issued 150,094 shares of its common stock with a fair value of $3.8 million as part of the purchase price.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation.  This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan.  All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At June 30, 2018, the Company had 3,497,119 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	(In thousands)		(In thousands)
	2018	2017	2018	2017
Stock options and SARS	$121	$82	$944	$747
Restricted stock	140	80	264	164
Performance shares	177	104	282	197
Total share-based compensation expense	$438	$266	$1,490	$1,108

Related income tax benefit	$74	$58	$185	$168

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

A summary of stock option transactions during the six months ended June 30, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2017	633,877	$13.33
Granted	98,385	23.67
Exercised	(58,058)	9.95
Lapsed	-	-
Cancelled	(1,350)	19.34
Outstanding June 30, 2018	672,854	$15.12

At June 30, 2018, options outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $4.1 million. The weighted-average remaining contractual term was 39 months.

Options exercised during the three-month period ended June 30, 2018 and 2017 had intrinsic values of $0.3 million and $1.7 million, respectively.  Options exercised during the six-month period ended June 30, 2018 and 2017 had intrinsic values of $0.9 million and $2.3 million, respectively.

The weighted average fair values of the Company’s 11,000 options granted during each of the three-month periods ended June 30, 2018 and 2017 were $10.98 and $7.41, respectively.  The weighted average fair values of the Company’s 98,385 and 101,012 options granted during each of the six-month periods ending June 30, 2018 and 2017 was $6.43 and $5.11, respectively.

During the three-month periods ended June 30, 2018 and 2017, respectively, the Company received $0.1 million and $0.7 million in cash from stock option exercises.  Additionally, during the three-month periods ended June 30, 2018 and 2017, respectively, the Company received 1,031 and 27,341 shares of its common stock as payment of the exercise price in the exercise of stock options for 6,000 and 71,599 shares.    During the six-month periods ended June 30, 2018 and 2017, respectively, the Company received $0.4 million and $0.8 million in cash from stock option exercises.  Additionally, during the six-month periods ended June 30, 2018 and 2017, the Company received 6,894 and 43,841 shares of its common stock as payment of the exercise price in the exercise of stock options for 26,234 and 113,143 shares.  The tax benefit recognized for these exercises during the three-month periods ended June 30, 2018 and 2017 was $0.1 million and $0.2 million, respectively.  The tax benefit recognized for these exercises during the six-month periods ended June 30, 2018 and 2017 was $0.1 million and $0.2 million, respectively.

The following table summarizes information about stock options outstanding as of June 30, 2018:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$ 3.82	-	$ 5.88	90,800	3.05	$5.34
$ 7.36	-	$10.38	127,767	1.80	$7.87
$16.35	-	$18.66	310,187	3.17	$17.30
$21.63	-	$24.28	144,100	4.83	$23.02

$ 3.82	-	$24.28	672,854	3.25	$15.12

A summary of stock-settled SARS transactions during the six months ended June 30, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2017	146,504	$17.38
Granted	48,515	23.59
Exercised	(12,125)	17.92
Lapsed	-	-
Cancelled	-	-
Outstanding June 30, 2018	182,894	$18.99

At June 30, 2018, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $0.5 million. The weighted-average remaining contractual term was 37 months.

The weighted average fair values of the Company’s 48,515 and 43,988 SARS granted during the six-month periods ended June 30, 2018 and 2017 was $6.06 and $4.83, respectively.

There were no SARS exercised during the three-month period ended June 30, 2018.  There were 68,698 SARS exercised during the three-month period ended June 30, 2017.  SARS exercised during the three-month period ended June 30, 2017 had an intrinsic value of $0.8 million.  The tax benefit recognized for the exercise during the three-month period ended June 30, 2017 was $0.3 million.

There were 12,125 and 128,062 SARS exercised during the six-month periods ended June 30, 2018 and 2017, respectively.  SARS exercised during the six-month periods ended June 30, 2018 and 2017 had intrinsic values of $0.1 million and $1.5 million, respectively.  The tax benefit recognized for these exercises during each of the six-month periods ended June 30, 2018 and 2017 was $0.1 million and $0.6 million, respectively.

The following table summarizes information about SARS outstanding as of June 30, 2018:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$16.35	-	$18.66	134,379	2.58	$17.33
$23.59	-	$23.59	48,515	4.58	$23.59

$16.35	-	$23.59	182,894	3.11	$18.99

Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
June 30,	SARS	Options

Exercise price
2018	N/A	$24.28
2017	N/A	$18.05

Market price
2018	N/A	$24.28
2017	N/A	$18.05

Risk free interest rate[1]
2018	N/A	2.9%
2017	N/A	2.4%

Expected award life (years)[2]
2018	N/A	10
2017	N/A	10

Expected volatility[3]
2018	N/A	42.1%
2017	N/A	41.4%

Expected dividend yield[4]
2018	N/A	1.6%
2017	N/A	1.9%

Six months ended
June 30,	SARS	Options

Exercise price
2018	$23.59	$23.59	-	$24.28
2017	$16.97	$16.97	-	$18.05

Market price
2018	$23.59	$23.59	-	$24.28
2017	$16.97	$16.97	-	$18.05

Risk free interest rate[1]
2018	2.6%	2.6%	-	2.9%
2017	1.9%	1.9%	-	2.4%

Expected award life (years)[2]
2018	3	3	-	10
2017	5	5	-	10

Expected volatility[3]
2018	38.1%	38.1%	-	42.1%
2017	36.6%	36.6%	-	41.4%

Expected dividend yield[4]
2018	1.6%		1.6%
2017	2.1%	1.9%	-	2.1%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the periods ending June 30, 2018 and 2017 was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of June 30, 2018, the Company had $1.1 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 1.83 years.

A summary of restricted stock transactions during the six months ended June 30, 2018 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2017	61,378	$17.89
Granted	24,908	23.56
Vested	-	-
Forfeited	-	-
Outstanding June 30, 2018	86,286	$19.52

Performance Shares

In the six months ended June 30, 2018, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are based on the fair value on the date of the grant are being recognized on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of June 30, 2018, the Company had $2.9 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 3.18 years.

A summary of performance share transactions during the six months ended June 30, 2018 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2017	118,492	$17.24
Granted	75,886	25.05
Vested	-	-
Forfeited	(8,952)	25.05
Outstanding June 30, 2018	185,426	$20.06

NOTE 7 – Earnings Per Share:

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares of restricted stock and performance shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$3,817	$4,341	$6,267	$8,176

Weighted average shares outstanding - basic	14,956,221	14,501,399	14,888,940	14,426,060
Common stock equivalents	603,183	539,032	619,577	559,003
Weighted average shares outstanding - diluted	15,559,404	15,040,431	15,508,517	14,985,063
Per Share Data:
Basic
Net earnings	$0.26	$0.30	$0.42	$0.57
Diluted
Net earnings	$0.25	$0.29	$0.40	$0.55

There were no awards to purchase shares of common stock outstanding during the three-month period ending June 30, 2018 and June 30, 2017 excluded from the computation of diluted EPS because the award’s exercise prices were greater than the average market price of the common shares.

Awards to purchase approximately 149,800 shares of common stock with a weighted average exercise price of $18.65 per share were outstanding during the six-month period ending June 30, 2017, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. There were no such awards outstanding during the six-month period ending June 30, 2018.

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

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
June 30, 2018
Net sales	$56,403	$8,001	$19,014	$(1,026)	$82,392

Gross margin	$20,181	$4,646	$5,121	$(670)	$29,278

Selling and administrative expenses	17,399	2,778	3,820	(670)	23,327

Other periodic pension cost	96	-	-	-	96

Interest expense	495	-	263	-	758

Income before taxes on income	$2,191	$1,868	$1,038	$-	$5,097

Depreciation and amortization	$1,449	$253	$318	$-	$2,020

Capital expenditures	$708	$554	$97	$-	$1,359

Total assets	$303,099	$25,664	$60,142	$(53,743)	$335,162

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
June 30, 2017
Net sales	$52,112	$5,562	$8,859	$(929)	$65,604

Gross margin	18,172	3,005	2,796	(599)	23,374

Selling and administrative expenses	13,138	1,761	2,694	(599)	16,994

Other periodic pension cost	484	-	-	-	484

Interest expense	107	-	88	-	195

Income before taxes on income	$4,443	$1,244	$14	$-	$5,701

Depreciation and amortization	$1,046	$197	$114	$-	$1,357

Capital expenditures	$797	$253	$24	$-	$1,074

Total assets	$174,008	$19,784	$30,981	$(26,590)	$198,183

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended
June 30, 2018
Net sales	$104,528	$15,300	$37,690	$(2,039)	$155,479

Gross margin	$36,717	$8,807	$9,970	$(1,341)	$54,153

Selling and administrative expenses	31,538	5,290	9,022	(1,341)	44,509

Other periodic pension cost	192	-	-	-	192

Interest expense	555	-	480	-	1,035

Income before taxes on income	$4,432	$3,517	$468	$-	$8,417

Depreciation and amortization	$2,514	$490	$642	$-	$3,646

Capital expenditures	$1,393	$819	$202	$-	$2,414

Total assets	$303,099	$25,664	$60,142	$(53,743)	$335,162

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended
June 30, 2017
Net sales	$100,443	$10,225	$17,792	$(1,869)	$126,591

Gross margin	35,154	5,552	6,099	(1,217)	45,588

Selling and administrative expenses	26,674	3,466	5,500	(1,217)	34,423

Other periodic pension cost	698	-	-	-	698

Gain (loss) on sale of property, plant and equipment	(2)	1,020	-	-	1,018

Interest expense	210	-	169	-	379

Income before taxes on income	$7,570	$3,106	$430	$-	$11,106

Depreciation and amortization	$2,099	$385	$231	$-	$2,715

Capital expenditures	$1,644	$307	$53	$-	$2,004

Total assets	$174,008	$19,784	$30,981	$(26,590)	$198,183

NOTE 9 – Acquisition of Businesses:

CID Resources

On May 2, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with CID Resources, Inc., a Delaware corporation (“CID”), CID Resources Holdings LLC, a Delaware limited liability company (the “Seller”), and certain of the equityholders of the Seller (such signatories, the “Equityholders”). Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding common stock and Series A preferred stock of CID effective as of May 2, 2018. CID, headquartered in Coppell, Texas, manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

The purchase price in the acquisition consists of the following, subject to adjustment in accordance with the terms of the Purchase Agreement: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid Seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock to an Equityholder (the “Buyer Shares”). Any working capital adjustment will be based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash consideration at closing	$84,430

Superior common stock issued	3,763

Cash and working capital adjustment	2,496

Total Consideration	$90,689

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the tangible and intangible assets and liabilities of CID based on their estimated fair values as of May 2, 2018. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of CID based on their estimated fair values as of the effective date of the transaction.

The assets and liabilities of CID shown below are based on our preliminary estimates of their acquisition date fair values. Our final fair value determination may be significantly different than those shown below.

The following is our preliminary assignment of the aggregate consideration (in thousands):

Cash	$1,329

Accounts receivable	9,656

Prepaid expenses and other current assets	1,262

Inventories	30,691

Property, plant and equipment	1,134

Contract assets	2,535

Identifiable intangible assets	39,087

Goodwill	19,414

Total assets	$105,108

Accounts payable	4,472

Deferred tax liability	8,999

Other current liabilities	948

Total liabilities	$14,419

The Company recorded $39.1 million in identifiable intangibles at fair value, consisting of $24.8 million in acquired customer relationships, $0.8 million in non-compete agreements and $13.5 million for the brand name.

Goodwill was calculated as the difference between the fair value of the consideration and the values assigned to the assets acquired and liabilities assumed.  This goodwill will not be deductible for tax purposes.

The intangible assets associated with the customer relationships are being amortized for fifteen years beginning on May 2, 2018 and the non-compete agreement is being amortized for five years. The trade name is considered an indefinite-life asset and as such is not being amortized.

The Company recognized amortization expense on these acquired intangible assets of $0.3 million for the three-month period ended June 30, 2018.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended June 30, 2018 net sales would have increased approximately $5.1 million. Net income would have increased $1.3 million in 2018, or $.08 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the six months ended June 30, 2018 net sales would have increased approximately $22.3 million. Net income would have increased $2.6 million in 2018, or $.17 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended June 30, 2017 net sales would have increased approximately $14.1 million. Net income would have increased $0.3 million in 2017, or $0.02 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the six months ended June 30, 2017 net sales would have increased approximately $30.8 million. Net income would have decreased $0.1 million in 2017, or $0.01 per share.

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

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash consideration at closing, net of cash acquired	$15,161

Restricted shares of Superior common stock issued	4,558

Contingent consideration	5,205

Total Consideration	$24,924

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

The estimated fair value for acquisition-related contingent consideration payable was $3.6 million as of June 30, 2018. The current portion of $0.8 million is expected to be paid in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the each of three-month periods ended June 30, 2018 and 2017 and $0.2 million for each of the six-month periods ended June 30, 2018 and 2017.

Public Identity

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country.

The purchase price for the acquisition consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020.  The majority of the shares issued vest over a three-year period.  The preliminary estimated fair value of the consideration transferred is approximately $2.3 million.  Based upon our estimates of their acquisition date fair values, we have assigned approximately $1.7 million to identifiable intangible assets and approximately $0.6 million to goodwill.

Tangerine Promotions

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd and Tangerine Promotions West, Inc (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands. The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities.

Fair Value of Consideration Transferred

A Summary of the purchase price is as follows (in thousands):

Cash consideration at closing	$7,222

Restricted shares of Superior common stock issued	1,657

Contingent consideration	3,209

Total Consideration	$12,088

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

The estimated fair value for acquisition-related contingent consideration payable is $2.9 million as of June 30, 2018. The current portion of $0.6 million is expected to be paid in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the three-month period ended June 30, 2018, and $0.3 million for the six-month period ended June 30, 2018.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended June 30, 2017 net sales would have increased approximately $11.3 million. Net income would have increased $0.3 million in 2017, or $.02 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the six months ended June 30, 2017 net sales would have increased approximately $19.1 million. Net income would have increased $0.4 million in 2017, or $.03 per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may”, “will”, “should”, “could”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, “potential”, or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition, general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or failure to discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the “Risk Factors” section herin.  Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and updated in Note 1 of this Form 10-Q for recently adopted accounting standards. Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $0.6 million.

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

Contract Assets

A contract asset is an enforceable right to payment for goods or services transferred to a customer if the right to payment is conditional on something other than the passage of time. In accordance with ASC 606, the Company recognizes contract assets for goods with no alternative use and the Company has an enforceable right to payment for performance completed to date.

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

Goodwill is tested at a level of reporting referred to as the “reporting unit." The Company's reporting units are defined as each of its three reporting segments. As of June 30, 2018, goodwill of $23.5 million was included in the Uniforms and Related Products segment and $11.8 million was included in the Promotional Products segment.  $19.4 million in goodwill is attributed to the CID acquisition and is not deductible for tax purposes.

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

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the six-month periods ending June 30, 2018 and June 30, 2017, there was no change in total unrecognized tax benefits. As of June 30, 2018, we had an accrued liability of $0.5 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

The Company elected to early adopt ASU 2016-09 “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendment requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $0.1 million for the three-month period ended June 30, 2018 and $0.4 million for the three-month period ended June 30, 2017. For additional information please refer to “Note 1(p) – Recent Accounting Pronouncements” in the notes to the consolidated financial statements included in this Form 10-Q. The recognition of excess tax benefits in our provision for income taxes rather than paid-in-capital resulted in an income tax benefit of $0.1 million for the six-month period ended June 30, 2018 and $0.6 million for the six-month period ended June 30, 2017.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the six-month periods ended June 30, 2018 and 2017 includes the compensation expense for the share-based payments granted in those periods. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that fully vest on the date of grant and restricted stock and performance shares that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period.

Recent Acquisitions

On May 2, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with CID Resources, Inc. (“CID”). Headquartered in Coppell, Texas, CID manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

The purchase price in the acquisition consists of the following, subject to adjustment in accordance with the terms of the Purchase Agreement: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid Seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock (representing approximately $3.8 million) to an Equityholder (the “Buyer Shares”). Any working capital adjustment will be based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

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

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment.  Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors.  Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, voluntary employee turnover at our customers can have a significant impact on our business.  The current economic environment in the United States is continuing to see moderate improvement in the employment environment and voluntary employee turnover has been increasing.   We also continue to see an increase in the demand for employees in the healthcare sector.  The acquisition of CID also adds a new sales channel for the Company to sell healthcare apparel through retailers.

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

Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Net Sales	Three Months Ended June 30,
	(in thousands)
	2018	2017	% Change
Uniforms and Related Products	$56,403	$52,112	8.2%
Remote Staffing Solutions	8,001	5,562	43.9
Promotional Products	19,014	8,859	114.6
Net intersegment eliminations	(1,026)	(929)	10.4
Consolidated Net Sales	$82,392	$65,604	25.6%

Net Sales

Net sales for the Company increased 25.6% from $65.6 million for the three months ended June 30, 2017 to $82.4 million for the three months ended June 30, 2018.   The aggregate increase in net sales is attributed to the acquisitions of Public Identity on August 21, 2017, Tangerine on December 1, 2017 and CID Resources on May 2, 2018 (contributing 34.0%), an increase in net sales after intersegment eliminations of our Remote Staffing Solutions segment (contributing 3.6%), partially offset by the adoption of ASC 606 (contributing 4.3%)  and decreases in organic net sales from of our Uniforms and Related Products segment (contributing 4.3%) and from our Promotional Products segment (contributing 3.4%).

Uniforms and Related Products net sales increased 8.2% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to the CID acquisition (contributing 20.3%), partially offset by the adoption of ASC 606 which resulted in reducing net sales $3.5 million (contributing 6.7%) and other decreases (contributing 5.4%). The other decreases are primarily due the sales of remaining inventory in the second quarter of 2017 for one of our larger customers that was acquired by one of our competitors in 2016.

Remote Staffing Solutions net sales increased 43.9% before intersegment eliminations and 50.6% after intersegment eliminations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. These increases are attributed to continued market penetration in 2018, with respect to both new and existing customers.

Promotional Products net sales increased 114.6% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to two acquisitions in the latter part of 2017 (contributing 132.4%), the adoption of ASC 606 (contributing 7.4%) partially offset by other decreases (contributing 25.2%). As we have noted in the past, net sales in this segment will tend to fluctuate more significantly than our Uniforms and Related Products segment from quarter to quarter.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.2% for the three months ended June 30, 2018 and 65.1% for the three months ended June 30, 2017. The decrease as a percentage of net sales is attributed to the acquisition of CID which tends to have higher gross margins and selling and administrative expenses. Exclusive of the results from CID, our Uniform Segment would have had cost of goods sold as a percentage of net sales of 65.3% for the three months ended June 30, 2018.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 41.9% for the three months ended June 30, 2018 and 46.0% for the three months ended June 30, 2017.  The percentage decrease in 2018 as compared to 2017 is primarily attributed to an increase in the percentage of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 73.1% for the three months ended June 30, 2018 and 68.4% for the three months ended June 30, 2017. The increase as a percentage of net sales is primarily attributed to the acquisition of Tangerine, which has lower gross margins compared to the other operating divisions in the segment. In addition, cost of goods sold as a percentage of revenue for this segment can fluctuate in quarterly comparisons based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 30.8% for the three months ended June 30, 2018 and 25.2% for the three months ended June 30, 2017.  Included within these expenses for 2018 was approximately $1.6 million of expenses associated with the CID acquisition.  Net of these acquisition related expenses, selling and administrative expenses would have been 28.0% for the total Uniforms segment for three months ended June 30, 2018.  CID’s selling and administrative expenses, excluding acquisition related expenses were approximately 32.7% of net sales for the three months ended June 30, 2018.  Due to the nature of CID’s business, they tend to have higher gross margins and selling and administrative expenses.  Exclusive of acquisition related expenses and CID’s selling and administrative expenses, selling and administrative expenses for the remainder of the Uniform segment as a percentage of net sales would have been 26.9%.  This Increase is attributed to lower net sales to cover operating expenses (contributing 3.2%) and other minor increases (contributing 0.4%), partially offset by decreased salaries, wages and benefits exclusive of retirement plan expenses and medical costs (contributing 1.9%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 34.7% for the three months ended June 30, 2018 and 31.7% for the three months ended June 30, 2017.  The increase is primarily attributed to investments in the business to support continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 20.1% for the three months ended June 30, 2018 and 30.4% for the three months ended June 30, 2017.  The decrease is primarily related to higher net sales to cover operating costs for the three months ended June 30, 2018.  In addition, the decrease is a result of fair market value adjustments for the acquisition related contingent liabilities (contributing 5.6%). These decreases were partially offset by higher amortization expense due to the acquisitions in 2017 (contributing 1.0%).

 Interest Expense

Interest expense increased to $0.8 million for the three months ended June 30, 2018 from $0.2 million for the three months ended June 30, 2017 primarily due to increased borrowings related to the May 2, 2018 acquisition of CID

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Job Acts (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. As a result of the transition tax under the Tax Act, the Company will no longer consider its undistributed earnings from foreign subsidiaries as indefinitely reinvested and has provided a deferred tax liability primarily for foreign withholding taxes that would be expected to apply when the foreign subsidiaries distribute such earnings as dividends to the Company in the United States. The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company does expect to be impacted by GILTI relative to the earnings of its foreign subsidiaries in 2018 and beyond, which may be material to our consolidated financial statements.

The effective income tax rate was 25.1% and 23.9% in the three months ended June 30, 2018 and 2017, respectively. The 1.2% increase in the effective tax rate is attributed primarily to the addition of the GILTI tax (3.7%), changes to executive compensation limits (1.0%), a decrease in the excess tax benefit associated with share based compensation (6.9%), an increase in state income taxes (2.4%), nondeductible acquisition costs (1.7%), partially offset by an increase in the benefit of foreign sourced income (1.3%), the reduction in corporate tax rate (13.0%), and other decreases (0.2%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Net Sales	Six Months Ended June 30,
	(in thousands)
	2018	2017	% Change
Uniforms and Related Products	$104,528	$100,443	4.1%
Remote Staffing Solutions	15,300	10,225	49.6
Promotional Products	37,690	17,792	111.8
Net intersegment eliminations	(2,039)	(1,869)	9.1
Consolidated Net Sales	$155,479	$126,591	22.8%

Net Sales

Net sales for the Company increased 22.8% from $126.6 million for the six months ended June 30, 2017 to $155.5 million for the six months ended June 30, 2018.   The aggregate increase in net sales is attributed to the acquisitions of Public Identity on August 21, 2017, Tangerine on December 1, 2017 and CID Resources on May 2, 2018 (contributing 24.5%), an increase in net sales after intersegment eliminations of our Remote Staffing Solutions segment (contributing 3.9%) and the adoption of ASC 606 (contributing 0.7%), partially offset by decreases in organic net sales of our Uniforms and Related Products segment (contributing 4.8%) and  from our Promotional Products segment (contributing 1.5%).

Uniforms and Related Products net sales increased 4.1% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is primarily due to the CID acquisition (contributing 10.5%), partially offset by the adoption of ASC 606 which resulted in reducing net sales $0.5 million (contributing 0.5%) and other decreases (contributing 5.9%). The other decreases in sales for this segment is attributed to several factors. One of our larger customers was acquired by one of its competitors in 2016. The acquiring company was serviced by a different uniform provider that has taken over this account. We will continue to service this customer at a reduced rate. The reduction in net sales from this customer was approximately $4.2 million including sales of remaining inventory in the second quarter of 2017. The segment also experienced other net reductions in sales of $1.8 million.

Remote Staffing Solutions net sales increased 49.6% before intersegment eliminations and 58.7% after intersegment eliminations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. These increases are attributed to continued market penetration in 2018, with respect to both new and existing customers.

Promotional Products net sales increased 111.8% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is primarily due to two acquisitions in the latter part of 2017 (contributing 114.7%), the adoption of ASC 606 (contributing 7.8%) and other decreases (contributing 10.7%). As we have noted in the past, net sales in this segment will tend to fluctuate more significantly than our Uniforms and Related Products segment from quarter to quarter.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.9% for the six months ended June 30, 2018 and 65.0% for the six months ended June 30, 2017. The decrease as a percentage of net sales is attributed to the acquisition of CID which tends to have higher gross margins and selling and administrative expenses. Exclusive of the results from CID, our Uniform Segment would have had cost of goods sold as a percentage of net sales of 65.5% for the six months ended June 30, 2018. The increase as a percentage of net sales is primarily due to changes in customer mix.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.4% for the six months ended June 30, 2018 and 45.7% for the six months ended June 30, 2017.  The percentage decrease in 2018 as compared to 2017 is primarily attributed to an increase in the percentage of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 73.5% for the six months ended June 30, 2018 and 65.7% for the six months ended June 30, 2017. The increase as a percentage of net sales is primarily attributed to the acquisition of Tangerine, which has lower gross margins compared to the other operating divisions in the segment. In addition, cost of goods sold as a percentage of revenue for this segment can fluctuate in quarterly comparisons based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 30.2% for the six months ended June 30, 2018 and 26.6% for the six months ended June 30, 2017.  Included within these expenses for 2018 was approximately $2.0 million of expenses associated with the CID acquisition.  Net of these acquisition related expenses, selling and administrative expenses would have been 28.2% for the total Uniforms segment for the six months ended June 30, 2018.  CID’s selling and administrative expenses, excluding acquisition related expenses were approximately 32.7% of net sales for the six months ended June 30, 2018.  Due to the nature of CID’s business, they tend to have higher gross margins and selling and administrative expenses.  Exclusive of acquisition related expenses and CID’s selling and administrative expenses, selling and administrative expenses for the remainder of the Uniform segment as a percentage of net sales would have been 27.8%  This increase is attributed to lower net sales to cover  operating expenses (contributing 1.8%) and other minor increases (contributing 0.9%), partially offset by decreased salaries, wages and benefits exclusive of retirement plan expenses and medical costs (contributing 1.5%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 34.6% for the six months periods ended June 30, 2018 and 33.9% for the six months ended June 30, 2017.  The increase is primarily attributed to investments in the business to support continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 23.9% for the six months ended June 30, 2018 and 30.9% for the six months ended June 30, 2017.  The decrease is primarily related to higher net sales to cover operating costs for the six months ended June 30, 2018. In addition, the decrease is a result of fair market value adjustments for the acquisition related contingent liabilities (contributing 2.4%), and a loss on a foreign exchange contract in the six months ended June 30, 2017 (contributing 0.7%).  These decreases were partially offset by higher amortization expense due to the acquisitions in 2017 (contributing 1.0%).

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center building and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2.8 million and realized a gain on the sale of $1.0 million.

Interest Expense

Interest expense increased to $1.0 million for the six months ended June 30, 2018 from $0.4 million for the six months ended June 30, 2017 primarily due to increased borrowings related to the May 2, 2018 acquisition of CID.

Income Taxes

The effective income tax rate was 25.5% and 26.4% in the six months ended June 30, 2018 and 2017, respectively. The 0.9% decrease in the effective tax rate is attributed primarily to the reduction in corporate tax rate (13.0%), which was partially offset by the addition of the GILTI tax (3.7%), changes to executive compensation limits (0.9%), a decrease in the excess tax benefit associated with share based compensation (5.3%), an increase in state income taxes (1.8%) and other increases (0.4%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Balance Sheet

Accounts receivable - trade increased 25.1% from $50.6 million on December 31, 2017 to $63.3 million on June 30, 2018. $9.6 million of the increase is due to the acquisition of CID.

Inventories increased 4.4% from $65.0 million on December 31, 2017 to $67.9 million as of June 30, 2018. The increase is primarily related to the acquisition of CID of $31.5 million which was partially offset by the adoption of ASC 606 which reduced inventory by $25.6 million.

Contract assets of $46.8 million relate to the adoption of ASC 606 on January 1, 2018. See Note 1.

Other intangible assets increased from $29.1 million on December 31, 2017 to $66.3 million on June 30, 2018. The increase is due to the acquisition of CID offset by amortization.

Goodwill increased from $16.0 million on December 31, 2017 to $35.3 million on June 30, 2018. The increase is due to the acquisition of CID.

Deferred income taxes changed from a $2.9 million asset on December 31, 2017 to an $8.9 million liability on June 30, 2018. The change is primarily attributed to the acquisition of CID contributing $9.1 million and the tax effect of the cumulative effect of the adoption of ASC 606 on January 1, 2018 of $2.7 million.

Other assets increased 25.2% from $7.6 million on December 31, 2017 to $9.5 million on June 30, 2018. The increase is primarily due to higher investments in our Non-Qualified Deferred Compensation Plan due to higher employee contributions to the plan.

Accounts payable increased 13.1% from $19.8 million on December 31, 2017 to $22.3 million on June 30, 2018. This increase is primarily due to the acquisition of CID contributing $2.4 million and the adoption of ASC 606 contributing $2.5 million, partially offset by timing of inventory purchases.

Current portion of acquisition-related contingent liabilities decreased from $3.1 million on December 31, 2017 to $1.4 million on June 30, 2018.  This reduction was primarily due to the final payment for the HPI acquisition of $2.0 million which was made during the first quarter of 2018. In addition, the balance increased by $0.6 million for the first payment on the Tangerine acquisition and $0.8 million for the BAMKO payment each due in the second quarter of 2019.  These increases were partially offset by the payment for the BAMKO acquisition that was made during the second quarter of 2018 of $1.0 million.

Long-term debt increased from $32.9 million on December 31, 2017 to $122.8 million on June 30, 2018.  The increase is primarily due to the new term loan and higher borrowings on our revolver loan to fund the acquisition of CID, partially offset by scheduled repayments on our term loan.  See Note 2.

Long-term acquisition-related contingent liabilities decreased from $7.3 million as of December 31, 2017 to $5.1 million on June 30, 2018. The decrease is primarily due reclassifications to current for the payments due in the second quarter of 2019 and adjustments to the fair value of contingent liabilities for BAMKO and Tangerine.

Cash Flows

Cash and cash equivalents decreased by $4.0 million from $8.1 million on December 31, 2017 to $4.1 million as of June 30, 2018. During the six months ended June 30, 2018, the Company used cash of $0.3 million for operating activities, used cash of $85.6 million for the acquisition of CID and $2.4 million to fund capital expenditures, and provided $84.5 million from financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.

During the six months ended June 30, 2018 and 2017, the Company paid cash dividends of $2.8 million and $2.5 million, respectively.

Credit Agreement

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated as of May 2, 2018 (the “Amended and Restated Credit Agreement”), with its existing lender, BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and provided an additional term loan in the principal amount of $85 million. No principal payments are due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan matures in May 2020. The Company’s existing term loan  in the principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule. The revolving credit facility, existing term loan and additional term loan are collectively referred to as the “Credit Facilities.”

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of LIBOR plus 0.68% (2.75% at June 30, 2018). Obligations outstanding under the new $85 million term loan generally have a variable interest rate of LIBOR plus 0.93% (3.00% at June 30, 2018), for the first twelve months after the effective date, 1.5% for the period from thirteen months through eighteen months after the effective date, and 1.75% thereafter. The Company is obligated to pay a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility and a commitment fee of 0.25% on the outstanding balance of the $85 million term loan on the thirteenth month and nineteenth month following the effective date of such loan. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2018, there were no outstanding letters of credit.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries, including the Target. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement. See Note 2.

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

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt.   Interest on our Term Loan and Credit Facility are based upon the one-month LIBOR rate.  In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings.  A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2018 would have resulted in approximately $0.3 million in additional pre-tax interest expense for the six months ended June 30, 2018.  See Note 2.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates. Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of June 30, 2018, we have no foreign currency exchange hedging contracts. See Note 1(k). There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the six months ended June 30, 2018, transaction losses were not significant.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

None.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Other than as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration announced a list of thousands of categories of goods that could face tariffs of 10%. It is expected that these tariffs will be finalized after a public comment period ending in early September 2018. If this tariff list remains unaltered, certain inbound products in our Uniforms and Related Products and Promotional Products segments to the United States would be subject to a 10% tariff assessed on the cost of goods as imported. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, resulting in significant costs and disruption to our operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Even if the currently proposed duties are not imposed on our products, it is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2018, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended June 30, 2018.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Period
Month #1
(April 1, 2018 to April 30, 2018)	-	-	-	-
Month #2
(May 1, 2018 to May 31, 2018)	-	-	-	-
Month #3
(June 1, 2018 to June 30, 2018)	-	-	-	-
TOTAL	-	-	-	216,575

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

Date: July 26, 2018	Superior Group of Companies, Inc.

	By	/s/ Michael Benstock
Michael Benstock Chief Executive Officer (Principal Executive Officer) and Director

Date: July 26, 2018

	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr. Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of May 2, 2018, by and among CID Resources, Inc., CID Resources Holdings, LLC, certain equityholders thereof and the Registrant, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K on May 3, 2018 (File/Film No. 001-05869/18801741) and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on May 4, 2018 (File/Film No. 001-05869/18807391) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K on May 4, 2018 (File/Film No. 001-05869/18807391) and incorporated herein by reference.

10.1	Amended and Restated Credit Agreement, dated as of May 2, 2018, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 3, 2018 (File/Film No. 001-05869/18801741) and incorporated herein by reference.

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.