Form 10-Q
period 2018-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2018-10-25
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of October 22, 2018, the registrant had 15,272,807 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
(In thousands, except shares and per share data)

	2018	2017

Net sales	$95,870	$67,773

Costs and expenses:
Cost of goods sold	62,070	42,984
Selling and administrative expenses	25,482	17,386
Other periodic pension costs	96	348
Interest expense	940	213
	88,588	60,931

Income before taxes on income	7,282	6,842
Income tax expense	1,160	1,880

Net income	$6,122	$4,962

Weighted average number of shares outstanding during the period
(Basic)	15,010,660	14,573,813
(Diluted)	15,499,894	15,229,722
Per Share Data:
Basic
Net income	$0.41	$0.34
Diluted
Net income	$0.39	$0.33

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	216	277

Loss on cash flow hedging activities	(3)	(5)

Foreign currency translation adjustment	(180)	66

Other comprehensive income	33	338

Comprehensive income	$6,155	$5,300

Cash dividends per common share	$0.100	$0.095

See accompanying notes to consolidated interim financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
(In thousands, except shares and per share data)

	2018	2017

Net sales	$251,349	$194,365

Costs and expenses:
Cost of goods sold	163,396	123,987
Selling and administrative expenses	69,991	51,809
Other periodic pension costs	289	1,046
Interest expense	1,974	593
	235,650	177,435

Gain on sale of property, plant and equipment	-	1,018

Income before taxes on income	15,699	17,948
Income tax expense	3,310	4,810

Net income	$12,389	$13,138

Weighted average number of shares outstanding during the period
(Basic)	14,929,513	14,475,311
(Diluted)	15,505,642	15,066,616
Per Share Data:
Basic
Net income	$0.83	$0.91
Diluted
Net income	$0.80	$0.87

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	647	773

Gain (loss) on cash flow hedging activities	209	(185)

Foreign currency translation adjustment	(637)	73

Other comprehensive income	219	661

Comprehensive income	$12,608	$13,799

Cash dividends per common share	$0.290	$0.270

See accompanying notes to consolidated interim financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30,
	2018	December 31,
	(Unaudited)	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,296	$8,130
Accounts receivable, less allowance for doubtful accounts of $1,810 and $ 1,382, respectively	65,023	50,569
Accounts receivable - other	2,249	1,848
Inventories*	65,057	64,979
Contract assets	49,605	-
Prepaid expenses and other current assets	10,756	11,011
TOTAL CURRENT ASSETS	194,986	136,537

PROPERTY, PLANT AND EQUIPMENT, NET	28,961	26,844
OTHER INTANGIBLE ASSETS, NET	67,279	29,061
GOODWILL	33,835	16,032
DEFERRED INCOME TAXES	-	2,900
OTHER ASSETS	9,969	7,564
	$335,030	$218,938

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,024	$19,752
Other current liabilities	14,804	12,409
Current portion of long-term debt	6,000	6,000
Current portion of acquisition-related contingent liabilities	791	3,061
TOTAL CURRENT LIABILITIES	46,619	41,222

LONG-TERM DEBT	112,224	32,933
LONG-TERM PENSION LIABILITY	7,761	8,319
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	5,301	7,283
DEFERRED INCOME TAXES	8,525	-
OTHER LONG-TERM LIABILITIES	3,891	4,213
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)		-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,299,207and 15,081,947, respectively.	15	15
Additional paid-in capital	55,692	49,103
Retained earnings	102,062	83,129
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,635)	(7,282)
Cash flow hedges	119	(90)
Foreign currency translation adjustment	(544)	93
TOTAL SHAREHOLDERS' EQUITY	150,709	124,968
	$335,030	$218,938

* Inventories consist of the following:

	September 30,
	2018	December 31,
	(Unaudited)	2017
Finished goods	$54,702	$54,354
Work in process	868	604
Raw materials	9,487	10,021
	$65,057	$64,979

See accompanying notes to consolidated interim financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
(In thousands)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,389	$13,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,745	4,081
Provision for bad debts - accounts receivable	409	814
Share-based compensation expense	1,867	1,654
Deferred income tax benefit	(278)	(586)
Gain on sale of property, plant and equipment	-	(1,018)
Change in fair value of acquisition-related contingent liabilities	(1,212)	115

Changes in assets and liabilities, net of acquisition of business
Accounts receivable - trade	(5,542)	(1,746)
Accounts receivable - other	(401)	931
Contract assets	(3,779)	-
Inventories	5,742	3,270
Prepaid expenses and other current assets	(226)	(189)
Other assets	(2,343)	(2,756)
Accounts payable and other current liabilities	(1,077)	(725)
Long-term pension liability	292	(529)
Other long-term liabilities	(283)	977
Net cash provided by operating activities	11,303	17,431

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,881)	(2,518)
Acquisition of businesses, net of acquired cash	(85,597)	(766)
Proceeds from disposals of property, plant and equipment	-	2,858
Net cash used in investing activities	(89,478)	(426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	170,713	72,543
Repayment of long-term debt	(91,423)	(75,707)
Payment of cash dividends	(4,335)	(3,874)
Payment of acquisition-related contingent liabilities	(3,032)	(1,800)
Proceeds received on exercise of stock options	432	1,218
Purchase of common stock	(268)	-
Tax benefit from vesting of acquisition-related restricted stock	445	650
Tax withholding on exercise of stock rights	(17)	(421)

Net cash provided by (used in) financing activities	72,515	(7,391)

Effect of currency exchange rates on cash	(174)	46

Net (decrease) increase in cash and cash equivalents	(5,834)	9,660

Cash and cash equivalents balance, beginning of year	8,130	3,649

Cash and cash equivalents balance, end of period	$2,296	$13,309

See accompanying notes to consolidated interim financial statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The consolidated interim financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda. de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC.  All of these entities are referred to collectively as “the Company”, “Superior”, “we”, “our”, or “us”.  Effective May 3, 2018 Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.  Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

b)  Revenue recognition and allowance for doubtful accounts

The Company recognizes revenue in accordance with ASC 606 effective January 1, 2018. Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. In accordance with ASC 606, revenue is recorded for goods that the customer is obligated to purchase under the termination terms of the contract which have no alternative use. Contract termination terms may involve variable consideration clauses such as discounts and rebates and revenue has been adjusted accordingly in our ASC 606 adjustment. Revenue from our Remote Staffing segment is recognized as services are delivered.  Variable consideration for estimated returns and allowances is recorded based upon historical experience and current allowance programs.  Judgments and estimates are used in determining the collectability of accounts receivable and in establishing allowances for doubtful accounts.  The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are reflected in the period they become known.  Charge-offs of accounts receivable are made once all collection efforts have been exhausted.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

d)  Amortization of other finite-lived intangible assets

The Company amortizes identifiable finite-lived intangible assets on a straight-line basis over their expected useful lives.  Amortization expense was $1.0 million and $0.6 million for the three-month periods ended September 30, 2018 and 2017 respectively.  Amortization expense was $2.9 million and $1.7 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

e)  Advertising expenses

The Company expenses advertising costs as incurred.  Advertising costs for the three-month periods ended September 30, 2018 and 2017 were $0.2 million and $0.1 million, respectively.  Advertising costs for the nine-month periods ended September 30, 2018 and 2017 were $0.4 million and $0.1 million, respectively.

f)  Shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales.  Shipping and handling costs associated with in-bound and out-bound freight incurred for goods shipped to customers are generally recorded in cost of goods sold.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $4.0 million and $2.7 million for the three-month periods ended September 30, 2018 and 2017, respectively.  Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $10.0 million and $8.1 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

g)  Inventories

Inventories at interim dates are determined by using perpetual records on a first-in, first-out basis or average cost.

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

p) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 that amends the accounting guidance on leases.  The primary change in this ASU requires lessees to recognize, in the balance sheet, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset over the lease term.  The amendments in this ASU are to be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018.  The amendments are required to be adopted by the Company on January 1, 2019.  The Company is in the preliminary phases of assessing the effect of this ASU.  We have not yet determined the effect of this ASU on our results of operations, financial condition, or cash flows.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 was adopted by the Company on January 1, 2018 using the modified retrospective method. The cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings, as further described below. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. For our Uniforms and Related Products and Promotional Products segments, our revenue is primarily generated from the sale of finished products to customers as products are shipped and title passes to the customers. For certain contracts with customers, the Company creates an asset with no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date. For these contracts, we have moved from a point in time model to an over time model in which our measure of progress is finished goods with no alternative use. The new standard has no cash impact and does not affect the economics of our underlying customer contracts.

We recorded a net increase in opening retained earnings of $11.2 million as of January 1, 2018 due to the cumulative impact of ASC 606. The impact on revenues for the three months ended September 30, 2018 was an increase of $2.9 million as a result of ASC 606. The impact on revenues for the nine months ended September 30, 2018 was an increase of $3.7 million as a result of ASC 606.

The opening retained earnings adjustment is as follows (in thousands):

Net sales	$42,880
Cost of goods sold	27,397
Selling and administrative expenses	706
Income before taxes on income	14,777
Income tax expense	3,542
Adjustment to opening retained earnings	$11,235

Payment of the cumulative tax adjustment will be made over four years as a change in accounting method.

The following tables disaggregate our net sales by major source (in thousands):

	As Reported for Three Months Ended	Balances Without Adoption of	Effect of Change
	9/30/2018	ASC 606	9/30/2018

Uniform and Related Products	$69,776	$66,610	$3,166
Remote Staffing Solutions	6,908	6,908	-
Promotional Products	19,186	19,427	(241)
	$95,870	$92,945	$2,925

	As Reported for Nine Months Ended	Balances Without Adoption of	Effect of Change
	9/30/2018	ASC 606	9/30/2018

Uniform and Related Products	$174,304	$171,736	$2,568
Remote Staffing Solutions	20,169	20,169	-
Promotional Products	56,876	55,729	1,147
	$251,349	$247,634	$3,715

Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. In accordance with ASC 606 revenue is recorded for goods that the customer is obligated to purchase under the termination terms of the contract which have no alternative use. Contract termination terms may involve variable consideration clauses such as discounts and rebates and revenue has been adjusted accordingly in our ASC 606 adjustment. Revenues from contracts containing termination provisions are recorded at terminal value if applicable and therefore do not represent the selling margins if the sale transaction occurred in the normal course of business.  Therefore, revenues recognized under this provision may not reflect the gross margins to be realized for transactions not affected by a contract termination. Revenue from our Remote Staffing segment is recognized as services are delivered and did not generate an ASC 606 adjustment in the three or nine-month periods ended September 30, 2018.

The Company does not have any remaining performance obligations related to revenue recorded for ASC 606 for the quarter ended September 30, 2018.

The impact of adoption of ASC 606 on our consolidated balance sheet and statement of comprehensive income as of September 30, 2018 is as follows (in thousands):

Balance Sheet

	As Reported	Balances Without Adoption of	Effect of Change
	9/30/2018	ASC 606	9/30/2018
Assets:
Contract assets	$49,605	$-	$49,605
Inventory	65,057	93,770	(28,713)
Deferred taxes	(8,525)	(5,639)	(2,886)

Liabilities:
Accounts payable	$25,024	$22,239	$2,785
Other current liabilites	14,804	12,730	2,074

In accordance with ASC 606, the Company has recognized contract assets of $49.6 million as of September 30, 2018 for goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer.

	As Reported for Three Months Ended	Balances Without Adoption of	Effect of Change
	9/30/2018	ASC 606	9/30/2018
Statement of comprehensive income:
Net sales	$95,870	$92,945	$2,925
Cost of goods sold	62,070	59,908	2,162
Selling and administrative expenses	25,482	25,527	(45)

	As Reported for Nine Months Ended	Balances Without Adoption of	Effect of Change
	9/30/2018	ASC 606	9/30/2018
Statement of comprehensive income:
Net sales	$251,349	$247,634	$3,715
Cost of goods sold	163,396	160,551	2,845
Selling and administrative expenses	69,991	70,058	(67)

The cost of goods sold associated with our ASC 606 adjustment include the cost of the garments, alterations (if applicable) and shipping costs. Selling and administrative expenses consist of sales commissions.

NOTE 2 - Long-Term Debt:	September 30,	December 31,
(In thousands)	2018	2017

Note payable to BB&T, pursuant to revolving credit agreement, maturing May 2023	$422	$1,475

Term loan payable to BB&T maturing February 26, 2024	$33,000	$37,500

Term loan payable to BB&T maturing May 2020	$85,000	$-

	$118,422	$38,975
Less:
Payments due within one year included in current liabilities	$6,000	$6,000
Debt issuance costs	$198	$42
Long-term debt less current maturities	$112,224	$32,933

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

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated as of May 2, 2018 (the “Amended and Restated Credit Agreement”), with its existing lender, BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and provided an additional term loan in the principal amount of $85 million. No principal payments are due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan matures in May 2020. The Company’s existing term loan with the original principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule. The scheduled amortization for the $42 million Term Loan is as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million. The revolving credit facility, $42 million term loan and $85 million term loan are collectively referred to as the “Credit Facilities.”

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of one-month LIBOR plus 0.68% (2.86% at September 30, 2018). Obligations outstanding under the new $85 million term loan generally have a variable interest rate of one-month LIBOR plus 0.93% for the first twelve months after the effective date (3.11% at September 30, 2018), 1.5% for the period from thirteen months through eighteen months after the effective date, and 1.75% thereafter. The Company is obligated to pay a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility and a commitment fee of 0.25% on the outstanding balance of the $85 million term loan on June 1, 2019 and December 1, 2019. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2018, there were no outstanding letters of credit.  The term loans do not contain pre-payment penalties.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1.  As of September 30, 2018, the Company was in compliance with these ratios.  The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and will be amortized as interest expense over the remaining life of the amended swap. As of September 30, 2018, there was $0.1 million related to the original swap recorded within OCI. Changes to the fair value of the amended swap will be recorded as interest expense. As of September 30, 2018, the fair value of the amended swap was $0.2 million and was included in prepaid expenses and other current assets.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company's plans for the periods presented:
(In thousands)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Service cost - benefits earned during the period	$27	$17	$81	$49
Interest cost on projected benefit obligation	242	241	727	724
Expected return on plan assets	(429)	(305)	(1,288)	(914)
Recognized actuarial loss	284	253	850	800
Settlement loss	-	158	-	435
Net periodic pension cost	$124	$364	$370	$1,094

The service cost component is included in selling and administrative expenses and the other components are included in other periodic pension costs in our consolidated statements of comprehensive income.

The Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary or hourly defined benefit pension plans.

There were $0.1 million in contributions made to the Company’s defined benefit plans during the three-month period ended September 30, 2018. There were no contributions made to the Company’s defined benefit plans during the three-month period ended September 30, 2017. There were $0.1 million and $1.5 million in contributions made to the Company’s defined benefit plans during the nine-month period ended September 30, 2018 and 2017, respectively.

NOTE 4 - Supplemental Cash Flow Information:

Cash paid for income taxes was $0.7 million and $5.2 million, respectively, for the nine-month periods ended September 30, 2018 and 2017. Cash paid for interest was $1.7 million and $0.5 million, respectively for the nine-month periods ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018 and 2017, respectively, the Company received 6,894 and 43,841 shares of its common stock as payment of the exercise price in the exercise of stock options for 26,234 and 113,143 shares.

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

NOTE 6 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2018, the Company had 3,456,944 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(In thousands)		(In thousands)
	2018	2017	2018	2017
Stock options and SARS	$16	$345	$960	$1,092
Restricted stock	140	80	404	243
Performance shares	221	121	503	319
Total share-based compensation expense	$377	$546	$1,867	$1,654

Related income tax benefit	$44	$29	$229	$197

Stock options and SARS

The Company grants stock options and stock settled SARS to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARS at the date of grant using the Black-Scholes valuation model.

Options and SARS vest immediately at the date of grant or after a two-year period.  Awards expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant.  The Company issues new shares upon the exercise of stock options and SARS.

A summary of stock option transactions during the nine months ended September 30, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2017	633,877	$13.33
Granted	141,630	22.20
Exercised	(60,058)	10.08
Lapsed	(1,800)	5.88
Cancelled	(2,620)	20.05
Outstanding September 30, 2018	711,029	$15.36

At September 30, 2018, 667,784 options outstanding were fully vested and exercisable, and 43,245 options outstanding have a remaining vesting period of 1.84 years. The aggregate intrinsic value of outstanding options was $3.2 million and weighted-average remaining contractual term was 37 months.

Options exercised during the three-month period ended September 30, 2018 and 2017 had intrinsic values of $0.1 million and $0.4 million, respectively. Options exercised during the nine-month period ended September 30, 2018 and 2017 had intrinsic values of $0.9 million and $2.7 million, respectively.

During the three-month period ended September 30, 2018, 43,245 options were granted with a fair value of $4.39, but do not vest until August 3, 2020. During the three-month period ended September 30, 2017, 53,970 options were granted with a fair value of $6.40.  The weighted average fair values of the Company’s 141,630 and 155,142 options granted during each of the nine-month periods ending September 30, 2018 and 2017 were $5.93 and $5.56, respectively. As of September 30, 2018, the Company had $0.2 million in unrecognized compensation related to nonvested grants to be recognized over the remaining service period of 1.84 years.

During the three-month periods ended September 30, 2018 and 2017, respectively, the Company received $0.1 million and $0.4 million in cash from stock option exercises. Additionally, during the three-month periods ended September 30, 2018 and 2017, respectively, the Company received no shares of its common stock as payment of the exercise price in the exercise of stock options. During the nine-month periods ended September 30, 2018 and 2017, respectively, the Company received $0.4 million and $1.2 million in cash from stock option exercises. Additionally, during the nine-month periods ended September 30, 2018 and 2017, the Company received 6,894 and 43,841 shares of its common stock as payment of the exercise price in the exercise of stock options for 26,234 and 113,143 shares. The tax benefit recognized for these exercises during the three-month periods ended September 30, 2018 and 2017 was $0.1 million and $0.1 million, respectively. The tax benefit recognized for these exercises during the nine-month periods ended September 30, 2018 and 2017 was $0.1 million and $0.3 million, respectively.

The following table summarizes information about stock options outstanding as of September 30, 2018:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$ 3.82	-	$ 5.88	89,000	2.86	$5.33
$ 7.36	-	$10.38	126,767	1.55	$7.85
$16.35	-	$18.66	352,232	3.15	$17.49
$21.63	-	$24.28	143,030	4.58	$23.03

$ 3.82	-	$24.28	711,029	3.12	$15.36

A summary of stock-settled SARS transactions during the nine months ended September 30, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2017	146,504	$17.38
Granted	48,515	23.59
Exercised	(12,125)	17.92
Lapsed	-	-
Cancelled	-	-
Outstanding September 30, 2018	182,894	$18.99

At September 30, 2018, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $0.2 million. The weighted-average remaining contractual term was 34 months.

The weighted average fair values of the Company’s 48,515 and 43,988 SARS granted during the nine-month periods ended September 30, 2018 and 2017 was $6.06 and $4.83, respectively.

There were no SARS exercised during the three-month period ended September 30, 2018 and 2017, respectively.

There were 12,125 and 128,062 SARS exercised during the nine-month periods ended September 30, 2018 and 2017, respectively. SARS exercised during the nine-month periods ended September 30, 2018 and 2017 had intrinsic values of $0.1 million and $1.5 million. The tax benefit recognized for these exercises during the nine-month period ended September 30, 2018 and 2017 was $0.1 million and $0.6 million, respectively.

The following table summarizes information about SARS outstanding as of September 30, 2018:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$16.35	-	$18.66	134,379	2.33	$17.33
$23.59	-	$23.59	48,515	4.33	$23.59

$16.35	-	$23.59	182,894	2.86	$18.99

Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
September 30,	SARS	Options

Exercise price
2018	N/A	$18.86
2017	N/A	$21.63

Market price
2018	N/A	$18.86
2017	N/A	$21.63

Risk free interest rate[1]
2018	N/A	2.7%
2017	N/A	1.8%

Expected award life (years)[2]
2018	N/A	3
2017	N/A	5

Expected volatility[3]
2018	N/A	35.4%
2017	N/A	37.2%

Expected dividend yield[4]
2018	N/A	2.1%
2017	N/A	1.8%

Nine months ended
September 30,	SARS	Options

Exercise price
2018	$23.59	$18.86	-	$24.28
2017	$16.97	$16.97	-	$21.63

Market price
2018	$23.59	$18.86	-	$24.28
2017	$16.97	$16.97	-	$21.63

Risk free interest rate[1]
2018	2.6%	2.6%	-	2.9%
2017	1.9%	1.8%	-	2.4%

Expected award life (years)[2]
2018	3	3	-	10
2017	5	5	-	10

Expected volatility[3]
2018	35.4%	35.4%	-	42.1%
2017	36.6%	36.6%	-	41.4%

Expected dividend yield[4]
2018	1.6%	1.6%	-	2.1%
2017	2.1%	1.8%	-	2.1%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the periods ending September 30, 2018 and 2017 was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of September 30, 2018, the Company had $0.9 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 1.58 years.

A summary of restricted stock transactions during the nine months ended September 30, 2018 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2017	61,378	$17.89
Granted	24,908	23.56
Vested	-	-
Forfeited	-	-
Outstanding September 30, 2018	86,286	$19.52

Performance Shares

In the nine months ended September 30, 2018, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan.  Under the terms of the grants, certain employees received service-based or service-based and performance-based shares.  The service-based awards vest after the service period is met, which is generally three to five years.  Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period.  The performance-based shares generally vest after five years if the performance and service targets are met.  The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued.  Based upon this evaluation, expected expenses for these grants are based on the fair value on the date of the grant and are being recognized on a straight-line basis over the respective service period.  The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.  As of September 30, 2018, the Company had $2.9 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.93 years.

A summary of performance share transactions during the nine months ended September 30, 2018 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2017	118,492	$17.84
Granted	84,838	24.56
Vested	-	-
Forfeited	(8,952)	24.98
Outstanding September 30, 2018	194,378	$20.08

NOTE 7 – Earnings Per Share:

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares of restricted stock and performance shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$6,122	$4,962	$12,389	$13,138

Weighted average shares outstanding - basic	15,010,660	14,573,813	14,929,513	14,475,311
Common stock equivalents	489,234	655,909	576,129	591,305
Weighted average shares outstanding - diluted	15,499,894	15,229,722	15,505,642	15,066,616
Per Share Data:
Basic
Net earnings	$0.41	$0.34	$0.83	$0.91
Diluted
Net earnings	$0.39	$0.33	$0.80	$0.87

Awards to purchase approximately 192,000 shares of common stock with a weighted average price of $23.17 per share were outstanding during the three-month period ending September 30, 2018, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. There were no such awards outstanding during the three-month period ending September 30, 2017.

Awards to purchase approximately 192,000 and 50,000 shares of common stock with weighted average exercise prices of $23.17 and $18.65 per share were outstanding during the nine-month periods ending September 30, 2018 and 2017, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

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

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
September 30, 2018
Net sales	$69,776	$7,934	$19,186	$(1,026)	$95,870

Gross margin	$24,551	$4,588	$5,327	$(666)	$33,800

Selling and administrative expenses	18,731	2,856	4,561	(666)	25,482

Other periodic pension cost	96				96

Interest expense	593	-	347	-	940

Income before taxes on income	$5,131	$1,732	$419	$-	$7,282

Depreciation and amortization	$1,510	$241	$348	$-	$2,099

Capital expenditures	$885	$445	$137	$-	$1,467

Total assets	$321,861	$27,626	$57,610	$(72,067)	$335,030

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
September 30, 2017
Net sales	$51,854	$6,036	$10,810	$(927)	$67,773

Gross margin	18,640	3,267	3,482	(600)	24,789

Selling and administrative expenses	13,007	2,023	2,956	(600)	17,386

Other periodic pension cost	348	-	-	-	348

Interest expense	100	-	113	-	213

Income before taxes on income	$5,185	$1,244	$413	$-	$6,842

Depreciation and amortization	$1,044	$200	$122	$-	$1,366

Capital expenditures	$246	$178	$90	$-	$514

Total assets	$177,103	$20,618	$34,945	$(27,341)	$205,325

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended
September 30, 2018
Net sales	$174,304	$23,234	$56,876	$(3,065)	$251,349

Gross margin	$61,268	$13,395	$15,297	$(2,007)	$87,953

Selling and administrative expenses	50,269	8,146	13,583	(2,007)	69,991

Other periodic pension cost	289	-	-	-	289

Interest expense	1,147	-	827		1,974

Income before taxes on income	$9,563	$5,249	$887	$-	$15,699

Depreciation and amortization	$4,024	$731	$990	$-	$5,745

Capital expenditures	$2,278	$1,264	$339	$-	$3,881

Total assets	$321,861	$27,626	$57,610	$(72,067)	$335,030

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended
September 30, 2017
Net sales	$152,297	$16,261	$28,602	$(2,795)	$194,365

Gross margin	53,795	8,819	9,581	(1,817)	70,378

Selling and administrative expenses	39,681	5,489	8,456	(1,817)	51,809

Other periodic pension cost	1,046	-	-	-	1,046

Gain (loss) on sale of property, plant and equipment	(2)	1,020	-	-	1,018

Interest expense	311	-	282	-	593

Income before taxes on income	$12,755	$4,350	$843	$-	$17,948

Depreciation and amortization	$3,143	$585	$353	$-	$4,081

Capital expenditures	$1,890	$485	$143	$-	$2,518

Total assets	$177,103	$20,618	$34,945	$(27,341)	$205,325

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

The purchase price in the acquisition consists of the following: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid Seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock to an Equityholder (the “Buyer Shares”). The working capital adjustment was based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash consideration at closing	$84,430

Superior common stock issued	3,763

Cash and working capital adjustment	2,521

Total Consideration	$90,714

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

The assets and liabilities of CID shown below are based on our preliminary estimates of their acquisition date fair values. Our final fair value determination may be different than those shown below.

The following is our preliminary assignment of the aggregate consideration (in thousands):

Cash	$1,360

Accounts receivable	9,657

Prepaid expenses and other current assets	1,248

Inventories	30,692

Property, plant and equipment	1,134

Contract assets	2,535

Identifiable intangible assets	41,020

Goodwill	17,968

Total assets	$105,614

Accounts payable	4,472

Deferred tax liability	9,461

Other current liabilities	967

Total liabilities	$14,900

The Company recorded $41.0 million in identifiable intangibles at fair value, consisting of $26.0 million in acquired customer relationships, $0.8 million in non-compete agreements and $14.2 million for the brand name.

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

The Company recognized amortization expense on these acquired intangible assets of $0.5 million for the three-month period ended September 30, 2018 and $0.8 million for the nine-month period ended September 30, 2018.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire nine months ended September 30, 2018 net sales would have increased approximately $22.3 million. Net income would have increased $2.6 million in 2018, or $0.17 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended September 30, 2017 net sales would have increased approximately $17.6 million. Net income would have increased $1.5 million in 2017, or $0.10 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the nine months ended September 30, 2017 net sales would have increased approximately $48.4 million. Net income would have increased $1.3 million in 2017, or $0.09 per share.

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

The estimated fair value for acquisition-related contingent consideration payable was $3.7 million as of September 30, 2018. The current portion of $0.8 million is expected to be paid in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the each of three-month periods ended September 30, 2018 and 2017 and $0.3 million for each of the nine-month periods ended September 30, 2018 and 2017.

Public Identity

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country.

The purchase price for the acquisition consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020. The majority of the shares issued vest over a three-year period. The fair value of the consideration transferred is approximately $2.3 million. Based upon their acquisition date fair values, we have assigned approximately $1.7 million to identifiable intangible assets and approximately $0.6 million to goodwill.

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

The estimated fair value for acquisition-related contingent consideration payable is $2.4 million as of September 30, 2018. We currently do not expect to make a payment in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the three-month period ended September 30, 2018, and $0.4 million for the nine-month period ended September 30, 2018.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended September 30, 2017 net sales would have increased approximately $9.3 million. Net income would have increased $0.2 million in 2017, or $0.1 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the nine months ended September 30, 2017 net sales would have increased approximately $28.3 million. Net income would have decreased $0.6 million in 2017, or $0.4 per share.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $0.7 million.

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

Goodwill is tested at a level of reporting referred to as the “reporting unit." The Company's reporting units are defined as each of its three reporting segments. As of September 30, 2018, goodwill of $22.1 million was included in the Uniforms and Related Products segment and $11.7 million was included in the Promotional Products segment. $18.0 million in goodwill is attributed to the CID acquisition and is not deductible for tax purposes.

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

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the nine-month periods ending September 30, 2018 and September 30, 2017, there was no change in total unrecognized tax benefits. As of September 30, 2018, we had an accrued liability of $0.5 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the nine-month periods ended September 30, 2018 and 2017 includes the compensation expense for the share-based payments granted in those periods.  In the Company’s share-based compensation strategy we utilize a combination of stock options, stock appreciation rights (“SARS”),  restricted stock and performance shares that vest upon grant, over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant or over the vesting period.  The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate.  The Company determines the assumptions to be used based upon current economic conditions.  While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense.  Expense for unvested shares of restricted stock and performance shares is recognized over the required service period.

Recent Acquisitions

On May 2, 2018, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with CID Resources, Inc. (“CID”). Headquartered in Coppell, Texas, CID manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

The purchase price in the acquisition consists of the following: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid Seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock (representing approximately $3.8 million) to an Equityholder (the “Buyer Shares”). The working capital adjustment was based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Net Sales	Three Months Ended September 30,
	(in thousands)
	2018	2017	% Change
Uniforms and Related Products	$69,776	$51,854	34.6%
Remote Staffing Solutions	7,934	6,036	31.4
Promotional Products	19,186	10,810	77.5
Net intersegment eliminations	(1,026)	(927)	10.7
Consolidated Net Sales	$95,870	$67,773	41.5%

Net Sales

Net sales for the Company increased 41.5% from $67.8 million for the three months ended September 30, 2017 to $95.9 million for the three months ended September 30, 2018.   The aggregate increase in net sales is attributed to the acquisitions of Public Identity on August 21, 2017, Tangerine on December 1, 2017 and CID Resources on May 2, 2018 (contributing 38.7%), an increase in net sales after intersegment eliminations of our Remote Staffing Solutions segment (contributing 2.7%) and the adoption of ASC 606 (contributing 4.4%); partially offset by other decreases from of our Uniforms and Related Products segment (contributing 4.3%). Excluding acquisitions, net sales from our Promotional Products segment were flat.

Uniforms and Related Products net sales increased 34.6% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase is primarily due to the CID acquisition (contributing 34.0%) and the adoption of ASC 606 which resulted in increasing net sales $3.2 million (contributing 6.3%); partially offset by other decreases (contributing 5.7%).

Remote Staffing Solutions net sales increased 31.4% before intersegment eliminations and 35.2% after intersegment eliminations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. These increases are attributed to continued market penetration in 2018, with respect to both new and existing customers.

Promotional Products net sales increased 77.5% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily due to the two acquisitions in the latter part of 2017 (contributing 79.8%); partially offset by the adoption of ASC 606 (contributing 2.2%) and other decreases (contributing 0.1%). As we have noted in the past, net sales in this segment will tend to fluctuate more significantly than our Uniforms and Related Products segment from quarter to quarter.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.8% for the three months ended September 30, 2018 and 64.1% for the three months ended September 30, 2017. The increase is primarily due to changes in customer and product mix, as well as higher freight costs. These are partially offset by the acquisition of CID which tends to have higher gross margins. Exclusive of the results from CID, our Uniform Segment would have had cost of goods sold as a percentage of net sales of 66.6% for the three months ended September 30, 2018.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.2% for the three months ended September 30, 2018 and 45.9% for the three months ended September 30, 2017. The percentage decrease in 2018 as compared to 2017 is primarily attributed to an increase in the percentage of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 72.2% for the three months ended September 30, 2018 and 67.8% for the three months ended September 30, 2017. The increase as a percentage of net sales is primarily attributed to the acquisition of Tangerine, which has lower gross margins compared to the other operating divisions in the segment. Exclusive of the results from Tangerine, our Promotional Products segment would have had cost of goods sold as a percentage of net sales of 69.1% for the three months ended September 31, 2018. In addition, cost of goods sold as a percentage of revenue for this segment can fluctuate in quarterly comparisons based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 26.8% for the three months ended September 30, 2018 and 25.1% for the three months ended September 30, 2017.  Included within these expenses for 2018 was approximately $0.1 million associated with the CID acquisition.  CID’s selling and administrative expenses, excluding acquisition related expenses were approximately 32.3% of CID’s net sales for the three months ended September 30, 2018.  Due to the nature of CID’s business, it tends to have higher selling and administrative expenses.  Exclusive of acquisition related expenses and CID’s selling and administrative expenses, selling and administrative expenses for the Uniform and Related Products segment as a percentage of net sales would have been 24.7%.  This decrease is attributed to higher net sales to cover operating expenses (contributing 0.2%), lower amortization of non-compete agreements (contributing 0.7%) and other minor decreases (contributing 0.4%); partially offset by higher medical costs (contributing 0.9%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 36.0% for the three months ended September 30, 2018 and 33.5% for the three months ended September 30, 2017. The increase is primarily attributed to investments in the business to support continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 23.8% for the three months ended September 30, 2018 and 27.3% for the three months ended September 30, 2017. The decrease is primarily related to higher net sales to cover operating costs for the three months ended September 30, 2018. In addition, the decrease is a result of fair market value adjustments for the acquisition related contingent liabilities (contributing 2.1%). These decreases were partially offset by higher amortization expense due to the acquisitions in 2017 (contributing 1.2%).

Interest Expense

Interest expense increased to $0.9 million for the three months ended September 30, 2018 from $0.2 million for the three months ended September 30, 2017 primarily due to increased borrowings related to the May 2, 2018 acquisition of CID and higher interest rates.

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

The effective income tax rate was 15.9% and 27.5% in the three months ended September 30, 2018 and 2017, respectively. The 11.6% decrease in the effective tax rate in 2018 is attributed primarily to the reduction in corporate tax rate (13.0%), 2017 provision-to-return adjustments (5.4%), 2017 transition tax adjustments (2.4%) and other decreases (1.7%); partially offset by the addition of the GILTI tax (3.7%), a decrease in the benefit of foreign sourced income (2.2%), changes to executive compensation limits (0.9%), a decrease in the excess tax benefit associated with share based compensation (1.3%) and an increase in state income taxes (2.8%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Net Sales	Nine Months Ended September 30,
	(in thousands)
	2018	2017	% Change
Uniforms and Related Products	$174,304	$152,297	14.5%
Remote Staffing Solutions	23,234	16,261	42.9
Promotional Products	56,876	28,602	98.9
Net intersegment eliminations	(3,065)	(2,795)	9.7
Consolidated Net Sales	$251,349	$194,365	29.3%

Net Sales

Net sales for the Company increased 29.3% from $194.4 million for the nine months ended September 30, 2017 to $251.3 million for the nine months ended September 30, 2018.   The aggregate increase in net sales is attributed to the acquisitions of Public Identity on August 21, 2017, Tangerine on December 1, 2017 and CID Resources on May 2, 2018 (contributing 29.4%), an increase in net sales after intersegment eliminations of our Remote Staffing Solutions segment (contributing 3.4%) and the adoption of ASC 606 (contributing 2.0%); partially offset by other decreases in our Uniforms and Related Products segment (contributing 4.5%) and our Promotional Products segment (contributing 1.0%).

Uniforms and Related Products net sales increased 14.5% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase is primarily due to the CID acquisition (contributing 18.5%) and the adoption of ASC 606 which resulted in increasing net sales $2.7 million (contributing 1.8%); partially offset by other decreases (contributing 5.8%). The other decreases in sales are attributed to several factors.  One of our larger customers was acquired by one of its competitors in 2016.  The acquiring company was serviced by a different uniform provider that has taken over this account.  We will continue to service this customer at a reduced rate.  The reduction in net sales from this customer was approximately $4.4 million, including sales of remaining inventory in the second quarter of 2017.  The segment also experienced other net reductions in sales of $4.6 million.

Remote Staffing Solutions net sales increased 42.9% before intersegment eliminations and 49.8% after intersegment eliminations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2018.  These increases are attributed to continued market penetration in 2018, with respect to both new and existing customers.

Promotional Products net sales increased 98.9% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase is primarily due to the two acquisitions in the latter part of 2017 (contributing 101.5%) and the adoption of ASC 606 (contributing 4.0%); partially offset by other decreases (contributing 6.6%).  As we have noted in the past, net sales in this segment will tend to fluctuate more significantly than our Uniforms and Related Products segment from quarter to quarter.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.8% for the nine months ended September 30, 2018 and 64.7% for the nine months ended September 30, 2017. Increases due to change in customer mix were offset by the impact of the acquisition of CID which tends to have higher gross margins. Exclusive of the results from CID, our Uniform Segment would have had cost of goods sold as a percentage of net sales of 65.9% for the nine months ended September 30, 2018.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.3% for the nine months ended September 30, 2018 and 45.8% for the nine months ended September 30, 2017. The percentage decrease in 2018 as compared to 2017 is primarily attributed to an increase in the percentage of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 73.1% for the nine months ended September 30, 2018 and 66.5% for the nine months ended September 30, 2017. The increase as a percentage of net sales is primarily attributed to the acquisition of Tangerine, which has lower gross margins compared to the other operating divisions in the segment. Exclusive of the results from Tangerine, our Promotional Products segment would have had cost of goods sold as a percentage of net sales of 68.4% for the nine months ended September 31, 2018. In addition, cost of goods sold as a percentage of revenue for this segment can fluctuate in quarterly comparisons based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 28.8% for the nine months ended September 30, 2018 and 26.1% for the nine months ended September 30, 2017.  Included within these expenses for 2018 was approximately $2.1 million of expenses associated with the CID acquisition.  Net of these acquisition related expenses, selling and administrative expenses would have been 27.6% for the total Uniforms segment for the nine months ended September 30, 2018.  CID’s selling and administrative expenses, excluding acquisition related expenses were approximately 32.4% of net sales for the nine months ended September 30, 2018.  Due to the nature of CID’s business, it tends to have higher selling and administrative expenses.  Exclusive of acquisition related expenses and CID’s selling and administrative expenses, selling and administrative expenses for the Uniform and Related Products segment as a percentage of net sales would have been 26.7%  This increase is attributed to lower net sales to cover  operating expenses (contributing 1.1%), higher medical costs (contributing 0.4%) and other minor increases (contributing 0.4%), partially offset by decreased salaries, wages and benefits exclusive of retirement plan expenses and medical costs (contributing 0.9%) and lower amortization of non-compete agreements (contributing 0.4%)

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 35.1% for the nine months ended September 30, 2018 and 33.8% for the nine months ended September 30, 2017.  The increase is primarily attributed to investments in the business to support continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 23.9% for the nine months ended September 30, 2018 and 29.6% for the nine months ended September 30, 2017. The decrease is primarily related to higher net sales to cover operating costs for the nine months ended September 30, 2018. In addition, the decrease is a result of fair market value adjustments for the acquisition related contingent liabilities (contributing 2.3%), and a loss on a foreign exchange contract in the nine months ended September 30, 2017 (contributing 0.3%). These decreases were partially offset by higher amortization expense due to the acquisitions in 2017 (contributing 1.1%).

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center building and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2.8 million and realized a gain on the sale of $1.0 million.

Interest Expense

Interest expense increased to $2.0 million for the nine months ended September 30, 2018 from $0.6 million for the nine months ended September 30, 2017 primarily due to increased borrowings related to the May 2, 2018 acquisition of CID and higher interest rates.

Income Taxes

The effective income tax rate was 21.1% and 26.8% in the nine months ended September 30, 2018 and 2017, respectively. The 5.7% decrease in the effective tax rate is attributed primarily to the reduction in corporate tax rate (13.0%), 2017 provision-to-return adjustments (3.6%) and other decreases (2.7%); partially offset by the addition of the GILTI tax (3.7%), a decrease in the benefit of foreign sourced income (1.4%), changes to executive compensation limits (0.9%), a decrease in the excess tax benefit associated with share based compensation (3.7%), and an increase in state income taxes (2.1%) and nondeductible acquisition costs (1.8%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Balance Sheet

Accounts receivable - trade increased 28.6% from $50.6 million on December 31, 2017 to $65.0 million on September 30, 2018. $10.6 million of the increase is due to the acquisition of CID.

Inventories were $65.0 million on December 31, 2017 and as of September 30, 2018. An increase primarily related to the acquisition of CID of $29.3 million was mostly offset by the adoption of ASC 606, which reduced inventory by $27.2 million.

Contract assets of $49.6 million relate to the adoption of ASC 606 on January 1, 2018. See Note 1.

Other intangible assets increased from $29.1 million on December 31, 2017 to $67.3 million on September 30, 2018. The increase is due to the acquisition of CID offset by amortization.

Goodwill increased from $16.0 million on December 31, 2017 to $33.8 million on September 30, 2018. The increase is due to the acquisition of CID.

Deferred income taxes changed from a $2.9 million asset on December 31, 2017 to an $8.5 million liability on September 30, 2018. The change is primarily attributed to the acquisition of CID contributing $9.5 million and the tax effect of the cumulative effect of the adoption of ASC 606 on January 1, 2018 of $2.7 million.

Other assets increased 31.8% from $7.6 million on December 31, 2017 to $10.0 million on September 30, 2018. The increase is primarily due to higher investments in our Non-Qualified Deferred Compensation Plan due to higher employee contributions to the plan.

Accounts payable increased 26.7% from $19.8 million on December 31, 2017 to $25.0 million on September 30, 2018. This increase is primarily due to the acquisition of CID contributing $2.7 million and the adoption of ASC 606 contributing $2.8 million.

Current portion of acquisition-related contingent liabilities decreased from $3.1 million on December 31, 2017 to $0.8 million on September 30, 2018. This reduction was primarily due to the final payment for the HPI acquisition of $2.0 million which was made during the first quarter of 2018 and the payment for the BAMKO acquisition that was made during the second quarter of 2018 of $1.0 million. These decreases were partially offset by $0.8 million for the BAMKO payment due in the second quarter of 2019. We currently do not expect to make a payment for the Tangerine acquisition in 2019.

Long-term debt increased from $32.9 million on December 31, 2017 to $112.2 million on September 30, 2018. The increase is due to the new term loan to fund the acquisition of CID, partially offset by scheduled repayments on our other term loan and lower borrowings on our revolver loan. See Note 2.

Long-term acquisition-related contingent liabilities decreased from $7.3 million as of December 31, 2017 to $5.3 million on September 30, 2018. The decrease is primarily due reclassifications to current for the payments due in the second quarter of 2019 and adjustments to the fair value of contingent liabilities for BAMKO and Tangerine.

Cash Flows

Cash and cash equivalents decreased by $5.8 million from $8.1 million on December 31, 2017 to $2.3 million as of September 30, 2018. During the nine months ended September 30, 2018, the Company generated cash of $11.3 million from operating activities, used cash of $85.6 million for the acquisition of CID and $3.9 million to fund capital expenditures, and generated $72.5 million from financing activities.

In the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.

During the nine months ended September 30, 2018 and 2017, the Company paid cash dividends of $4.3 million and $3.9 million, respectively.

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

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of LIBOR plus 0.68% (2.86% at September 30, 2018). Obligations outstanding under the new $85 million term loan generally have a variable interest rate of LIBOR plus 0.93% (3.11% at September 30, 2018), for the first twelve months after the effective date, 1.5% for the period from thirteen months through eighteen months after the effective date, and 1.75% thereafter. The Company is obligated to pay a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility and a commitment fee of 0.25% on the outstanding balance of the $85 million term loan on the thirteenth month and nineteenth month following the effective date of such loan. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2018, there were no outstanding letters of credit.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries, including the Target. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement. See Note 2.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Term Loan and Credit Facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2018 would have resulted in approximately $0.6 million in additional pre-tax interest expense for the nine months ended September 30, 2018. See Note 2.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of September 30, 2018, we have no foreign currency exchange hedging contracts. See Note 1(k).   There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the nine months ended September 30, 2018, transaction losses were not significant.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Attinella, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Significant tariffs or other restrictions placed on Chinese imports or any related counter-measures taken by China may materially harm our revenue and results of operations.

Significant tariffs or other restrictions placed on Chinese imports or any related counter-measures taken by China may materially harm our revenue and results of operations. In July 2018, the Trump Administration announced a list of categories of goods subject to tariffs. These tariffs became effective for certain goods in September of 2018, initially at a rate of 10%, which will increase to 25% in January of 2019.  Certain inbound products in our Uniforms and Related Products and Promotional Products segments to the United States are subject to these tariffs assessed on the cost of goods as imported. As a result, we may be required to raise our prices, which may result in the loss of customers and harm our operating performance. Alternatively, we may seek to shift production outside of China, which may result in additional costs and disruption to our operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limitations of trade. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2018, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended September 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1
(July 1, 2018 to	-	-	-	-
July 31, 2018)
Month #2
(August 1, 2018 to	-	-	-	-
August 31, 2018)
Month #3
(September 1, 2018 to	14,334	$18.71	14,334	-
September 30, 2018)
TOTAL	14,334	$18.71	14,334	202,241

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

Date: October 25, 2018	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer) and Director

Date: October 25, 2018
	By	/s/ Michael Attinella
Michael Attinella
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.3	Superior Group of Companies, Inc. Stock Appreciation Rights Agreement

31.1	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*This written statement is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for the purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+Submitted electronically with this Report.