Form 10-K
period 2018-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2019-02-21
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File Number 001-05869

SUPERIOR GROUP OF COMPANIES, INC.

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

Yes   X                    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes    X                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller Reporting Company X

Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes                         No X

At June 30, 2018, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($20.71) as reported by the NASDAQ Stock Market, was approximately $209.3 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 19, 2019 was 15,343,736 shares.

Documents Incorporated by Reference:

Portions of the registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018, relating to its Annual Meeting of Shareholders to be held May 3, 2019, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

The exhibit index may be found on Pages 70 and 71.

PART I

References Used

References in this Form 10-K to “the Company,” “Superior,” “we,” “our,” or “us” mean Superior Group of Companies, Inc. together with its subsidiaries, except where the context otherwise requires.

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

Item 1.          Business

Overview

Superior Group of Companies, Inc. was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. In 2018, the Company changed its name to Superior Group of Companies, Inc. (“Superior” or the “Company”).

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

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”), which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.  The purchase price of the acquisition consisted of the following:  (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock to an equityholder.  The working capital adjustment was based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

Superior is comprised of three reportable business segments:  (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products. Superior’s Uniforms and Related Products segment, primarily through its signature marketing brands Fashion Seal Healthcare®, HPI™ and WonderWink®, manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets.  Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its subsidiaries in El Salvador, Belize, and the United States (collectively, “TOG”).  TOG is a near-shore premium provider of cost effective multilingual telemarketing and total office support solutions.  The Promotional Products segment services customers that primarily purchase promotional and related products.  The segment currently has sales offices in the United States and Brazil and support services in China, Hong Kong, and India.

Products

Superior manufactures (through third parties or its own facilities) and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical, health, industrial, commercial, leisure, and public safety markets in its Uniforms and Related Products segment.   The Promotional Products segment produces and sells products for a wide variety of industries primarily to support marketing efforts.

Superior’s principal products are:

Uniforms and service apparel for personnel of:

●	Hospitals and health facilities;

●	Hotels;
●	Food service facilities;
●	Retail stores;
●	General and special purpose industrial uses;
●	Airlines;
●	Public and private safety and security organizations; and
●	Miscellaneous service uses.

●	Miscellaneous products:

●	Directly related to uniforms and service apparel (e.g. boots and bags);
●	For use by linen suppliers and industrial launderers (e.g. industrial laundry bags);
●	For use by private safety and security organizations; and
●	Other miscellaneous products.

●	Promotional and related products to support:

●	Branded marketing programs;
●	Event promotions;
●	Employee rewards and incentives; and
●	Specialty packaging and displays

Uniforms and related products are typically distributed through distribution centers in the United States. Promotional products are typically shipped directly from our vendors to our customers.

We do not consider sales in any of our segments to be highly seasonal.

For a depiction of revenues from external customers, income before taxes on income and total assets by segment for each of the years ended December 31, 2018, 2017 and 2016, please refer to “Note 17. Operating Segment Information:” in the notes to the consolidated financial statements in this Form 10-K.

During the years ended December 31, 2018, 2017 and 2016, uniforms and service apparel and related products accounted for approximately 69%, 77% and 83% of net sales.  During the years ended December 31, 2018, 2017 and 2016, promotional and related products accounted for approximately 23%, 16% and 11% of net sales and no other single class of product listed above accounted for more than 10% of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional companies, such as, Crest—a division of ARAMARK Corporation, Cintas Corporation, Lands’ End, Medline, Standard Textile, Strategic Partners, Inc., Twin Hill and Unifirst Corporation. Superior also competes with local firms in most major metropolitan areas.  The nature and degree of competition varies with the customer and the market.  We believe Superior is one of the leading suppliers of garments to hospitals, retailers, hotels, food service establishments, and linen suppliers. Superior experiences competition primarily based on breadth of products and services offered, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which TOG operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented. TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized services or short-term project completion to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis. These companies include, but are certainly not limited to, global providers such as APAC Customer Services, Atento, Convergys, Harte Hanks, Sitel, Sykes and Teleperformance. TOG also competes with local entities in other offshore locations. The list of potential competitors includes both publicly traded and privately held companies.

The promotional products industry is highly fragmented. We compete with a multitude of foreign, regional, and local competitors that vary by market. Major competitors in the Promotional Products segment include BDA, Inc., HALO Branded Solutions, Inc. and Staples, Inc., We believe our creative services, product development, proprietary web platforms and extensive global sourcing network, along with our success with major brands, will enable us to continue to be competitive and grow in this market.

Customers

The Uniform and Related Products segment has a substantial number of customers, the largest of which accounted for approximately 8.5% of that segment’s 2018 net sales. The Remote Staffing Solutions segment’s largest customer represented 10.7% of that segment’s 2018 external revenues, and the largest customer in the Promotional Products segment represented 18.3% of that segment’s net sales in 2018.

Backlog

The Uniform and Related Products segment normally completes shipments of orders from stock within three days after the receipt of the order. As of February 18, 2019, the backlog of all orders that we believe to be firm for our Uniform and Related Products segment was approximately $9.0 million, compared to approximately $7.1 million as of February 19, 2018. The backlog mostly consists of future orders which are placed well in advance of when needed and specially made to a customer’s specifications. The Promotional Products segment typically produces custom products based upon confirmed orders. The average length of time to produce orders is four to six months.  The backlog of all orders for our Promotional Products segment was approximately $27.0 million as of February 18, 2019 as compared to $25.0 million as of February 19, 2018.

Raw Materials, Working Capital and Inventory

The principal fabrics used in our Uniforms and Related Products segment are made from cotton, polyester, wool, synthetic and cotton-synthetic blends.    The majority of such fabrics are sourced in the Far East. The raw materials used in the fabrics we source from our suppliers are primarily cotton, polyester yarn, dyestuffs and chemical components of synthetic fabrics.

Superior’s Uniform and Related Products segment markets itself to its customers as a "stock house."  Therefore, Superior carries substantial inventories of raw materials (principally piece goods) and finished garments, which requires substantial working capital, as we believe to be common in the industry. The segment’s principal raw materials are textile products. In 2018, 2017 and 2016, approximately 25%, 34% and 32%, respectively, of the segment’s products were obtained from suppliers located in Central America and Haiti, and approximately 24%, 34% and 31%, respectively, were sourced from China. Superior does not believe that it is dependent upon any of its suppliers, despite the concentration of its purchasing from a few sources, as other suppliers of the same or similar products are readily available.  However, if Superior’s Uniform and Related Products segment is unable to continue to obtain its products from Central America, Haiti and China, it could significantly disrupt Superior’s business. Because the Company manufactures and sources products in Central America, Haiti and China, the Company is affected by economic and political conditions in those countries, including possible employee turnover, labor and other unrest and lack of developed infrastructure, as well as decisions by the U.S. government to impose or increase import duties, tariffs or other import regulations.

The Promotional Products segment relies on the supply of different types of raw materials, including plastic, glass, fabric and metal. Prices within the promotional products industry are directly affected by the cost of raw materials. The market for promotional products is price sensitive and has historically exhibited price and demand cyclicality. The Promotional Products segment has flexibility in its suppliers, as other suppliers of the same or similar products are more widely available.  Additionally, the nature of the promotional products industry is such that should specific types of raw materials undergo significant cost increases, it is possible that alternative products using different materials could be utilized for similar promotional activities. However, if cost increases cannot be entirely passed on to customers and alternative suppliers or suitable product alternatives are unavailable, profit margins could decline. Moreover, in 2018, 2017 and 2016, because approximately 28%, 67% and 59%, respectively, of the raw materials and products sourced by the Promotional Products segment came from China, economic and political conditions in China or the United States, including those resulting in the imposition or increase of import duties, tarrifs and other import regulations, could have a material adverse effect on this business segment.

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s uniform segment, are Fashion Seal Healthcare® and WonderWink®. Fashion Seal Healthcare (presently registered with the United States Patent and Trademark Office until 2027) represents more than 23% of sales in that segment. WonderWink (presently registered with the United States Patent and Trademark Office until at least 2021) represents more than 12% of sales in that segment.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Employees

Superior employed 2,906 persons, of which 2,877 were full-time employees, as of December 31, 2018.

Securities Exchange Act Reports

The Company maintains an internet website at the following address: www.superiorgroupofcompanies.com. The information on the Company's website is not incorporated by reference in this annual report on Form 10-K.

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

 Risks Relating To Our Industry

We face intense competition within our industries and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel industry and in the promotional products industry choose suppliers primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include companies such as Crest - a division of ARAMARK Corporation, Cintas Corporation, Lands’ End, Medline, Standard Textile, Strategic Partners, Inc., Twin Hill and UniFirst Corporation. Major competitors for our Promotional Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., and Staples, Inc. Major competitors for our Remote Staffing Solution segment include APAC Customer Services, Atento, Convergys, Harte Hanks, Sitel, Sykes, and Teleperformance.  We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results. We also compete for qualified labor in the markets in which we have locations and/or remote-based employees. In addition, our competitors generally compete with us for acquisition candidates, which can increase the price for acquisitions and reduce the number of acquisition candidates available to us.

Global, national or regional economic slowdowns, high unemployment levels, changes in tax laws or cost increases might have an adverse effect on our operating results.

Our primary products are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover, which affect the quantity of uniform orders on a per-employee basis.

If we are unable to offset these effects, such as through the addition of new customers (through acquisition or otherwise), the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs that can be passed on in the form of lower prices, our revenue growth rates will be negatively impacted.

Events or conditions in a particular geographic area, such as adverse weather and other factors, could also negatively affect our operating results. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

Finally, while we do not believe that our exposure is greater than that of our competitors, we could be adversely affected by increases in the prices of fabric, natural gas, gasoline, wages, employee benefits, insurance costs and other components of product cost unless we can recover such increases through proportional increases in the prices for our products and services. Competitive and general economic conditions might limit our ability and that of our competitors to increase prices to cover any increases in our product cost.

Volatility in the global financial markets could adversely affect results.

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change or volatility, which could lead to challenges in our business and negatively impact our financial results. The tightening of credit in financial markets adversely affects the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

The uniform and corporate identity apparel and promotional products industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

Many of our competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. Some of our competitors have more purchasing power than we do, which enables them to obtain products at lower costs. To remain competitive, we must adjust our prices and margins from time-to-time in response to these industry-wide pricing pressures. Additionally, increased customer demands for allowances, incentives and other forms of economic support could reduce our margins and affect our profitability. Our financial performance will be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs proportionally or if our product costs increase and we cannot increase our prices proportionally.

Increases in the price of finished goods and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used for our uniforms are made from cotton, wool, synthetic and cotton-synthetic blends. The principal components in our promotional products are plastic, glass, fabric and metal. The prices we pay for these fabrics and components and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic and political climate, currency exchange rates, labor costs, and other unpredictable factors.  Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

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

Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

Our operations are subject to various international trade agreements and regulations, such as the Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Caribbean Basin Trade Partnership Act (CBTPA), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), the Food Conservation and Energy Act of 2008 (HOPE II), the Haiti Economic Lift Program of 2010 (HELP), the African Growth and Opportunity Act (AGOA), and the activities and regulations of the World Trade Organization (WTO). Generally, these trade agreements and regulations benefit our business by reducing or eliminating the quotas, duties and/or tariffs assessed on products manufactured in a particular country. However, trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country.

The countries in which our products are manufactured or into which they are imported may from time-to-time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased to qualify for free or reduced duty. These countries also may create additional workplace regulations or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements or regulations will not provide our competitors an advantage over us or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition. Nor can we assure you that the changing geopolitical and U.S. political environments will not result in a trade agreement or regulation being altered which adversely affects our company. Specifically, the current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import quotas, duties, tariffs or other restrictions on products or raw materials sourced from those countries, which include countries from which we import raw materials or in which we manufacture our products. Any such quotas, duties, tariffs or restrictions could have a material adverse effect on our business, results of operations or financial condition.

For example, in July 2018, the Trump Administration announced a list of categories of goods subject to tariffs. These tariffs became effective for certain goods in September of 2018, initially at a rate of 10%. The Trump Administration announced that these tariffs would increase to 25% in January of 2019, but subsequently indefinitely delayed that increase; it is possible that the Trump Administration could implement that, or a different, tariff rate or rescind its position on tariffs. Certain inbound products in our Uniforms and Related Products and Promotional Products segments to the United States are subject to these tariffs assessed on the manufactured cost of goods at the time of import. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. We also have shifted some production out of China and may seek to shift additional production out of China, which may result in additional costs and disruption to our operations. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limitations of trade. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted further by retaliatory trade measures taken by China or other countries in response to existing or future tariffs.

The apparel industry, including uniforms and corporate identity apparel, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry, including uniforms and corporate identity apparel, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired. We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because the majority of what we manufacture and sell are uniforms, scrubs, corporate identity apparel and other accessories.

Risks Relating To Our Business

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our Fashion Seal Healthcare® and WonderWink® marks are critically important to our business, as more than 23% and 12%, respectively, of our Uniform and Related Products segment’s products are sold under those names. We cannot assure you that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others.  We cannot assure you that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims.  In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

We selectively pursue acquisitions from time-to-time as part of our growth strategy. We compete with others within our industries for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, acquisition candidates may not be available to us in the future on favorable terms.

Acquisition valuations require us to make certain estimates and assumptions to determine the fair value of the acquired entities (including the underlying assets and liabilities).  If our estimates or assumptions to value the acquired assets and liabilites are not accurate, we may be exposed to losses, and/or unexpected usage  of cash flow to fund the operations of the acquired operations that may be material.

Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining facility and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense and in disruption to our operations, and may require a disproportionate amount of our management’s attention, any of which could negatively impact our ability to achieve anticipated benefits, such as revenue and cost synergies. Growth of our business through acquisition generally increases our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. We may be required to invest in additional support personnel, facilities and systems to address the increased complexities associated with business or segment expansion. These investments could result in higher overall operating costs and lower operating profits for the business as a whole. There can be no assurance that we will be successful in integrating acquired businesses or managing our expanding operations.

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

We rely on information technology systems to process transactions, communicate with customers, manage our business, and process and maintain information. The measures we have in place to monitor and protect our information technology systems might not provide sufficient protection from catastrophic events, power surges, viruses, malicious software (including ransomware), attempts to gain unauthorized access to data or other types of cyber-based attacks. As cyber-attacks become more frequent, sophisticated, damaging and difficult to predict, any such event could negatively impact our business operations, such as by product disruptions that result in an unexpected delay in operations, interruptions in our ability to deliver products and services to our customers, loss of confidential or otherwise protected information, corruption of data, and expenses related to the repair or replacement of our information technology systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

Our outstanding indebtedness, including the term loan with Branch Banking & Trust Company we restructured in January 2019, may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

Pledged as collateral under our indebtedness are substantially all of the assets of the Company.  Our credit agreement requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests.  Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our credit agreement. If an event of default occurs, our lender could increase our borrowing costs, restrict our ability to obtain additional borrowings under our line of credit, accelerate all amounts outstanding, or enforce its interest against collateral pledged under the credit agreement.

Potential transition from LIBOR as a benchmark borrowing rate.

On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by 2021.

Interest rates on the Company’s current debt instruments are benchmarked against LIBOR.  These debt instruments mature after December 31, 2021, which is the date at which banks are expected to stop reporting the data used to create this benchmark reference rate.  While there is a general industry expectation that a new benchmark rate known as the Secured Overnight Financing Rate (“SOFR”) will be used instead, it is uncertain how many or which industry participants will switch from one benchmark rate to another or whether a benchmark other than SOFR will become prevalent.  Further, the Company’s debt instruments do not currently identify an alternative benchmark rate to replace LIBOR, nor is the impact of such a change determinable.  The transition to SOFR or any other benchmark rate may impact interest rates on the Company’s borrowings, including its corporate debt and interest-rate swap. If the impact is significantly adverse, the Company’s ability to service its debt or comply with its debt covenants could be jeopardized.

Further, a change from LIBOR to another indexed benchmark rate may affect companies or individuals with exposure to LIBOR with whom the Company relies upon to conduct business, such as its current banking institutions, vendors, customers, brokers/dealers, investment companies or investment advisors.  Adverse impacts on any market participants on whom the Company relies to conduct business or access capital markets could significantly affect the Company’s business operations and cash flow.

We have significant pension obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments become due under any pension plans that are unfunded or underfunded.

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2018, we had approximately $8.8 million in unfunded or underfunded obligations related to our pension plans, compared to $8.4 million as of December 31, 2017.

We are subject to international, federal, state and local laws and regulations, and failure to comply with them may expose us to potential liability.

We are subject to international, federal, state and local laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission and various labor, workplace and related laws, as well as environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Shortages of supply of sourced goods or raw materials from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. In 2018, 2017 and 2016, approximately 24%, 34% and 31%, respectively, of products for our Uniform and Related Products segment were sourced from China. In 2018, 2017 and 2016, approximately 25%, 34% and 32%, respectively, of products for our Uniform and Related Products segment were obtained from suppliers located in Central America and Haiti. In 2018, 2017 and 2016, approximately 28%, 67% and 59% respectively, of our products for our Promotional Products segment were sourced from China. If we are unable to continue to obtain our products from the countries from which we obtain products, such as China, El Salvador, and Haiti, it could significantly disrupt our business. Because we source products and raw materials and maintain operations in these locations, we are affected by economic and political conditions in those countries, including possible employee turnover, labor and other unrest and lack of developed infrastructure, as well as decisions by the U.S. government to impose or increase import duties or other import regulations.  See also “Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those related to trade with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.”

Our business may be impacted by adverse weather and other unpredicted events.

Our corporate headquarters is located in Florida, which is a hurricane-sensitive area. Should a hurricane occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect our company, such as by damage to, or total destruction of our headquarters, surrounding transportation infrastructure, network communications, and other forms of communication. Some of our other locations and those of our suppliers, such as those located in Central America and Haiti, are exposed to hurricanes, earthquakes, and other weather events or unpredicted events; the damages that such events could produce could affect the supply of our products and services. In addition, similar disruptions to the business of our customers located in areas affected by hurricanes, earthquakes, and other weather events or unpredicted events may adversely impact sales of our products and services.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

As our business grows, we continue to make significant investments in our technology, including in the areas of warehouse management, enterprise risk management, and product design. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits, might take longer than expected to realize the anticipated benefits, might fail, or might cost more than anticipated.

Our Remote Staffing Solutions business is dependent on the trend toward outsourcing.

Our Remote Staffing Solutions business and growth within that segment depend in large part on the industry trend toward outsourced customer contact management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer contact services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations.

Inability to attract and retain key management or other personnel could adversely impact our business.

Our success is dependent on the skills, experience and efforts of our senior management and other key personnel.  If, for any reason, one or more senior executive or key personnel was not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operations.

If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

The United States recently adopted tax reform legislation commonly known as the Tax Cuts and Jobs Act, which imposes a new tax on our non-U.S. operations. The U.S. tax changes also provide flexibility related to repatriating non-U.S. earnings to the United States without additional U.S. taxation, and as a result, we have changed classification of certain earnings that were previously deemed to be permanently reinvested offshore and recorded deferred tax liabilities for the associated withholding taxes. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the Tax Cuts and Jobs Act or other tax laws are implemented or interpreted, could further impact our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

We are also subject to tax audits in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Certain existing shareholders have significant control.

At December 31, 2018, our executive officers, Directors, and certain of their family members collectively owned 34.9% of our outstanding common stock. As a result, our executive officers and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

As of December 31, 2018, the Company owned or leased approximately 30 facilities containing an aggregate of approximately 1,249,000 square feet located in the United States, Central America, South America, Haiti and Asia, which are used for manufacturing, distribution, call and customer service centers, and office space supporting our Uniforms and Related Products, Remote Staffing Solutions, and Promotional Products segments.  Our owned facilities total approximately 453,000 square feet, including our 66,000 square feet corporate headquarters in Seminole, Florida (which also houses a call center and is involved with all of our segments), 290,000 square feet warehousing and distribution locations in Alpharetta and Gainesville, GA, and in Dallas, TX (used in conjunction with our Uniforms and Related products segment) and 43,000 square feet call center in El Salvador (which serves our Remote Staffing Solutions segment). Our principal Promotional Products locations are leased office space in Los Angeles, CA and Chicago, IL; we also lease office space for use with this segment in other countries, including Brazil, India and China. Our distribution center in Eudora, AR is used primarily for our Uniforms and Related Products segment, and is rented for a nominal amount from a municipality providing incentives for businesses to locate in that area and may be purchased for a nominal amount.

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

The following table sets forth the high and low sales prices and cash dividends declared on our common stock by quarter for 2018 and 2017 as reported in the consolidated transaction reporting system of the NASDAQ Stock Market.

	QUARTER ENDED
	2018				2017
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

Common Shares:
High	$28.49	$27.79	$22.36	$19.49	$19.69	$23.33	$23.63	$28.85

Low	$22.94	$19.69	$18.00	$15.30	$16.65	$17.13	$20.70	$22.24

Dividends (total for 2018 $.40; 2017-$0.37)	$0.095	$0.095	$0.100	$0.100	$0.088	$0.088	$0.095	$0.095

We declared cash dividends of $0.095 per share in the first and second quarters and $0.10 per share in the third and fourth quarters during the fiscal year ended December 31, 2018.

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

On February 19, 2019, we had 145 shareholders of record and the closing price for our common shares on the NASDAQ Stock Market was $18.00 per share.

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

The graph illustrates the cumulative values at the end of each succeeding fiscal year resulting from the change in the stock price, assuming a reinvestment of dividends. Over the five year period, $100 invested in Superior Group of Companies, Inc. stock grew to $253.00, compared to $165.84 for the NASDAQ Composite Index and $69.70 for the NYSE Wholesale and Retail Trade Index.

	12/13	12/14	12/15	12/16	12/17	12/18

Superior Group of Companies	100.00	195.57	230.19	271.13	375.80	253.00
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NYSE MKT Wholesale and Retail Trade Index	100.00	88.15	64.62	76.62	75.93	69.70

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
Month #1
(October 1, 2018 to	60,666	$$18.54	60,666
October 31, 2018)
Month #2
(November 1, 2018 to	57,315	$$18.19	57,315
November 30, 2018)
Month #3
(December 1, 2018 to	26,044	$$18.07	26,044
December 31, 2018)
TOTAL	144,025	$$18.32	144,025	58,216

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

We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from our audited consolidated financial statements that are not included in this Form 10K. Our historical results for any prior period are not indicative of results to be expected in any future period.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY
YEARS ENDED DECEMBER 31,
(In thousands, except per share amounts)

	2018	2017	2016	2015	2014
Net sales	$346,350	$266,814	$252,596	$210,317	$196,249
Costs and expenses:
Cost of goods sold	224,653	170,462	165,614	138,884	127,512
Selling and administrative expenses	96,710	70,592	65,124	52,018	50,724
Other periodic pension costs	385	1,224	1,272	-	-
Interest expense	3,207	802	688	519	484
	324,955	243,080	232,698	191,421	178,720

Gain on sale of property, plant and equipment	-	1,048	-	-	-

Income before taxes on income	21,395	24,782	19,898	18,896	17,529
Income tax expense	4,420	9,760	5,260	5,830	6,180
Net income	$16,975	$15,022	$14,638	$13,066	$11,349

Per Share Data:
Basic
Net income	$1.14	$1.04	$1.04	$0.95	$0.85
Diluted
Net income	$1.10	$0.99	$0.98	$0.90	$0.82

Cash dividends per common share	$0.390	$0.365	$0.340	$0.315	$0.285

At year end:
Total assets	$335,086	$218,938	$196,848	$151,731	$139,937
Long-term debt	$111,522	$32,933	$36,227	$21,131	$22,660
Working capital	$150,819	$95,315	$93,107	$79,380	$77,191
Shareholders' equity	$150,921	$124,968	$110,550	$92,690	$80,412

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, which present our results of operations for the years ended December 31, 2018, 2017 and 2016, as well as our financial positions at December 31, 2018 and 2017, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”) which manufactures uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock to an equityholder of CID. The working capital adjustment was based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Business Outlook

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment.  Our primary products are provided to workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors.  Our revenues are impacted by our ability to attract and retain new customers, our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, voluntary employee turnover at our customers can have a significant impact on our business.  The current economic environment in the United States is continuing to see moderate improvement in the employment environment and voluntary employee turnover has been increasing.  We also continue to see an increase in the demand for employees in the healthcare sector and our acquisition of CID provides us with a market to sell Fashion Seal Healthcare apparel to retail stores and into the digital marketplace.  These factors are expected to have positive impacts on our prospects for growth in net sales in 2019.

We have continued our efforts to increase penetration of the health care market. We have been and continue to pursue acquisitions to increase our market share in the Uniforms and Related Products segment.

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results. It has in fact enabled us to reduce operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment. We began selling remote staffing services to other companies during 2009. We have grown this business from approximately $1.0 million in net sales to outside customers in 2010 to approximately $27.3 million in net sales to outside customers in 2018. We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth. We increased net sales to outside customers by approximately 42%, 34%, and 20% in 2018, 2017 and 2016, respectively.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective March 1, 2016.  BAMKO has been operating in the promotional products industry for more than 15 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market. We completed two additional acquisitions in this segment in late 2017. We believe promotional products are a synergistic fit with our uniform business.

Year Ended December 31, 2018 vs. 2017

Operations

Net Sales

(In thousands, except percentages)
	2018	2017	% Change
Uniforms and Related Products	$238,165	$204,644	16.4%
Remote Staffing Solutions	31,311	23,021	36.0
Promotional Products	80,913	42,904	88.6
Net intersegment eliminations	(4,039)	(3,755)	7.6
Consolidated Net Sales	$346,350	$266,814	29.8%

Net Sales

Net sales for the Company increased 29.8% from $266.8 million in 2017 to $346.4 million in 2018.   The aggregate increase in net sales is attributed to the acquisitions of Public Identity on August 21, 2017, Tangerine on December 1, 2017 and CID Resources on May 2, 2018 (contributing 28.9%), an increase in net sales after intersegment eliminations for our Remote Staffing Solutions segment (contributing 3.0%) and an increase in net sales from our Promotional Products segment (contributing 1.1%); partially offset by other decreases from our Uniforms and Related Products segment (contributing 3.2%).

Uniforms and Related Products net sales increased 16.4% in 2018 compared to 2017.  The increase is primarily due to the CID acquisition (contributing 20.5%); partially offset by other net decreases in sales to new and existing customers (contributing 7.1%).

Remote Staffing Solutions net sales increased 36.0% before intersegment eliminations and 41.6% after intersegment eliminations for the year ended December 31, 2018 compared to the year ended December 31, 2017. These increases are attributed to continued market penetration in 2018, with respect to both new and existing customers.

Promotional Products net sales increased 88.6% in 2018 compared to 2017.  The increase is primarily due to the two acquisitions in the latter part of 2017 (contributing 81.5%) and other increases (contributing 1.5%).  As we have noted in the past, net sales in this segment will tend to fluctuate more significantly than our Uniforms and Related Products segment from quarter to quarter.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.8% in 2018 and 64.6% in 2017. The increase is primarily due to changes in customer and product mix: partially offset by the acquisition of CID which tends to have higher gross margins. Exclusive of the results from CID, our Uniform Segment would have had cost of goods sold as a percentage of net sales of 65.8% for the year ended December 31, 2018.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.8% in 2018 and 45.9% in 2017. The percentage decrease in 2018 as compared to 2017 is primarily attributed to an increase in the percentage of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 72.0% in 2018 and 67.7% in 2017. The increase as a percentage of net sales is primarily attributed to the acquisition of Tangerine, which has lower gross margins compared to the other operating divisions in the segment. Exclusive of the results from Tangerine, our Promotional Products segment would have had cost of goods sold as a percentage of net sales of 67.3% for the year ended December 31, 2018. In addition, cost of goods sold as a percentage of revenue for this segment can fluctuate from quarter to quarter based on the service requirements of individual contracts that shipped during the quarter.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 28.9% in 2018 and 25.9% in 2017.  Included within these expenses for 2018 was approximately $2.1 million associated with the CID acquisition.  CID’s selling and administrative expenses were approximately 34.9% of CID’s net sales for the year ended December 31, 2018 and included amortization expense for intangible assets as a result of the acquisition.  Also, due to the nature of CID’s business, it tends to have higher selling and marketing expenses than our other uniform businesses.  Exclusive of acquisition related expenses and CID’s selling and administrative expenses, selling and administrative expenses for the Uniform and Related Products segment as a percentage of net sales would have been 26.5%.  This increase is attributed to lower net sales to cover operating expenses (contributing 1.1%) and losses on investments related to the supplemental executive retirement plan (contributing 0.3%) partially offset by lower salaries, wages, bonuses and related expenses (contributing 0.5%) and lower amortization of non-compete agreements (contributing 0.3%).

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 35.6% in 2018 and 34.2% in 2017. The increase is primarily attributed to investments in the business to support continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 23.9% in 2018 and 28.4% in 2017. The decrease is primarily related to higher net sales to cover operating costs for the year ended December 31, 2018. In addition, the decrease is a result of fair market value adjustments for the acquisition related contingent liabilities (contributing 1.9%). These decreases were partially offset by higher amortization expense due to the acquisitions in 2017 (contributing 1.6%).

Other Periodic Pension Costs

Other periodic pension costs decreased from $1.2 million in 2017 to $0.4 million in 2018. The decrease was primarily due to lower settlement losses and higher expected return on plan assets in 2018.

Gain on Sale of Property, Plant and Equipment

In the quarter ended March 31, 2017, we sold our former call center building and related assets in El Salvador in our Remote Staffing Solutions segment for net proceeds of $2.8 million and realized a gain on sale of $1.0 million.

Interest Expense

Interest expense increased to $3.2 million for the year ended December 31, 2018 from $0.8 million for the year ended December 31, 2017 primarily due to increased borrowing related to the May 2, 2018 acquisition of CID and higher interest rates.

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. As a result of the transition tax under the Tax Act, the Company will no longer consider its undistributed earnings from foreign subsidiaries as indefinitely reinvested and has provided a deferred tax liability primarily for foreign withholding taxes that would be expected to apply when the foreign subsidiaries distribute such earnings as dividends to the Company in the United States.  The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder.  The computation of GILTI is still subject to interpretation and while clarifying guidance was recently released, more is expected. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment.  In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.  The Company will be impacted by GILTI relative to the earnings of its foreign subsidiaries in 2018 and beyond, which may be material to our consolidated financial statements.

The effective tax rate was 20.7% and 39.4% in the year ended December 31, 2018 and 2017, respectively.  The 18.7% decrease in the effective tax rate between years is attributed primarily to the reduction in corporate tax rate (contributing 13.0%), the 2017 transition tax (contributing 6.7%), the 2017 revaluation of deferred taxes (contributing 6.9%), and an increase in the benefit of foreign sourced income (contributing 2.3%); partially offset by the addition of the GILTI tax (contributing 2.7%), a decrease in the excess tax benefit associated with share based compensation (contributing 6.9%) and other minor increases (contributing 0.6%).

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

Year Ended December 31, 2017 vs. 2016

Operations

Net Sales

(In thousands, except percentages)
	2017	2016	% Change
Uniforms and Related Products	$204,644	$210,373	(2.7)%
Remote Staffing Solutions	23,021	17,953	28.2
Promotional Products	42,904	27,816	54.2
Net intersegment eliminations	(3,755)	(3,546)	5.9
Consolidated Net Sales	$266,814	$252,596	5.6%

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

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 25.9% in 2017 and 24.2% in 2016. The increase as a percentage of net sales was primarily due to lower net sales in 2017 to cover operating expenses (contributing 0.7%) and increased salaries, wages and benefits exclusive of medical costs (contributing 0.5%), higher bad debt expense due primarily to a customer bankruptcy (contributing 0.3%) and other minor increases (contributing 0.4%).  These increases were partially offset by lower medical claims in 2017 (contributing 0.2%).

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

Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. The impacts of these changes are reflected in the 2017 tax expense which resulted in a provisional charge of approximately $4.0 million, which is subject to adjustment given the provisional nature of the charge. This resulted in an effective tax rate higher than the statutory rate in 2017. As a result of the transition tax under The Act, the Company will no longer consider its undistributed earnings from foreign subsidiaries as indefinitely reinvested and has provided a deferred tax liability primarily for foreign withholding taxes that would be expected to apply when the Company dividends these earnings back to the United States. The effective income tax rate in 2017 was 39.4% and in 2016 was 26.4%.  The 13.0% increase in the effective tax rate is attributed primarily to the Tax Act (contributing 17.1%) and other increases (contributing 0.1%), partially offset by an increase in the benefit of foreign sourced income (contributing 1.4%) and an increase in the excess tax benefit associated with share based compensation (contributing 2.8%).

The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

For further discussion of changes in the effective tax rate, refer to the Note 7 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, long-term debt as a percentage of long-term debt and equity, and activity ratios. The strength of the Company’s balance sheet provides the ability to pursue acquisitions, to invest in new product lines and technologies, and to invest in additional working capital as necessary. As of December 31, 2018, approximately $4.8 million of our cash is held in our foreign subsidiaries. As a result of the Tax Act, the Company no longer intends to permanently reinvest its historical foreign earnings and plans to repatriate the funds as needed for liquidity.

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

Balance Sheet

Accounts receivable-trade increased 26.6% from $50.6 million on December 31, 2017 to $64.0 million on December 31, 2018. $7.6 million of the increase is due to the acquisition of CID.

Inventories were $65.0 million on December 31, 2017 and $67.3 million as of December 31, 2018. An increase primarily related to the acquisition of CID of $31.5 million was mostly offset by the adoption of ASC 606, which reduced inventory by $27.1 million.

Contract assets of $49.2 million relate to the adoption of ASC 606 on January 1, 2018. See Note 1 in the notes to consolidated financial statements.

Other intangible assets increased from $29.1 million on December 31, 2017 to $66.3 million on December 31, 2018. This increase is due to the acquisition of CID, partially offset by amortization.

Goodwill increased from $16.0 million on December 31, 2017 to $34.0 million on December 31, 2018.  This increase is due to the acquisition of CID.

Deferred income taxes changed from a $2.9 million asset on December 31, 2017 to an $8.5 million liability on December 31, 2018. The change is primarily attributed to the acquisition of CID contributing $9.5 million and the tax effect of the cumulative effect of the adoption of ASC 606 on January 1, 2018 of $2.7 million.

Other assets increased 16.8% from $7.6 million on December 31, 2017 to $8.8 million on December 31, 2018. The increase is primarily due to higher investments in our Non-Qualified Deferred Compensation Plan due to higher employee contributions to the plan.

Accounts payable increased 25.0% from $19.8 million on December 31, 2017 to $24.7 million on December 31, 2018. This increase is primarily due to the acquisition of CID contributing $3.1 million and the adoption of ASC 606 contributing $2.7 million.

Current portion of acquisition-related contingent liabilities decreased from $3.1 million on December 31, 2017 to $0.9 million on December 31, 2018. This reduction was primarily due to the final payment for the HPI acquisition of $2.0 million which was made during the first quarter of 2018 and the payment for the BAMKO acquisition that was made during the second quarter of 2018 of $1.0 million. These decreases were partially offset by $0.9 million for the BAMKO payment due in the second quarter of 2019. We do not expect to make a payment for the Tangerine acquisition in 2019.

Long-term debt increased from $32.9 million on December 31, 2017 to $111.5 million on December 31, 2018. The increase is due to the new term loan to fund the acquisition of CID, partially offset by scheduled repayments on our other term loan and lower borrowings on our revolver loan. See Note 6 in the notes to consolidated financial statements.

Long-term acquisition-related contingent liabilities decreased from $7.3 million as of December 31, 2017 to $5.4 million on December 31, 2018. The decrease is primarily due to reclassifications to current liabilities for the payments due in the second quarter of 2019 and adjustments to the fair value of continent liabilities for BAMKO and Tangerine.

Cash Flows

Cash and cash equivalents decreased by $2.8 million from $8.1 million on December 31, 2017 to $5.4 million as of December 31, 2018. During the year ended December 31, 2018, the Company generated cash of $19.9 million from operating activities, used cash of $85.6 million for the acquisition of CID and $4.9 million to fund capital expenditures, and generated $68.1 million from financing activities.

For the foreseeable future, the Company will continue its ongoing capital expenditure program designed to maintain and improve its facilities.

During the years ended December 31, 2018, 2017 and 2016, the Company paid cash dividends of $5.8 million, $5.3 million and $4.7 million, respectively.

Capital Expenditures

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.  As noted in prior periods, we have invested in a new call center building in El Salvador which was completed in June 2016 that almost tripled our prior capacity. We spent approximately $6.8 million on the El Salvador project through December 31, 2015 and approximately $3.6 million in the twelve-month period ended December 31, 2016. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Dividends and Share Repurchase Program

During the years ended December 31, 2018, 2017 and 2016, respectively, the Company paid cash dividends of $5.8 million, $5.3 million and $4.7 million. The Company reacquired 158,359 shares of its common stock at a total cost of $2.9 million in the year ended December 31, 2018 and 45,100 shares of its common stock at a total cost of $0.7 million in the year ended December 31, 2016, pursuant to its stock repurchase program. No stock was reacquired in the year ended December 31, 2017.

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. At December 31, 2018, the Company had 58,216 shares remaining for purchase under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. We consider several factors in determining when to make share repurchases, including among other things, our cost of equity, our after-tax cost of borrowing, our debt to total capitalization targets and our expected future cash needs. There is no expiration date or other restriction governing the period over which we can make our share repurchases under the program. The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

Credit Agreement

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that increased its revolving credit facility from $15 million to $20 million and refinanced its then-existing term loan with a new $45 million term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings.  Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility. The amounts outstanding under this credit agreement were paid in full on February 28, 2017 with the proceeds from a new loan agreement with BB&T.

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provided a new revolving credit facility of $35 million which was to terminate on February 25, 2022 and provided a new term loan of $42 million which matures on February 26, 2024. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75%.  The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility.

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated as of May 2, 2018 (the “Amended and Restated Credit Agreement”), with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and provided an additional term loan in the principal amount of $85 million.  No principal payments are due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan matures in May 2020. The Company’s existing term loan with the original principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule.  The scheduled amortization for the $42 million term loan is as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million.  The revolving credit facility, $42 million term loan and $85 million term loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of one-month LIBOR plus 0.68% (3.14% at December 31, 2018). Obligations outstanding under the $85 million term loan generally have a variable interest rate of one-month LIBOR plus 0.93% for the first twelve months after the effective date (3.39% at December 31, 2018), 1.5% for the period from thirteen months through eighteen months after the effective date, and 1.75% thereafter. The Company is obligated to pay a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility and a commitment fee of 0.25% on the outstanding balance of the $85 million term loan on June 1, 2019 and December 1, 2019. The available balance under the revolving credit facility is reduced by outstanding letters of credit.  As of December 31, 2018, there were no outstanding letters of credit.  The term loans do not contain pre-payment penalties.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets.  The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1.  As of December 31, 2018, the Company was in compliance with these ratios.  The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries.  The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

In connection with the Credit Agreement and the Amended and Restated Credit Agreement, the Company incurred approximately $0.1 million and $0.2 million of debt financing costs respectively, which primarily consisted of a loan commitment fee and legal fees.  These costs are being amortized over the life of both Credit Agreements as additional interest expense.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date on the loan was extended to January 22, 2026 and the interest rate was lowered to a variable interest rate of LIBOR plus $0.85%. The scheduled amortization for the $65 million term loan is as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million.

Interest Rate Swap Agreement

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and will be amortized as interest expense over the remaining life of the amended swap. As of December 31, 2018, there was $0.1 million related to the original swap recorded within OCI. Changes to the fair value of the amended swap will be recorded as interest expense. As of December 31, 2018, the fair value of the amended swap was $0.1 million and was included in prepaid expenses and other current assets.

Long-Term Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2018:

(In thousands)	Payments Due by Period (5)
	2019	2020-2021	2022-2023	After 2023
Long-term debt (1)(5)	$6,000	$97,000	$12,000	$1,500
Note payable - revolving credit agreement (1)	-	-	-	1,193
Operating leases (2)	1,604	2,242	1,687	220
Acquisition-related liability (3)	125	115	-	-
Acquisition-related contingent liabilities (3)	961	5,121	2,912	-
Total long term contractual cash obligations	$8,690	$104,478	$16,599	$2,913

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 6 to the consolidated financial statements.
(2)	Amounts do not include certain operating expenses such as maintenance, insurance, and real estate taxes.
(3)	The amounts represent the expected cash payment. The amounts on our consolidated balance sheet are stated at fair value.
(4)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $0.6 million, pension liability of $7.1 million and deferred compensation liability of $2.9 million. We expect to contribute $0.1 million to our pension plan in 2019.

(5)

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing line of credit to reduce the principal amount to $65 million. The scheduled amortization for the $65 million Term Loan is as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in variable interest entities, which includes special purpose entities and structured finance entities.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $0.6 million. The Company’s concentration of risk is also monitored and as of December 31, 2018, no customer(s) had an account balance greater than 7.4% of receivables and the five largest customer account balances totaled $12.8 million. Additionally, the Company advances funds for certain of its suppliers to purchase raw materials. The Company deducts payment for these raw materials from payments made to the suppliers upon completion of the related finished goods. The Company had a receivables balance from one of its suppliers located in Haiti totaling approximately $1.6 million at December 31, 2018. This amount is included in accounts receivable-other on the consolidated balance sheet.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $22.1 million and $11.9 million in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its testing of goodwill as of December 31, 2018 and determined that that the fair value of the reporting units was more than its carrying value.

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

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 3.45% to 3.53% were determined based on the Citigroup Pension Yield Curve.  This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

At December 31, 2018, the Company’s projected benefit obligation under its supplemental executive retirement pension plan exceeded the fair value of the plan assets by $8.8 million and thus the plan is underfunded. The fair value of the plans assets for the noncontributory qualified defined benefit pension plans exceeded their projected benefit obligations by $1.7 million and thus the plans are overfunded. In 2018, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $0.1 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.1 million and would have reduced the funded status by $1.0 million for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to “Note 8 – Benefit Plans” in the notes to the consolidated financial statements included in this Form 10-K.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Act was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduced the U.S. corporate statutory tax rate from 34% to 21% beginning on January 1, 2018. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded an additional deferred tax expense. The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder.  The computation of GILTI is still subject to interpretation and while clarifying guidance was recently released, more is expected. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company will be impacted by GILTI relative to the earnings of its foreign subsidiaries in 2018 and beyond, which may be material to our consolidated financial statements.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2018, there was an increase of $0.1 million in total unrecognized tax benefits.  As of December 31, 2018, we had an accrued liability of $0.6 million for unrecognized tax benefits.  We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in 2018, 2017 and 2016 includes the compensation expense for the share-based payments granted in those years.   In the Company’s share-based compensation strategy we utilize a combination of stock options and stock-settled stock appreciation rights (“SARS”) that fully vest on the date of grant or over time and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant or over the service period.  The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate.   The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to “Note 12 – Share Based Compensation” in the notes to the consolidated financial statements included in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our term loan and revolving credit facility are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2018 would have resulted in approximately $0.9 million in additional pre-tax interest expense for the year ended December 31, 2018. See Note 6 to our consolidated financial statements.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 4% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of December 31, 2018, we were not engaged in foreign currency exchange hedging transactions; however, if and when we do, there can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the India rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the year end December 31, 2018, transaction gains were approximately $0.1 million on a pre-tax basis.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Superior Group of Companies, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, CID Resources, Inc.’s internal control over financial reporting associated with total assets of $101,642,000 and total revenues of $42,012,000, included in the Company’s consolidated financial statements as of and for the year ended December 31, 2018. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Accordingly, our audit also excluded an evaluation of CID Resources, Inc.’s internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method. Our opinion is not modified with respect to this adoption.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2013.

Clearwater, Florida

February 21, 2019

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31,
(In thousands, except shares and per share data)

	2018	2017	2016
Net sales	$346,350	$266,814	$252,596

Costs and expenses:
Cost of goods sold	224,653	170,462	165,614
Selling and administrative expenses	96,710	70,592	65,124
Other periodic pension costs	385	1,224	1,272
Interest expense	3,207	802	688
	324,955	243,080	232,698

Gain on sale of property, plant and equipment	-	1,048	-

Income before taxes on income	21,395	24,782	19,898
Income tax expense	4,420	9,760	5,260
Net income	$16,975	$15,022	$14,638

Weighted average number of shares outstanding during the period
(Basic)	14,937,786	14,510,156	14,082,243
(Diluted)	15,472,133	15,118,768	14,897,489
Per Share Data:
Basic
Net earnings	$1.14	$1.04	$1.04
Diluted
Net earnings	$1.10	$0.99	$0.98

Other comprehensive income (loss), net of tax:

Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	862	652	667

Recognition of settlement loss included in net periodic pension costs	-	272	287

Current period loss	(1,253)	(1,948)	(764)

Gain (loss) on cash flow hedging activities	203	(111)	95

Foreign Currency Translation Adjustment:
Reclassification of gain on foreign currency transactions included in net income	-	-	(170)
Foreign currency translation adjustments	(518)	20	243

Other comprehensive (loss) income	$(706)	$(1,115)	$358

Comprehensive income	$16,269	$13,907	$14,996

Cash dividends per common share	$0.390	$0.365	$0.340

See accompanying notes to consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
YEARS ENDED DECEMBER 31,
(In thousands, except share and par value data)

	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,362	$8,130
Accounts receivable, less allowance for doubtful accounts of $2,042 and $1,382, respectively	64,017	50,569
Accounts receivable - other	1,744	1,848
Inventories	67,301	64,979
Contract asset	49,236	-
Prepaid expenses and other current assets	9,552	11,011
TOTAL CURRENT ASSETS	197,212	136,537

PROPERTY, PLANT AND EQUIPMENT, NET	28,769	26,844
OTHER INTANGIBLE ASSETS, NET	66,312	29,061
GOODWILL	33,961	16,032
DEFERRED INCOME TAXES	-	2,900
OTHER ASSETS	8,832	7,564
	$335,086	$218,938

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,685	$19,752
Other current liabilities	14,767	12,409
Current portion of long-term debt	6,000	6,000
Current portion of acquisition-related contigent liability	941	3,061
TOTAL CURRENT LIABILITIES	46,393	41,222

LONG-TERM DEBT	111,522	32,933
LONG-TERM PENSION LIABILITY	8,705	8,319
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	5,422	7,283
DEFERRED INCOME TAXES	8,475	-
OTHER LONG-TERM LIABILITIES	3,648	4,213
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,202,387 and 15,081,947, respectively.	15	15
Additional paid-in capital	55,859	49,103
Retained earnings	103,032	83,129
Accumulated other comprehensive income (loss), net of tax:
Pensions	(7,673)	(7,282)
Cash flow hedges	113	(90)
Foreign currency translation adjustment	(425)	93
TOTAL SHAREHOLDERS' EQUITY	150,921	124,968
	$335,086	$218,938

See accompanying notes to consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2016	13,917,465	$14	$33,806	$65,392	$(6,522)	$92,690
Common shares issued upon exercise of options, net	251,996	1	1,960	(457)		1,504
Restricted shares issued	333,190		4,558			4,558
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	55,656					-
Share-based compensation expense			1,638			1,638
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(405)			(405)
Tax benefit from vesting of acquisition related restricted stock			990			990
Purchase and retirement of common shares	(45,100)		(131)	(583)		(714)
Cash dividends declared ($.034 per share)				(4,707)		(4,707)
Comprehensive Income (Loss):
Net earnings				14,638		14,638
Net change during the period related to:
Cash flow hedges, net of taxes of $24					95	95
Pensions, net of taxes of $97					190	190
Change in currency translation adjustment, net of taxes of $41					73	73
Comprehensive Income:						14,996
Balance, December 31, 2016	14,513,207	15	42,416	74,283	(6,164)	110,550

Common shares issued upon exercise of options	285,745		2,779	(907)		1,872
Restricted shares issued	181,399		2,780			2,780
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	101,596					-
Share-based compensation expense			1,664			1,664
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(1,186)			(1,186)
Tax benefit from vesting of acquisition related restricted stock			650			650
Cash dividends declared ($ 0.365 per share)				(5,269)		(5,269)
Comprehensive Income (Loss):
Net earnings				15,022		15,022
Net change during the period related to:
Cash flow hedges, net of taxes of $36					(111)	(111)
Pensions, net of taxes of $59					(1,024)	(1,024)
Change in currency translation adjustment, net of taxes of $13					20	20
Comprehensive Income:						13,907
Balance, December 31, 2017	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, December 31, 2017	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968

ASC 606 adjustment to opening retained earnings				11,245		11,245
Common shares issued upon exercise of options	87,347		878	(151)		727
Restricted shares issued for purchase of business	150,094		3,762			3,762
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	3,428					-
Share-based compensation expense	37,930		2,264			2,264
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(17)			(17)
Tax benefit from vesting of acquisition related restricted stock			445			445
Cash dividends declared ($ 0.39 per share)				(5,836)		(5,836)
Common shares repurchased	(158,359)		(576)	(2,330)		(2,906)
Comprehensive Income (Loss):
Net earnings				16,975		16,975
Net change during the period related to:
Cash flow hedges, net of taxes of $68					203	203
Pensions, net of taxes of $123					(391)	(391)
Change in currency translation adjustment, net of taxes of $189					(518)	(518)
Comprehensive Income:						16,269
Balance, December 31, 2018	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921

See Notes to Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,975	$15,022	$14,638
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	7,906	5,653	4,935
Provision for bad debts - accounts receivable	867	1,002	512
Share-based compensation expense	2,264	1,664	1,638
Deferred income tax (benefit) provision	(665)	5,114	(1,940)
Gain on foreign currency transactions	-	-	(264)
Gain on disposals of property, plant and equipment	-	(1,048)	-
Change in fair value of acquisition-related contingent liabilities	(1,116)	(89)	(31)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable - trade	(4,886)	(4,731)	(7,244)
Accounts receivable - other	105	1,237	177
Contract asset	(3,382)	-	-
Inventories	3,501	4,250	(5,427)
Prepaid expenses and other current assets	1,550	(4,151)	2,203
Other assets	(1,257)	(4,504)	(1,029)
Accounts payable and other current liabilties	(1,344)	3,362	2,030
Long-term pension liability	(128)	(2,577)	829
Other long-term liabilities	(526)	2,523	962
Net cash provided from operating activities	19,864	22,727	11,989

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,869)	(4,248)	(7,385)
Proceeds from disposals of property, plant and equipment	-	2,858	-
Acquisition of businesses, net of acquired cash	(85,597)	(7,988)	(15,161)
Net cash used in investing activities	(90,466)	(9,378)	(22,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	206,025	74,387	125,067
Repayment of long-term debt	(127,439)	(77,573)	(106,827)
Payment of cash dividends	(5,836)	(5,269)	(4,707)
Payment of acquisition-related contingent liabilities	(2,861)	(1,800)	(1,800)
Proceeds received on exercise of stock options	727	1,872	1,504
Tax benefit from vesting of acquisition related restricted stock	445	650	990
Tax withholdings on exercise of stock rights	(17)	(1,186)	(405)
Common stock reacquired and retired	(2,906)	-	(714)
Net cash provided from (used in) financing activities	68,138	(8,919)	13,108

Effect of exchange rates on cash	(304)	51	62

Net (decrease) increase in cash and cash equivalents	(2,768)	4,481	2,613

Cash and cash equivalents balance, beginning of year	8,130	3,649	1,036

Cash and cash equivalents balance, end of year	$5,362	$8,130	$3,649

See accompanying notes to consolidated financial statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies:

a) Business description

Superior’s Uniforms and Related Products segment, through its primary signature marketing brands Fashion Seal Healthcare®, HPI™, and WonderWink®, manufactures (through third parties or its own facilities) and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its subsidiaries in El Salvador, Belize, and the United States (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and total office support solutions.

The Promotional Products segment, through the BAMKO, Public Identity and Tangerine brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States and Brazil with support services in China, Hong Kong and India.

b) Basis of presentation

The consolidated financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC, and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as “the Company”, “Superior”, “we”, “our”, or “us”. Effective May 3, 2108, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc. Intercompany items have been eliminated in consolidation.

c) Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

d) Revenue recognition and allowance for doubtful accounts

The Company recognizes revenue in accordance with ASC 606 effective January 1, 2018.  Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the earnings process is complete, for goods that have no alternative use, and the customer is obligated to purchase the goods under contract termination provisions. Contract termination terms may involve variable consideration clauses such as discounts and rebates. Revenue has been adjusted accordingly for these provisions. Revenue for goods that do have an alternative use for which the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. Revenue from our Remote Staffing segment is recognized as services are delivered. Variable consideration for estimated returns and allowances is recorded based upon historical experience and current allowance programs. Judgments and estimates are used in determining the collectability of accounts receivable and in establishing allowances for doubtful accounts. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Changes in estimates are reflected in the period they become known. Charge-offs of accounts receivable are made once all collection efforts have been exhausted. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

e) Accounts receivable-other

The Company purchases raw materials and has them delivered to certain suppliers of the Company. The Company pays for the raw materials and then deducts the cost of these materials from payments to the suppliers at the time the related finished goods are invoiced to the Company by those suppliers.

f) Advertising expenses

The Company expenses advertising costs as incurred. Advertising costs for of the years ended December 31, 2018, 2017 and 2016, respectively, were $0.7 million, $0.1 million, and $0.1 million.

g) Cost of goods sold and shipping and handling fees and costs

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs, for our Uniforms and Related Products segment and our Promotional Products segment. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $14.0 million, $10.9 million and $10.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

h) Inventories

Inventories are stated at the lower of cost (first-in, first-out method or average cost) or net realizable value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are defined as each of its three reporting segments with its goodwill included in the Uniforms and Related Products segment of $22.1 million and $11.9 million in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its testing of goodwill as of December 31, 2018 and determined that that the fair value of the reporting units was more than its carrying value.

k) Other intangible assets

Other intangible assets consist of customer relationships, non-compete agreements and trade names acquired in previous business acquisitions.

The cost, amortization and net value of customer relationships and non-compete agreement as of December 31, 2018 and 2017 were as follows (In thousands):

	Customer Relationships	Weighted Average Life (years)	Non-Compete Agreement	Weighted Average Life (years)	Customer Backlog	Weighted Average Life (years)
December 31, 2018
Cost	$41,530	10.8	$1,411	4.1	$-	-
Accumulated amortization	(7,762)		(326)		-
Net	$33,768		$1,085		$-

December 31, 2017
Cost	$15,530	8.8	$5,551	5.1	$122	0.5
Accumulated amortization	(4,782)		(4,619)		(10)
Net	$10,748		$932		$112

Amortization expense for other intangible assets was $3.8 million, $2.4 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for other intangible assets is expected to be $3.8 million in each of the years ending December 31, 2019 through 2022; $3.0 million in 2023; $2.2 million in 2024; and $1.7 million in each of the years 2025 through 2034.

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

As part of the acquisition of CID Resources in 2018, the Company recorded $14.2 million as the fair value of the acquired trade name in other intangible assets. This amount is considered to have an indefinite life and as such is not being amortized.

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

p) Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2018, 2017, and 2016.

q) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. The company grants options, stock-settled stock appreciation rights, restricted stock, and performance shares. At December 31, 2018, the Company had 3,498,367 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

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

r) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock-settled stock appreciation rights, restricted stock, and performance shares.

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

u)  Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts.  The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2018 and 2017, the Company had no customers with an accounts receivable balance greater than 7.4% of the total accounts receivable. At December 31, 2018 and 2017, the top five accounts receivable customer balances totaled $12.8 million and $14.2 million, respectively, or approximately 20.0% and 28.0% of the respective total accounts receivable balances. The Company’s largest customer for each of the years ended December 31, 2018, 2017, and 2016 had net sales of approximately $20.1 million, $20.6 million and $19.3 million, respectively, or approximately 5.8%, 7.7% and 7.6% of the respective total net sales for the Company. The Company’s five largest customers for the years ended December 31, 2018, 2017 and 2016 had net sales of approximately $47.1 million, $50.7 million and $57.6 million, respectively, or approximately 13.6%, 19.0% and 22.8% of the respective total net sales for the Company.

Included in accounts receivable-other on the Company’s consolidated balance sheets at December 31, 2018 and 2017 are receivable balances from a supplier in Haiti totaling $1.6 million and $1.5 million, respectively.

In 2018, 2017 and 2016, approximately 24%, 34% and 31%, respectively, of products for our Uniform and Related Products segment were sourced from China.  In 2018, 2017 and 2016, approximately 25%, 34% and 32%, respectively, of products for our Uniform and Related Products segment were obtained from suppliers located in Central America and Haiti.  In 2018, 2017 and 2016, approximately 28%, 67% and 59%, respectively, of products for our Promotional Products segment were sourced from China. Any inability by the Company to continue to obtain its products from these countries could significantly disrupt the Company’s business. Because the Company manufactures and sources products in various countries, the Company is affected by economic conditions in those countries, including increased duties, possible employee turnover, labor unrest and lack of developed infrastructure.

v) Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2018 and 2017, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

x) Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The amendments are required to be adopted by the Company on January 1, 2019. A modified retrospective transition approach is required, applying the standard to all leases existing at the date of initial application. The Company elects to use its effective date as its date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easement; the latter not being applicable to the Company. The Company expects that this standard will not have a material effect on its financial statements. The Company continues to assess all of the effects of adoption, with the most significant effect relating to the recognition of new ROU assets and lease liabilities on our balance sheet for real estate operating leases. The Company expects to recognize additional operating liabilities ranging from $2.0 million to $4.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operation leases.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”. The amendment provides guidance on the classification of contingent consideration payments made after a business combination and other cash receipts and payments. The amendments are effective for annual periods beginning after December 15, 2017 and must be applied retrospectively. The Company adopted ASU 2017-07 in 2018. As a result, we have reclassified cash payments in excess of the acquisition date fair values from financing activities to operating activities for all periods presented.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. The amendment requires the service cost component be presented in the same line item as compensation costs for the pertinent employees during the period. The other components of net pension cost must be presented outside a subtotal of income from operations, if one is presented. The amendments are effective for annual periods beginning after December 15, 2017 and must be applied retrospectively. The Company adopted ASU 2017-07 in the first quarter of 2018. As a result, we have added an additional line item to our consolidated statements of comprehensive income and restated our 2017 results to reflect the change in accounting principle. Service costs are included in selling and administrative expenses and other components of net pension cost are included in other periodic pension costs.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) “ASC 606” that superseded previous revenue recognition guidance, including industry-specific guidance. The core principle of the new guidance is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. Additionally, the guidance requires disaggregated disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 was adopted by the Company on January 1, 2018 using the modified retrospective method. The cumulative effect of applying the new standard was recorded as an adjustment to the opening balance of retained earnings, as further described below. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. For our Uniforms and Related Products and Promotional Products segments, our revenue is primarily generated from the sale of finished products to customers as products are shipped and title passes to the customers. For certain contracts with customers, the Company creates an asset with no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date. For these contracts, we have moved from a point in time model to an over time model in which our measure of progress is finished goods with no alternative use. The new standard has no cash impact and does not affect the economics of our underlying customer contracts.

We recorded a net increase in opening retained earnings of $11.2 million as of January 1, 2018 due to the cumulative impact of ASC 606. The impact on revenues for the twelve months ended December 31, 2018 was an increase of $3.5 million as a result of ASC 606.

The opening retained earnings adjustment is as follows (in thousands):

Net sales	$42,880
Cost of goods sold	27,397
Selling and administrative expenses	706
Income before taxes on income	14,777
Income tax expense	3,532
Adjustment to opening retained earnings	$11,245

Payment of the cumulative tax adjustment will be made over four years as a change in accounting method.

The following table disaggregates our net sales by major source (in thousands):

	As Reported for	Balances
	Twelve Months	Without
	Ended	Adoption of	Effect of Change
	12/31/2018	ASC 606	12/31/2018

Uniform and Related Products	$238,166	$237,095	$1,071
Remote Staffing Solutions	27,272	27,272	-
Promotional Products	80,912	78,514	2,398
	$346,350	$342,881	$3,469

Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. In accordance with ASC 606 revenue is recorded for goods that the customer is obligated to purchase under the termination terms of the contract which have no alternative use. Contract termination terms may involve variable consideration clauses such as discounts and rebates and revenue has been adjusted accordingly in our ASC 606 adjustment. Revenues from contracts containing termination provisions are recorded at terminal value if applicable and therefore do not represent the selling margins if the sale transaction occurred in the normal course of business. Therefore, revenues recognized under this provision may not reflect the gross margins to be realized for transactions not affected by a contract termination. Revenue from our Remote Staffing segment is recognized as services are delivered and did not generate an ASC 606 adjustment in the twelve month period ended December 31, 2018.

The Company does not have any remaining performance obligations as defined under ASC 606 related to revenue recorded for the year ended December 31, 2018.

The impact of adoption of ASC 606 on our consolidated balance sheet and statement of comprehensive income as of December 31, 2018 is as follows (in thousands):

		Balances
		Without	Effect of
	As Reported	Adoption of	Change
	12/31/2018	ASC 606	12/31/2018
Balance Sheet:
Assets:
Contract assets	$49,236	$-	$49,236
Inventory	67,301	95,984	(28,683)

Liabilities:
Accounts payable	$24,685	$21,981	$2,704
Other current liabilities	14,767	12,798	1,969
Deferred taxes	8,475	5,589	2,886

In accordance with ASC 606, the Company has recognized contract assets of $49.2 million as of December 31, 2018 for goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been shipped or invoiced to the customer.

	As Reported for	Balances
	Twelve Months	Without	Effect of
	Ended	Adoption of	Change
	12/31/2018	ASC 606	12/31/2018
Statement of comprehensive income:
Net sales	$346,350	$342,881	$3,469
Cost of goods sold	224,653	221,920	2,733
Selling and administrative expenses	96,710	96,758	(48)

The cost of goods sold associated with our ASC 606 adjustment include the cost of the garments, alterations (if applicable) and shipping costs. Selling and administrative expenses consist of sales commissions.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	2018	2017	2016
Balance at the beginning of year	$1,382	$1,276	$848

Provision for bad debts	867	1,002	523

Charge-offs	(210)	(901)	(96)

Recoveries	3	5	1

Balance at the end of year	$2,042	$1,382	$1,276

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	2018	2017	2016
Balance at the beginning of year	$1,125	$1,967	$1,384

Provision for returns and allowances	4,908	2,789	4,445

Actual returns and allowances paid to customers	(4,140)	(3,631)	(3,862)

Balance at the end of year	$1,893	$1,125	$1,967

NOTE 4 - Inventories:

(In thousands)

	December 31,
	2018	2017
Finished goods	$58,196	$54,354
Work in process	650	604
Raw materials	8,455	10,021
	$67,301	$64,979

NOTE 5 - Property, Plant and Equipment:

(In thousands)

	December 31,
	2018	2017
Land	$3,635	$3,635
Buildings, improvements and leaseholds	18,519	18,192
Machinery, equipment and fixtures	58,111	52,594
	80,265	74,421
Accumulated depreciation and amortization	(51,496)	(47,577)
	$28,769	$26,844

Depreciation and amortization charges were approximately $4.1 million, $3.3 million and $2.6 million in 2018, 2017, and 2016 respectively.

NOTE 6 - Long-Term Debt:

(In thousands)	December 31,	December 31,
	2018	2017
Note payable to BB&T, pursuant to revolving credit agreement, maturing May 2023	$1,193	$1,475

Term loan payable to BB&T maturing February 26, 2024	$31,500	$37,500

Term loan payable to BB&T maturing May 2020	$85,000	$-

	$117,693	$38,975

Less:
Payments due within one year included in current liabilities	$6,000	$6,000

Debt issuance costs	$171	$42
Long-term debt less current maturities	$111,522	$32,933

Effective March 8, 2016, the Company entered into an amended and restated 5-year credit agreement with Fifth Third Bank that increased its revolving credit facility from $15 million to $20 million and refinanced its then-existing term loan with a new $45 million term loan to help finance the acquisition of substantially all of the assets of BAMKO, Inc. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable on the term loan at LIBOR plus 0.85% and on the revolving credit facility at LIBOR (rounded up to the next 1/8th of 1%) plus 0.85%. The Company paid a commitment fee of 0.10% per annum on the average unused portion of the commitment under the revolving credit facility. The amounts outstanding under this credit agreement was paid in full on February 28, 2017 with the proceeds from a new loan agreement with BB&T.

Effective February 28, 2017, the Company entered into a new 7-year credit agreement with BB&T (the “Credit Agreement”) that provided a new revolving credit facility of $35 million which was to terminate on February 25, 2022, and provided a new term loan of $42 million the which matures on February 26, 2024. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75%. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the credit facility.

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated as of May 2, 2018 (the “Amended and Restated Credit Agreement”), with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and provided an additional term loan in the principal amount of $85 million. No principal payments were due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan matures in May 2020. The Company’s existing term loan with the original principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule. The scheduled amortization for the $42 million term loan is as follows: 2019 through 2023 - $6.0 million per year; and 2024 - $1.5 million. The revolving credit facility, $42 million term loan and $85 million term loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of one-month LIBOR plus 0.68% (3.14% at December 31, 2018). Obligations outstanding under the $85 million term loan generally have a variable interest rate of one-month LIBOR plus 0.93% for the first twelve months after the effective date (3.39% at December 31, 2018), 1.5% for the period from thirteen months through eighteen months after the effective date, and 1.75% thereafter. The Company is obligated to pay a commitment fee of 0.10% per annum on the averaged unused portion of the commitment under the revolving credit facility and a commitment fee of 0.25% on the outstanding balance of the $85 million term loan on June 1, 2019 and December 1, 2019. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2018, there were no outstanding letters of credit. The term loans do not contain pre-payment penalties.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. As of December 31, 2018, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

In connection with the Credit Agreement and the Amended and Restated Credit Agreement, the Company incurred approximately $0.1 million and $0.2 million of debt financing costs respectively, which primarily consisted of a loan commitment fee and legal fees. These costs are being amortized over the life of both Credit Agreements as additional interest expense.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date on the loan was extended to January 22, 2026 and the interest rate was lowered to a variable interest rate of LIBOR plus $0.85%. The scheduled amortization for the $65 million term loan is as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The Company incurred approximately $0.2 million of debt financing costs, which primarily consisted of a loan commitment fee and legal fees. These costs will be amortized over the life of the agreement as additional interest expense.

Effective July 1, 2013, in order to reduce interest rate risk on its debt, the Company entered into an interest rate swap agreement with Fifth Third Bank, N.A. that was designed to effectively convert or hedge the variable interest rate on a portion of its borrowings to achieve a net fixed rate of 2.53% per annum, beginning July 1, 2014 with a notional amount of $14.3 million. The notional amount of the interest rate swap was reduced by the scheduled amortization of the principal balance of the original term loan of $0.2 million per month through July 1, 2015 and $0.3 million per month through June 1, 2018 with the remaining notional balance of $3.3 million eliminated on July 1, 2018. Effective March 8, 2016, the fixed rate on the notional amount was reduced to 2.43%. Effective February 24, 2017, this interest rate swap agreement was terminated. On this date the swap agreement had $0.1 million in cumulative gains in OCI which was reversed to earnings.

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation are recorded in OCI, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and will be amortized as interest expense over the remaining life of the amended swap. As of December 31, 2018, there was $0.1 million related to the original swap recorded within OCI. Changes to the fair value of the amended swap will be recorded as interest expense. As of December 31 2018, the fair value of the amended swap was $0.1 million and was included in prepaid expenses and other current assets.

NOTE 7 – Taxes on Income:

Aggregate income tax provisions consist of the following (in thousands):

	2018	2017	2016
Current:
Federal	$3,613	$2,846	$5,642
Tax Cut and Jobs Act	-	265	-
State and local	643	647	628
Foreign	789	338	-
	5,045	4,096	6,270
Long Term:
Tax Cut and Jobs Act	-	1,336	-

Deferred Taxes:
Deferred tax (benefit) provision	(625)	1,899	(1,010)
Tax Cut and Jobs Act re-measurement	-	2,429	-
	(625)	4,328	(1,010)

	$4,420	$9,760	$5,260

The significant components of the deferred income tax (liability) asset are as follows (in thousands):

	2018	2017
Deferred income tax assets:
Pension accruals	$2,729	$2,606
Operating reserves and other accruals	1,984	2,174
Tax carrying value in excess of book basis of intangibles	-	866
Tax credits	748	255
Valuation allowance on tax credits	(748)	(255)
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(1,495)	(937)
Book carrying value in excess of tax basis of intangibles	(6,906)	-
Tax effect of revenue recognition standard ASC 606	(2,657)	-
Deferred expenses	(2,130)	(1,809)

Net deferred income tax (liability) asset	$(8,475)	$2,900

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	2018	2017	2016

Statutory Federal income tax rate	21.0%	34.0%	34.0%
State and local income taxes, net of Federal income tax benefit	2.0	1.5	1.9
Current year untaxed foreign income	(8.3)	(6.5)	(5.1)
Foreign Taxes	2.6	1.4	-
GILTI Tax	2.7	-	-
Contingent liability adjustments	(1.4)	-	-
Non-deductible share-based employee compensation expense	0.6	1.1	1.2
Excess tax benefit from stock compensation	(0.3)	(7.2)	(4.4)
Excess executive compensation	0.9	-	-
Non-deductible acquisition expense	1.7	-	-
Federal tax credits	(0.4)	(0.5)	(0.8)
Tax Cut and Jobs Act deferred tax re-measurement	-	6.9	-
Tax on undistributed foreign earnings	1.1	2.9	-
Transition tax (repatriation)	(0.8)	5.9	-
Other items	(0.7)	(0.1)	(0.4)
Effective income tax rate	20.7%	39.4%	26.4%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduces the corporate tax rate from 34% to 21%, imposes a one-time mandatory transition tax on the historical earnings of foreign affiliates and implements a territorial style tax system. In 2017, income tax expense of $9.8 million was unfavorably impacted by net discrete adjustments of $4.0 million, due to a charge of $3.3 million related to the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in the United States and $0.7 million related to other miscellaneous discrete items.

Effective January 1, 2018, the Tax Act established a corporate income tax rate of 21%, replacing the current 34% rate, and creating a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time transition tax in 2017 on certain of our foreign earnings previously untaxed in the United States. In general, the one-time transition tax imposed by the Tax Act results in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded an additional deferred tax expense of $0.9 million.

Effective January 1, 2018, The Tax Act imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company has made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the consolidated financial statements. As of December 31, 2018 and 2017, respectively, we have $0.6 and $0.5 million of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.6 million as of December 31, 2018 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows:

(In thousands)
	2018	2017
Balance at the beginning of year	$400	$399
Additions based on tax positions related to the current year	56	59
Additions for tax positions of prior years	85	-
Reductions due to lapse of statute of limitations	(64)	(58)
Balance at the end of year	$477	$400

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During each of the years 2018, 2017 and 2016, we recorded $0.1 million for interest and penalties, net of tax benefits. During each of the years 2018, 2017 and 2016, we reduced the liability $0.1 million for interest and penalties due to lapse of statute of limitations. At December 31, 2018 and 2017, we had $0.1 million accrued for interest and penalties, net of tax benefit.

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

At December 31, 2018, the fair value of plan assets for the noncontributory qualified defined benefit pension plans exceeded their projected benefit obligations by $1.7 million and thus the plans are overfunded. The Company’s projected benefit obligation under the SERP exceeded the fair value of the plans’ assets by $8.8 million and thus the plan is underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's consolidated balance sheets at December 31, 2018 and 2017:

(In thousands)	December 31,
	2018	2017

Changes in benefit obligation
Benefit obligation at beginning of year	$28,386	$25,258
Service cost	108	65
Interest cost	970	965
Actuarial (gain) loss	(1,597)	3,755
Benefits paid	(742)	(1,657)
Benefit obligation at end of year	27,125	28,386

Changes in plan assets
Fair value of plan assets at beginning of year	22,145	15,791
Actual return on assets	(1,526)	2,413
Employer contributions	103	5,598
Benefits paid	(742)	(1,657)
Fair value of plan assets at end of year	19,980	22,145

Funded status at end of year	$(7,145)	$(6,241)

Amounts recognized in consolidated balance sheet
Other assets	$1,663	$2,181
Other current liabilities	(103)	(103)
Long-term pension liability	(8,705)	(8,319)
	(7,145)	(6,241)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$11,417	$10,903

Information for pension plans with projected benefit obligation in excess of plan assets

	December 31,
	2018	2017
Projected benefit obligation	$27,125	$28,386
Fair value of plan assets	(19,980)	(22,145)
	$7,145	$6,241

Components of net periodic benefit cost

	2018	2017	2016
Service cost - benefits earned during the period	$108	$65	$57
Interest cost on projected benefit obligation	970	965	988
Expected return on plan assets	(1,717)	(1,218)	(1,188)
Recognized actuarial loss	1,132	1,042	1,027
Settlement loss	-	435	445
Net periodic pension cost after settlements	$493	$1,289	$1,329

The pension settlement losses included in the table above relates to lump sum payments made to various employees upon their retirement or termination each year.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

Weighted-average assumptions used to determine benefit obligations at December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2017	3.53%	3.45%	8.00%	8.00%	N/A	N/A
2018	4.14%	4.06%	8.00%	8.00%	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31,

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corp.	Plants	Corp.	Plants	Corp.	Plants
2016	4.19%	4.09%	8.00%	8.00%	N/A	N/A
2017	4.04%	3.91%	8.00%	8.00%	N/A	N/A
2018	3.53%	3.45%	8.00%	8.00%	N/A	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2018, 2017 and target allocation for 2019 are as follows:

	Percentage of Plan Assets at December 31,		Target Allocation
Investment description	2018	2017	2019
Equity securities	59%	52%	60%
Fixed income	40%	29%	40%
Other	1%	19%	-%
Total	100%	100%	100%

The Company plans to contribute $0.1 million to our defined benefit pension plans in 2019.

The following table includes projected benefit payments for the years indicated:

Year	Projected Benefit Payments
(in thousands)

2019	$1,612
2020	$2,108
2021	$2,000
2022	$2,009
2023	$1,471
2024-2028	$8,590

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $2.7 million and $2.2 million at December 31, 2018 and 2017 respectively. We recognized an investment loss on the cash surrender value of these life insurance contracts of $0.3 million for the year ended December 31, 2018. We recognized an investment gain on the cash surrender value of these life insurance contracts of $0.3 and $0.1 million for the years ended December 31, 2017 and 2016 respectively. The cash surrender value of these policies is included in other assets in the Consolidated Balance Sheets.

In 2013, we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $2.9 million and $2.2 million at December 31, 2018 and 2017 respectively.    The cash surrender value of these policies is included in other assets in the Consolidated Balance Sheets. The liability for participant deferrals was $2.9 million and $2.2 million as of December 31, 2018 and 2017 respectively and is included in other long-term liabilities in the Consolidated Balance Sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ wages. The Company contributions for the years ended December 31, 2018, 2017 and 2016 were approximately $0.8 million, $1.0 million and $1.1 million, respectively.

NOTE 9 – Quarterly Results for 2018, 2017 and 2016 (Unaudited):
(In thousands, except shares and per share data)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Net sales	$73,087	$82,392	$95,870	$95,001
Gross profit	$24,875	$29,278	$33,800	$33,744
Income before taxes on income	$3,320	$5,097	$7,282	$5,696
Net income	$2,450	$3,817	$6,122	$4,586
Per Share Data:
Basic
Net earnings	$0.17	$0.26	$0.41	$0.31
Diluted
Net earnings	$0.16	$0.25	$0.39	$0.30
Average Outstanding Shares (Basic)	14,821,659	14,956,221	15,010,660	14,962,603
Average Outstanding Shares (Diluted)	15,457,629	15,990,404	15,449,894	15,371,606

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Net sales	$60,987	$65,604	$67,773	$72,450
Gross profit	$22,214	$23,374	$24,789	$25,975
Income before taxes on income	$5,405	$5,701	$6,842	$6,834
Net income	$3,835	$4,341	$4,962	$1,884
Per Share Data:
Basic
Net earnings	$0.27	$0.30	$0.34	$0.13
Diluted
Net earnings	$0.26	$0.29	$0.33	$0.12
Average Outstanding Shares (Basic)	14,350,721	14,501,399	14,573,813	14,614,691
Average Outstanding Shares (Diluted)	14,929,695	15,040,431	15,229,722	15,275,222

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
	(restated)	(restated)	(restated)
Net sales	$57,968	$64,660	$65,282	$64,686
Gross profit	$20,021	$21,763	$23,140	$22,058
Income before taxes on income	$3,410	$4,615	$6,006	$5,867
Net income	$2,442	$3,308	$4,447	$4,441
Per Share Data:
Basic
Net earnings	$0.18	$0.23	$0.31	$0.31
Diluted
Net earnings	$0.17	$0.22	$0.30	$0.30
Average Outstanding Shares (Basic)	13,927,063	14,120,617	14,118,354	14,162,939
Average Outstanding Shares (Diluted)	14,668,658	14,957,469	14,984,084	14,979,746

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act’) that instituted fundamental changes to the U.S. tax system. In the fourth quarter of 2017, income tax expense of $5.0 million was unfavorably impacted by net discrete adjustments of $4.0 million related to the enactment Tax Act. See Note 7.

The Company elected to early adopt ASU 2016-09 in the fourth quarter of 2016. As a result, there was an increase in the income tax benefit of $0.2 million for the three months ended March 31, 2016, $0.2 million for the three months ended June 30, 2016, and $0.1 million for the three months ended September 30, 2016, from the previously reported income tax provisions in the consolidated statements of comprehensive income for the first, second, and third quarters of fiscal year 2016. See Note 1(x).

NOTE 10 – Rentals:

Aggregate rent expense, including month-to-month rentals, approximated $2.1 million, $1.1 million and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Long-term lease commitments totaling $5.8 million are as follows: 2019 - 2020 - $2.9 million, 2021 – 2022 $1.9 million, and 2023 - 2025 $1.0 million.

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

NOTE 12 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance stock and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2018, the Company had 3,498,367 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by plan and the total related tax benefit for the periods presented:

	Year Ended December 31,
	(In thousands)
	2018	2017	2016
Stock options and SARS	$984	$1,093	$1,071
Restricted stock	551	331	317
Performance shares	729	240	250
Total share-based compensation expense	$2,264	$1,664	$1,638

Related income tax benefit	$282	$229	$325

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

A summary of stock option transactions during the two years ended December 31, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	825,251	$10.46
Granted	155,142	18.67
Exercised	(336,726)	8.71
Lapsed	(1,100)	5.86
Cancelled	(8,690)	15.82
Outstanding December 31, 2017	633,877	$13.33
Granted	141,630	22.20
Exercised	(94,241)	9.56
Lapsed	(1,800)	5.88
Cancelled	(2,620)	20.05
Outstanding December 31, 2018	676,846	$15.70

At December 31, 2018, 633,601 options outstanding were fully vested and exercisable and 43,245 options outstanding had a remaining vesting period of 1.59 years. The aggregate intrinsic value of outstanding options was $2.2 million and weighted-average remaining contractual term was 36 months.

Options exercised during the years ended December 31, 2018, 2017 and 2016 had intrinsic values of $1.2 million, $4.2 million and $3.1 million respectively.

The weighted average fair values of the Company’s 141,630, 155,142 and 172,862 options granted during the years ended December 31, 2018, 2017 and 2016 were $5.93 and $5.56 and $4.69, respectively. As of December 31, 2018, the Company had $0.2 million in unrecognized compensation related to nonvested grants to be recognized over the remaining service period of 1.59 years.

During the years ended December 31, 2018, 2017 and 2016, respectively, the Company received $0.7 million, $1.9 million and $1.5 million in cash from stock option exercises. Current tax benefits of $0.1 million, $0.8 million and $0.4 million, respectively, were recognized for these exercises. Additionally, during the years ended December 31, 2018, 2017 and 2016, respectively, the Company received 6,894, 50,981 and 27,770 shares of its common stock as payment of the exercise price in the exercise of stock options for 26,234, 144,443 and 81,608 shares of its common stock.

The following table summarizes information about stock options outstanding as of December 31, 2018:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$ 3.82	-	$ 5.88	89,000	2.61	$5.33
$ 7.36	-	$10.38	97,344	1.67	$8.00
$16.35	-	$18.86	347,472	2.91	$17.50
$21.63	-	$24.28	143,030	4.33	$23.03
$ 3.82	-	$24.28	676,846	3.12	$15.70

A summary of stock-settled SARS transactions during the two years ended December 31, 2018 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2016	325,506	$10.26
Granted	43,988	16.97
Exercised	(222,990)	6.90
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2017	146,504	$17.38
Granted	48,515	23.59
Exercised	(12,125)	17.92
Lapsed	-	-
Cancelled	-	-
Outstanding December 31, 2018	182,894	$18.99

At December 31, 2018, SARS outstanding, all of which were fully vested and exercisable, had an aggregate intrinsic value of $0.1 million. The weighted-average remaining contractual term was 31 months.

SARS exercised during the years ended December 31, 2018, 2017 and 2016, respectively, had intrinsic values of $0.1 million, $3.5 million and $1.5 million respectively. Current tax benefits of $0.1 million, $1.3 million and $0.5 million respectively, were recognized for these exercises. The weighted average grant date fair values of the Company’s SARS granted during the years ended December 31, 2018, 2017 and 2016 was $6.06, $4.83 and $4.49, respectively.

The following table summarizes information about SARS outstanding as of December 31, 2018:

Range of				Weighted Average Remaining	Weighted Average
Exercise Price			SARS	Contractual Life (Years)	Exercise Price
$16.35	-	$18.66	134,379	2.08	$17.33
$23.59	-	$23.59	48,515	4.08	$23.59
$16.35	-	$23.59	182,894	2.61	$18.99

At December 31, 2018 shares available for grant as awards under the plan were 3,498,367. Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS:

Years ended
December 31,	SARS	Options
Exercise price
2018	$23.59	$18.86	-	$24.28
2017	$16.97	$16.97	-	$21.63
2016	$16.35	$16.35	-	$18.55

Market price
2018	$23.59	$18.86	-	$24.28
2017	$16.97	$16.97	-	$21.63
2016	$16.35	$16.35	-	$18.55

Risk free interest rate[1]
2018	2.6%	2.6%	-	2.9%
2017	1.9%	1.8%	-	2.4%
2016	1.3%	1.1%	-	1.8%

Expected award life (years)[2]
2018	3	3	-	10
2017	5	5	-	10
2016	5	5	-	10

Expected volatility[3]
2018	38.1%	35.4%	-	42.1%
2017	36.6%	36.6%	-	41.4%
2016	36.5%	36.5%	-	40.3%

Expected dividend yield[4]
2018	1.6%	1.6%	-	2.1%
2017	2.1%	1.8%	-	2.1%
2016	2.0%	1.8%	-	2.1%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the three years ended December 31, 2018, 2017 and 2016 was based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances pursuant to the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of December 31, 2018, the Company had $1.0 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 1.66 years.

A summary of restricted stock transactions during the two years ended December 31, 2018 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2016	123,688	$8.94
Granted	43,706	18.30
Vested	(106,016)	7.62
Forfeited	-	-
Outstanding December 31, 2017	61,378	$17.89
Granted	37,930	21.63
Vested	(7,276)	17.59
Forfeited	-	-
Outstanding December 31, 2018	92,032	$19.46

Performance Shares

In 2016, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years.  Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are being recognized based on the fair value on the date of the grant on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of December 31, 2018, the Company had $2.7 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.67 years.

A summary of performance share transactions during the year ended December 31, 2018 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding December 31, 2017	118,492	$17.24
Granted	84,838	24.56
Vested	-	-
Forfeited	(8,952)	24.98
Outstanding December 31, 2018	194,378	$20.08

NOTE 13 – Earnings Per Share:

The following table represents a reconciliation of basic and diluted earnings per share:

	2018	2017	2016

Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$16,975	$15,022	$14,638
Weighted average shares outstanding - basic	14,937,786	14,510,156	14,082,243
Common stock equivalents	534,347	608,612	815,246
Total weighted average shares outstanding - diluted	15,472,133	15,118,768	14,897,489
Per Share Data:
Basic
Net earnings	$1.14	$1.04	$1.04
Diluted
Net earnings	$1.10	$0.99	$0.98

Awards to purchase an average of 322,000 shares of common stock with a weighted average exercise price of $21.34 per share were outstanding during 2018 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 37,450 shares of common stock with a weighted average exercise price of $18.65 per share were outstanding during 2017 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares. Awards to purchase an average of 124,000 shares of common stock with a weighted average exercise price of $18.53 per share were outstanding during 2016 but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Other Current Liabilities:
(In thousands)

	Year Ended December 31,
	2018	2017
Salaries, wages, commissions and vacation pay	$6,483	$7,851
Accrued rebates	1,857	1,089
Income taxes payable	1,586	211
401K profit sharing accrual	961	912
Defined contribution plan accrual	103	104
Customer deposits	437	473
Other accrued expenses	3,340	1,769
	$14,767	$12,409

NOTE 15 – Supplemental Cash Flow Information:
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Income taxes paid	$1,088	$7,173	$5,076
Interest paid	$2,724	$727	$694

During the years ended December 31, 2018, 2017, and 2016 the Company received 6,894, 50,981 and 27,770 shares, respectively, of its common stock as payment for the exercise of stock options for 26,234, 144,443 and 81,608 shares, respectively.

As a result of the adoption of ASC 606, the following amounts were recorded on January 1, 2018:  $43.3 million in contract assets, a reduction in inventory of $24.9 million, an increase in accounts payable of $2.6 million, an increase in other current liabilities of $1.1 million, and an increase in deferred taxes liabilities of $3.5 million.

NOTE 16 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. Under this program the Company reacquired and retired 158,359, -0- and 45,100 shares of its common stock in the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had 58,216 shares remaining on its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs. There is no expiration date or other restriction governing the period over which the Company can make its share repurchases under the program.

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

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2018
Net sales	$238,165	31,311	80,913	(4,039)	$346,350

Gross margin	$83,728	17,907	22,671	(2,609)	$121,697

Selling and administrative expenses	68,848	11,160	19,311	(2,609)	96,710

Other periodic pension cost	385	-	-	-	385

Interest expense	2,019	-	1,188	-	3,207

Income before taxes on income	$12,476	$6,747	$2,172	$-	$21,395

Depreciation and amortization	$5,611	990	1,299	-	$7,900

Capital expenditures	$2,794	1,581	494	-	$4,869

Total assets	$331,113	29,590	61,993	(87,610)	$335,086

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2017
Net sales	$204,644	$23,021	$42,904	$(3,755)	$266,814

Gross margin	$72,463	$12,460	$13,860	$(2,431)	$96,352

Selling and administrative expenses	52,967	7,877	12,179	(2,431)	70,592

Other periodic pension cost	1,224	-	-	-	1,224

Gain (loss) on sale of property, plant and equipment	(2)	1,050	-	-	1,048

Interest expense	387	-	415	-	802

Income before taxes on income	$17,883	$5,633	$1,266	$-	$24,782

Depreciation and amortization	$4,223	$846	$584	$-	$5,653

Capital expenditures	$2,870	$1,156	$219	$-	$4,245

Total assets	$182,623	$21,846	$54,997	$(40,528)	$218,938

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Twelve Months Ended
December 31, 2016
Net sales	$210,373	$17,953	$27,816	$(3,546)	$252,596

Gross margin	$69,987	$9,616	$9,690	$(2,311)	$86,982

Selling and administrative expenses	50,953	6,096	10,386	(2,311)	65,124

Other periodic pension cost	1,272	-	-	-	1,272

Interest expense	462	-	226	-	688

Income (loss) before taxes on income (loss)	$17,300	$3,520	$(922)	$-	$19,898

Depreciation and amortization	$4,023	$494	$418	$-	$4,935

Capital expenditures	$3,383	$3,872	$130	$-	$7,385

Total assets	$176,070	$19,752	$28,480	$(27,454)	$196,848

NOTE 18 – Acquisition of Businesses:

CID Resources

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”), which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid Seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock to an equityholder of CID. The working capital adjustment was based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

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

The Company recorded $41.0 million in identifiable intangibles at fair value, consisting of $26.0 million in acquired customer relationships, $0.8 million for a non-compete agreement and $14.2 million for the brand name.

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

The Company recognized amortization expense on these acquired intangible assets of $1.3 million for the year ended December 31, 2018.

For the year ended December 31, 2018, the Company incurred and expensed transaction related expenses of approximately $2.1 million. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire year ended December 31, 2018 net sales would have increased approximately $22.3 million. Net income would have increased $2.7 million or $0.17 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the years ended December 31, 2017 and 2016, net sales would have increased approximately $65.3 million and $61.2 respectively. Net income would have increased $0.4 million in or $0.02 per share in 2017 and increased $0.3 million and $0.02 per share in 2016.

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

The estimated fair value for acquisition-related contingent consideration payable is $4.0 million as of December 31, 2018. The current portion of $0.9 million is expected to be paid in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

For the year ended December 31, 2016, the Company incurred and expensed transaction related expenses of approximately $1.1 million. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the years ended December 31, 2016 net sales would have increased approximately $6.6 million. Net income would have increased $1.1 million or $0.08 per share for the year ended December 31, 2016.

Public Identity

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country.

The purchase price for the acquisition consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020. The majority of the shares issued vest over a three-year period. The fair value of the consideration transferred is approximately $2.3 million. Based up on their acquisition date fair values, we have assigned approximately $1.7 million to identifiable intangible assets and approximately $0.6 million to goodwill.

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

The estimated fair value for acquisition-related contingent consideration payable is $2.4 million as of December 31, 2018. We do not expect to make a payment in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

The Company recognized amortization expense on these acquired intangible assets of $0.6 million and $0.1 million for the years ended December 31, 2018 and 2017 respectively.

For the year ended December 31, 2017, the Company incurred and expensed transaction related expenses of approximately $0.2 million. This amount is included in selling and administrative expenses on the consolidated statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire year ended December 31, 2017 and year ended December 31, 2016, net sales would have increased approximately $35.1 million and  $43.1 million respectively.  Net income would have increased $0.1 million or $0.01 per share in 2017 and decreased $2.4 million or $0.17 per share in 2016.

NOTE 19 - Subsequent Events:

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured.  The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million.  The maturity date on the loan was extended to January 22, 2026 and the interest rate was lowered to a variable interest rate of LIBOR plus 0.85%.  The scheduled amortization for the $65 million term loan is as follows:  2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million.  The Company filed the First Amendment to the Amended and Restated Credit Agreement as Exhibit 10.1 to its Current Report on Form 8-K filed on January 25, 2019.

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.            Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s financial officer, Michael Attinella, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company acquired substantially all of the assets of CID Resources, Inc. (“CID”) during 2018, and Management excluded from the evaluation of, and conclusion on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, CID’s internal control over financial reporting associated with total assets of $43.9 million (excluding intangible assets associated with the acquisition) and, total revenues of $42.0 million, included in the Company’s consolidated financial statements as of and for the year ended December 31, 2018.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K. Mayer Hoffman McCann P.C.’s audit of the Company’s internal control over financial reporting also excluded an evaluation of CID’s internal control over financial reporting.

Item 9B.	Other Information

On February 19, 2019, the Company determined that Peter Benstock no longer will be employed as Executive Vice President of the Company.  He will remain employed as President, Fashion Seal Healthcare.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2019 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2019 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2018, including the 2003 Incentive Stock and Awards Plan and the 2013 Incentive Stock and Awards Plan :

Number of securities
remaining available
	Number of securities		for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation Plans approved by Security holders	859,740	$16.40	3,498,367

Equity compensation Plans not approved by Security holders

Total	859,740	$16.40	3,498,367

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2019 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2019 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2019 Annual Meeting of Shareholders.

PART IV

Item 15.		Exhibits and Financial Statement Schedules
(a)	1.	Consolidated Financial Statements	Page
		The following financial statements of Superior Uniform Group, Inc. are included in Part II, Item 8:
		Independent Auditors' Report	30
		Consolidated statements of comprehensive income - years ended December 31, 2018, 2017 and 2016	31
		Consolidated balance sheets - December 31, 2018 and 2017	32
		Consolidated statements of shareholders' equity and comprehensive income - years ended December 31, 2018, 2017 and 2016	33-34
		Consolidated statements of cash flows - years ended December 31, 2018, 2017 and 2016	35
		Notes to consolidated financial statements	36-66
(a)	2.	Financial Statement Schedules
		All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	3.	Exhibits
		See Exhibit Index

SUPERIOR GROUP OF COMPANIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1

Articles of Amendment to Articles of Organization and Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on May 4, 2018 (File No.: 001-05869) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Form 8-K filed on May 4, 2018 (File No.: 001-05869) and incorporated herein by reference.
10.1*

Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No.: 001-05869), and incorporated herein by reference.

10.2

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on July 30, 2013, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File No.: 001-05869) and incorporated herein by reference.

10.3

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.: 001-05869) and incorporated herein by reference.

10.4*

2003 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 4 to the Registrant’s June 6, 2003 Registration Statement on Form S-8 (File No.: 333-105906), and incorporated herein by reference.

10.5*

Form of Incentive Stock Option Award, filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.: 001-05869), and incorporated herein by reference.

10.6*

Form of Stock Appreciation Right Award, filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No.: 001-05869), and incorporated herein by reference.

10.7*

Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File No.: 001-05869) and incorporated herein by reference.

10.9*

Severance Protection Agreement with Peter Benstock, dated November 23, 2005, filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File No.: 001-05869) and incorporated herein by reference.

10.10*

Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 (File No.: 001-05869) and incorporated herein by reference.

10.11*

Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated December 17, 2012, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2012 (File No.: 001-05869) and incorporated herein by reference.

10.12*

Amendment No. 1 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 17, 2015, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-05869) and incorporated herein by reference.

10.13*

2013 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File No.: 001-05869), and incorporated herein by reference.

10.14*

Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File No.: 001-05869) and incorporated herein by reference.

10.15*	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File No.: 001-05869) and incorporated herein by reference.
10.16*

Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File No.: 001-05869) and incorporated herein by reference.

10.17*

Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 (File No.: 001-05869) and incorporated herein by reference.

10.18*

Superior Uniform Group, Inc. Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File No.: 001-05869) and incorporated herein by reference.

10.19*	Superior Uniform Group, Inc. Trust Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 (File No.: 001-05869) and incorporated herein by reference.
10.20

Asset Purchase Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., HPI Direct, Inc., Richard J. Sosebee, Kirby P. Sims, Jr. and Frederick L. Hill, III, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No.: 001-05869) and incorporated herein by reference.

10.21

Asset Purchase Agreement, by and among BAMKO, Inc., the Shareholders of BAMKO, Inc., and Prime Acquisition I, LLC, dated as of March 1, 2016, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No. 001-05869) and incorporated herein by reference.

10.22

Third Amended and Restated Credit Agreement, dated March 8, 2016, among Fifth Third Bank, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (File No.: 001-05869) and incorporated herein by reference.

10.23*(1)	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 (File No.: 001-05869) and incorporated herein by reference.

10.24*

Form of Performance Share Agreement, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-05869) and incorporated herein by reference.

10.25*

Amendment No. 2 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 8, 2016, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-05869) and incorporated herein by reference.

10.26

Credit Agreement, dated February 28, 2017 among Branch Banking & Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2017 (File No.: 001-05869) and incorporated herein by reference.

10.27

Asset Purchase Agreement, by and among Tangerine Promotions, Ltd., Tangerine Promotions West, Inc., Steve Friedman, Adam Rosenbaum, and BAMKO, LLC, dated as of December 1, 2017, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2017 (File No. 001-05869) and incorporated herein by reference.

10.28*

Amendment No. 3 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 2, 2017, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-05869) and incorporated herein by reference.

10.29*

Retirement and Consulting Agreement with Alan D. Schwartz, dated March 8, 2017, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 13, 2017 (File No.: 001-05869) and incorporated herein by reference

10.30(2) *	Amendment No. 4 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 2, 2018.
10.31

Stock Purchase Agreement by and among CID Resources, Inc., CID Resources Holdings LLC, the Direct and Indirect Equityholders of CID Resources Holdings LLC and Superior Uniform Group, Inc., dated as of May 2, 2018, filed as Exhibit 2.1 to the Form 8-K filed on May 3, 2018 (File No.: 001-05869) and incorporated herein by reference.

10.32

Amended and Restated Credit Agreement, by and among Branch Banking and Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Form 8-K filed on May 3, 2018 (File No.: 001-05869) and incorporated herein by reference.

10.33

First Amendment to Amended and Restated Credit Agreement and Loan Documents, dated as of January 22, 2019, by and among Superior Group of Companies, Inc. (formerly known as Superior Uniform Group Inc.), as borrower, Fashion Seal Corporation, as a guarantor, The Office Gurus, LLC, as a guarantor, Bamko, LLC, as a guarantor, Superior Uniform Arkansas, LLC, as a guarantor, Superior Uniform Group, LLC (formerly known as Superior Group of Companies, LLC), as a guarantor, CID Resources, Inc., as a guarantor, and Branch Banking and Trust Company, as lender, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2019 (File No.: 001-05869) and incorporated herein by reference.

10.34*

Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (File No.: 001-05869) and incorporated herein by reference.

14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 (File No.: 001-05869) and incorporated herein by reference.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
24	Power of Attorney (included on the signature page hereto)
31.1(2)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(2)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(2)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(2)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SUPERIOR GROUP OF COMPANIES, INC.

/s/ Michael Benstock
By: Michael Benstock
Chief Executive Officer (Principal Executive Officer)

DATE: February 21, 2019

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints each of Michael Benstock, Michael Attinella. and Jordan M. Alpert his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 21, 2019
Chief Executive Officer
(Principal Executive Officer)
and Director

/s/ Michael Attinella
Michael Attinella, February 21, 2019
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidney Kirschner	/s/ Alan Schwartz
Sidney Kirschner, February 21, 2019	Alan Schwartz, February 21, 2019
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 21, 2019	Robin Hensley, February 21, 2019
(Director)	(Director)

/s/ Andrew D. Demott, Jr	/s/ Venita Fields
Andrew D. Demott, Jr., February 21, 2019	Venita Fields, February 21, 2019
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, February 21, 2019
(Director)