Form 10-Q
period 2019-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2019-04-25
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 23, 2019, the registrant had 15,244,692 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31,
(Unaudited)
(In thousands, except shares and per share data)

	2019	2018

Net sales	$86,552	$73,087

Costs and expenses:
Cost of goods sold	56,284	48,212
Selling and administrative expenses	25,863	21,182
Other periodic pension costs	259	96
Interest expense	1,170	277
	83,576	69,767

Income before taxes on income	2,976	3,320
Income tax expense	600	870

Net income	$2,376	$2,450

Weighted average number of shares outstanding during the period
(Basic)	14,927,341	14,821,659
(Diluted)	15,262,654	15,457,629
Per Share Data:
Basic
Net income	$0.16	$0.17
Diluted
Net income	$0.16	$0.16

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	247	216

Loss (gain) on cash flow hedging activities	(5)	140

Foreign currency translation adjustment	(28)	52

Other comprehensive income	214	408

Comprehensive income	$2,590	$2,858

Cash dividends per common share	$0.1000	$0.0950

See accompanying notes to consolidated interim financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31,
	2019	December 31,
	(Unaudited)	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,824	$5,362
Accounts receivable, less allowance for doubtful accounts of $2,004 and $2,042, respectively	63,610	64,017
Accounts receivable - other	1,431	1,744
Inventories*	65,753	67,301
Contract assets	47,359	49,236
Prepaid expenses and other current assets	11,488	9,552
TOTAL CURRENT ASSETS	196,465	197,212

PROPERTY, PLANT AND EQUIPMENT, NET	29,388	28,769
OPERATING LEASE RIGHT-OF-USE ASSETS	4,581	-
OTHER INTANGIBLE ASSETS, NET	65,389	66,312
GOODWILL	33,955	33,961
OTHER ASSETS	9,796	8,832
	$339,574	$335,086

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,802	$24,685
Other current liabilities	15,703	14,767
Current portion of long-term debt	15,286	6,000
Current portion of acquisition-related contingent liabilities	941	941
TOTAL CURRENT LIABILITIES	56,732	46,393

LONG-TERM DEBT	101,931	111,522
LONG-TERM PENSION LIABILITY	8,643	8,705
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	5,622	5,422
OPERATING LEASE LIABILITIES	2,866	-
DEFERRED TAX LIABILITY	7,365	8,475
OTHER LONG-TERM LIABILITIES	4,690	3,648
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,229,775 and 15,202,387, respectively.	15	15
Additional paid-in capital	56,536	55,859
Retained earnings	102,945	103,032
Accumulated other comprehensive income (loss), net of tax:
Pensions	(7,426)	(7,673)
Cash flow hedges	108	113
Foreign currency translation adjustment	(453)	(425)
TOTAL SHAREHOLDERS' EQUITY	151,725	150,921
	$339,574	$335,086

* Inventories consist of the following:

	March 31,
	2019	December 31,
	(Unaudited)	2018
Finished goods	$56,552	$58,196
Work in process	527	650
Raw materials	8,674	8,455
	$65,753	$67,301

See accompanying notes to consolidated interim financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31,
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2018	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968

ASC 606 adjustment to opening retained earnings				11,245		11,245
Common shares issued upon exercise of options, net	33,045		383	(126)		257
Restricted shares issued	24,908					-
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	3,428					-
Share-based compensation expense			1,052			1,052
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(17)			(17)
Tax benefit from vesting of acquisition related restricted stock			105			105
Cash dividends declared ($.095 per share)				(1,402)		(1,402)
Comprehensive Income (Loss):
Net earnings				2,450		2,450
Net change during the period related to:
Cash flow hedges, net of taxes of $45					140	140
Pensions, net of taxes of $68					216	216
Change in currency translation adjustment, net of taxes of $9					52	52
Comprehensive Income:						2,858
Balance, March 31, 2018	15,143,328	15	$50,626	$95,296	$(6,871)	$139,066

Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921

Common shares issued upon exercise of options	44,161		369	(159)		210
Restricted shares issued	38,829					-
Share-based compensation expense			481			481
Tax benefit from vesting of acquisition related restricted stock			30			30
Cash dividends declared ($ .10 per share)				(1,515)		(1,515)
Common stock reacquired and retired	(55,602)		(203)	(789)		(992)
Comprehensive Income (Loss):
Net earnings				2,376		2,376
Net change during the period related to:
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $78					247	247
Change in currency translation adjustment, net of taxes of $5					(28)	(28)
Comprehensive Income:						2,590
Balance, March 31, 2019	15,229,775	$15	$56,536	$102,945	$(7,771)	$151,725

See accompanying notes to consolidated interim financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(Unaudited)
(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,376	$2,450
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,060	1,626
Provision for bad debts - accounts receivable	138	157
Share-based compensation expense	481	1,052
Deferred income tax benefit (provision)	(1,182)	162
Gain on sale of property, plant and equipment	(3)	-
Change in fair value of acquisition-related contingent liabilities	201	209

Changes in assets and liabilities:
Accounts receivable - trade	309	2,147
Accounts receivable - other	312	(259)
Contract assets	1,876	(3,780)
Inventories	1,522	3,742
Prepaid expenses and other current assets	(2,197)	27
Other assets	(1,503)	(1,564)
Accounts payable and other current liabilities	(12)	(7,132)
Long-term pension liability	262	97
Other long-term liabilities	1,099	450
Net cash provided by (used in) operating activities	5,739	(616)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,723)	(1,055)
Proceeds from disposals of property, plant and equipment	3	-
Net cash used in investing activities	(1,720)	(1,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	54,856	31,657
Repayment of long-term debt	(55,161)	(24,642)
Payment of cash dividends	(1,515)	(1,402)
Payment of acquisition-related contingent liability	-	(2,000)
Proceeds received on exercise of stock options	210	257
Tax benefit from vesting of acquisition-related restricted stock	30	105
Tax withholding on exercise of stock rights	-	(17)
Common stock reaquired and retired	(992)	-
Net cash (used in) provided by financing activities	(2,572)	3,958

Effect of currency exchange rates on cash	15	25

Net increase in cash and cash equivalents	1,462	2,312

Cash and cash equivalents balance, beginning of year	5,362	8,130

Cash and cash equivalents balance, end of period	$6,824	$10,442

See accompanying notes to consolidated interim financial statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – Summary of Significant Interim Accounting Policies:

a) Basis of presentation

The consolidated interim financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Superior Group Holdings, Inc., Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC.  All of these entities are referred to collectively as “the Company”, “Superior”, “we”, “our”, or “us”. Effective May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.  Intercompany items have been eliminated in consolidation.  The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

b) Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

c) Revenue recognition

Effective January, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively ASC 606) using the modified retrospective method to all contracts not completed as of January 1, 2018. Results for reporting periods beginning after January 1 2018 are presented under ASC 606 while comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company recorded a net change in beginning retained earnings of $11.2 million as of January 1, 2018 due to the cumulative effect of adopting ASC 606.

Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the earnings process is complete. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use we have moved from a point in time model to an over time model in which we recognize revenue upon receipt of finished goods into inventory. Contract termination terms may involve variable consideration clauses such as discounts and rebates, and revenue has been adjusted accordingly for these provisions. Revenue for goods that do have an alternative use and/or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods. Sales taxes, sales discounts and customer rebates are also excluded from revenue. The new standard has no cash impact and does not affect the economics of our underlying customer contracts.

Compared to the respective prior year quarter, the impact of adoption of ASC 606 was a $1.8 million reduction in revenues for the three months ended March 31, 2019, and a $3.8 million increase in revenues for the three months ended March 31, 2018.

The impact of adoption of ASC 606 on our consolidated balance sheet and statement of comprehensive income as of March 31, 2019 is as follows (in thousands):

Balance Sheet
	As Reported	Balances Without Adoption of	Effect of Change
	3/31/2019	ASC 606	3/31/2019
Assets:
Contract assets	$47,359	$-	$47,359
Inventory	65,753	93,512	(27,759)

Liabilities:
Accounts payable	$24,802	$22,008	$2,794
Other current liabilites	15,703	12,811	2,892
Deferred tax liability	7,365	5,441	1,924

In accordance with ASC 606, the Company has recognized contract assets of $47.3 million as of March 31, 2019 for goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer.

Statement of Comprehensive Income
	As Reported	Balances Without Adoption of	Effect of Change
	3/31/2019	ASC 606	3/31/2019

Net sales	$86,552	$88,346	$(1,794)
Cost of goods sold	56,284	57,117	(833)
Selling and administrative expenses	25,863	25,822	41

The cost of goods sold associated with our ASC 606 adjustment include the cost of the garments, alterations (if applicable) and shipping costs. Selling and administrative expenses consist of sales commissions.

Revenue from our Remote Staffing segment is recognized as services are delivered.

d) Amortization of other intangible assets

The Company amortizes identifiable intangible assets on a straight line basis over their expected useful lives. Amortization expense for other intangible assets was $1.0 million and $0.8 million for the three-month periods ended March 31, 2019 and 2018, respectively.

e) Cost of goods sold and shipping and handling fees and costs

The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs such as labor and overhead are included in selling and administrative expenses and totaled $3.4 million and $2.7 million for the three-month periods ended March 31, 2019 and 2018, respectively.

f) Inventories

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

i) Earnings per share

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock-settled appreciation rights, restricted stock, and performance shares.

j) Derivative financial instruments

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

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate beginning March 1, 2018 with a notional amount of $18.0 million. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective May 1, 2018 and the remaining notional amount was $17.5 million. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. Changes to the fair value of the amended swap are recorded as interest expense.

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

l) Comprehensive income

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends). Components of comprehensive income include changes in foreign currency translation adjustments (net of tax), pension plan adjustments (net of tax), and changes in the fair value of cash flow hedges (net of tax).

m) Operating segments

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

n) Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. The Company grants options, stock-settled stock appreciation rights, restricted stock, and performance shares. At March 31, 2019, the Company had 3,308,588 shares of common stock available for grant of awards of share-based compensation under its 2013 Incentive Stock and Awards Plan.

The Company recognizes share-based compensation expense, either at the date of grant or over a subsequent vesting period, which is based on the fair value of the award on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility, risk free interest rate and dividend rate. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

o) Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) and July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Targeted Improvements (collectively “Topic 842”). Topic 842 establishes a new lease model, referred to as the right-of-use (ROU) model that brings substantially all leases on the balance sheet. This standard requires lessees to recognize leased assets (ROU Assets) and lease liabilities on the balance sheet and disclose key information about the leasing arrangements in their financial statements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 effective January 1, 2019 using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Consequently, the requisite financial information and disclosures under the new standard are excluded for dates and periods prior to January 1, 2019. In addition, the Company elected to use a number of optional simplification and practical expedients (reliefs) permitted under the transition guidance within the new standard, including allowing the Company to combine fixed lease and non-lease components, apply the short-term lease exception to all leases of one year or less, and utilize the ‘package of practical expedients’, which permits the Company to not reassess prior accounting conclusions with respect to lease identification, lease classification and initial direct costs under Topic 842. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easement; the latter not being applicable to the Company. Adoption of this new standard resulted in the recognition of $4.1 million of operating lease obligation liabilities ($1 million in other current liabilities and $3.1 million in operating lease liability) which represents the present value of the remaining lease payments of $4.6 million, discounted using the Company’s lease discount rate of 5.74% and $4.9 million of operating lease right-of-use assets, which represents the lease liability of $4.1 million adjusted for prepaid rent to $0.8 million that was previously presented within current prepaid expense and other current assets and other assets on the accompanying condensed consolidated balance sheet prior to adoption. Refer to Note 10 for the impact to the financial statements as of March 31, 2019.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the consolidated condensed financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, however, early adoption is permitted. The Company’s adoption of this standard on January 1, 2019 did not have a material impact on its consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements of Superior Group of Companies, Inc. and Subsidiaries.

NOTE 2 - Long-Term Debt:
	March 31,	December 31,
(In thousands)	2019	2018

Note payable to BB&T, pursuant to revolving credit agreement, maturing May 2023	$24,126	$1,193
Term loan payable to BB&T maturing January 22, 2026	63,452	-
Term loan payable to BB&T maturing February 26, 2024	30,000	31,500
Term loan payable to BB&T maturing May 2020	-	85,000
	$117,578	$117,693
Less:
Payments due within one year included in current liabilities	15,286	6,000

Debt issuance costs	361	171
Long-term debt less current maturities	$101,931	$111,522

Effective February 28, 2017, the Company entered into a 7-year credit agreement with BB&T (the “Credit Agreement”) that provided a revolving credit facility of $35 million which was to terminate on February 25, 2022, and provided a term loan of $42 million, which matures on February 26, 2024. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75%. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the credit facility.

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated as of May 2, 2018 (the “Amended and Restated Credit Agreement”), with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and which provided an additional term loan in the principal amount of $85 million. No principal payments were due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan was to mature in May 2020. The Company’s existing term loan with the original principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule. The scheduled amortization for the $42 million term loan is as follows: 2019 through 2023 - $6.0 million per year; and 2024 - $1.5 million.

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of one-month LIBOR plus 0.68% (3.17% at March 31, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2019, there were no outstanding letters of credit. The term loans do not contain pre-payment penalties.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date on the loan was extended to January 22, 2026 and the interest rate was lowered to a variable interest rate of LIBOR plus 0.85% (3.34% at March 31, 2019). The scheduled amortization for the $65 million term loan is as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The revolving credit facility, $42 million term loan and $65 million term loan are collectively referred to as the “Credit Facilities”.

The Amended and Restated Credit Agreement, as amended, contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement, as amended, also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. As of March 31, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement, as amended.

Effective March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation were recorded in OCI, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and is being amortized as interest expense over the remaining life of the amended swap. Changes to the fair value of the amended swap are recorded as interest expense. As of March 31 2019, the negative fair value of the amended swap was $0.1 million and was included in other current liabilities.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company's plans for the three-month periods ended March 31:

(In thousands)

	2019	2018
Service cost - benefits earned during the period	$29	$27
Interest cost on projected benefit obligation	271	242
Expected return on plan assets	(337)	(429)
Recognized actuarial loss	325	283
Net periodic pension cost	$288	$123

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

There were $0.1 million in contributions made to the Company’s defined benefit plans during the three-month periods ended March 31, 2019 and 2018, respectively.

NOTE 4 - Supplemental Cash Flow Information:

Cash paid for income taxes was $0.2 million and $0.4 million, respectively, for the three-month periods ended March 31, 2019 and 2018. Cash paid for interest was $1.0 million and $0.2 million, respectively for the three-month periods ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 and 2018, respectively, the Company received 11,183 and 5,863 shares of its common stock as payment of the exercise price in the exercise of stock options for 27,172 and 20,234 shares.

As a result of the adoption of ASC 606 the following amounts were recorded on January 1, 2018: $43.3 million in contract assets, a reduction in inventory of $24.9 million, an increase in accounts payable of $2.6 million, an increase in other current liabilities of $1.1 million, and an increase in deferred tax liabilities of $3.5 million.

As a result of the adoption of ASC 842 the following amounts were recorded on January 1, 2019: a $4.9 million operating lease right-of-use asset; a decrease in prepaid expenses and other current assets of $0.1 million; a reduction in other assets of $0.7 million; an increase in other current liabilities of $1.0 million; and an operating lease liability of $3.1 million.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation:

In 2003, the stockholders of the Company approved the 2003 Incentive Stock and Awards Plan (the “2003 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARS”), restricted stock, performance shares and other stock based compensation. This plan expired in May of 2013, at which time, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, SARS, restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the 2003 Plan subsequent to its termination) have been reserved for issuance under the 2013 Plan. All options and SARS under both plans have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At March 31, 2019, the Company had 3,308,588 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the consolidated statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented:

	Three Months Ended March 31,
	(In thousands)
	2019	2018
Stock options and SARS	$73	$823
Restricted stock	188	124
Performance shares	220	105
Total share-based compensation expense	$481	$1,052

Related income tax benefit	$58	$111

Stock options and SARS

The Company grants stock options and stock settled SARS to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARS at the date of grant using the Black-Scholes valuation model.

All options and SARS vest immediately at the date of grant or after a two-year period. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and SARS.

A summary of stock option transactions during the three months ended March 31, 2019 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2018	676,846	$15.70
Granted	128,259	17.77
Exercised	(55,344)	7.41
Lapsed	-	-
Cancelled	(17,016)	19.62
Outstanding March 31, 2019	732,745	$16.60

At March 31, 2019, 568,498 options outstanding, all of which were fully vested and exercisable and 164,247 nonvested options, had an aggregate intrinsic value of $1.4 million. The weighted-average remaining contractual term was 40 months.

Options exercised during the three-month periods ended March 31, 2019 and 2018 had intrinsic values of $0.6 million and $0.6 million, respectively.

The weighted average fair values of the Company’s 128,259 and 87,385 options granted during the three-month periods ended March 31, 2019 and 2018 was $3.97 and $6.06, respectively. As of March 31, 2019, the Company had $0.6 million in unrecognized compensation related to nonvested grants to be recognized over the remaining weighted average vesting period of 1.6 years.

During the three-month periods ended March 31, 2019 and 2018, respectively, the Company received $0.2 million and $0.3 million in cash from stock option exercises. Additionally, during the three-month period ended March 31, 2019 and 2018, respectively, the Company received 11,183 and 5,863 shares of its common stock as payment of the exercise price in the exercise of stock options for 27,172 and 20,234 shares. The tax benefit recognized for exercises during the three-month period ended March 31, 2018 was $0.1 million. There were no tax benefits recognized for exercises during the three-month period ended March 31, 2019.

The following table summarizes information about stock options outstanding as of March 31, 2019:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$ 3.82	-	$ 5.88	89,000	2.36	$5.33
$ 7.96	-	$10.38	42,000	3.50	$8.76
$16.35	-	$18.86	464,474	3.24	$17.57
$21.63	-	$24.28	137,271	4.10	$23.03

$ 3.82	-	$24.28	732,745	3.31	$16.60

A summary of stock-settled SARS transactions during the three months ended March 31, 2019 follows:

	No. of	Weighted Average
	Shares	Exercise Price
Outstanding December 31, 2018	182,894	$18.99
Granted	42,841	17.77
Exercised	-	-
Lapsed	-	-
Cancelled	(3,134)	21.97
Outstanding March 31, 2019	222,601	$18.71

At March 31, 2019, 180,633 SARS outstanding, all of which were fully vested and exercisable and 41,968 nonvested options, had an aggregate intrinsic value of $0.1 million. The weighted-average remaining contractual term was 34 months.

The weighted average fair values of the Company’s 42,841 and 48,515 SARS granted during each of the three-month periods ended March 31, 2019 and 2018 was $3.97 and $6.06, respectively. As of March 31, 2019, the Company had $0.2 million in unrecognized compensation related to nonvested grants to be recognized over the remaining weighted average vesting period of 1.8 years.

There were 12,125 SARS exercised during the three-month period ended March 31, 2018. SARS exercised during the three-month period ended March 31, 2018 had an intrinsic value of $0.1 million. The tax benefit recognized for this exercise during the three-month period ended March 31, 2018 was $0.1 million. There were no SARS exercised during the three-month period ended March 31, 2019.

The following table summarizes information about SARS outstanding as of March 31, 2019:

				Weighted Average
Range of				Remaining	Weighted Average
Exercise Price			Shares	Contractual Life (Years)	Exercise Price
$16.35	-	$18.66	176,347	2.54	$17.43
$23.59	-	$23.59	46,254	3.83	$23.59

$16.35	-	$23.59	222,601	2.81	$18.71

Options and SARS have never been repriced by the Company in any year.

The following table summarizes significant assumptions utilized to determine the fair value of options and SARS.

Three months ended
March 31,	SARS	Options

Exercise price
2019	$17.77	$17.77
2018	$23.59	$23.59

Market price
2019	$17.77	$17.77
2018	$23.59	$23.59

Risk free interest rate[1]
2019	2.4%	2.4%
2018	2.6%	2.6%

Expected award life (years)[2]
2019	3	3
2018	3	3

Expected volatility[3]
2019	34.8%	34.8%
2018	38.1%	38.1%

Expected dividend yield[4]
2019	2.3%	2.3%
2018	1.6%	1.6%

1The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity as the expected life of the awards.

2The expected life in years for awards granted was based on the historical exercise patterns experienced by the Company when the award is made.

3The determination of expected stock price volatility for awards granted in each of the periods ending March 31, 2019 and 2018 were based on historical Superior common stock prices over a period commensurate with the expected life.

4The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

Restricted Stock

The Company has granted restricted stock to directors and certain employees under the terms of the 2013 Plan which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period. As of March 31, 2019, the Company had $1.5 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 1.83 years.

A summary of restricted stock transactions during the three months ended March 31, 2019 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2018	92,032	$19.46
Granted	38,829	17.77
Vested	-	-
Forfeited	-	-
Outstanding March 31, 2019	130,861	$18.96

Performance Shares

In the quarter ended March 31, 2019, the Compensation Committee of the Board of Directors approved grants of performance shares under the terms of the 2013 Plan. Under the terms of the grants, certain employees received service-based or service-based and performance-based shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are based on the fair value on the date of the grant are being recognized on a straight-line basis over the respective service period. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. As of March 31, 2019, the Company had $2.7 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.6 years.

A summary of performance share transactions during the three months ended March 31, 2019 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding December 31, 2018	194,378	$20.08
Granted	14,068	17.77
Vested	-	-
Forfeited	(1,000)	17.75
Outstanding March 31, 2019	207,446	$19.93

NOTE 7 – Income Taxes:

The Company calculates its interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the attainment of beginning-of-the-year deferred taxes in future years is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

For the three months ended March 31, 2019, the Company recorded a provision for income taxes of $0.6 million, which represents an effective tax rates of 20.2%. For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $0.9 million, which represents an effective tax rates of 26.2%. The decrease in the effective tax rates is primarily due to the expected annual increase in excludable foreign income, and an expected annual reduction in non-deductible compensation.

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Three Months Ended March 31,
	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
State and local income taxes, net of Federal income tax benefit	3.0%	3.6%
Current year untaxed foreign income	(7.6%)	(6.5%)
Foreign taxes	2.3%	4.6%
GILTI tax	1.8%	3.0%
Compensation related	0.6%	1.1%
Federal tax credits	(0.5%)	(0.6%)
Other	(0.4%)	0.0%
Effective income tax rate	20.2%	26.2%

NOTE 8 – Earnings Per Share:

Historical basic per share data is based on the weighted average number of shares outstanding. Historical diluted per share data is reconciled by adding to weighted average shares outstanding the dilutive impact of the exercise of outstanding stock options, stock appreciation rights, unvested shares of restricted stock and performance shares.

	Three Months Ended March 31,
	2019	2018
Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$2,376	$2,450

Weighted average shares outstanding - basic	14,927,341	14,821,659
Common stock equivalents	335,313	635,970
Weighted average shares outstanding - diluted	15,262,654	15,457,629
Per Share Data:
Basic
Net earnings	$0.16	$0.17
Diluted
Net earnings	$0.16	$0.16

Awards to purchase approximately 341,995 shares of common stock with a weighted average exercise price of $20.99 per share were outstanding during the three-month period ending March 31, 2019, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

There were no awards to purchase shares of common stock outstanding during the three-month period ending March 31, 2018 excluded from the computation of diluted EPS because the award’s exercise prices were greater than the average market price of the common shares.

NOTE 9 – Operating Segment Information:

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

(In thousands)
	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
March 31, 2019
Net sales	$58,679	$8,599	$20,359	$(1,085)	$86,552

Gross margin	$20,318	$5,039	$5,626	$(715)	$30,268

Selling and administrative expenses	18,177	3,119	5,282	(715)	25,863

Other periodic pension cost	259	-	-	-	259

Interest expense	878	-	292	-	1,170

Income before taxes on income	$1,004	$1,920	$52	$-	$2,976

Depreciation and amortization	$1,488	$256	$316	$-	$2,060

Capital expenditures	$1,158	$409	$156	$-	$1,723

Total assets	$268,227	$31,794	$62,698	$(23,145)	$339,574

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended
March 31, 2018
Net sales	$48,125	$7,299	$18,676	$(1,013)	$73,087

Gross margin	$16,536	$4,161	$4,849	$(671)	$24,875

Selling and administrative expenses	14,140	2,512	5,201	(671)	21,182

Other periodic pension cost	96	-	-	-	96

Interest expense	60	-	217	-	277

Income (loss) before taxes on income	$2,240	$1,649	$(569)	$-	$3,320

Depreciation and amortization	$1,065	$237	$324	$-	$1,626

Capital expenditures	$685	$265	$105	$-	$1,055

Total assets	$216,536	$24,296	$57,080	$(62,833)	$235,079

NOTE 10 – Leases

The Company leases several of its operating and office facilities including warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. These leases generally have expected lease terms at adoption of one to eight years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain office space to third parties. As of March 31, 2019 the Company had recognized $3.9 million of operating lease obligation ($1 million in other current liabilities and $2.9 million in operating lease liabilities) which represents the present value of the remaining lease payment of $4.3 million discounted using the Company’s lease discount rate of 5.74%; and, $4.6 million of operating right-of-use assets, which represents the lease liability of $3.9 million adjusted for the prepaid rent of $0.7 million that was previously presented within prepaid expenses and other current assets and other assets on the accompanying condensed consolidated balance sheet prior to the adoption. The depreciable-life of right-of-use assets is generally limited by the expected lease term.

Information about the Company’s total lease cost, cash flows, weighted-average remaining lease terms, discount rate assumptions and other quantitative information for operating leases are as follows (dollars in thousands):

March 31,
2019

Lease costs:
Operating lease costs	$325
Short-term lease costs	108
Total lease costs, included in SG&A	433

Operating cash-flows from operating leases	$292
Weighted-average remaining lease term (in years)	3
Weighted average discount rate - operating leases	5.74%

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
(In thousands, except lease term and discount rate)

Maturities of lease liabilities as of March 31 were as follows:
Operating
Leases

2019 (nine months)	$890
2020	1,130
2021	797
2022	784
2023	634
Thereafter	108

Total lease payments	$4,343
Less imputed interest	476

Total	$3,867

NOTE 11 – Acquisition of Businesses:

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

The Company recognized amortization expense on these acquired intangible assets of $0.5 million for the three-month period ended March 31, 2019.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended March 31, 2018, net sales would have increased approximately $19.2 million. Net income would have increased $2.0 million in 2018, or $0.13 per share.

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

The estimated fair value for acquisition-related contingent consideration payable was $4.1 million as of March 31, 2019. The current portion of $0.9 million shall be paid in the second quarter of 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income. Based on the acquisition date fair values, we have recorded $11.4 million in identifiable intangibles, consisting of $2.1 million in acquired customer relationships, $0.4 million in non-compete agreements from the former owners of BAMKO, Inc., and $8.9 million for the acquired trade name. The intangible assets associated with the customer relationships are being amortized for seven years beginning on March 1, 2016 and the non-compete agreements are being amortized for five years and ten months. The trade name is considered an indefinite-life asset and as such will not be amortized.

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

Tangerine Promotions

On November 30, 2017, BAMKO acquired substantially all of the assets of Tangerine Promotions, Ltd and Tangerine Promotions West, Inc (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands. The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $3.2 million in additional contingent consideration through 2021, and the assumption of certain liabilities.

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

The estimated fair value for acquisition-related contingent consideration payable is $2.5 million as of March 31, 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s consolidated statement of comprehensive income.

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

The Company recognized amortization expense on these acquired intangible assets of $0.1 million for the three months ended March 31, 2019, and 2018.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may”, “will”, “should”, “could”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “project”, “potential”, or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (4) statements of expected industry and general economic trends. Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such business during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 and updated on this Form 10-Q in Note 1 for recently adopted accounting standards. Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of one percent of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $0.6 million. This amount is included in trade accounts receivable on the consolidated balance sheet.

Inventories

Superior’s Uniforms and Related Products segment markets itself to its customers as a “stock house”. Therefore, Superior at all times carries substantial inventories of raw materials (principally piece goods) and finished garments. Inventories are stated at the lower of cost or net realizable value. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

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

Goodwill is tested at a level of reporting referred to as the “reporting unit." The Company's reporting units are defined as each of its three reporting segments. As of March 31, 2019, goodwill of $22.1 million was included in the Uniforms and Related Products segment and $11.9 million was included in the Promotional Products segment.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. The Company completed its testing of goodwill as of December 31, 2018 and determined that the fair value of the reporting units was more than its carrying value.

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

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the three-month periods ended March 31, 2019 and March 31, 2018, total unrecognized tax benefits increased $0.1 million and $0, respectively. As of March 31, 2019, we had an accrued liability of $0.6 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities on the accompanying consolidated balance sheet.

Share-based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. Share-based compensation expense that was recorded in the three-month periods ended March 31, 2019 and 2018 includes the compensation expense for the share-based payments granted in those periods. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock appreciation rights (“SARS”) that either fully vest on the date of grant or vest over time, and restricted stock and performance shares that vest over time or if performance targets are met. The fair value of the options and SARS granted is recognized as expense on the date of grant or over the service period. The Company used the Black-Scholes-Merton valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes-Merton, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period.

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

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands. The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vests over a four-year period, the potential future payments of approximately $3.2 million in additional contingent consideration through 2021, and the assumption of certain liabilities of Tangerine.

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”) that manufactures uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash, subject to adjustment for cash on hand, indebtedness, unpaid seller expenses and working capital (excluding cash), in each case as of the closing date, and (b) the issuance of 150,094 shares of the Company’s common stock to an equityholder of CID. The working capital adjustment was based on the difference between working capital as of the closing date and a target amount of approximately $39.5 million.

Business Outlook

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

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize, Jamaica, and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results. It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment. We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1 million in net sales to outside customers in 2010 to approximately $27.3 million in net sales to outside customers in 2018. We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth. Net sales to outside customers increased by approximately 17.8% for the three months ended March 31, 2019 compared to the same period last year.

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

Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Net Sales	Three Months Ended March 31,
	(in thousands)
	2019	2018	% Change
Uniforms and Related Products	$58,679	$48,125	21.9%
Remote Staffing Solutions	8,599	7,299	17.8
Promotional Products	20,359	18,676	9.0
Net intersegment eliminations	(1,085)	(1,013)	7.1
Consolidated Net Sales	$86,552	$73,087	18.4%

Net Sales

Net sales for the Company increased 18.4% from $73.1 million for the three months ended March 31, 2018 to $86.6 million for the three months ended March 31, 2019. The principal components of this aggregate increase in net sales were as follows: (1) the effect of the acquisition of CID on May 2, 2018 (contributing 22.0%), (2) a decrease in the net sales of our Uniform and Related Products segment exclusive of CID (contributing 7.6%, of which 6.4% represented the effect of differences in timing of revenues recognized under ASC 606 between periods), (3) an increase in the net sales for our Promotional Products segment (contributing 2.3%), and (4) an increase in net sales for our Remote Staffing Solutions segment (contributing 1.7%).

Uniforms and Related Products net sales increased 21.9%, or $10.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due to the CID acquisition, partially offset by a negative $4.8 million effect of differences in the timing of revenues recognized due to ASC 606 between periods. Shipments by our Uniform and Related Products business without the effect of CID, decreased from $45.1 million to $44.1 million comparing the quarter ended March 31, 2019, with the prior year quarter. For a reconciliation of our Uniform and Related Products sales see “-Shipments (Non-GAAP Financial Measure)”.

Remote Staffing Solutions net sales increased 17.8% before intersegment eliminations and 19.5% after intersegment eliminations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. These increases are attributed to continued market penetration in 2019, with respect to both new and existing customers.

Promotional Products net sales increased 9.0% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily due to higher international and domestic sales in 2019.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.4% for the three months ended March 31, 2019 and 65.6% for the three months ended March 31, 2018. The change is generally the result of changes in customer and product mix, and higher freight costs. Also, affecting change are the results of CID, which tends to have higher gross margins than our other uniform businesses. Exclusive of the results from CID, our Uniform Segment would have had cost of goods sold as a percentage of net sales of 67.4% for the three months ended March 31, 2019.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 41.4% for the three months ended March 31, 2019 and 43.0% for the three months ended March 31, 2018. The percentage decrease is driven by higher sales in 2019 and lower payroll related costs.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 72.4% for the three months ended March 31, 2019 and 74.0% for the three months ended March 31, 2018. The decrease is primarily the result of mix of products and customers, with sales to lower margin contract clients representing a smaller percentage of our overall sales in three months ended March 31, 2019.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 31% for the three months ended March 31, 2019 and 29.4% for the three months ended March 31, 2018. The increase is due to the CID acquisition in May 2018.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 36.3% for the three months periods ended March 31, 2019 and 34.4% for the three months ended March 31, 2018. The increase is primarily attributed to higher payroll expense.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment were 25.9% for the three months ended March 31, 2019 and 27.8% for the three months ended March 31, 2018. The decrease is primarily related to lower administrative costs resulting from integration of the segment’s subsidiaries combined with higher net sales.

Interest Expense

Interest expense increased to $1.2 million for the three months ended March 31, 2019 from $0.3 million for the three months ended March 31, 2018. This increase is the result of the Company entering in to the Amended and Restated Credit Agreement on May 2, 2018 as a part of the acquisition of CID. See Note 2 in Item 1 of this Form 10-Q.

Income Taxes

The effective income tax rate was 20.2% and 26.2% in the three months ended March 31, 2019 and 2018, respectively. The 6.0% decrease in the effective tax rate is attributed primarily to the reduction in foreign taxes (3.4%), the reduction of the GILTI tax (1.2%), changes to executive compensation limits (0.9%), a decrease in the excess tax benefit associated with share based compensation (0.4%), a decrease in state income taxes (0.6%), and other decreases (0.3%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Balance Sheet

Accounts receivable - trade decreased 0.6% from $64.0 million on December 31, 2018 to $63.6 million on March 31, 2019.

Inventories were $67.3 million on December 31, 2018 and $65.8 million as of March 31, 2019. The decrease is primarily related to the relative timing of shipments to customers and receipt of finished goods from suppliers.

Contract assets were $49.2 million on December 31, 2018 and $47.4 million on March 31, 2019. The decrease is related to a reduction in the receipts of inventory subject to ASC 606, revenue recognition, primarily in the uniform segment.

Deferred tax liability decreased from $8.5 million on December 31, 2018 to $7.4 million on March 31, 2019. As a result of the company adopting ASC 606, and the subsequent change in accounting method for tax purposes, an increased tax liability of $3.6 million was incurred. As it is permissible to pay this increased liability over a four year period, in 2019 $0.9 million was reclassified from deferred to current to reflect the current amount to be paid.

Other assets increased 10.9% from $8.8 million on December 31, 2018 to $9.8 million on March 31, 2019. The $1.0 million increase is primarily due to $1.2 million higher asset balances in our Non-Qualified Deferred Compensation Plan.

Long-term debt decreased 8.6% from $111.5 million on December 31, 2018 to $102 million on March 31, 2019. The decrease is primarily due to the reclassification of scheduled repayments on the Amended and Restated Credit Agreement, as amended, from long term to current liabilities as a result of its restructuring on January 22, 2019.

Cash Flows

Cash and cash equivalents increased by $1.4 million from $5.4 million on December 31, 2018 to $6.8 million as of March 31, 2019. During the three months ended March 31, 2019, the Company provided cash of $5.7 million from operating activities, used cash of $1.7 million for investing activities to fund capital expenditures; and used cash of $2.6 million in financing activities, principally in the payment of dividends ($1.5 million) and to reacquire the Company’s common stock ($1.0 million).

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and expand the capabilities of its facilities, and update its technology and infrastructure to support its growth. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the three months ended March 31, 2019 and 2018, the Company paid cash dividends of $1.5 million and $1.4 million, respectively.

Credit Agreements (See Note 2 of Item 1 of this Form 10Q)

Effective May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement, dated May 2, 2018 (the “Amended and Restated Credit Agreement”), with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million which provided an additional term loan in the principal amount of $85 million. No principal payments were due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan was to mature in May 2020. The Company’s existing term loan with the original principal amount of $42 million matures on February 2024. The scheduled amortization for the $42 million term loan is as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date on the loan was extended to January 22, 2026 The scheduled amortization for the $65 million term loan is as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The revolving credit facility, $42 million term loan and $65 million term loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the revolving credit facility and $42 million term loan have a variable interest rate of one-month LIBOR plus 0.68% (3.17% at March 31, 2019). Obligations outstanding under the $65 million term loan has a variable interest rate of one-month LIBOR plus 0.85% (3.34% at March 31, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2019, there were no outstanding letters of credit. The term loans do not contain pre-payment penalties.

The Amended and Restated Credit Agreement, as amended, contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement, as amended, also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. As of March 31, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement, as amended.

Shipments (Non-GAAP Financial Measure)

In this management’s discussion and analysis, we use a supplemental measure of our performance, which is derived from our financial information, but which is not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). This non-GAAP financial measure is “shipments”, and represents a primary metric by which our management evaluates customer demand.

We define shipments as net sales excluding, if applicable, sales recorded with respect to contracts with customers in which there is an enforceable right to the payment for goods with no alternative use in advance of the transfer of these goods to our customers. As recognized in accordance with ASC 606, net sales generated from such contracts are recorded as of the time at which we receive the goods from our suppliers rather than at the time we transfer them to our customers. For customers to which we sell goods that have an alternative use, or customers with whom we do not have an enforceable right to payment with no alternative use, shipments and net sales are identical performance measures.

We believe that sales recorded under ASC 606 are affected by changes in the Company’s purchasing patterns that may not be directly aligned with customer demand. Therefore, we believe that shipments, as a supplemental performance measure, tracks customer demand more closely.

Shipments is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for sales determined in accordance with GAAP. Shipments is used as a measurement of customer demand and we believe it to be a helpful measure for those evaluating performance of a company operating in the uniform and promotional products businesses. However, there are limitations to the use of this non-GAAP financial measure. Our non-GAAP financial measure may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT GAAP SALES TO SHIPMENTS (without CID)

	Three months ended March 31,
	2019	2018

Uniform and Related Product net sales, as reported	$58,679	$48,125
Less: CID sales	(16,135)	-
Uniform and Related Product net sales without CID	42,544	48,125

Less: Recognition of revenue for finished goods with no alternative use for Uniform and Related Product net sales without CID	1,594	(3,000)

Uniform and Related Product shipments without CID	$44,138	$45,125

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. A hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2019 would have resulted in approximately $0.3 million in additional pre-tax interest expense for the three months ended March 31, 2019. See Note 2.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates.  Approximately 1% of our sales are outside of the United States. As the prices at which we sell our products are not routinely adjusted for exchange rate changes, the gross profit on our orders may be negatively affected.  We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of March 31, 2019, we have no foreign currency exchange hedging contracts. See Note 1(j).   There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as transaction gains (losses) in our consolidated statements of comprehensive income. During the three months ended March 31, 2019, transaction losses were not significant.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings

None.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2019, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended March 31, 2019.

	(a) Total Number of Shares	(b) Average Price	(c) Total Number of Shares Purchased as Part of Publicly Announced	(d) Maximum Number of Shares that May Yet Be Purchased Under the
Period	Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1
(January 1, 2019 to	36,385	$18.12	36,385	-
January 31, 2019)
Month #2
(February 1, 2019 to	10,700	$17.91	10,700	-
February 28, 2019)
Month #3
(March 1, 2019 to	8,517	$16.18	8,517	-
March 31, 2019)
TOTAL	55,602	$17.77	55,602	2,614

(1)     On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization to allow for the repurchase of 1,000,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All such purchases were open market transactions.

Under our Amended and Restated Credit Agreement, as amended, with Branch Banking and Trust Company, if an event of default exists, we may not make distributions to our shareholders.  The Company is in full compliance with all terms, conditions and covenants of such agreement.

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

Date: April 25, 2019	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2019
	By	/s/ Michael Attinella
Michael Attinella
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)