Form 10-Q
period 2019-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2019-07-30
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
727-397-9611

Former name, former address and former fiscal year, if changed since last report: ___________________

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
Common Stock $0.001 par value per share	SGC	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [_]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]	No [_]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [X]
Non-accelerated filer [_]	Smaller Reporting Company [X]
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

As of July 23, 2019, the registrant had 15,255,694 shares of common stock outstanding, which is the registrant's only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands, except shares and per share data)

	2019	2018

Net sales	$92,270	$82,392

Costs and expenses:
Cost of goods sold	59,927	53,114
Selling and administrative expenses	26,885	23,327
Other periodic pension costs	547	96
Interest expense	1,259	758
	88,618	77,295

Income before taxes on income	3,652	5,097
Income tax expense	871	1,280

Net income	$2,781	$3,817

Weighted average number of shares outstanding during the period
(Basic)	14,952,802	14,956,221
(Diluted)	15,287,357	15,559,404
Per Share Data:
Basic
Net income	$0.19	$0.26
Diluted
Net income	$0.18	$0.25

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	256	215

Recognition of settlement loss included in net periodic pension costs	246	-

Loss (gain) on cash flow hedging activities	(6)	72

Foreign currency translation adjustment	49	(509)

Other comprehensive income (loss)	545	(222)

Comprehensive income	$3,326	$3,595

Cash dividends per common share	$0.100	$0.095

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

SIX MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands, except shares and per share data)

	2019	2018

Net sales	$178,822	$155,479

Costs and expenses:
Cost of goods sold	116,211	101,326
Selling and administrative expenses	52,748	44,509
Other periodic pension costs	806	192
Interest expense	2,429	1,035
	172,194	147,062

Income before taxes on income	6,628	8,417
Income tax expense	1,471	2,150

Net income	$5,157	$6,267

Weighted average number of shares outstanding during the period
(Basic)	14,940,072	14,888,940
(Diluted)	15,275,006	15,508,517
Per Share Data:
Basic
Net income	$0.35	$0.42
Diluted
Net income	$0.34	$0.40

Other comprehensive income, net of tax:
Defined benefit pension plans:

Recognition of net losses included in net periodic pension costs	503	431

Recognition of settlement loss included in net periodic pension costs	246	-

Loss (gain) on cash flow hedging activities	(11)	212

Foreign currency translation adjustment	21	(457)

Other comprehensive income	759	186

Comprehensive income	$5,916	$6,453

Cash dividends per common share	$0.20	$0.19

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	June 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,267	$5,362
Accounts receivable, less allowance for doubtful accounts of $2,141 and $2,042, respectively	70,927	64,017
Accounts receivable - other	1,463	1,744
Inventories*	63,370	67,301
Contract assets	43,674	49,236
Prepaid expenses and other current assets	12,090	9,552
TOTAL CURRENT ASSETS	199,791	197,212

PROPERTY, PLANT AND EQUIPMENT, NET	31,448	28,769
OPERATING LEASE RIGHT-OF-USE ASSETS	4,716	-
INTANGIBLE ASSETS, NET	64,437	66,312
GOODWILL	36,321	33,961
OTHER ASSETS	10,299	8,832
TOTAL ASSETS	$347,012	$335,086

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,903	$24,685
Other current liabilities	15,375	14,767
Current portion of long-term debt	15,286	6,000
Current portion of acquisition-related contingent liabilities	2,212	941
TOTAL CURRENT LIABILITIES	58,776	46,393

LONG-TERM DEBT	108,035	111,522
LONG-TERM PENSION LIABILITY	8,532	8,705
LONG-TERM ACQUISITION-RELATED CONTINGENT LIABILITIES	3,605	5,422
LONG-TERM OPERATING LEASE LIABILITIES	2,864	-
DEFERRED TAX LIABILITY	6,730	8,475
OTHER LONG-TERM LIABILITIES	4,350	3,648
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,255,694 and 15,202,387, respectively.	15	15
Additional paid-in capital	57,166	55,859
Retained earnings	104,165	103,032
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,924)	(7,673)
Cash flow hedges	102	113
Foreign currency translation adjustment	(404)	(425)
TOTAL SHAREHOLDERS' EQUITY	154,120	150,921
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$347,012	$335,086

* Inventories consist of the following:

	June 30,	December 31,
	2019	2018
Finished goods	$53,202	$58,196
Work in process	703	650
Raw materials	9,465	8,455
	$63,370	$67,301

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2018	15,143,328	$15	$50,626	$95,296	$(6,871)	$139,066
Common shares issued upon exercise of options, net	18,119		171	(24)		147
Restricted shares issued in acquisition	150,094		3,763			3,763
Share-based compensation expense			438			438
Cash dividends declared ($0.095 per share)				(1,425)		(1,425)
Comprehensive Income (Loss):
Net earnings				3,817		3,817
Net change during the period related to:
Cash flow hedges, net of taxes of $23					72	72
Pensions, net of taxes of $67					215	215
Change in currency translation adjustment, net of taxes of $160					(509)	(509)
Comprehensive Income:						3,595
Balance, June 30, 2018	15,311,541	$15	$54,998	$97,664	$(7,093)	$145,584

Balance, April 1, 2019	15,229,775	$15	$56,536	$102,945	$(7,771)	$151,725
Common shares issued upon exercise of options	18,533		88	(18)		70
Restricted shares issued	10,000
Share-based compensation expense			551			551
Cash dividends declared ($0.10 per share)				(1,508)		(1,508)
Common stock reacquired and retired	(2,614)		(9)	(35)		(44)
Comprehensive Income (Loss):
Net earnings				2,781		2,781
Net change during the period related to:
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $158					502	502
Change in currency translation adjustment, net of taxes of $12					49	49
Comprehensive Income:						3,326
Balance, June 30, 2019	15,255,694	$15	$57,166	$104,165	$(7,226)	$154,120

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2018	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968
ASC 606 adjustment to opening retained earnings				11,245		11,245
Common shares issued upon exercise of options, net	51,164		554	(150)		404
Restricted shares issued	24,908
Restricted shares issued in acquisition	150,094		3,763			3,763
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	3,428					-
Share-based compensation expense			1,490			1,490
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(17)			(17)
Tax benefit from vesting of acquisition related restricted stock			105			105
Cash dividends declared ($0.19 per share)				(2,827)		(2,827)
Comprehensive Income (Loss):
Net earnings				6,267		6,267
Net change during the period related to:
Cash flow hedges, net of taxes of $68					212	212
Pensions, net of taxes of $135					431	431
Change in currency translation adjustment, net of taxes of $169					(457)	(457)
Comprehensive Income:						6,453
Balance, June 30, 2018	15,311,541	$15	$54,998	$97,664	$(7,093)	$145,584

Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options	62,694		457	(177)		280
Restricted shares issued	48,829
Share-based compensation expense			1,032			1,032
Tax benefit from vesting of acquisition related restricted stock			30			30
Cash dividends declared ($0.20 per share)				(3,023)		(3,023)
Common stock reacquired and retired	(58,216)		(212)	(824)		(1,036)
Comprehensive Income (Loss):
Net earnings				5,157		5,157
Net change during the period related to:
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $235					749	749
Change in currency translation adjustment, net of taxes of $7					21	21
Comprehensive Income:						5,916
Balance, June 30, 2019	15,255,694	$15	$57,166	$104,165	$(7,226)	$154,120

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(Unaudited)
(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,157	$6,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,211	3,646
Provision for bad debts - accounts receivable	361	323
Share-based compensation expense	1,032	1,490
Deferred income tax benefit (provision)	(1,979)	302
Gain on sale of property, plant and equipment	(3)	-
Change in fair value of acquisition-related contingent liabilities	417	(840)

Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(7,230)	(3,492)
Accounts receivable - other	280	(674)
Contract assets	5,562	(972)
Inventories	2,113	2,953
Prepaid expenses and other current assets	(2,625)	242
Other assets	(2,102)	(1,827)
Accounts payable and other current liabilities	(14)	(7,368)
Long-term pension liability	812	195
Other long-term liabilities	759	(497)
Net cash provided by (used in) operating activities	6,751	(252)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,979)	(2,414)
Proceeds from disposals of property, plant and equipment	3	-
Acquisition of businesses, net of acquired cash	-	(85,597)
Net cash used in investing activities	(4,976)	(88,011)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	94,466	146,157
Repayment of long-term debt	(88,667)	(56,289)
Payment of cash dividends	(3,023)	(2,827)
Payment of acquisition-related contingent liability	(961)	(3,033)
Proceeds received on exercise of stock options	280	405
Tax benefit from vesting of acquisition-related restricted stock	30	105
Tax withholding on exercise of stock rights	-	(17)
Common stock reacquired and retired	(1,036)	-
Net cash provided by financing activities	1,089	84,501

Effect of currency exchange rates on cash	41	(204)

Net increase (decrease) in cash and cash equivalents	2,905	(3,966)

Cash and cash equivalents balance, beginning of year	5,362	8,130

Cash and cash equivalents balance, end of period	$8,267	$4,164

See accompanying notes to these condensed consolidated financial statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Basis of Presentation:

a) Basis of presentation

The condensed consolidated financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Superior Group Holdings, Inc., Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC.  All of these entities are referred to collectively as “the Company”, “Superior”, “we”, “our”, or “us”. Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and filed with the Securities and Exchange Commission.  The interim financial information contained herein is not certified or audited; it reflects all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the operating results for the periods presented, stated on a basis consistent with that of the audited financial statements.  The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income (loss)”, “balance sheets”, “statements of stockholders’ equity”, and “statements of cash flows” herein.

b) Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Targeted Improvements (collectively “Topic 842”). Topic 842 establishes a new lease model, referred to as the right-of-use (ROU) model that brings substantially all leases onto the balance sheet. This standard requires lessees to recognize leased assets (ROU Assets) and lease liabilities on the balance sheet and disclose key information about the leasing arrangements in their financial statements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 effective on January 1, 2019 using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Consequently, the requisite financial information and disclosures under the new standard are excluded for dates and periods prior to January 1, 2019. In addition, the Company elected to use a number of optional simplification and practical expedients (reliefs) permitted under the transition guidance within the new standard, including allowing the Company to combine fixed lease and non-lease components, apply the short-term lease exception to all leases of one year or less, and utilize the ‘package of practical expedients’, which permits the Company to not reassess prior accounting conclusions with respect to lease identification, lease classification and initial direct costs under Topic 842. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easement; the latter not being applicable to the Company. Adoption of this new standard resulted in the recognition of $4.1 million of operating lease liabilities ($1.0 million in other current liabilities and $3.1 million in long-term operating lease liabilities) which represents the present value of the remaining lease payments of $4.6 million, discounted using the Company’s lease discount rate of 5.74% and $4.9 million of operating lease right-of-use assets, which represents the lease liability of $4.1 million adjusted for prepaid rent to $0.8 million that was previously presented within current prepaid expenses and other current assets and other assets on the accompanying balance sheet prior to adoption. Refer to Note 10 for the impact to the financial statements as of June 30, 2019.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, however, early adoption is permitted. The Company elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. The Company’s adoption of this standard on January 1, 2019 did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Adoption will require a modified retrospective approach beginning with the earliest period presented. The Company is currently evaluating the potential impact this standard will have on its financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company’s adoption of this standard is not expected to have a material impact on its financial statements.

NOTE 2 - Long-Term Debt:

	June 30,	December 31,
(In thousands)	2019	2018

Note payable to BB&T, pursuant to revolving credit agreement, maturing May 2023	$34,035	$1,193
Term loan payable to BB&T maturing January 2026	61,131	-
Term loan payable to BB&T maturing February 2024	28,500	31,500
Term loan payable to BB&T maturing May 2020	-	85,000
	$123,666	$117,693
Less:
Payments due within one year included in current liabilities	15,286	6,000

Debt issuance costs	345	171
Long-term debt less current maturities	$108,035	$111,522

Effective on February 28, 2017, the Company entered into a 7-year credit agreement with BB&T (the “Credit Agreement”) that provided a revolving credit facility of $35 million which was to terminate on February 25, 2022, and provided a term loan of $42 million, which matures on February 26, 2024. Both loans were based upon the one-month LIBOR rate for U.S. dollar based borrowings. Interest was payable for each loan at LIBOR (rounded up to the next 1/100th of 1%) plus 0.75%. The Company pays a commitment fee of 0.10% per annum on the average unused portion of the commitment under the credit facility.

Effective on May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and which provided an additional term loan in the principal amount of $85 million. No principal payments were due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan was to mature in May 2020. The Company’s existing term loan with the original principal amount of $42 million remains outstanding with a maturity date of February 2024 and with the same amortization schedule. Contractual principal payments for the $42 million term loan are as follows: 2019 through 2023 - $6.0 million per year; and 2024 - $1.5 million.

Obligations outstanding under the revolving credit facility and the $42 million term loan generally have a variable interest rate of one-month LIBOR plus 0.68% (3.08% at June 30, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2019, there were no outstanding letters of credit. The term loans do not contain pre-payment penalties.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date on the loan was extended to January 22, 2026 and the interest rate was lowered to a variable interest rate of LIBOR plus 0.85% (3.25% at June 30, 2019). Contractual principal payments for the $65 million term loan are as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The revolving credit facility, $42 million term loan and $65 million term loan are collectively referred to as the “Credit Facilities”.

The Amended and Restated Credit Agreement, as amended, contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement, as amended, also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. As of June 30, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement, as amended.

Effective on March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation were recorded in other comprehensive income, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective on May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and is being amortized as interest expense over the remaining life of the amended swap. Changes to the fair value of the amended swap are recorded as interest expense. As of June 30, 2019, the negative fair value of the amended swap was $0.2 million and was included in other current liabilities.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company's plans for the periods presented (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Service cost - benefits earned during the period	$29	$27	$58	$54
Interest cost on projected benefit obligation	271	243	542	485
Expected return on plan assets	(384)	(430)	(721)	(859)
Recognized actuarial loss	324	283	649	566
Settlement loss	336	-	336	-
Net periodic pension cost	$576	$123	$864	$246

The pension settlement losses included in the table above relate to lump sum payments made to various employees upon their retirement or termination during the periods specified. The service cost component is included in selling and administrative expenses and the other components are included in other periodic pension costs in our statements of comprehensive income.

Effective on June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective on December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

There were $0.1 million and $0.1 million in contributions made to the Company’s defined benefit plans during the three months ended June 30, 2019 and 2018, respectively. There were $0.1 million and $0.1 million in contributions made to the Company’s defined benefit plans during the six months ended June 30, 2019 and 2018, respectively.

NOTE 4 – Net Sales:

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”) using the modified retrospective method to all contracts not completed as of January 1, 2018. The Company recorded a net increase to retained earnings of $11.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606.

Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the earnings process is complete. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Contract termination terms may involve variable consideration clauses such as discounts and rebates, and revenue has been adjusted accordingly for these provisions. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation. Revenue for our Remote Staffing segment is recognized as services are delivered. Revenue is measured as the amount of consideration we expect to receive in exchange for the goods or services. Sales taxes, sales discounts and customer rebates are also excluded from revenue. Refer to Note 9 for the disaggregation of revenues by operating segment.

Contract Assets

The following table provides information about accounts receivables - trade and contract assets from contracts with customers (in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable - trade	$70,927	$64,017
Current contract assets	43,674	49,236

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation:

In May 2013, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the previous plan) have been reserved for issuance under the 2013 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At June 30, 2019, the Company had 3,307,485 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options and SARs	$105	$121	$178	$944
Restricted stock	209	140	397	264
Performance shares	237	177	457	282
Total share-based compensation expense	$551	$438	$1,032	$1,490

Related income tax benefit	$67	$74	$125	$185

Stock options and SARs

The Company grants stock options and stock-settled SARs to employees that allow them to purchase shares of the Company’s common stock. Options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARs at the date of grant using the Black-Scholes valuation model.

All options and SARs vest immediately at the date of grant or after a two-year period. Awards generally expire five years after the date of grant with the exception of options granted to outside directors, which expire ten years after the date of grant. The Company issues new shares upon the exercise of stock options and SARs.

A summary of stock option transactions during the six months ended June 30, 2019 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2019	676,846	$15.70	2.99	$2,230
Granted(1)	142,009	17.68
Exercised	(75,144)	6.70
Cancelled	(54,148)	19.36
Outstanding, June 30, 2019	689,563	$16.80	3.28	$1,243
Options exercisable, June 30, 2019	517,593	$16.42	2.75	$1,239

(1)	The weighted average grant date fair value of stock options granted was $3.97 per share.

As of June 30, 2019, the Company had $0.6 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.5 years.

A summary of stock-settled SARs transactions during the six months ended June 30, 2019 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2019	182,894	$18.99	2.61	$89
Granted(1)	42,841	17.77
Exercised	-	-
Cancelled	(16,162)	20.01
Outstanding, June 30, 2019	209,573	$18.66	2.57	$40
Options exercisable, June 30, 2019	168,478	$18.88	2.07	$40

(1)	The weighted average grant date fair value of SARs granted was $3.97 per share.

As of June 30, 2019, the Company had $0.1 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.6 years.

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

A summary of restricted stock transactions during the six months ended June 30, 2019 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2019	92,032	$19.46
Granted	48,829	17.41
Vested	-	-
Cancelled	-	-
Outstanding, June 30, 2019	140,861	$18.75

As of June 30, 2019, the Company had $1.5 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 1.8 years.

Performance Shares

Under the terms of the grants, certain employees received service-based or service-based and performance-based shares, to which we collectively refer to as performance shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Based upon this evaluation, expected expenses for these grants are based on the fair value on the date of the grant and are being recognized on a straight-line basis over the respective service period. The awards are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

A summary of performance share transactions during the six months ended June 30, 2019 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2019	194,378	$20.08
Granted	14,068	17.77
Vested	-	-
Cancelled	(1,000)	17.75
Outstanding, June 30, 2019	207,446	$19.93

As of June 30, 2019, the Company had $2.5 million of unrecognized compensation cost related to nonvested grants expected to be recognized over the weighted average service period of 2.3 years.

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

For the three months ended June 30, 2019, the Company recorded a provision for income taxes of $0.9 million, which represents an effective tax rate of 23.8%. For the three months ended June 30, 2018, the Company recorded a provision for income taxes of $1.3 million, which represents an effective tax rate of 25.1%. For the six months ended June 30, 2019, the Company recorded a provision for income taxes of $1.5 million, which represents an effective tax rate of 22.2%. For the six months ended June 30, 2018, the Company recorded a provision for income taxes of $2.2 million, which represents an effective tax rate of 25.5%. The decrease in the effective tax rates is primarily due to the expected 2.0% decrease in the Global Intangible Low Tax Income (“GILTI”) tax during the three and six months ended June 30, 2019, and a reduction in non-deductible acquisition expense of 2.8% and 1.7% during the three and six months ended June 30, 2018, respectively.

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of Federal income tax benefit	4.3%	4.9%	3.7%	4.4%
Current year untaxed foreign income	(6.9%)	(9.1%)	(7.2%)	(8.1%)
Foreign taxes	3.8%	1.9%	3.2%	3.0%
GILTI tax	1.6%	4.2%	1.7%	3.7%
Compensation related	-	1.6%	0.1%	1.3%
Non-deductible acquisition expense	-	2.8%	-	1.7%
Federal tax credits	-	-	(0.5%)	(0.6%)
Other	-	(2.2%)	0.2%	(0.9%)
Effective income tax rate	23.8%	25.1%	22.2%	25.5%

NOTE 8 – Net Income Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income used in the computation of basic and diluted net income per share (in thousands)	$2,781	$3,817	$5,157	$6,267

Weighted average shares outstanding - basic	14,952,802	14,956,221	14,940,072	14,888,940
Common stock equivalents	334,555	603,183	334,934	619,577
Weighted average shares outstanding - diluted	15,287,357	15,559,404	15,275,006	15,508,517
Per Share Data:
Basic
Net income	$0.19	$0.26	$0.35	$0.42
Diluted
Net income	$0.18	$0.25	$0.34	$0.40

Awards to purchase approximately 316,095 shares of common stock with a weighted average exercise price of $20.95 per share were outstanding during the three months ended June 30, 2019, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

There were no awards to purchase shares of common stock outstanding during the three months ended June 30, 2018 excluded from the computation of diluted EPS because the award’s exercise prices were greater than the average market price of the common shares.

Awards to purchase approximately 329,095 shares of common stock with a weighted average exercise price of $20.97 per share were outstanding during the six months ended June 30, 2019, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

There were no awards to purchase shares of common stock outstanding during the six months ended June 30, 2018 excluded from the computation of diluted EPS because the award’s exercise prices were greater than the average market price of the common shares.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income. Amounts for corporate expenses are included in the totals for the Uniforms and Related Products segment. Financial information related to the Company's operating segments is set forth below.

(In thousands)
As of and For the Three Months Ended June 30, 2019	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$60,745	$8,993	$23,744	$(1,212)	$92,270
Cost of goods sold	38,937	3,824	17,600	(434)	59,927
Gross margin	$21,808	$5,169	$6,144	$(778)	$32,343
Selling and administrative expenses	18,779	3,448	5,436	(778)	26,885
Other periodic pension cost	547	-	-	-	547
Interest expense	963	-	296	-	1,259
Income before taxes on income	$1,519	$1,721	$412	$-	$3,652

Depreciation and amortization	$1,582	$249	$320	$-	$2,151
Capital expenditures	$2,997	$196	$63	$-	$3,256
Total assets	$287,690	$29,161	$94,971	$(64,810)	$347,012

As of and For the Three Months Ended June 30, 2018	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$56,403	$8,001	$19,014	$(1,026)	$82,392
Cost of goods sold	36,222	3,355	13,893	(356)	53,114
Gross margin	$20,181	$4,646	$5,121	$(670)	$29,278
Selling and administrative expenses	17,399	2,778	3,820	(670)	23,327
Other periodic pension cost	96	-	-	-	96
Interest expense	495	-	263	-	758
Income (loss) before taxes on income	$2,191	$1,868	$1,038	$-	$5,097

Depreciation and amortization	$1,449	$253	$318	$-	$2,020
Capital expenditures	$708	$554	$97	$-	$1,359
Total assets	$303,099	$25,664	$60,142	$(53,743)	$335,162

(In thousands)
As of and For the Six Months Ended June 30, 2019	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$119,424	$17,592	$44,103	$(2,297)	$178,822
Cost of goods sold	77,298	7,384	32,333	(804)	116,211
Gross margin	$42,126	$10,208	$11,770	$(1,493)	$62,611
Selling and administrative expenses	36,956	6,567	10,718	(1,493)	52,748
Other periodic pension cost	806	-	-	-	806
Interest expense	1,841	-	588	-	2,429
Income before taxes on income	$2,523	$3,641	$464	$-	$6,628

Depreciation and amortization	$3,070	$505	$636	$-	$4,211
Capital expenditures	$4,155	$605	$219	$-	$4,979
Total assets	$287,690	$29,161	$94,971	$(64,810)	$347,012

As of and For the Six Months Ended June 30, 2018	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$104,528	$15,300	$37,690	$(2,039)	$155,479
Cost of goods sold	67,811	6,493	27,720	(698)	101,326
Gross margin	$36,717	$8,807	$9,970	$(1,341)	$54,153
Selling and administrative expenses	31,538	5,290	9,022	(1,341)	44,509
Other periodic pension cost	192	-	-	-	192
Interest expense	555	-	480	-	1,035
Income (loss) before taxes on income	$4,432	$3,517	$468	$-	$8,417

Depreciation and amortization	$2,514	$490	$642	$-	$3,646
Capital expenditures	$1,393	$819	$202	$-	$2,414
Total assets	$303,099	$25,664	$60,142	$(53,743)	$335,162

NOTE 10 – Leases

The Company leases several of its operating and office facilities including factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. These leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain insignificant office space to third parties. As of June 30, 2019, the Company had recognized $4.1 million of operating lease obligation ($1.2 million in other current liabilities and $2.9 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $4.7 million of operating lease right-of-use assets, which represents the lease liability of $4.1 million adjusted for the prepaid rent of $0.7 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease costs:
Operating lease costs	$397	$722
Short-term lease costs	97	205
Total lease costs, included in S&A	494	927

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Six Months Ended June 30, 2019
Operating cash flows - cash paid for operating lease liabilities	$619
Non-cash - Operating lease ROU assets obtained in exchange for new lease liabilities	$514

Other supplemental information related to our operating leases was as follows:

June 30,
2019
Weighted-average remaining lease term (in years)	3.8
Weighted average discount rate	5.65%

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Operating
Leases
2019 (six months)	$671
2020	1,303
2021	979
2022	814
2023	634
Thereafter	123
Total lease payments	4,524
Less imputed interest	462
Present value of lease liabilities	$4,062

NOTE 11 – Acquisition of Businesses:

CID Resources

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”), which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash at closing, (b) the issuance of 150,094 shares of the Company’s common stock to an equityholder of CID, and (c) $2.5 million in cash as a result of the cash and working capital adjustment.

Fair Value of Consideration Transferred

A Summary of the purchase price is as follows (in thousands):

Cash consideration at closing	$84,430
Superior common stock issued	3,763
Cash and working capital adjustment	2,521
Total Considerations	$90,714

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the tangible and intangible assets and liabilities of CID based on their estimated fair values as of May 2, 2018. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of CID based on their estimated fair values as of the effective date of the transaction (in thousands):

Cash	$1,360
Accounts receivable	9,657
Prepaid expenses and other current assets	1,248
Inventories	28,895
Property, plant and equipment	1,134
Contract assets	2,535
Identifiable intangible assets	41,020
Goodwill	20,323
Total assets	$106,172
Accounts payables	5,030
Deferred tax liability	9,461
Other current liabilities	967
Total liabilities	$15,458

The amounts in the table above are reflective of measurement period adjustments made during the three and six months ended June 30, 2019, which mainly included an increase of $2.4 million to goodwill, a decrease of $1.8 million to inventory and an increase of $0.6 million to accounts payable. The measurement period adjustments did not have a significant impact on the Company’s statement of operations or cash flows. The Company finalized the purchase price allocation of CID during the second quarter of 2019.

The Company recorded $41.0 million in identifiable intangibles at fair value, consisting of $26.0 million in acquired customer relationships, $0.8 million for a non-compete agreement and $14.2 million for the brand name.

Goodwill was calculated as the difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. This goodwill will not be deductible for tax purposes.

The intangible assets associated with the customer relationships are being amortized for fifteen years beginning on May 2, 2018 and the non-compete agreement is being amortized for five years. The trade name is considered an indefinite-life asset and as such is not being amortized.

The Company recognized amortization expense on these acquired intangible assets of $0.5 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively.

The Company recognized amortization expense on these acquired intangible assets of $1.0 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the three months ended June 30, 2018, net sales would have increased approximately $5.1 million. Net income would have increased $1.3 million in 2018, or $0.80 per share.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the six months ended June 30, 2018, net sales would have increased approximately $22.3 million. Net income would have increased $2.6 million in 2018, or $0.17 per share.

Other Acquisitions of Businesses

BAMKO. On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. The transaction had an effective date of March 1, 2016. The transaction also included the acquisition of BAMKO, Inc.’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India. BAMKO is a promotional products, merchandise, and packaging company that serves the world’s most prominent brands. The purchase price included a potential future payment of approximately $5.5 million in additional contingent consideration through 2021. The estimated fair value for acquisition-related contingent consideration payable was $3.2 million as of June 30, 2019. The current portion of $1.2 million shall be paid in the second quarter of 2020. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s statement of comprehensive income.

Public Identity. On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country. The purchase price included future payments of approximately $0.4 million in additional consideration through 2020.

Tangerine Promotions. On November 30, 2017, BAMKO acquired substantially all of the assets of Tangerine Promotions, Ltd and Tangerine Promotions West, Inc (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands. The company is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country. The purchase price included potential future payments of approximately $3.2 million in additional contingent consideration through 2021. The estimated fair value for acquisition-related contingent consideration payable is $2.6 million as of June 30, 2019. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s statement of comprehensive income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

Disclosure Regarding Forward Looking Statements

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

Recent Acquisitions

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”) that manufactures uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash at closing, (b) the issuance of 150,094 shares of the Company’s common stock to an equityholder of CID, and (c) $2.5 million in cash as a result of the cash and working capital adjustment.

Business Outlook

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount. Additionally, voluntary employee turnover at our customers can have a significant impact on our business. The current economic environment in the United States is continuing to see moderate improvement in the employment environment and voluntary employee turnover has been increasing.  We also continue to see an increase in the demand for employees in the healthcare sector and our acquisition of CID provides us with a market to sell Fashion Seal Healthcare apparel to retail stores and into the digital marketplace. These factors are expected to have positive impacts on our prospects for net sales growth in 2019.

We have continued our efforts to increase penetration of the health care market. We have pursued, and continue to pursue, acquisitions to increase our market share in the Uniforms and Related Products segment.

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize, Jamaica, and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results.   It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment.  We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1.0 million in net sales to outside customers in 2010 to approximately $27.3 million in net sales to outside customers in 2018.  We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth. Net sales to outside customers increased by approximately 15% for the six months ended June 30, 2019 compared to the same period last year.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise needed to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective on March 1, 2016. BAMKO has been operating in the promotional products industry for more than 16 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we expect to complete in this highly fragmented market. We completed two additional acquisitions in this segment in late 2017. We believe promotional products are a synergistic fit with our uniform business.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Net Sales
	Three Months Ended June 30,
	(in thousands)
	2019	2018	% Change
Uniforms and Related Products	$60,745	$56,403	7.7%
Remote Staffing Solutions	8,993	8,001	12.4
Promotional Products	23,744	19,014	24.9
Net intersegment eliminations	(1,212)	(1,026)	18.1
Consolidated Net Sales	$92,270	$82,392	12.0%

Net sales for the Company increased 12.0% from $82.4 million for the three months ended June 30, 2018 to $92.3 million for the three months ended June 30, 2019.  The principal components of this aggregate increase in net sales were as follows: (1) the effect of the acquisition of CID on May 2, 2018 (contributing 6.4%), (2) a decrease in the net sales of our Uniform and Related Products segment exclusive of CID (contributing (1.2)%), (3) an increase in the net sales for our Promotional Products segment (contributing 5.7%), and (4) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.0%).

Uniforms and Related Products net sales increased 7.7%, or $4.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to the CID acquisition. Shipments by our Uniform and Related Products business without the effect of CID decreased from $49.3 million to $48.4 million comparing the three months ended June 30, 2019 with the prior year period. For a reconciliation of shipments by our Uniform and Related Products business, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 12.4% before intersegment eliminations and 11.6% after intersegment eliminations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. These increases were attributed to continued market penetration in 2019, with respect to both new and existing customers.

Promotional Products net sales increased 24.9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily due to the expansion of our sales force and the execution in the 2019 period on the increased sales order activity during the previous quarter.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing costs, and inspection costs for our Uniforms and Related Products and Promotional Products segments. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses.

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.1% for the three months ended June 30, 2019 and 64.2% for the three months ended June 30, 2018. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to the CID acquisition.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.5% for the three months ended June 30, 2019 and 41.9% for the three months ended June 30, 2018. The increase in cost of goods sold during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to the revenue increase explained above.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 74.1% for the three months ended June 30, 2019 and 73.1% for the three months ended June 30, 2018. The percentage increase was primarily the result of differences in the mix of products and customers, with sales to lower margin contract clients representing a larger percentage of our overall sales during the three months ended June 30, 2019.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 30.9% for the three months ended June 30, 2019 and 30.8% for the three months ended June 30, 2018. As a percentage of net sales, selling and administrative expenses remained relatively flat. The increase in selling and administrative expenses was primarily due to the CID acquisition in May 2018 and severance expense of $0.4 million incurred during the current year period.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 38.3% for the three months ended June 30, 2019 and 34.7% for the three months ended June 30, 2018. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this business.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 22.9% for the three months ended June 30, 2019 and 20.1% for the three months ended June 30, 2018. The percentage increase was primarily related to credits from fair market value adjustments on acquisition related contingent liabilities of $1.2 million in the prior year period.

Interest Expense

Interest expense increased to $1.3 million for the three months ended June 30, 2019 from $0.8 million for the three months ended June 30, 2018. This increase was the result of the Company entering into the Amended and Restated Credit Agreement on May 2, 2018 as a part of the acquisition of CID. See Note 2 to the Financial Statements.

Income Taxes

The effective income tax rate was 23.8% and 25.1% in the three months ended June 30, 2019 and 2018, respectively. The 1.3% decrease in the effective tax rate was primarily due to the reduction of the Global Intangible Low Tax Income (“GILTI”) tax (contributing (2.6)%) and nondeductible acquisition costs in the prior year period (contributing (2.8)%), partially offset by a decrease in the benefit of foreign sourced income (contributing 2.2%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Net Sales
	Six Months Ended June 30,
	(in thousands)
	2019	2018	% Change
Uniforms and Related Products	$119,424	$104,528	14.3%
Remote Staffing Solutions	17,592	15,300	15.0
Promotional Products	44,103	37,690	17.0
Net intersegment eliminations	(2,297)	(2,039)	12.7
Consolidated Net Sales	$178,822	$155,479	15.0%

Net sales for the Company increased 15.0% from $155.5 million for the six months ended June 30, 2018 to $178.8 million for the six months ended June 30, 2019.  The principal components of this aggregate increase in net sales were as follows: (1) the effect of the acquisition of CID on May 2, 2018 (contributing 13.8%), (2) a decrease in the net sales of our Uniform and Related Products segment exclusive of CID (contributing (4.2)%, of which (3.0)% represented the effect of differences in timing of revenues recognized under ASC 606 between periods), (3) an increase in the net sales for our Promotional Products segment (contributing 4.1%), and (4) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.3%).

Uniforms and Related Products net sales increased 14.3%, or $14.9 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to the CID acquisition, partially offset by a negative $4.7 million effect of differences in the timing of revenues recognized due to ASC 606 between periods. Shipments by our Uniform and Related Products business without the effect of CID decreased from $94.4 million to $92.6 million comparing the quarter ended June 30, 2019 with the prior year period. For a reconciliation of shipments by our Uniform and Related Products business, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 15.0% before intersegment eliminations and 15.3% after intersegment eliminations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These increases were attributed to continued market penetration in 2019, with respect to both new and existing customers.

Promotional Products net sales increased 17.0% for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to the expansion of our sales force and the execution in the 2019 period on the increased sales order activity over the last several quarters.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.7% for the six months ended June 30, 2019 and 64.9% for the six months ended June 30, 2018. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the revenue increase explained above, including the effect of the CID acquisition.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.0% for the six months ended June 30, 2019 and 42.4% for the six months ended June 30, 2018. The percentage decrease was driven by higher sales in the 2019 period.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 73.3% for the six months ended June 30, 2019 and 73.5% for the six months ended June 30, 2018. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the revenue increase explained above.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment approximated 30.9% for the six months ended June 30, 2019 and 30.2% for the six months ended June 30, 2018. The percentage increase was primarily due to the CID acquisition in May 2018 and severance expense of $0.4 million incurred during the current year period.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment approximated 37.3% for the six months ended June 30, 2019 and 34.6% for the six months ended June 30, 2018. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this business.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 24.3% for the six months ended June 30, 2019 and 23.9% for the six months ended June 30, 2018. The percentage increase was primarily related to credits from fair market value adjustments on acquisition related contingent liabilities of $1.2 million in the prior year period.

Interest Expense

Interest expense increased to $2.4 million for the six months ended June 30, 2019 from $1.0 million for the six months ended June 30, 2018. This increase was the result of the Company entering into the Amended and Restated Credit Agreement on May 2, 2018 as a part of the acquisition of CID. See Note 2 to the Financial Statements.

Income Taxes

The effective income tax rate was 22.2% and 25.5% in the six months ended June 30, 2019 and 2018, respectively. The 3.3% decrease in the effective tax rate was primarily due to the reduction of the GILTI tax (contributing (2.0)%) and nondeductible acquisition costs in the prior year period (contributing (1.7)%).

The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Balance Sheet

Accounts receivable - trade increased 10.8% from $64.0 million on December 31, 2018 to $70.9 million on June 30, 2019. The increase was primarily driven by an increase in revenue and the timing of shipments to customers for finished goods with no alternative use.

Inventories decreased 5.8% from $67.3 million on December 31, 2018 to $63.4 million as of June 30, 2019. The decrease was primarily related to the relative timing of shipments to customers, receipt of finished goods from suppliers, and measurement period adjustments relating to the CID acquisition that reduced inventory by $1.8 million.

Contract assets decreased 11.3% from $49.2 million on December 31, 2018 to $43.7 million on June 30, 2019. The decrease was primarily related the timing of shipments to customers for finished goods with no alternative use. The majority of the amounts included in contract assets on December 31, 2018 were transferred to accounts receivable during the six months ended June 30, 2019. The contract assets balance as of June 30, 2019 relates to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer.

Operating lease right-of-use assets of $4.7 million as of June 30, 2019 resulted from the new lease standard that the Company adopted on January 1, 2019. Additionally as a result of the new lease standard, the Company recorded $4.1 million of operating lease obligation ($1.2 million in other current liabilities and $2.9 million in long-term operating lease liabilities) as of June 30, 2019. See Note 10 to the Financial Statements for more detail.

Goodwill increased 6.9% from $34.0 million on December 31, 2018 to $36.3 million as of June 30, 2019. The increase was due to measurement period adjustments made during the six months ended June 30, 2019. The Company finalized the purchase price allocation of CID during the second quarter of 2019.

Long-term debt decreased 3.1% from $111.5 million on December 31, 2018 to $108.0 million on June 30, 2019. The decrease was primarily due to the reclassification of scheduled repayments on the Amended and Restated Credit Agreement, as amended, from long term to current liabilities as a result of its restructuring on January 22, 2019. This was partially offset by net borrowings of debt during the six months ended June 30, 2019.

Cash Flows

Cash and cash equivalents increased by $2.9 million from $5.4 million on December 31, 2018 to $8.3 million as of June 30, 2019. During the six months ended June 30, 2019, the Company provided cash of $6.8 million from operating activities, used cash of $5.0 million for investing activities to fund capital expenditures; and provided cash of $1.1 million in financing activities, principally in net borrowings of debt of $5.8 million partially offset cash used to pay of dividends and reacquire the Company’s common stock. During the six months ended June 30, 2018, the Company used cash of $85.6 million obtained from borrowings of long-term debt for the acquisition of CID.

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and expand the capabilities of its facilities, and update its technology and infrastructure to support its growth. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the six months ended June 30, 2019 and 2018, the Company paid cash dividends of $3.0 million and $2.8 million, respectively.

Credit Agreements (See Note 2 to the Financial Statements)

Effective on May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and which provided an additional term loan in the principal amount of $85 million. No principal payments were due on the $85 million term loan prior to its maturity. The term of the revolving credit facility was extended until May 2023 and the $85 million term loan was to mature in May 2020. The Company’s existing term loan with the original principal amount of $42 million matures on February 2024. The contractual principal payments for the $42 million term loan are as follows: 2018 through 2023 - $6.0 million per year; and 2024 - $1.5 million.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing $85 million term loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date on the loan was extended to January 22, 2026. The contractual principal payments for the $65 million term loan are as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The revolving credit facility, $42 million term loan and $65 million term loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the revolving credit facility and $42 million term loan have a variable interest rate of one-month LIBOR plus 0.68% (3.08% at June 30, 2019). Obligations outstanding under the $65 million term loan has a variable interest rate of one-month LIBOR plus 0.85% (3.25% at June 30, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2019, there were no outstanding letters of credit. The term loans do not contain pre-payment penalties.

The Amended and Restated Credit Agreement, as amended, contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement, as amended, also requires the Company to maintain a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 4.0:1. As of June 30, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement, as amended.

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

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT (without CID) GAAP SALES TO SHIPMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Uniform and Related Product net sales, as reported	$60,745	$56,403	$119,424	$104,528
Less: CID sales	(15,888)	(10,587)	(32,023)	(10,587)
Uniform and Related Product net sales without CID	44,857	45,816	87,401	93,941

Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for
Uniform and Related Product net sales without CID	3,573	3,503	5,167	503

Uniform and Related Product shipments without CID	$48,430	$49,319	$92,568	$94,444

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2019 would have resulted in approximately $0.6 million in additional pre-tax interest expense for the six months ended June 30, 2019. See Note 2 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to clients outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales.  Approximately 1% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results.  In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency.  As of June 30, 2019, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the six months ended June 30, 2019, foreign currency losses were not significant.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2019, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2019 to April 30, 2019)	2,614	$17.02	2,614	-
Month #2 (May 1, 2019 to May 31, 2019)	-	-	-	750,000
Month #3 (June 1, 2019 to June 30, 2019)	-	-	-	750,000
TOTAL	2,614	$17.02	2,614	750,000

(1)

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

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

Date: July 30, 2019	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2019
	By	/s/ Michael Attinella
Michael Attinella
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)