Form 10-Q
period 2019-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2019-10-23
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to __________

Commission file number: 001-05869

Exact name of registrant as specified in its charter:
SUPERIOR GROUP OF COMPANIES, INC.

State or other jurisdiction of incorporation or organization:	I.R.S. Employer Identification No.:
Florida	11-1385670

Address of principal executive offices:
10055 Seminole Boulevard
Seminole, Florida 33772-2539

Registrant’s telephone number, including area code:
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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of October 17, 2019, the registrant had 15,255,994 shares of common stock outstanding, which is the registrant’s only class of common stock.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED September 30,
(Unaudited)
(In thousands, except shares and per share data)

	2019	2018

Net sales	$89,466	$95,870

Costs and expenses:
Cost of goods sold	58,015	62,070
Selling and administrative expenses	25,260	25,482
Other periodic pension costs	476	96
Interest expense	1,085	940
	84,836	88,588
Income before taxes on income	4,630	7,282
Income tax expense	709	1,160
Net income	$3,921	$6,122

Net income per share:
Basic	$0.26	$0.41
Diluted	$0.26	$0.39

Weighted average number of shares outstanding during the period
Basic	14,947,552	15,010,660
Diluted	15,266,850	15,499,894

Other comprehensive income, net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$236	$216
Recognition of settlement loss included in net periodic pension costs	213	-
Gain on cash flow hedging activities	(5)	(3)
Foreign currency translation adjustment	(316)	(180)
Other comprehensive income	128	33
Comprehensive income	$4,049	$6,155

Cash dividends per common share	$0.10	$0.10

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Nine MONTHS ENDED September 30,
(Unaudited)
(In thousands, except shares and per share data)

	2019	2018

Net sales	$268,288	$251,349

Costs and expenses:
Cost of goods sold	174,226	163,396
Selling and administrative expenses	78,008	69,991
Other periodic pension costs	1,282	289
Interest expense	3,514	1,974
	257,030	235,650
Income before taxes on income	11,258	15,699
Income tax expense	2,180	3,310
Net income	$9,078	$12,389

Net income per share:
Basic	$0.61	$0.83
Diluted	$0.59	$0.80

Weighted average number of shares outstanding during the period
Basic	14,942,565	14,929,513
Diluted	15,272,287	15,505,642

Other comprehensive income, net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$739	$647
Recognition of settlement loss included in net periodic pension costs	459	-
Loss (gain) on cash flow hedging activities	(16)	209
Foreign currency translation adjustment	(295)	(637)
Other comprehensive income	887	219
Comprehensive income	$9,965	$12,608

Cash dividends per common share	$0.30	$0.29

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$5,452	$5,362
Accounts receivable, less allowance for doubtful accounts of $2,259 and $2,042, respectively	75,597	64,017
Accounts receivable - other	1,262	1,744
Inventories*	66,076	67,301
Contract assets	38,030	49,236
Prepaid expenses and other current assets	16,481	9,552
Total current assets	202,898	197,212

Property, plant and equipment, net	31,725	28,769
Operating lease right-of-use assets	4,576	-
Intangible assets, net	63,491	66,312
Goodwill	36,252	33,961
Other assets	10,443	8,832
Total assets	$349,385	$335,086

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,768	$24,685
Other current liabilities	16,110	14,767
Current portion of long-term debt	15,286	6,000
Current portion of acquisition-related contingent liabilities	1,374	941
Total current liabilities	63,538	46,393

Long-term debt	103,812	111,522
Long-term pension liability	8,422	8,705
Long-term acquisition-related contingent liabilities	3,753	5,422
Long-term operating lease liabilities	2,590	-
Deferred tax liability	6,620	8,475
Other long-term liabilities	4,230	3,648
Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,240,317 and 15,202,387 shares, respectively.	15	15
Additional paid-in capital	57,077	55,859
Retained earnings	106,426	103,032
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,475)	(7,673)
Cash flow hedges	97	113
Foreign currency translation adjustment	(720)	(425)
Total shareholders’ equity	156,420	150,921
Total liabilities and shareholders’ equity	$349,385	$335,086

* Inventories consist of the following:

	September 30,	December 31,
	2019	2018
Finished goods	$57,413	$58,196
Work in process	730	650
Raw materials	7,933	8,455
Inventories	$66,076	$67,301

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED September 30,
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2018	15,311,541	$15	$54,998	$97,664	$(7,093)	$145,584
Common shares issued upon exercise of options, net	2,000		27			27
Share-based compensation expense			378			378
Cash dividends declared ($0.10 per share)				(1,508)		(1,508)
Tax benefit from vesting of acquisition related restricted stock			340			340
Shares reacquired and retired	(14,334)		(51)	(216)		(267)
Comprehensive income (loss):
Net earnings				6,122		6,122
Cash flow hedges, net of taxes of $1					(3)	(3)
Pensions, net of taxes of $68					216	216
Change in currency translation adjustment, net of taxes of $55					(180)	(180)
Balance, September 30, 2018	15,299,207	$15	$55,692	$102,062	$(7,060)	$150,709

Balance, July 1, 2019	15,255,694	$15	$57,166	104,165	$(7,226)	$154,120
Common shares issued upon exercise of options	300		3			3
Share-based compensation expense			(35)			(35)
Cash dividends declared ($0.10 per share)				(1,510)		(1,510)
Common stock reacquired and retired	(15,677)		(57)	(150)		(207)
Comprehensive income (loss):
Net earnings				3,921		3,921
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $141					449	449
Change in currency translation adjustment, net of taxes of $100					(316)	(316)
Balance, September 30, 2019	15,240,317	$15	$57,077	$106,426	$(7,098)	$156,420

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine MONTHS ENDED September 30,
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2018	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968
ASC 606 adjustment to opening retained earnings				11,245		11,245
Common shares issued upon exercise of options, net	53,164		581	(150)		431
Restricted shares issued	24,908					-
Restricted shares issued in acquisition	150,094		3,763			3,763
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	3,428					-
Share-based compensation expense			1,868			1,868
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(17)			(17)
Tax benefit from vesting of acquisition related restricted stock			445			445
Cash dividends declared ($0.29 per share)				(4,335)		(4,335)
Shares reacquired and retired	(14,334)		(51)	(216)		(267)
Comprehensive income (loss):
Net earnings				12,389		12,389
Cash flow hedges, net of taxes of $69					209	209
Pensions, net of taxes of $203					647	647
Change in currency translation adjustment, net of taxes of $224					(637)	(637)
Balance, September 30, 2018	15,299,207	$15	$55,692	$102,062	$(7,060)	$150,709

Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options	62,994		460	(177)		283
Restricted shares issued	48,829					-
Share-based compensation expense			997			997
Tax benefit from vesting of acquisition related restricted stock			30			30
Cash dividends declared ($0.30 per share)				(4,533)		(4,533)
Common stock reacquired and retired	(73,893)		(269)	(974)		(1,243)
Comprehensive income (loss):
Net earnings				9,078		9,078
Cash flow hedges, net of taxes of $3					(16)	(16)
Pensions, net of taxes of $376					1,198	1,198
Change in currency translation adjustment, net of taxes of $93					(295)	(295)
Balance, September 30, 2019	15,240,317	$15	$57,077	$106,426	$(7,098)	$156,420

See accompanying notes to these condensed consolidated financial statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine MONTHS ENDED September 30,
(Unaudited)
(In thousands)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,078	$12,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,339	5,745
Provision for bad debts - accounts receivable	719	409
Share-based compensation expense	997	1,867
Deferred income tax benefit	(2,136)	(278)
Gain on sale of property, plant and equipment	(5)	-
Change in fair value of acquisition-related contingent liabilities	(272)	(1,212)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable - trade	(12,251)	(5,542)
Accounts receivable - other	481	(401)
Contract assets	11,206	(3,779)
Inventories	(595)	5,742
Prepaid expenses and other current assets	(7,051)	(226)
Other assets	(2,233)	(2,343)
Accounts payable and other current liabilities	5,523	(1,077)
Long-term pension liability	1,292	292
Other long-term liabilities	750	(283)
Net cash provided by operating activities	11,842	11,303

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,424)	(3,881)
Proceeds from disposals of property, plant and equipment	5	-
Acquisition of businesses, net of acquired cash	-	(85,597)
Net cash used in investing activities	(6,419)	(89,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	125,121	170,713
Repayment of debt	(123,600)	(91,423)
Payment of cash dividends	(4,533)	(4,335)
Payment of acquisition-related contingent liability	(961)	(3,032)
Proceeds received on exercise of stock options	283	432
Tax benefit from vesting of acquisition-related restricted stock	30	445
Tax withholding on exercise of stock rights	-	(17)
Common stock reacquired and retired	(1,243)	(268)
Net cash provided by (used in) financing activities	(4,903)	72,515

Effect of currency exchange rates on cash	(430)	(174)
Net increase (decrease) in cash and cash equivalents	90	(5,834)
Cash and cash equivalents balance, beginning of year	5,362	8,130
Cash and cash equivalents balance, end of period	$5,452	$2,296

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

We refer to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income”, “balance sheets”, “statements of stockholders’ equity”, and “statements of cash flows” herein.

b) Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Targeted Improvements (collectively “Topic 842”). Topic 842 establishes a new lease model, referred to as the right-of-use (ROU) model that brings substantially all leases onto the balance sheet. This standard requires lessees to recognize leased assets (ROU Assets) and lease liabilities on the balance sheet and disclose key information about the leasing arrangements in their financial statements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 effective on January 1, 2019 using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Consequently, the requisite financial information and disclosures under the new standard are excluded for dates and periods prior to January 1, 2019. In addition, the Company elected to use a number of optional simplification and practical expedients (reliefs) permitted under the transition guidance within the new standard, including allowing the Company to combine fixed lease and non-lease components, apply the short-term lease exception to all leases of one year or less, and utilize the ‘package of practical expedients’, which permits the Company to not reassess prior accounting conclusions with respect to lease identification, lease classification and initial direct costs under Topic 842. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easement; the latter not being applicable to the Company. Adoption of this new standard resulted in the recognition of $4.1 million of operating lease liabilities ($1.0 million in other current liabilities and $3.1 million in long-term operating lease liabilities) which represented the present value of the remaining lease payments of $4.6 million, discounted using the Company’s lease discount rate of 5.74% and $4.9 million of operating lease right-of-use assets, which represents the lease liability of $4.1 million adjusted for prepaid rent to $0.8 million that was previously presented within current prepaid expenses and other current assets and other assets on the accompanying balance sheet prior to adoption. Refer to Note 10 for the impact to the financial statements as of September 30, 2019.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company elected not to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. The Company’s adoption of this standard on January 1, 2019 did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In August 2019, the FASB proposed an amendment to ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” that would delay the effective date for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. Adoption will require a modified retrospective approach beginning with the earliest period presented. The Company is currently evaluating the potential impact this standard will have on its financial statements.

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

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This update is effective for fiscal years beginning after December 15, 2019 and may be applied prospectively or retrospectively. The Company’s adoption of this standard is not expected to have a material impact on its financial statements.

NOTE 2 - Long-Term Debt:

	September 30,	December 31,
(In thousands)	2019	2018
BB&T Credit Facilities:
Revolving credit facility due May 2023	$33,857	$1,193
Term loan due February 2024 (“2017 Term Loan”)	27,000	31,500
Term loan due January 2026 (“2018 Term Loan”)	58,810	85,000
	$119,667	$117,693
Less:
Payments due within one year included in current liabilities	15,286	6,000
Debt issuance costs	569	171
Long-term debt less current maturities	$103,812	$111,522

Effective on February 28, 2017, the Company entered into a credit agreement with Branch Banking and Trust Company (“BB&T”) (the “Credit Agreement”) that provided a revolving credit facility of $35 million maturing on February 25, 2022 and a term loan of $42 million maturing on February 26, 2024 (“2017 Term Loan”).

Effective on May 2, 2018, and concurrently with the closing of the CID Resources acquisition, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with BB&T pursuant to which the Company’s existing revolving credit facility was increased from $35 million to $75 million and which provided an additional term loan in the principal amount of $85 million due May 2020 (“2018 Term Loan”). The term of the revolving credit facility was extended until May 2023.

On January 22, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement pursuant to which the existing 2018 Term Loan was restructured. The Company used $20 million borrowed under its existing revolving credit facility to reduce the principal amount to $65 million. The maturity date of the 2018 Term Loan was extended to January 22, 2026.

On September 27, 2019, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, which (i) increased the Company’s maximum permitted funded debt to EBITDA ratio under the Amended and Restated Credit Agreement from 4.0:1 to 5.0:1 and (ii) applied a tiered interest rate structure to the Company’s existing loans in the event that its funded debt to EBITDA ratio exceeds 4.0:1. The interest rate on such loans will equal LIBOR plus a margin that adjusts quarterly and is based on the Company’s funded debt to EBITDA ratio.

Contractual principal payments for the 2017 Term Loan are as follows: 2019 through 2023 - $6.0 million per year; and 2024 - $1.5 million. Contractual principal payments for the 2018 Term Loan are as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The term loans do not contain pre-payment penalties.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (2.89% at September 30, 2019). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (2.72% at September 30, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. At September 30, 2019, the Company had undrawn capacity of $41.1 million under the revolving credit facility.

The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities”.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Amended and Restated Credit Agreement) not to exceed 5.0:1. As of September 30, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

Effective on March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed, at that time, to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation were recorded in other comprehensive income, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective on May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and is being amortized as interest expense over the remaining life of the amended swap. Changes to the fair value of the amended swap are recorded as interest expense. As of September 30, 2019, the negative fair value of the amended swap was $0.3 million and was included in other current liabilities.

NOTE 3 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Service cost - benefits earned during the period	$29	$27	$87	$81
Interest cost on projected benefit obligation	271	242	813	727
Expected return on plan assets	(385)	(429)	(1,106)	(1,288)
Recognized actuarial loss	310	284	959	850
Settlement loss	280	-	616	-
Net periodic pension cost	$505	$124	$1,369	$370

The pension settlement losses included in the table above resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods. The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income.

Effective on June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective on December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

There were $0.1 million and $0.1 million in contributions made to the Company’s defined benefit plans during the nine months ended September 30, 2019 and 2018, respectively.

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

Contract Assets

The following table provides information about accounts receivables - trade and contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivable - trade	$75,597	$64,017
Current contract assets	38,030	49,236
Current contract liabilities	1,372	437

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The decrease in contract assets during the nine months ended September 30, 2019 was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within the Uniforms and Related Products segment. The majority of the amounts included in contract assets on December 31, 2018 were transferred to accounts receivable during the nine months ended September 30, 2019. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balances sheets.

NOTE 5 – Contingencies:

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 6 – Share-Based Compensation:

In May 2013, the stockholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the previous plan) have been reserved for issuance under the 2013 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At September 30, 2019, the Company had 3,320,743 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options and SARs	$108	$16	$286	$960
Restricted stock	215	140	612	404
Performance shares(1)	(358)	221	99	503
Total share-based compensation expense	$(35)	$377	$997	$1,867

Related income tax benefit	$67	$44	$192	$229

(1)

During the three and nine months ended September 30, 2019, the Company reversed $0.5 million of previously recognized expense for certain performance awards after determining that the performance conditions are not expected to be met.

Stock options and SARs

The Company grants stock options and stock-settled SARs to employees that allow them to purchase shares of the Company’s common stock. Stock options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARs at the date of grant using the Black-Scholes valuation model.

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest two years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs.

A summary of stock option transactions during the nine months ended September 30, 2019 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2019	676,846	$15.70	2.99	$2,230
Granted(1)	184,994	17.22
Exercised	(75,444)	6.71
Cancelled	(80,005)	17.71
Outstanding, September 30, 2019	706,391	$16.83	3.20	$984
Options exercisable, September 30, 2019	497,993	$16.56	2.58	$967

(1)	The weighted average grant date fair value of stock options granted was $3.96 per share.

As of September 30, 2019, the Company had $0.4 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.3 years.

A summary of stock-settled SARs transactions during the nine months ended September 30, 2019 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2019	182,894	$18.99	2.61	$89
Granted(1)	42,841	17.77
Exercised	-	-
Cancelled	(19,035)	19.67
Outstanding, September 30, 2019	206,700	$18.67	2.29	$-
Options exercisable, September 30, 2019	168,478	$18.88	1.82	$-

(1)	The weighted average grant date fair value of SARs granted was $3.97 per share.

As of September 30, 2019, the Company had $0.1 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.3 years.

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

A summary of restricted stock transactions during the nine months ended September 30, 2019 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2019	92,032	$19.46
Granted	48,829	17.41
Vested	-	-
Cancelled	-	-
Outstanding, September 30, 2019	140,861	$18.75

As of September 30, 2019, the Company had $1.3 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.6 years.

Performance Shares

Under the terms of the grants, certain employees received service-based or service-based and performance-based shares, to which we collectively refer to as performance shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. During the three and nine months ended September 30, 2019, the Company reversed $0.5 million of previously recognized expense for certain awards after determining that the performance conditions are not expected to be met. Expenses for grants of performance shares are recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

A summary of performance share transactions during the nine months ended September 30, 2019 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2019	194,378	$20.08
Granted	14,068	17.77
Vested	-	-
Cancelled	(14,434)	22.03
Outstanding, September 30, 2019	194,012	$19.77

As of September 30, 2019, the Company had $1.5 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 2.1 years.

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

For the three months ended September 30, 2019, the Company recorded a provision for income taxes of $0.7 million, which represents an effective tax rate of 15.3%. For the three months ended September 30, 2018, the Company recorded a provision for income taxes of $1.2 million, which represents an effective tax rate of 15.9%. For the nine months ended September 30, 2019, the Company recorded a provision for income taxes of $2.2 million, which represents an effective tax rate of 19.4%. For the nine months ended September 30, 2018, the Company recorded a provision for income taxes of $3.3 million, which represents an effective tax rate of 21.1%. The decreases in the effective tax rates were primarily due to a reduction in non-deductible acquisition expense and a decrease in the Global Intangible Low Tax Income (“GILTI”) tax, partially offset by the impact of lower contingent liability adjustments.

The difference between the statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statutory Federal income tax rate	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of Federal income tax benefit	4.0%	3.8%	4.0%	4.1%
Taxes attributable to foreign income	(8.6%)	(6.8%)	(6.0%)	(5.8%)
GILTI tax	2.9%	3.7%	2.2%	3.7%
Contingent liability adjustments	(1.9%)	(2.7%)	(0.8%)	(1.9%)
Compensation related	0.3%	1.6%	0.2%	1.4%
Non-deductible acquisition expense	-	1.9%	-	1.8%
Federal tax credits	(0.7%)	-	(0.7%)	(0.5%)
Other	(1.7%)	(6.6%)	(0.5%)	(2.7%)
Effective income tax rate	15.3%	15.9%	19.4%	21.1%

NOTE 8 – Net Income Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income used in the computation of basic and diluted net income per share (in thousands)	$3,921	$6,122	$9,078	$12,389

Weighted average shares outstanding - basic	14,947,552	15,010,660	14,942,565	14,929,513
Dilutive common stock equivalents	319,298	489,234	329,722	576,129
Weighted average shares outstanding - diluted	15,266,850	15,499,894	15,272,287	15,505,642
Net income per share:
Basic	$0.26	$0.41	$0.61	$0.83
Diluted	$0.26	$0.39	$0.59	$0.80

Awards to purchase approximately 568,471 and 192,000 shares of common stock with weighted average exercise prices of $19.02 and $23.17 per share were outstanding during the three months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase approximately 408,854 and 192,000 shares of common stock with weighted average exercise prices of $20.07 and $23.17 per share were outstanding during the nine months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted EPS because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 9 – Operating Segment Information:

The Company classifies its businesses into three operating segments based on the types of products and services provided. The Uniforms and Related Products segment consists of sales to customers of uniforms and related items. The Remote Staffing Solutions segment consists of sales of staffing solutions. The Promotional Products segment consists of sales to customers of promotional products and other branded merchandise.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income. Amounts for corporate expenses are included in the totals for the Uniforms and Related Products segment. To better reflect the way in which management now reviews the Company’s operating results, in the third quarter of 2019, the Company changed the composition of total assets for each reportable segment to exclude intercompany balances. This change has been made to all periods presented within this Quarterly Report on Form 10-Q.

The following tables set forth financial information related to the Company's operating segments (in thousands):

As of and For the Three Months Ended September 30, 2019	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$54,979	$9,305	$26,460	$(1,278)	$89,466
Cost of goods sold	35,263	3,542	19,627	(417)	58,015
Gross margin	19,716	5,763	6,833	(861)	31,451
Selling and administrative expenses	17,688	3,488	4,945	(861)	25,260
Other periodic pension cost	476	-	-	-	476
Interest expense	768	-	317	-	1,085
Income before taxes on income	$784	$2,275	$1,571	$-	$4,630

Depreciation and amortization	$1,537	$240	$351	$-	$2,128
Capital expenditures	$1,038	$276	$131	$-	$1,445
Total assets	$254,053	$22,289	$73,043	$-	$349,385

As of and For the Three Months Ended September 30, 2018	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$69,776	$7,934	$19,186	$(1,026)	$95,870
Cost of goods sold	45,225	3,346	13,859	(360)	62,070
Gross margin	24,551	4,588	5,327	(666)	33,800
Selling and administrative expenses	18,731	2,856	4,561	(666)	25,482
Other periodic pension cost	96	-	-	-	96
Interest expense	593	-	347	-	940
Income before taxes on income	$5,131	$1,732	$419	$-	$7,282

Depreciation and amortization	$1,510	$241	$348	$-	$2,099
Capital expenditures	$885	$445	$137	$-	$1,467
Total assets(1)	$259,700	$18,414	$56,916	$-	$335,030

(1)	Intercompany balances that were previously included in total assets for each reportable segment have been excluded.

As of and For the Nine Months Ended September 30, 2019	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$174,403	$26,897	$70,563	$(3,575)	$268,288
Cost of goods sold	112,561	10,926	51,960	(1,221)	174,226
Gross margin	61,842	15,971	18,603	(2,354)	94,062
Selling and administrative expenses	54,644	10,055	15,663	(2,354)	78,008
Other periodic pension cost	1,282	-	-	-	1,282
Interest expense	2,609	-	905	-	3,514
Income before taxes on income	$3,307	$5,916	$2,035	$-	$11,258

Depreciation and amortization	$4,607	$745	$987	$-	$6,339
Capital expenditures	$5,193	$881	$350	$-	$6,424
Total assets	$254,053	$22,289	$73,043	$-	$349,385

As of and For the Nine Months Ended September 30, 2018	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
Net sales	$174,304	$23,234	$56,876	$(3,065)	$251,349
Cost of goods sold	113,036	9,839	41,579	(1,058)	163,396
Gross margin	61,268	13,395	15,297	(2,007)	87,953
Selling and administrative expenses	50,269	8,146	13,583	(2,007)	69,991
Other periodic pension cost	289	-	-	-	289
Interest expense	1,147	-	827	-	1,974
Income before taxes on income	$9,563	$5,249	$887	$-	$15,699

Depreciation and amortization	$4,024	$731	$990	$-	$5,745
Capital expenditures	$2,278	$1,264	$339	$-	$3,881
Total assets(1)	$259,700	$18,414	$56,916	$-	$335,030

(1)	Intercompany balances that were previously included in total assets for each reportable segment have been excluded.

NOTE 10 – Leases:

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. These leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2019, the Company had recognized $4.0 million of operating lease obligation ($1.4 million in other current liabilities and $2.6 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $4.6 million of operating lease right-of-use assets, which represents the lease liability of $4.0 million adjusted for prepaid rent of $0.6 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$380	$1,103
Short-term lease costs	51	255
Total lease costs, included in selling and administrative expenses	$431	$1,358

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Nine Months Ended September 30, 2019
Operating cash flows – cash paid for operating lease liabilities	$958
Non-cash – Operating lease ROU assets obtained in exchange for new lease liabilities	$729

Other supplemental information related to our operating leases was as follows:

September 30,
2019
Weighted-average remaining lease term (in years)	3.6
Weighted average discount rate	5.67%

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Operating
Leases
Remainder of 2019	$356
2020	1,377
2021	1,054
2022	859
2023	632
Thereafter	120
Total lease payments	4,398
Less imputed interest	425
Present value of lease liabilities	$3,973

NOTE 11 – Acquisition of Businesses:

CID Resources

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”), which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash at closing, (b) the issuance of 150,094 shares of the Company’s common stock to an equity holder of CID, and (c) $2.5 million in cash as a result of the cash and working capital adjustment.

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

The amounts in the table above are reflective of measurement period adjustments made during the second quarter of 2019, which included an increase of $2.4 million to goodwill, a decrease of $1.8 million to inventory, and an increase of $0.6 million to accounts payable. The measurement period adjustments did not have a significant impact on the Company’s statements of operations or cash flows. The Company finalized the purchase price allocation of CID during the second quarter of 2019.

The Company recorded $41.0 million in identifiable intangibles at fair value, consisting of $26.0 million in acquired customer relationships, $0.8 million for a non-compete agreement and $14.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for fifteen years beginning on May 2, 2018 and the non-compete agreement is being amortized for five years. The trade name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $0.5 million for each of the three months ended September 30, 2019 and 2018. The Company recognized amortization expense on these acquired intangible assets of $1.4 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Goodwill was calculated as the difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. This goodwill will not be deductible for tax purposes.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the nine months ended September 30, 2018, net sales would have increased by approximately $22.3 million and net income would have increased by approximately $2.6 million, or $0.17 per share.

Other Acquisitions of Businesses

BAMKO. On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, Inc. The transaction had an effective date of March 1, 2016. The transaction also included the acquisition of BAMKO, Inc.’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India. BAMKO is a promotional products, merchandise, and packaging company that serves the world’s most prominent brands. The purchase price included a potential future payment of approximately $5.5 million in additional contingent consideration through 2021. The estimated fair value for acquisition-related contingent consideration payable was $3.1 million as of September 30, 2019. The current portion of $1.1 million is expected to be paid in the second quarter of 2020. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s statements of comprehensive income.

Public Identity. On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, CA. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country. The purchase price included future payments of approximately $0.4 million in additional consideration through 2020. The estimated fair value for acquisition-related consideration payable was $0.1 million as of September 30, 2019.

Tangerine Promotions. On November 30, 2017, BAMKO acquired substantially all of the assets of Tangerine Promotions, Ltd and Tangerine Promotions West, Inc (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands, and is one of the leading providers of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise in the country. The purchase price included potential future payments of approximately $3.2 million in additional contingent consideration through 2021. The estimated fair value for acquisition-related contingent consideration payable was $2.0 million as of September 30, 2019. The current portion of $0.3 million is expected to be paid in the second quarter of 2020. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s statements of comprehensive income.

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

Recent Acquisitions

On May 2, 2018, the Company acquired CID Resources, Inc., a Delaware corporation (“CID”) that manufactures uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash at closing, (b) the issuance of 150,094 shares of the Company’s common stock to an equity holder of CID, and (c) $2.5 million in cash as a result of the cash and working capital adjustment.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, “the Company”, “Superior”, “we”, “our”, or “us”) is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States is continuing to see improvement in the employment environment. We also continue to see an increase in the demand for employees in the healthcare sector and our acquisition of CID provides us with opportunities to expand the markets that we serve within this sector. These factors are expected to have positive impacts on future net sales growth.

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize, Jamaica, and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results. It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment. We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1.0 million in net sales to outside customers in 2010 to $27.3 million in net sales to outside customers in 2018. We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth. Net sales to outside customers increased by approximately 15.6% for the nine months ended September 30, 2019 compared to the same period last year.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise needed to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective on March 1, 2016. BAMKO has been operating in the promotional products industry for more than 16 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that may complete in this highly fragmented market. We completed two additional acquisitions in this segment in late 2017. We believe promotional products are a synergistic fit with our uniform business that allow us opportunities to cross-sell our products to new and existing customers.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Net Sales (in thousands):
	Three Months Ended September 30,
	2019	2018	% Change
Uniforms and Related Products	$54,979	$69,776	(21.2%)
Remote Staffing Solutions	9,305	7,934	17.3%
Promotional Products	26,460	19,186	37.9%
Net intersegment eliminations	(1,278)	(1,026)	24.6%
Consolidated Net Sales	$89,466	$95,870	(6.7%)

Net sales for the Company decreased 6.7% from $95.9 million for the three months ended September 30, 2018 to $89.5 million for the three months ended September 30, 2019. The principal components of this aggregate decrease in net sales were as follows: (1) a decrease in the net sales of our Uniform and Related Products segment (contributing (15.4%), of which $9.1 million (contributing (9.5)%)) represented the effect of differences in timing of revenues recognized under ASC 606 between periods), (2) an increase in the net sales for our Promotional Products segment (contributing 7.6%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.1%).

Uniforms and Related Products net sales decreased 21.2%, or $14.8 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was primarily due to the timing of finished goods receipts for inventory items with no alternative use. The timing of such receipts was partially affected by an increased focus by management on cash flows from working capital during the current year period. The revenue decrease was also partially attributable to the timing of new uniform rollout programs for certain customers and temporary shipping delays during the current year period. Shipments by our Uniform and Related Products segment decreased from $66.6 million to $60.9 million comparing the three months ended September 30, 2019 with the prior year period. For a reconciliation of shipments by our Uniform and Related Products segment, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 17.3% before intersegment eliminations and 16.2% after intersegment eliminations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. These increases were attributed to continued market penetration in 2019, with respect to both new and existing customers.

Promotional Products net sales increased 37.9% for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily due to the expansion of our sales force and the execution on increased sales order activities during the current year period.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.1% for the three months ended September 30, 2019 and 64.8% for the three months ended September 30, 2018. As a percentage of net sales, cost of goods sold remained relatively flat. The decrease in cost of goods sold during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to the revenue decrease explained above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 38.1% for the three months ended September 30, 2019 and 42.2% for the three months ended September 30, 2018. The percentage decrease was driven by an increase in the proportion of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 74.2% for the three months ended September 30, 2019 and 72.2% for the three months ended September 30, 2018. The percentage increase was primarily the result of differences in the mix of products and customers, with sales to lower margin contract clients representing a larger percentage of our overall sales during the three months ended September 30, 2019.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 32.2% for the three months ended September 30, 2019 and 26.8% for the three months ended September 30, 2018. The percentage increase was primarily due to the decrease in revenue, including a decrease of $9.1 million in revenue represented by the effect of differences in timing of revenues recognized under ASC 606 between periods. Selling and administrative expenses during the three months ended September 30, 2019 included a reversal of $0.5 million of previously recognized expense for certain performance awards after determining that the performance conditions are not expected to be met.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 37.5% for the three months ended September 30, 2019 and 36.0% for the three months ended September 30, 2018. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this business.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 18.7% for the three months ended September 30, 2019 and 23.8% for the three months ended September 30, 2018. The percentage decrease was primarily related to the net sales increase explained above. Selling and administrative expenses included fair market value adjustments on acquisition related contingent liabilities that reduced selling and administrative expenses by $0.9 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively.

Other Periodic Pension Costs

During the three months ended September 30, 2019, the Company recorded $0.3 million in pension settlement losses that resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Interest Expense

Interest expense of $1.1 million during the three months ended September 30, 2019 remained relatively flat compared to the three months ended September 30, 2018.

Income Taxes

The effective income tax rate was 15.3% and 15.9% in the three months ended September 30, 2019 and 2018, respectively. The 0.6% decrease in the effective tax rate was primarily due to a reduction in non-deductible acquisition expense (contributing (1.9%)). The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Net Sales (in thousands):
	Nine Months Ended September 30,
	2019	2018	% Change
Uniforms and Related Products	$174,403	$174,304	0.1%
Remote Staffing Solutions	26,897	23,234	15.8%
Promotional Products	70,563	56,876	24.1%
Net intersegment eliminations	(3,575)	(3,065)	16.6%
Consolidated Net Sales	$268,288	$251,349	6.7%

Net sales for the Company increased 6.7% from $251.3 million for the nine months ended September 30, 2018 to $268.3 million for the nine months ended September 30, 2019. The principal components of this aggregate increase in net sales were as follows: (1) the effect of the acquisition of CID on May 2, 2018 (contributing 7.9%), (2) a decrease in the net sales of our Uniform and Related Products segment exclusive of CID (contributing (7.8)%, of which $13.4 million (contributing (5.3)%)) represented the effect of differences in timing of revenues recognized under ASC 606 between periods), (3) an increase in the net sales for our Promotional Products segment (contributing 5.4%), and (4) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.2%).

Uniforms and Related Products net sales remained relatively flat during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in revenue resulting from the CID acquisition was offset by the timing of finished goods receipts for inventory items with no alternative use and the timing of new uniform rollout programs for certain customers during the current year period. The timing of finished goods receipts was partially affected by an increased focus by management on cash flows from working capital during the current year period. Shipments by our Uniform and Related Products segment without the effect of CID decreased from $143.4 million to $137.1 million comparing the nine months ended September 30, 2019 with the prior year period. For a reconciliation of shipments by our Uniform and Related Products segment without the effect of CID, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 15.8% before intersegment eliminations and 15.6% after intersegment eliminations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases were attributed to continued market penetration in 2019, with respect to both new and existing customers.

Promotional Products net sales increased 24.1% for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily due to the expansion of our sales force and the execution on increased sales order activities during the current year period.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.5% for the nine months ended September 30, 2019 and 64.8% for the nine months ended September 30, 2018. As a percentage of net sales, cost of goods sold remained relatively flat. The decrease in cost of goods sold during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the acquisition of CID which tends to have higher gross margins.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 40.6% for the nine months ended September 30, 2019 and 42.3% for the nine months ended September 30, 2018. The percentage decrease was driven by an increase in the proportion of revenue coming from the offshore portion of revenue which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 73.6% for the nine months ended September 30, 2019 and 73.1% for the nine months ended September 30, 2018. The percentage increase was primarily the result of differences in the mix of products and customers, with sales to lower margin contract clients representing a larger percentage of our overall sales during the nine months ended September 30, 2019.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 31.3% for the nine months ended September 30, 2019 and 28.8% for the nine months ended September 30, 2018. The percentage increase was primarily due to the effect of differences in timing of revenues recognized under ASC 606 between periods and the CID acquisition in May 2018.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 37.4% for the nine months ended September 30, 2019 and 35.1% for the nine months ended September 30, 2018. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this business.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 22.2% for the nine months ended September 30, 2019 and 23.9% for the nine months ended September 30, 2018. The percentage decrease was primarily related to the net sales increase explained above. Selling and administrative expenses included fair market value adjustments on acquisition related contingent liabilities that reduced selling and administrative expenses by $0.9 million and $1.9 million during the nine months ended September 30, 2019 and 2018, respectively.

Other Periodic Pension Costs

During the nine months ended September 30, 2019, the Company recorded $0.6 million in pension settlement losses that resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Interest Expense

Interest expense increased to $3.5 million for the nine months ended September 30, 2019 from $2.0 million for the nine months ended September 30, 2018. This increase was the result of the Company entering into the Amended and Restated Credit Agreement on May 2, 2018 as a part of the acquisition of CID. See Note 2 to the Financial Statements.

Income Taxes

The effective income tax rate was 19.4% and 21.1% in the nine months ended September 30, 2019 and 2018, respectively. The 1.7% decrease in the effective tax rate was primarily due a reduction in non-deductible acquisition expense (contributing (1.8%)) and a decrease in the Global Intangible Low Tax Income (“GILTI”) tax (contributing (1.5%)), partially offset by the impact of lower contingent liability adjustments (contributing 1.1%). The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Balance Sheet

Accounts receivable - trade increased 18.1% from $64.0 million on December 31, 2018 to $75.6 million on September 30, 2019. The increase was primarily driven by an increase in revenue and the timing of billings within the Promotional Products segment.

Inventories decreased 1.8% from $67.3 million on December 31, 2018 to $66.1 million as of September 30, 2019. The decrease was primarily related to a decrease in inventory resulting from the timing of receipts from vendors within the Uniforms and Related Products segment, partially offset by an increase in activity within the Promotional Products segment and measurement period adjustments relating to the CID acquisition that reduced inventory by $1.8 million. The timing of receipts within the Uniforms and Related Products segment was partially affected by an increased focus by management on cash flows from working capital during the current year period.

Contract assets decreased 22.8% from $49.2 million on December 31, 2018 to $38.0 million on September 30, 2019. The decrease was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within the Uniforms and Related Products segment. The majority of the amounts included in contract assets on December 31, 2018 were transferred to accounts receivable during the nine months ended September 30, 2019. The contract assets balance as of September 30, 2019 relates to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer.

Prepaid expenses and other current assets increased by 72.5% from $9.6 million on December 31, 2018 to $16.5 million as of September 30, 2019. The increase was primarily related to an increase in supplier advances within the Promotional Products segment driven by an increase in orders during the current year period.

Operating lease right-of-use assets of $4.6 million as of September 30, 2019 resulted from the new lease standard that the Company adopted on January 1, 2019. Additionally as a result of the new lease standard, the Company recorded $4.0 million of operating lease obligation ($1.4 million in other current liabilities and $2.6 million in long-term operating lease liabilities) as of September 30, 2019. See Note 10 to the Financial Statements for more detail.

Goodwill increased 6.7% from $34.0 million on December 31, 2018 to $36.3 million as of September 30, 2019. The increase was primarily due to measurement period adjustments made during the nine months ended September 30, 2019. The Company finalized the purchase price allocation of CID during the second quarter of 2019.

Accounts payable increased by 24.6% from $24.7 million on December 31, 2018 to $30.8 million as of September 30, 2019. The increase was primarily related to the timing of payments to suppliers and increased activities within the Promotional Products segment.

Long-term debt decreased 6.9% from $111.5 million on December 31, 2018 to $103.8 million on September 30, 2019. The decrease was primarily due to the reclassification of scheduled repayments on the Amended and Restated Credit Agreement, as amended, from long term to current liabilities as a result of its restructuring on January 22, 2019. This was partially offset by net borrowings of debt during the nine months ended September 30, 2019. Total borrowings under banking arrangements were $119.7 million and $117.7 million as of September 30, 2019 and December 31, 2018, respectively.

Cash Flows

Cash and cash equivalents increased by $0.1 million from $5.4 million on December 31, 2018 to $5.5 million as of September 30, 2019. During the nine months ended September 30, 2019, the Company provided cash of $11.8 million from operating activities, used cash of $6.4 million for investing activities to fund capital expenditures; and used cash of $4.9 million in financing activities, principally in cash used to pay of dividends and reacquire the Company’s common stock, partially offset by net borrowings of debt of $1.5 million. During the nine months ended September 30, 2018, the Company used cash of $85.6 million obtained from borrowings of debt for the acquisition of CID.

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and expand the capabilities of its facilities, and update its technology and infrastructure to support its growth. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

During the nine months ended September 30, 2019 and 2018, the Company paid cash dividends of $4.5 million and $4.3 million, respectively.

Credit Facilities (See Note 2 to the Financial Statements)

As of September 30, 2019, the Company had approximately $119.7 million in outstanding borrowings under its an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), consisting of $33.9 million outstanding under the revolving credit facility expiring in May 2023, $27.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”), and $58.8 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities”.

On September 27, 2019, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, which (i) increased the Company’s maximum permitted funded debt to EBITDA ratio under the Amended and Restated Credit Agreement from 4.0:1 to 5.0:1 and (ii) applied a tiered interest rate structure to the Company’s existing loans in the event that its funded debt to EBITDA ratio exceeds 4.0:1. The interest rate on such loans will equal LIBOR plus a margin that adjusts quarterly and is based on the Company’s funded debt to EBITDA ratio.

Contractual principal payments for the 2017 Term Loan are as follows: 2019 through 2023 - $6.0 million per year; and 2024 - $1.5 million. Contractual principal payments for the 2018 Term Loan are as follows: 2019 - $8.5 million, 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The term loans do not contain pre-payment penalties.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (2.89% at September 30, 2019). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (2.72% at September 30, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. At September 30, 2019, the Company had undrawn capacity of $41.1 million under the revolving credit facility.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Amended and Restated Credit Agreement) not to exceed 5.0:1. As of September 30, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

For further details on the Amended and Restated Credit Agreement, and disclosure on the Company’s interest rate swap agreement, please refer to Note 2 to the Financial Statements, which details and disclosure are incorporated herein by reference.

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

Shipments is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for sales determined in accordance with GAAP. Shipments is used as a measurement of customer demand and we believe it to be a helpful measure for those evaluating performance of a company operating in the uniform and related products business. However, there are limitations to the use of this non-GAAP financial measure. Our non-GAAP financial measure may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT GAAP SALES TO SHIPMENTS

	Three Months Ended September 30,
	2019	2018
Uniform and Related Product net sales, as reported	$54,979	$69,776
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniform and Related Product net sales	5,912	(3,166)
Uniform and Related Product shipments	$60,891	$66,610

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT (without CID) GAAP SALES TO SHIPMENTS
	Nine Months Ended September 30,
	2019	2018
Uniform and Related Product net sales, as reported	$174,403	$174,304
Less: CID sales	(47,949)	(28,204)
Uniform and Related Product net sales without CID	126,454	146,100
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniform and Related Product net sales without CID	10,692	(2,748)
Uniform and Related Product shipments without CID	$137,146	$143,352

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2019 would have resulted in approximately $0.9 million in additional pre-tax interest expense for the nine months ended September 30, 2019. See Note 2 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of September 30, 2019, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the nine months ended September 30, 2019, foreign currency losses were not significant.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2019, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 to July 31, 2019	-	-	-
August 1, 2019 to August 31, 2019	15,677	$13.23	15,677
September 1, 2019 to September 30, 2019	-	-	-
Total	15,677	$13.23	15,677	734,323

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2019, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2019 and incorporated herein by reference.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

**Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2019	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2019
	By	/s/ Michael Attinella
Michael Attinella
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)