Form 10-K
period 2019-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2020-02-20
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

10055 Seminole Blvd.

Seminole, Florida 33772

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (727) 397-9611

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SGC	NASDAQ Stock Market

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

At June 30, 2019, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($17.13) as reported by the NASDAQ Stock Market, was approximately $172.9 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 12, 2020 was 15,332,130 shares.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019, relating to its Annual Meeting of Shareholders to be held May 12, 2020, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

PART I

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; general economic conditions, including employment levels in the areas of the United States of America (“U.S.” or “United States”) in which our customers are located; changes in the healthcare, industrial, commercial, leisure and public safety industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses in the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel, and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.          Business

Overview

Superior Group of Companies, Inc. (together with its subsidiaries, “the Company,” “Superior,” “we,” “our,” or “us”) was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and its state of incorporation to Florida. In 2018, the Company changed its name to Superior Group of Companies, Inc.

On July 1, 2013, the Company acquired substantially all of the assets of HPI Direct, Inc. (“HPI”), a company specializing in the design, manufacture and distribution of uniforms to major domestic retailers, foodservice chains, transportation and other service industries throughout the United States.

Effective March 1, 2016, the Company acquired substantially all of the assets of BAMKO, Inc. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, California. With sales offices in the United States and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many well-known companies and brands. The purchase price for the asset acquisition consisted of approximately $15.2 million in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vest over a five-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO, Inc. The transaction also included the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India. Depending on the context, when using the term “BAMKO” in this Form 10-K, we refer either to the Company’s wholly-owned subsidiary housing the acquired business (BAMKO, LLC) or to the business acquired in the transaction, as subsequently grown through additional acquisitions.

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

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively, “Tangerine”), a promotional products and branded merchandise agency that serves many well-known brands. Tangerine is a leading provider of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise. The transaction had an effective date of December 1, 2017. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vest over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities of Tangerine.

On May 2, 2018, the Company acquired CID Resources, Inc. (“CID”), a Delaware corporation, which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash at closing, (b) the issuance of 150,094 shares of the Company’s common stock to an equity holder of CID, and (c) $2.5 million in cash as a result of the cash and working capital adjustment.

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Superior’s Uniforms and Related Products segment, primarily through its signature marketing brands Fashion Seal Healthcare®, HPI™ and WonderWink®, manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets. Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its subsidiaries in El Salvador, Belize, Jamaica, and the United States (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions. The Promotional Products segment, through its brands BAMKO®, Tangerine® and PublicIdentity®, services customers that primarily purchase promotional and related products.

Products

The Company manufactures (through third parties or its own facilities) and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the medical, health, industrial, commercial, leisure, and public safety markets in its Uniforms and Related Products segment. The Promotional Products segment produces and sells products for a wide variety of industries primarily to support marketing efforts.

The Company’s principal products are:

Uniforms and service apparel for personnel of:

•   Hospitals and health facilities;

•   Hotels;

•   Food service facilities;

•   Retail stores;

•   General and special purpose industrial uses;

•   Transportation;

•   Public and private safety and security organizations; and

•   Miscellaneous service uses.

Miscellaneous products:

•   Directly related to uniforms and service apparel (e.g. headwear, boots and bags);

•   For use by linen suppliers and industrial launderers (e.g. industrial laundry bags); and

•   Other miscellaneous products.

Promotional and related products to support:

•   Branded marketing programs;

•   Event promotions;

•   Employee and consumer rewards and incentives; and

•   Specialty packaging and displays.

Uniforms and related products are typically distributed through our distribution centers in the United States. Promotional products typically are either shipped directly from our vendors to our customers or distributed through our distribution centers in the United States.

For a depiction of net sales from external customers, income before taxes on income and total assets by segment for each of the years ended December 31, 2019, 2018 and 2017, please refer to Note 17 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2019, 2018 and 2017, uniforms and service apparel and related products accounted for approximately 63%, 69% and 77%, respectively, of net sales. During the years ended December 31, 2019, 2018 and 2017, promotional and related products accounted for approximately 29%, 23% and 16%, respectively, of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment. During the years ended December 31, 2019, 2018 and 2017, our Remote Staffing Solutions segment accounted for approximately 8%, 8% and 7%, respectively, of net sales.

Seasonal Fluctuations

Our results of operations have not historically reflected material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional companies, such as, ARAMARK Corporation, Cintas Corporation, Lands’ End, Inc., Medline Industries, Inc., Standard Textile Co., Inc., Strategic Partners, Inc., Twin Hill and UniFirst Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. We believe Superior is one of the leading suppliers of garments to hospitals, retailers, hotels, food service establishments, and linen suppliers. Superior experiences competition primarily based on breadth of products and services offered, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which TOG operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented. TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized services or short-term project completion to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis. These companies include, but are certainly not limited to, global providers such as APAC Customer Services, Atento, Concentrix, Sitel, Sykes, and Teleperformance. TOG also competes with local entities in other offshore locations. The list of potential competitors includes both publicly traded and privately held companies.

The promotional products industry is highly fragmented. We compete with a multitude of foreign, regional, and local competitors that vary by market. Major competitors in the Promotional Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., and InnerWorkings, Inc. We believe our creative services, product development, proprietary web platforms and extensive global sourcing network, along with our success with major brands, will enable us to continue to be competitive and grow in this market.

Customers

The Uniform and Related Products segment has a substantial number of customers, none of which accounted for more than 10% of that segment’s 2019 net sales. The Remote Staffing Solutions segment’s largest customer represented 10.1% of that segment’s 2019 external revenues. The largest customer in the Promotional Products segment represented 17.8% of that segment’s net sales in 2019.

Backlog

The Uniform and Related Products segment normally completes shipments of orders from stock within three days after the receipt of the order. As of January 27, 2020, the backlog of all orders that we believe to be firm for our Uniform and Related Products segment was approximately $10.0 million, compared to approximately $9.0 million as of February 18, 2019. The backlog mostly consists of future orders which are placed well in advance of when needed and specially made to a customer’s specifications. The Promotional Products segment typically produces custom products based upon confirmed orders. The average length of time to produce orders is four to six months. The backlog of all orders for our Promotional Products segment was approximately $29.2 million as of February 12, 2020 as compared to $27.0 million as of February 18, 2019.

Raw Materials, Working Capital and Inventory

Superior’s Uniform and Related Products segment markets itself to its customers as a “stock house.” Therefore, Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry. The segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, wool, synthetic and cotton-synthetic blends. The majority of such fabrics are sourced in China. If Superior or its suppliers are unable to source raw materials from China, it could significantly disrupt Superior’s business.

Despite the concentration of raw material sourcing, Superior does not have a concentration of suppliers of finished goods in any single country or region of the world. However, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its redundant network of suppliers, including its own manufacturing facilities in Haiti, provide sufficient capacity to mitigate any dependency risks on a single supplier.

The Promotional Products segment relies on the supply of different types of raw materials, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in China or the United States, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and widespread health emergencies, which could have a material adverse effect on this business segment.

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

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s Uniforms and Related Products segment, are Fashion Seal Healthcare® and WonderWink®. For the year ended December 31, 2019, Fashion Seal Healthcare (presently registered with the United States Patent and Trademark Office until 2027) and WonderWink (presently registered with the United States Patent and Trademark Office until at least 2021) represented approximately 24% and 19%, respectively, of sales in that segment.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Employees

As of December 31, 2019, the Company had approximately 3,400 employees.

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

Risks Relating to Our Industries

We face intense competition within our industries and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel, promotional products, and business process outsourcing industries choose suppliers primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include companies such as ARAMARK Corporation, Cintas Corporation, Lands’ End, Inc., Medline Industries, Inc., Standard Textile Co., Inc., Strategic Partners, Inc., Twin Hill and UniFirst Corporation. Major competitors for our Promotional Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., and InnerWorkings, Inc. Major competitors for our Remote Staffing Solutions segment include companies such as APAC Customer Services, Atento, Concentrix, Sitel, Sykes, and Teleperformance. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

Our primary products within our Uniform and Related Products segment are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover and increased automation, which affect the quantity of uniform orders on a per-employee basis. If we are unable to offset these effects, such as through the addition of new customers, the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs that can be passed on in the form of lower prices, our revenue growth rates will be negatively impacted. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

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

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further change or volatility, which could lead to challenges in our business and negatively impact our financial results. Any future tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

The uniform and corporate identity apparel and promotional products industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

Many of our competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly with lower costs than our offshore facilities, and those manufacturers may use these cost savings to reduce prices. Some of our competitors have more purchasing power than we do, which may enable them to obtain products at lower costs. To remain competitive, we may adjust our prices and margins from time-to-time in response to these industry-wide pricing pressures. Additionally, increased customer demands for allowances, incentives and other forms of economic support could reduce our margins and affect our profitability. Our financial performance will be negatively affected by these pricing pressures if we are forced to reduce our prices and we cannot reduce our product costs proportionally or if our product costs increase and we cannot increase our prices proportionally.

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

Any increase in raw material prices increases our cost of sales and can decrease our profitability unless we are able to pass the costs on to our customers in the form of higher prices. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in revenues, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

The countries in which our products are manufactured or into which they are imported may from time-to-time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased to qualify for free or reduced duty. These countries also may create additional workplace regulations or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure that future trade agreements or regulations will not provide our competitors an advantage over us or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition. Nor can we assure that the changing geopolitical and U.S. political environments will not result in a trade agreement or regulation being altered which adversely affects our company. Specifically, the current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose or alter existing import quotas, duties, tariffs or other restrictions on products or raw materials sourced from those countries, which include countries from which we import raw materials or in which we manufacture our products. Any such quotas, duties, tariffs or restrictions could have a material adverse effect on our business, results of operations or financial condition.

The Trump Administration has advocated for and taken steps toward restricting trade in certain goods, including the imposing of tariffs. Certain inbound products in our Uniforms and Related Products and Promotional Products segments to the United States are subject to these tariffs assessed on the manufactured cost of goods at the time of import. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. In response, in part, to tariffs levied on products imported from China we have shifted some production out of China and may seek to shift additional production out of China, which may result in additional costs and disruption to our operations. While a “Phase One” agreement on trade was agreed to in January 2020 between China and the United States, most of the tariffs levied remain in effect. It is possible further tariffs will be imposed on imports of our products, that our business will be impacted further by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, or that tariffs in effect will be rescinded or modified.

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

Failure to preserve positive labor relationships with our employees could adversely affect our results of operations.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could reduce our operating margins and income. While we believe that our employee relations are good, and very few of our employees are currently subject to collective bargaining agreements, unions have traditionally been active in the U.S. apparel industry. Our workforce has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts as our operations expand. Unionization of our workforce could increase our operating costs or constrain our operating flexibility.

Risks Relating to Our Business

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our Fashion Seal Healthcare® and WonderWink® marks are critically important to our business, as approximately 24% and 19%, respectively, of our Uniform and Related Products segment’s products were sold under those names during the year ended December 31, 2019. We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. We cannot assure that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

In addition, some of our customers have experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, buyer turnover, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

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

Acquisition valuations require us to make certain estimates and assumptions to determine the fair value of the acquired entities (including the underlying assets and liabilities). If our estimates or assumptions to value the acquired assets and liabilities are not accurate, we may be exposed to losses, and/or unexpected usage of cash flow to fund the operations of the acquired operations that may be material.

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

We rely on information technology systems to process transactions, communicate with customers, manage our business and process and maintain information. The measures we have in place to monitor and protect our information technology systems might not provide sufficient protection from catastrophic events, power surges, viruses, malicious software (including ransomware), attempts to gain unauthorized access to data or other types of cyber-based attacks. As cyber-attacks become more frequent, sophisticated, damaging and difficult to predict, any such event could negatively impact our business operations, such as by product disruptions that result in an unexpected delay in operations, interruptions in our ability to deliver products and services to our customers, loss of confidential or otherwise protected information, corruption of data and expenses related to the repair or replacement of our information technology systems. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personal information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws include the California Consumer Privacy Act (“CCPA”), which was signed into law on June 28, 2018, and took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Regulations from the California Attorney General have issued but are not yet final, and it is expected that additional amendments to the CCPA may be introduced in 2020. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Outside of the U.S., data protection laws, including the EU General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business partners. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, the Securities Exchange Act of 1933, and the Nasdaq Stock Market LLC Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Shortages of supply of sourced goods or raw materials from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniform and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, wool, synthetic and cotton-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. See also “Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those related to trade with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.”

Our business may be impacted by non-performance by manufacturers to whom we made advance payments.

We have entered into agreements with manufacturers in which we make payments for raw materials and services in advance of the shipment and delivery of finished products. In the event that advance payments are made to manufacturers that do not have the ability to satisfy their contractual obligations due to their financial instability, geopolitical unrest or other factors, we may incur unrecoverable losses which could have a material adverse effect on our business, results of operations and financial condition.

Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, terrorist attacks, extreme weather events or other natural disasters and other unpredicted events.

The occurrence of unforeseen or catastrophic events, such as the emergence of pandemics or other widespread health emergencies (or concerns over the possibility of such pandemics or emergencies), terrorist attacks, extreme weather events or other natural disasters or other unpredicted events, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to source and supply products and services and manage our businesses, and could negatively impact our customers’ ability or willingness to purchase our products and services.

For example, our corporate headquarters is located in Florida, which is a hurricane-sensitive area; should a hurricane occur, the possibly resulting infrastructure damage and disruption to the area could negatively affect our company, such as by damage to or total destruction of our headquarters, surrounding transportation infrastructure, network communications and other forms of communication. Some of our other locations and those of our suppliers, such as those located in the U.S., Central America and Haiti, also are exposed to hurricanes, earthquakes, floods and other extreme weather events; the damage that such events could produce could affect the supply of our products and services.

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we have begun to be negatively affected by actions taken to address and limit the spread of the coronavirus, such as travel restrictions and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the coronavirus, it could negatively affect the timely supply and pricing of finished products.

Implementation of technology initiatives could disrupt our operations in the near term and fail to provide the anticipated benefits.

As our business grows, we continue to make significant investments in our technology, including in the areas of warehouse management, enterprise risk management and product design. The costs, potential problems and interruptions associated with the implementation of technology initiatives could disrupt or reduce the efficiency of our operations in the near term. They may also require us to divert resources from our core business to ensure that implementation is successful. In addition, new or upgraded technology might not provide the anticipated benefits, might take longer than expected to realize the anticipated benefits, might fail or might cost more than anticipated.

Inability to attract and retain key management or other personnel could adversely impact our business.

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel. If, for any reason, one or more senior executive or key personnel was not to remain active in our company, or if we were unable to attract and retain senior management or key personnel, our results of operations could be adversely affected.

Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate internal control over financial reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We may recognize impairment charges, which could adversely affect our financial condition and results of operations.

We assess our goodwill, intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations.

If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

In 2017, the United States adopted tax reform legislation commonly known as the Tax Cuts and Jobs Act, which imposed a new tax on our non-U.S. operations. The U.S. tax changes also provided flexibility related to repatriating non-U.S. earnings to the United States without additional U.S. taxation, and as a result, we changed classification of certain earnings that were previously deemed to be permanently reinvested offshore and recorded deferred tax liabilities for the associated withholding taxes. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the Tax Cuts and Jobs Act or other tax laws are interpreted, could further impact our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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

We are subject to periodic litigation in both domestic and international jurisdictions that may adversely affect our financial position and results of operations.

From time-to-time we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies and other litigation or enforcement matters. These proceedings may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants. We are impacted by trends in litigation, including class-action allegations brought under various consumer protection and employment laws. Due to the inherent uncertainties of litigation in both domestic and foreign jurisdictions, we cannot accurately predict the ultimate outcome of any such proceedings. These proceedings could cause us to incur costs and may require us to devote resources to defend against these claims and could ultimately result in a loss or other remedies, such as product recalls, which could adversely affect our financial position and results of operations.

Risks Relating to Our Indebtedness and Pension Obligations

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2019, our total consolidated indebtedness was $119.8 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

Our credit agreement contains restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

•   incur additional indebtedness or issue certain preferred shares;

•   pay dividends on, repurchase or make distributions in respect of our capital stock, or make other restricted payments;

•   make certain investments;

•   sell certain assets;

•   acquire other businesses;

•   create liens;

•   consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•   enter into certain transactions with our affiliates.

Substantially all of the assets of the Company are pledged as collateral under our indebtedness. Our credit agreement requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our credit agreement. If an event of default occurs, our lender could increase our borrowing costs, restrict our ability to obtain additional borrowings under our line of credit, accelerate all amounts outstanding or enforce its interest against collateral pledged under the credit agreement.

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

Interest rates on the Company’s current debt instruments are benchmarked against LIBOR. These debt instruments mature after December 31, 2021, which is the date at which banks are expected to stop reporting the data used to create this benchmark reference rate. While there is a general industry expectation that a new benchmark rate known as the Secured Overnight Financing Rate (“SOFR”) will be used instead, it is uncertain how many or which industry participants will switch from one benchmark rate to another or whether a benchmark other than SOFR will become prevalent. Further, the Company’s debt instruments do not currently identify an alternative benchmark rate to replace LIBOR, leaving such determination to the lender’s reasonable discretion, nor is the impact of such a change determinable. The transition to SOFR or any other benchmark rate may impact interest rates on the Company’s borrowings, including its corporate debt and interest-rate swap. If the impact is significantly adverse, the Company’s ability to service its debt or comply with its debt covenants could be jeopardized.

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

A portion of our active and retired employees participate in defined benefit pension plans under which we are obligated to provide prescribed levels of benefits regardless of the value of the underlying assets, if any, of the applicable pension plan. If our obligations under a plan are unfunded or underfunded, we will have to use cash flow from operations and other sources to pay our obligations either as they become due or over some shorter funding period. As of December 31, 2019, we had approximately $10.4 million in unfunded or underfunded obligations related to our pension plans, compared to $8.8 million as of December 31, 2018.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2019, our executive officers and Directors, and certain of their family members collectively owned 35.6% of our outstanding common stock. As a result, our executive officers and Directors, and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Our share price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of our common stock, as reported on the Nasdaq Stock Market, could fluctuate due to a number of factors such as those listed in “Risks Relating to Our Business” and include, but are not limited to, the following, some of which are beyond our control:

•   quarterly variations in our results of operations;

•   results of operations that vary from the expectations of securities analysts and investors;

•   results of operations that vary from those of our competitors;

•   changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•   announcements by us, our competitors or our vendors of significant contracts, acquisitions, divestitures, joint marketing relationships, joint ventures or capital commitments;

•   announcements by third parties of significant claims or proceedings against us; and

•   general domestic and international economic conditions.

Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

There can be no assurance that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. Our senior credit facility contains, and the terms of any future indebtedness we incur may contain, limitations on our ability to pay dividends. Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2019:

Location	Status	Square Feet	Uses
Seminole, Florida	Owned	60,000	Corporate Office, Remote Staffing Solutions and Uniforms and Related Products
Alpharetta, Georgia	Owned	75,152	Uniforms and Related Products
Belmopan, Belize	Leased	13,750	Remote Staffing Solutions
Coppell, Texas	Leased	114,735	Uniforms and Related Products
Eudora, Arkansas	Leased	210,300	Uniforms and Related Products and Promotional Products
Gainesville, Georgia	Leased	101,100	Uniforms and Related Products
Kingston, Jamaica	Leased	16,581	Remote Staffing Solutions
La Libertad, El Salvador	Owned	43,496	Remote Staffing Solutions
Lexington, Mississippi	Owned	40,000	Uniforms and Related Products
Los Angeles, California	Leased	3,500	Promotional Products
Monticello, Arkansas	Leased	64,000	Uniforms and Related Products and Promotional Products
Oak Grove, Louisiana	Leased	68,330	Uniforms and Related Products
Ouanaminthe, Haiti	Leased	80,000	Uniforms and Related Products
San Ignacio, Belize	Owned	11,732	Remote Staffing Solutions
Sparks, Nevada	Leased	9,000	Promotional Products

The Company has an ongoing program designed to maintain and improve its facilities. The Company’s properties have adequate productive capacity to meet the Company’s present needs as well as those of the foreseeable future.

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

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which Superior’s common shares are traded is the NASDAQ Stock Market under the symbol “SGC.”

We declared cash dividends of $0.10 per share in each of the four quarters during the fiscal year ended December 31, 2019.

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

Under our Amended and Restated Credit Agreement with Branch Banking and Trust Company, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of such agreement.

On February 12, 2020, we had 147 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	-	-	-
November 1, 2019 to November 30, 2019	6,900	$13.26	6,900
December 1, 2019 to December 31, 2019	26,514	13.21	26,514
Total	33,414	$13.22	33,414	700,909

(1)	On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Item 6.          Selected Financial Data

The table below presents certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2019. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from our audited consolidated financial statements that are not included in this Form 10-K. Our historical results for any prior period are not indicative of results to be expected in any future period. The selected consolidated financial data included in the following tables should be read in conjunction with the Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2019(1)	2018(2)	2017(3)	2016(4)	2015
Net sales	$376,701	$346,350	$266,814	$252,596	$210,317
Costs and expenses:
Cost of goods sold	247,772	224,653	170,462	165,614	138,884
Selling and administrative expenses	107,282	96,710	70,592	65,124	52,018
Other periodic pension costs	1,962	385	1,224	1,272	-
Interest expense	4,399	3,207	802	688	519
	361,415	324,955	243,080	232,698	191,421
Gain on sale of property, plant and equipment	-	-	1,048	-	-
Income before taxes on income	15,286	21,395	24,782	19,898	18,896
Income tax expense	3,220	4,420	9,760	5,260	5,830
Net income	$12,066	$16,975	$15,022	$14,638	$13,066

Net income per share:
Basic	$0.81	$1.14	$1.04	$1.04	$0.95
Diluted	$0.79	$1.10	$0.99	$0.98	$0.90

Cash dividends per common share	$0.400	$0.390	$0.365	$0.340	$0.315

At year end:
Total assets	$358,933	$335,086	$218,938	$196,848	$151,731
Long-term debt	$104,003	$111,522	$32,933	$36,227	$21,131
Working capital	$142,357	$150,819	$95,315	$93,107	$79,380
Shareholders’ equity	$157,554	$150,921	$124,968	$110,550	$92,690

(1)

On January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842) and all subsequent amendments to the ASU (collectively “ASC 842”) using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Adoption of this new standard resulted in the recognition of $4.1 million of operating lease liabilities ($1.0 million in other current liabilities and $3.1 million in long-term operating lease liabilities) and $4.9 million of operating lease right-of-use assets ($0.8 million of which was previously presented within current prepaid expenses and other current assets and other assets).

(2)

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”) using the modified retrospective method to all contracts not completed as of January 1, 2018. The Company recorded a net increase to retained earnings of $11.2 million as of January 1, 2018, which was composed of net sales of $42.9 million, cost of goods sold of $27.4 million, selling and administrative expenses of $0.7 million and income tax expense of $3.5 million. On May 2, 2018, the Company acquired CID, which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. For further details relating to this acquisition, refer to Note 18 to the Financial Statements.

(3)

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of Public Identity, which is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country. On November 30, 2017, BAMKO acquired substantially all of the assets of Tangerine, which is a promotional products and branded merchandise agency that serves many well-known brands, and is a leading provider of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise. For further details relating to these acquisitions, refer to Note 18 to the Financial Statements.

(4)

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, which is a promotional products, merchandise, and packaging company that serves the world’s most prominent brands. For further details relating to this acquisition, refer to Note 18 to the Financial Statements.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2019, 2018 and 2017, as well as our financial positions at December 31, 2019 and 2018, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the years ended December 31, 2019 and 2018. For the discussion of changes from the year ended December 31, 2017 to the year ended December 31, 2018 and other financial information related to the year ended December 31, 2017, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2018. This document was filed with the United States Securities and Exchange Commission on February 21, 2019.

Recent Acquisitions

On May 2, 2018, the Company acquired CID, which manufactures uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. The purchase price in the acquisition consisted of the following: (a) approximately $84.4 million in cash at closing, (b) the issuance of 150,094 shares of the Company’s common stock to an equity holder of CID, and (c) $2.5 million in cash as a result of the cash and working capital adjustment.

Business Outlook

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

Historically, we have manufactured and sold a wide range of uniforms, career apparel and accessories, which comprises our Uniforms and Related Products segment. Our primary products are provided to workers employed by our customers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States is continuing to see improvement in the employment environment. We also continue to see an increase in the demand for employees in the healthcare sector and our acquisition of CID provides us with opportunities to expand the markets that we serve within this sector, including the sale of our products to retail markets. These factors are expected to have positive impacts on future net sales growth.

Remote Staffing Solutions

This business segment, which operates in El Salvador, Belize, Jamaica, and the United States, was initially started to provide remote staffing services for the Company at a lower cost structure in order to improve our own operating results. It has in fact enabled us to reduce our operating expenses in our Uniforms and Related Products segment and to more effectively service our customers’ needs in that segment. We began selling remote staffing services to other companies at the end of 2009. We have grown this business from approximately $1.0 million in net sales to outside customers in 2010 to $31.6 million in net sales to outside customers in 2019. We have spent significant effort over the last several years improving the depth of our management infrastructure and expanding our facilities in this segment to support significant growth. Net sales to outside customers increased by approximately 16% and 42% in 2019 and 2018, respectively.

Promotional Products

We have been involved in the sale of promotional products, on a limited basis, to our Uniforms and Related Products customers for over a decade. However, we lacked the scale and expertise needed to be a recognized name in this market prior to our acquisition of substantially all of the assets of BAMKO effective on March 1, 2016. BAMKO has been operating in the promotional products industry for approximately 18 years and we believe that BAMKO’s strong back office and support systems located in India, China and Hong Kong, as well as their “direct to factory” sourcing operations provide us with a competitive advantage. We believe that BAMKO has well developed systems and processes that can serve as a platform for additional acquisitions that we may complete in this highly fragmented market. We completed two additional acquisitions in this segment in late 2017. We have seen an uptick in customer orders for this segment in the current year, and we expect to see continuing growth opportunities within the industry next year. Additionally, we believe promotional products are a synergistic fit with our uniform business that allows us opportunities to cross-sell our products to new and existing customers.

Trends

While the extent of the impact on our business and financial condition is unknown at this time, we have begun to be negatively affected by actions taken to address and limit the spread of the coronavirus, such as travel restrictions and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the coronavirus, it could negatively affect the timely supply and pricing of finished products.

The Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Operations

Net Sales (in thousands, except percentages):

	For the Years Ended December 31,
	2019	2018	% Change
Uniforms and Related Products	$237,554	$238,165	(0.3)%
Remote Staffing Solutions	36,490	31,311	16.5%
Promotional Products	107,511	80,913	32.9%
Net intersegment eliminations	(4,854)	(4,039)	20.2%
Consolidated Net Sales	$376,701	$346,350	8.8%

Net sales for the Company increased 8.8% from $346.4 million for the year ended December 31, 2018 to $376.7 million for the year ended December 31, 2019. The principal components of this aggregate increase in net sales were as follows: (1) the effect of the acquisition of CID on May 2, 2018 (contributing 5.8%), (2) a decrease in the net sales of our Uniform and Related Products segment exclusive of CID (contributing (6.0)%, of which $13.5 million (contributing (3.9)%)) represented the effect of differences in timing of revenues recognized under ASC 606 between periods), (3) an increase in the net sales for our Promotional Products segment (contributing 7.7%), and (4) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.3%).

Uniforms and Related Products net sales remained relatively flat during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue resulting from the CID acquisition was offset by the effect of differences in timing of revenues recognized under ASC 606 between periods and the timing of new uniform rollout programs for certain customers. Shipments by our Uniform and Related Products segment without the effect of CID decreased from $194.8 million to $187.8 million comparing the year ended December 31, 2019 with the prior year period. For a reconciliation of shipments by our Uniform and Related Products segment without the effect of CID, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 16.5% before intersegment eliminations and 16.0% after intersegment eliminations for the year ended December 31, 2019 compared to the year ended December 31, 2018. These increases were attributed to continued market penetration in 2019, with respect to both new and existing customers.

Promotional Products net sales increased 32.9% for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to increased sales order activities during the current year period resulting from the expansion of our sales force and improved market conditions.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.4% for the year ended December 31, 2019 and 64.8% for the year ended December 31, 2018. The percentage increase was primarily due to CID related inventory write-downs of $0.9 million during the current year period.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 41.3% for the year ended December 31, 2019 and 42.8% for the year ended December 31, 2018. The percentage decrease was driven by an increase in the proportion of revenue coming from the offshore portion of revenue, including revenue increases in Belize, which has higher gross margins.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 73.6% for the year ended December 31, 2019 and 72.0% for the year ended December 31, 2018. The percentage increase was primarily the result of differences in the mix of products and customers, with sales to lower margin contract clients representing a larger percentage of our overall sales during the year ended December 31, 2019.

Selling and Administrative Expenses

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 30.7% for the year ended December 31, 2019 and 28.9% for the year ended December 31, 2018. The percentage increase was primarily due to the effect of differences in timing of revenues recognized under ASC 606 between periods and the CID acquisition in May 2018.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 37.4% for the year ended December 31, 2019 and 35.6% for the year ended December 31, 2018. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this business.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 22.1% for the year ended December 31, 2019 and 23.9% for the year ended December 31, 2018. The percentage decrease was primarily related to the net sales increase explained above. Selling and administrative expenses included fair market value adjustments on acquisition related contingent liabilities that reduced selling and administrative expenses by $0.4 million and $1.7 million during the years ended December 31, 2019 and 2018, respectively.

Other Periodic Pension Costs

During the year ended December 31, 2019, the Company recorded $1.1 million in pension settlement losses that resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Interest Expense

Interest expense increased to $4.4 million for the year ended December 31, 2019 from $3.2 million for the year ended December 31, 2018. This increase was primarily the result of the Company entering into the Amended and Restated Credit Agreement on May 2, 2018 as a part of the acquisition of CID. During the year ended December 31, 2019 and 2018, the average outstanding borrowings under our credit facilities were $123.6 million and $105.7 million, respectively. See Note 6 to the Financial Statements.

Income Taxes

The effective income tax rate was 21.1% and 20.7% in the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019 compared to the year ended December 31, 2018, the effective tax rate remained relatively flat primarily due to an increase in state and local taxes (contributing 2.8%) and an increase in the changes in uncertain tax positions (contributing 1.3%), partially offset by compensation related items (contributing (1.6)%) and rate impacts due to foreign operations (contributing (1.2)%). The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items. For further discussion of changes in the effective tax rate, refer to the Note 7 to the Financial Statements.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, cash flows from operating activities, and activity ratios. The strength of the Company’s balance sheet provides the ability to pursue acquisitions, invest in new product lines and technologies and invest in additional working capital as necessary. As of December 31, 2019, approximately $7.2 million of our cash is held in our foreign subsidiaries. As a result of the Tax Cuts and Jobs Act (“Tax Act”), the Company no longer intends to permanently reinvest its historical foreign earnings and plans to repatriate the funds as needed for liquidity.

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

Working Capital

Cash and cash equivalents increased by $3.6 million to $9.0 million as of December 31, 2019 from $5.4 million on December 31, 2018. Working capital decreased to $142.4 million at December 31, 2019 from $150.8 million at December 31, 2018. The decrease in working capital was primarily due to a decrease in contract assets and increases in current portion of long-term debt and accounts payable, partially offset by an increase in trade accounts receivable. The decrease in contract assets was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within the Uniforms and Related Products segment. The increase in current portion of long-term debt was primarily due to the change in principal payments due under the Amended and Restated Credit Agreement as a result of the restructuring of this agreement on January 22, 2019. The increase in accounts payable was primarily related to the timing of payments to suppliers and increased activities within the Promotional Products segment. The increase in trade accounts receivable was primarily driven by an increase in revenue and the timing of billings within the Promotional Products segment and the timing of customer payments within the Uniforms and Related Products segment.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$20,007	$19,864
Investing activities	(9,667)	(90,466)
Financing activities	(6,710)	68,138
Effect of exchange rates on cash	46	(304)
Net increase (decrease) in cash and cash equivalents	$3,676	$(2,768)

Operating Activities. Net cash provided by operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 remained relatively flat primarily due to an increase in gross margin of $7.2 million, offset by an increase in taxes paid of $6.1 million and an increase in interest paid of $1.3 million. Working capital cash changes during the year ended December 31, 2019 included an increase of $17.1 million in trade accounts receivable, a decrease of $10.7 million in contract assets and an increase in accounts payable and other current liabilities of $10.9 million. Working capital cash changes during the year ended December 31, 2018 included an increase of $4.9 million in trade accounts receivable, an increase of $3.4 million in contract assets and a decrease in accounts payable and other current liabilities of $1.4 million.

Investing Activities. The decrease in net cash used in investing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to net cash of $85.6 million used for the acquisition of CID during the prior year period, partially offset an increase in capital expenditures of $4.8 million.

Financing Activities. The decrease in net cash provided from financing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to a decrease in net borrowings of $76.9 million in long-term debt. During the year ended December 31, 2018, the Company used $85.6 million obtained from borrowings of debt for the acquisition of CID.

Capital Expenditures

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Credit Facilities (See Note 6 to the Financial Statements)

As of December 31, 2019, the Company had approximately $119.8 million in outstanding borrowings under its an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”), consisting of $37.8 million outstanding under the revolving credit facility expiring in May 2023, $25.5 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”), and $56.5 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Contractual principal payments for the 2017 Term Loan are as follows: 2020 through 2023 - $6.0 million per year; and 2024 - $1.5 million. Contractual principal payments for the 2018 Term Loan are as follows: 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The term loans do not contain pre-payment penalties.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (2.60% at December 31, 2019). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (2.43% at December 31, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2019, there were no outstanding letters of credit.

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Amended and Restated Credit Agreement) not to exceed 5.0:1. As of December 31, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

Dividends and Share Repurchase Program

During the years ended December 31, 2019, 2018 and 2017, the Company paid cash dividends of $6.0 million, $5.8 million and $5.3 million, respectively.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program the Company reacquired and retired 49,091 shares of its common stock during the year ended December 31, 2019. At December 31, 2019, the Company had 700,909 shares remaining under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

The Company anticipates that it will continue to pay dividends and that it will repurchase additional shares of its common stock in the future as financial conditions permit.

Shipments (Non-GAAP Financial Measure)

In this management’s discussion and analysis, we use a supplemental measure of our performance, which is derived from our financial information, but which is not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). This non-GAAP financial measure is “shipments,” and represents a primary metric by which our management evaluates customer demand.

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

The following tables reconcile net sales to shipments of our Uniform and Related Products segment, including and excluding CID (acquired on May 2, 2018) (in thousands):

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT GAAP SALES TO SHIPMENTS

	Years Ended December 31,
	2019	2018
Uniform and Related Products net sales, as reported	$237,554	$238,165
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniform and Related Products net sales	12,956	(1,071)
Uniform and Related Products shipments	$250,510	$237,094

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT (without CID) GAAP SALES TO SHIPMENTS

	Years Ended December 31,
	2019	2018
Uniform and Related Products net sales, as reported	$237,554	$238,165
Less: CID sales	(61,976)	(42,012)
Uniform and Related Product net sales without CID	175,578	196,153
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniform and Related Products net sales without CID	12,173	(1,314)
Uniform and Related Products shipments without CID	$187,751	$194,839

Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	2020	2021-2022	2023-2024	Thereafter
Debt:
Revolving credit facility(1)	$-	$-	$37,838	$-
Term Loans(1)	15,286	30,572	26,072	10,058
Operating leases	1,397	1,946	690	61
Acquisition-related liability(2)	113	-	-	-
Acquisition-related contingent liabilities(2)	1,966	4,585	-	-
Total long term contractual cash obligations(3)	$18,762	$37,103	$64,600	$10,119

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 6 to the Financial Statements.
(2)	The amounts represent the expected cash payment. The amounts in our balance sheet are stated at fair value.
(3)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $0.9 million, pension liability of $8.5 million and deferred compensation liability of $4.1 million. We expect to contribute $0.1 million to our defined benefit pension plans in 2020.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, we do not have any interest in variable interest entities, which includes special purpose entities and structured finance entities.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the Financial Statements included in this Form 10-K. Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable and in establishing allowances for doubtful accounts. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of 2% of net accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $1.6 million. The Company’s concentration of risk is also monitored and as of December 31, 2019, no customer had an account balance greater than 10% of receivables and the five largest customer accounts receivables balances totaled $18.6 million.

Inventories

The Company’s Uniforms and Related Products segment markets itself to its customers as a “stock house.” Therefore, the Company at all times carries inventories of both raw materials and finished products. Inventories are stated at the lower of cost or net realizable value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material.

Goodwill and indefinite-lived intangible assets

The Company has made acquisitions in the past that included goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trade names may not be recoverable. Examples of such events and circumstances that the Company would consider include the following:

•	macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;
•

industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company’s products or services, or a regulatory or political development;

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

Goodwill and indefinite-lived intangible assets are tested at a level of reporting referred to as “the reporting unit.” The Company’s reporting units are defined as each of its three reporting segments. As of December 31, 2019, goodwill of $24.5 million and $11.8 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively. As of December 31, 2019, indefinite-lived intangible assets of $18.8 million and $12.6 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. For the year ended December 31, 2019, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

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

The Company is also the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. Pension plan assets for retirement benefits consist primarily of fixed income securities and common stock equities.

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 4.06% to 4.14% were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits. The 8.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.

At December 31, 2019, the Company’s projected benefit obligation under the SERP exceeded the fair value of the plan assets by $10.4 million and thus the plan is underfunded. The fair value of the plans’ assets for the noncontributory qualified defined benefit pension plans exceeded their projected benefit obligations by $1.8 million and thus the plans are overfunded. In 2019, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $0.1 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.2 million and would have reduced the funded status by $1.1 million for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to Note 8 to the Financial Statements.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Act was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduced the U.S. corporate statutory tax rate from 34% to 21% beginning on January 1, 2018. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded an additional deferred tax expense. The Tax Act imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company was impacted by GILTI relative to the earnings of its foreign subsidiaries in 2018 and 2019, and is expected to be impacted in future periods, which may be material to our financial statements.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2019, there was an increase of $0.3 million in total unrecognized tax benefits. As of December 31, 2019, we had an accrued liability of $0.9 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock-settled stock appreciation rights (“SARs”) that fully vest on the date of grant or over time and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARs granted is recognized as expense on the date of grant or over the service period. The Company used the Black-Scholes valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to Note 12 to the Financial Statements.

Item 7A.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2019 would have resulted in approximately $1.2 million in additional pre-tax interest expense for the year ended December 31, 2019. For further information regarding our debt instruments, see Note 6 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2019, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. Changes in exchange rates for intercompany payables and receivables not considered to be long-term are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the year ended December 31, 2019, foreign currency losses were not significant.

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Superior Group of Companies, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Adoption of New Accounting Standards

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases effective January 1, 2019, under the modified retrospective method and in 2018 changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method. Our opinion is not modified with respect to these adoptions.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2013.

Clearwater, Florida

February 20, 2020

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except shares and per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$376,701	$346,350	$266,814

Costs and expenses:
Cost of goods sold	247,772	224,653	170,462
Selling and administrative expenses	107,282	96,710	70,592
Other periodic pension costs	1,962	385	1,224
Interest expense	4,399	3,207	802
	361,415	324,955	243,080
Gain on sale of property, plant and equipment	-	-	1,048
Income before taxes on income	15,286	21,395	24,782
Income tax expense	3,220	4,420	9,760
Net income	$12,066	$16,975	$15,022

Net income per share:
Basic	$0.81	$1.14	$1.04
Diluted	$0.79	$1.10	$0.99

Weighted average number of shares outstanding during the period
Basic	14,945,165	14,937,786	14,510,156
Diluted	15,266,408	15,472,133	15,118,768

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$968	$862	$652
Recognition of settlement loss included in net periodic pension costs	835	-	272
Current period loss	(1,354)	(1,253)	(1,948)
Gain (loss) on cash flow hedging activities	(22)	203	(111)
Foreign currency translation adjustments	74	(518)	20
Other comprehensive income (loss)	501	(706)	(1,115)
Comprehensive income	$12,567	$16,269	$13,907

Cash dividends per common share	$0.400	$0.390	$0.365

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,038	$5,362
Accounts receivable, less allowance for doubtful accounts of $2,964 and $2,042, respectively	79,746	64,017
Accounts receivable - other	1,083	1,744
Inventories	73,379	70,203
Contract assets	38,533	49,236
Prepaid expenses and other current assets	9,934	6,650
Total current assets	211,713	197,212
Property, plant and equipment, net	32,825	28,769
Operating lease right-of-use assets	5,445	-
Intangible assets, net	62,536	66,312
Goodwill	36,292	33,961
Other assets	10,122	8,832
Total assets	$358,933	$335,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,271	$24,685
Other current liabilities	18,894	14,767
Current portion of long-term debt	15,286	6,000
Current portion of acquisition-related contingent liabilities	1,905	941
Total current liabilities	69,356	46,393
Long-term debt	104,003	111,522
Long-term pension liability	10,253	8,705
Long-term acquisition-related contingent liabilities	3,423	5,422
Long-term operating lease liabilities	2,380	-
Deferred tax liability	7,042	8,475
Other long-term liabilities	4,922	3,648
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,227,604 and 15,202,387 shares, respectively.	15	15
Additional paid-in capital	57,442	55,859
Retained earnings	107,581	103,032
Accumulated other comprehensive income (loss), net of tax:
Pensions	(7,224)	(7,673)
Cash flow hedges	91	113
Foreign currency translation adjustment	(351)	(425)
Total shareholders’ equity	157,554	150,921
Total liabilities and shareholders’ equity	$358,933	$335,086

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2017	14,513,207	$15	$42,416	$74,283	$(6,164)	$110,550
Common shares issued upon exercise of options	285,745		2,779	(907)		1,872
Restricted shares issued	181,399		2,780			2,780
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	101,596					-
Share-based compensation expense			1,664			1,664
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(1,186)			(1,186)
Tax benefit from vesting of acquisition related restricted stock			650			650
Cash dividends declared ($0.365 per share)				(5,269)		(5,269)
Comprehensive income (loss):
Net earnings				15,022		15,022
Cash flow hedges, net of taxes of $36					(111)	(111)
Pensions, net of taxes of $59					(1,024)	(1,024)
Change in currency translation adjustment, net of taxes of $13					20	20
Balance, December 31, 2017	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968
ASC 606 adjustment to opening retained earnings				11,245		11,245
Restricted shares issued and common shares issued upon exercise of options	87,347		878	(151)		727
Restricted shares issued in acquisition	150,094		3,762			3,762
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	3,428					-
Share-based compensation expense	37,930		2,264			2,264
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(17)			(17)
Tax benefit from vesting of acquisition related restricted stock			445			445
Cash dividends declared ($0.39 per share)				(5,836)		(5,836)
Common shares reacquired and retired	(158,359)		(576)	(2,330)		(2,906)
Comprehensive income (loss):
Net earnings				16,975		16,975
Cash flow hedges, net of taxes of $68					203	203
Pensions, net of taxes of $123					(391)	(391)
Change in currency translation adjustment, net of taxes of $189					(518)	(518)
Balance, December 31, 2018	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options	62,994		460	(177)		283
Restricted shares issued	69,530					-
Share-based compensation expense			1,484			1,484
Tax benefit from vesting of acquisition related restricted stock			30			30
Cash dividends declared ($0.40 per share)				(6,046)		(6,046)
Common shares reacquired and retired	(107,307)		(391)	(1,294)		(1,685)
Comprehensive income (loss):
Net earnings				12,066		12,066
Cash flow hedges, net of taxes of $3					(22)	(22)
Pensions, net of taxes of $141					449	449
Change in currency translation adjustment, net of taxes of $23					74	74
Balance, December 31, 2019	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,066	$16,975	$15,022
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	8,272	7,906	5,653
Provision for bad debts - accounts receivable	1,323	867	1,002
Share-based compensation expense	1,484	2,264	1,664
Deferred income tax (benefit) provision	(1,595)	(665)	5,114
Gain on disposals of property, plant and equipment	(5)	-	(1,048)
Change in fair value of acquisition-related contingent liabilities	(74)	(1,116)	(89)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable - trade	(17,104)	(4,886)	(4,731)
Accounts receivable - other	660	105	1,237
Contract asset	10,703	(3,382)	-
Inventories	(4,984)	2,429	4,250
Prepaid expenses and other current assets	(3,479)	2,622	(4,151)
Other assets	(1,717)	(1,257)	(4,504)
Accounts payable and other current liabilities	10,904	(1,344)	3,362
Long-term pension liability	2,138	(128)	(2,577)
Other long-term liabilities	1,415	(526)	2,523
Net cash provided from operating activities	20,007	19,864	22,727

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,672)	(4,869)	(4,248)
Proceeds from disposals of property, plant and equipment	5	-	2,858
Acquisition of businesses, net of acquired cash	-	(85,597)	(7,988)
Net cash used in investing activities	(9,667)	(90,466)	(9,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	165,314	206,025	74,387
Repayment of long-term debt	(163,645)	(127,439)	(77,573)
Payment of cash dividends	(6,046)	(5,836)	(5,269)
Payment of acquisition-related contingent liabilities	(961)	(2,861)	(1,800)
Proceeds received on exercise of stock options	283	727	1,872
Tax benefit from vesting of acquisition related restricted stock	30	445	650
Tax withholdings on exercise of stock rights	-	(17)	(1,186)
Common stock reacquired and retired	(1,685)	(2,906)	-
Net cash provided from (used in) financing activities	(6,710)	68,138	(8,919)

Effect of exchange rates on cash	46	(304)	51
Net increase (decrease) in cash and cash equivalents	3,676	(2,768)	4,481
Cash and cash equivalents balance, beginning of year	5,362	8,130	3,649
Cash and cash equivalents balance, end of year	$9,038	$5,362	$8,130

Supplemental disclosure of cash flow information:
Income taxes paid	$7,146	$1,088	$7,173
Interest paid	$3,979	$2,724	$727

See accompanying Notes to the Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 – Summary of Significant Accounting Policies:

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

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its subsidiaries in El Salvador, Belize, Jamaica, and the United States (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions.

The Promotional Products segment, through the BAMKO, Public Identity and Tangerine brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States and Brazil with support services in China, Hong Kong and India.

Basis of presentation

The consolidated financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Superior Group Holdings, Inc., Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC, and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as “the Company,” “Superior,” “we,” “our,” or “us”. Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

The accompanying consolidated financial statements of Superior included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) (“U.S.” or “United States”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company refers to the consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Reclassifications

The accompanying financial statements for prior years contain certain reclassifications to conform to the presentation used in the current period. Reclassifications only impact items within current assets and had no effect on reported total current assets, statements of comprehensive income, statements of shareholders’ equity or net cash provided from (used in) operating, financing and investing activities.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Because of the inherent uncertainties in this process, actual future results could differ from those expected at the reporting date.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Revenue recognition

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See Note 15 for further discussion on revenue recognition.

Accounts receivable and allowance for doubtful accounts

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

Cost of goods sold and shipping and handling fees and costs

Cost of goods sold for our Uniforms and Related Products segment and our Promotional Products segment consist primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $14.5 million, $14.0 million and $10.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed on a current basis. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statements of comprehensive income within selling and administrative expenses. During the year ended December 31, 2017, we sold our former call center building and related assets in El Salvador previously included in our Remote Staffing Solutions segment for net proceeds of $2.8 million and realized a gain on sale of $1.0 million. This sale is presented within our statements of comprehensive income as a separate line item titled “gain on sale of property, plant and equipment.”

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life as follows:

Buildings	20 to 40 years
Improvements	5 to 40 years
Machinery, equipment and fixtures	3 to 10 years
Transportation equipment	3 to 5 years

Leasehold improvements are amortized over the terms of the leases to the extent that as such improvements have useful lives of at least the terms of the respective leases.

Intangible assets, net

Intangible assets consist of customer relationships, non-compete agreements and trade names acquired in previous business acquisitions.

Intangible assets as of December 31, 2019 and 2018 are summarized as follows (dollars in thousands):

		December 31, 2019		December 31, 2018
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	12.7	$41,530	$(11,246)	$41,530	$(7,733)
Non-compete agreements (3-7 year life)	5.4	1,411	(589)	1,411	(326)
Total		$42,941	$(11,835)	$42,941	$(8,059)

Indefinite-lived intangible assets:
Trade names		$31,430		$31,430

Total intangible assets		$74,371	$(11,835)	$74,371	$(8,059)

Amortization expense for intangible assets was $3.8 million, $3.8 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2020	$3,820
2021	3,819
2022	3,755
2023	2,929
2024	2,265
Thereafter	14,518
Total	$31,106

Trade names:

As part of the acquisition of substantially all of the assets of HPI Direct, Inc. in 2013, the Company recorded $4.7 million as the fair value of the acquired trade name in intangible assets. As part of the acquisition of substantially all of the assets of BAMKO in 2016, the Company recorded $8.9 million as the fair value of the acquired trade name in intangible assets. As part of the acquisitions of substantially all of the assets of Public Identity and Tangerine in 2018, the Company recorded $0.5 million and $3.2 million, respectively as the fair value of the acquired trade names in intangible assets. As part of the acquisition of CID Resources in 2018, the Company recorded $14.2 million as the fair value of an acquired trade name in intangible assets. These assets are considered indefinite-lived assets, and as such, are not being amortized.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2019, 2018, and 2017.

Goodwill and indefinite-lived intangible assets

The Company has made acquisitions in the past that included goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently, if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trade names may not be recoverable. Examples of such events and circumstances that the Company would consider include the following:

•	macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;
•

industry and market considerations such as a deterioration in the environment in which the Company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the Company’s products or services, or a regulatory or political development;

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

Goodwill and indefinite-lived intangible assets are tested at a level of reporting referred to as “the reporting unit.” The Company’s reporting units are defined as each of its three reporting segments. As of December 31, 2019, goodwill of $24.5 million and $11.8 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively. As of December 31, 2019, indefinite-lived intangible assets of $18.8 million and $12.6 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. For each of the years ended December 31, 2019, 2018 and 2017, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

Employee benefits

Pension plan costs are funded currently based on actuarial estimates, with prior service costs amortized over 20 years. The Company recognizes settlement gains and losses in its financial statements when the cost of all lump sum settlements in a year is greater than the sum of the service cost and interest cost components of net periodic pension cost for the plan for the year.

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

Taxes on income

Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required. The Company also reports interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 7 for additional details.

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

Other comprehensive income

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2019 and 2018, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2019 and 2018, the five largest customer accounts receivables balances totaled $18.6 million and $12.8 million, respectively, or approximately 23% and 20% of the respective total accounts receivable balances. The Uniform and Related Products segment has a substantial number of customers, none of which accounted for more than 10% of that segment’s 2019 net sales. The Remote Staffing Solutions segment’s largest customer represented 10.1% of that segment’s 2019 external revenues, and the largest customer in the Promotional Products segment represented 17.8% of that segment’s net sales in 2019.

Included in accounts receivable-other on the Company’s balance sheets at December 31, 2019 and 2018 are receivable balances from a supplier in Haiti totaling $1.0 million and $1.6 million, respectively.

The Uniform and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, wool, synthetic and cotton-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2019 and 2018, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) and July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Targeted Improvements (collectively “Topic 842”). Topic 842 establishes a new lease model, referred to as the right-of-use model that brings substantially all leases onto the balance sheet. This standard requires lessees to recognize leased assets and lease liabilities on the balance sheet and disclose key information about the leasing arrangements in their financial statements. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company adopted Topic 842 effective on January 1, 2019 using the modified retrospective transition approach that allows a reporting entity to use the effective date as its date of initial application and not restate the comparative periods in the period of adoption when transitioning to the new standard. Consequently, the requisite financial information and disclosures under the new standard are excluded for dates and periods prior to January 1, 2019. In addition, the Company elected to use a number of optional simplification and practical expedients (reliefs) permitted under the transition guidance within the new standard, including allowing the Company to combine fixed lease and non-lease components, apply the short-term lease exception to all leases of one year or less, and utilize the ‘package of practical expedients’, which permits the Company to not reassess prior accounting conclusions with respect to lease identification, lease classification and initial direct costs under Topic 842. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easement; the latter not being applicable to the Company. Adoption of this new standard resulted in the recognition of $4.1 million of operating lease liabilities ($1.0 million in other current liabilities and $3.1 million in long-term operating lease liabilities) which represented the present value of the remaining lease payments of $4.6 million, discounted using the Company’s lease discount rate of 5.74% and $4.9 million of operating lease right-of-use assets, which represents the lease liability of $4.1 million adjusted for prepaid rent to $0.8 million that was previously presented within current prepaid expenses and other current assets and other assets on the accompanying balance sheet prior to adoption. Refer to Note 10 for the impact to the financial statements as of December 31, 2019.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, contract assets, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update, as originally issued, was effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates of these standards for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. The Company currently expects to continue to qualify as a Smaller Reporting Company, based upon the current SEC definition, and as a result, will not early adopt as of January 1, 2020, but will continue to review factors that might indicate that the full deferral time period should not be used.

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

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at the beginning of year	$2,042	$1,382	$1,276
Provision for bad debts	1,323	867	1,002
Charge-offs	(401)	(210)	(901)
Recoveries	-	3	5
Balance at the end of year	$2,964	$2,042	$1,382

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at the beginning of year	$1,893	$1,125	$1,967
Provision for returns and allowances	4,334	4,908	2,789
Actual returns and allowances paid to customers	(4,115)	(4,140)	(3,631)
Balance at the end of year	$2,112	$1,893	$1,125

NOTE 4 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2019	2018
Finished goods	$65,413	$61,098
Work in process	652	650
Raw materials	7,314	8,455
Inventories	$73,379	$70,203

NOTE 5 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$3,635	$3,635
Buildings, improvements and leaseholds	18,745	18,519
Machinery, equipment and fixtures	66,311	58,111
	88,691	80,265
Accumulated depreciation and amortization	(55,866)	(51,496)
Property, plant and equipment, net	$32,825	$28,769

Depreciation and amortization charges were $4.5 million, $4.1 million and $3.3 million in 2019, 2018 and 2017, respectively.

NOTE 6 - Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2019	2018
BB&T Credit Facilities:
Revolving credit facility due May 2023	$37,838	$1,193
Term loan due February 2024 (“2017 Term Loan”)	25,500	31,500
Term loan due January 2026 (“2018 Term Loan”)	56,488	85,000
	$119,826	$117,693
Less:
Payments due within one year included in current liabilities	15,286	6,000
Debt issuance costs	537	171
Long-term debt less current maturities	$104,003	$111,522

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

Contractual principal payments for the 2017 Term Loan are as follows: 2020 through 2023 - $6.0 million per year; and 2024 - $1.5 million. Contractual principal payments for the 2018 Term Loan are as follows: 2020 through 2025 - $9.3 million per year; and 2026 - $0.8 million. The term loans do not contain pre-payment penalties.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (2.60% at December 31, 2019). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (2.43% at December 31, 2019). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2019, there were no outstanding letters of credit.

The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

The Amended and Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Amended and Restated Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Amended and Restated Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Amended and Restated Credit Agreement) not to exceed 5.0:1. As of December 31, 2019, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Amended and Restated Credit Agreement.

Effective on March 3, 2017, in order to reduce the interest rate risk on its future debt, the Company entered into an interest rate swap agreement (“original swap”) with BB&T that was designed, at that time, to effectively convert or hedge the variable interest rate on a portion of its future borrowings to achieve a net fixed rate of 3.12% per annum, beginning March 1, 2018 with a notional amount of $18.0 million. The notional amount of the interest rate swap is reduced by $0.3 million per month beginning April 1, 2018 through February 26, 2024. Under the terms of the interest rate swap, the Company will receive variable interest rate payments and make fixed interest rate payments on an amount equal to the notional amount at that time. Changes in the fair value of the interest rate swap designated as the hedging instrument that effectively offset the variability of cash flows associated with the variable rate, long-term debt obligation were recorded in other comprehensive income, net of related income tax effects. On May 2, 2018, in conjunction with the Amended and Restated Credit Agreement, the original swap was modified (“amended swap”) to achieve a net fixed rate of 3.05% per annum effective on May 1, 2018 and the remaining notional amount was $17.5 million. There were no other changes to the original swap. As a result of the change, the Company has discontinued hedge accounting for the original swap and has elected not to designate the amended swap. As of May 2, 2018, the fair value of the original swap was $0.1 million and is being amortized as interest expense over the remaining life of the amended swap. Changes to the fair value of the amended swap are recorded as interest expense. As of December 31, 2019, the negative fair value of the amended swap was $0.2 million and was included in other current liabilities.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2019 are as follows (in thousands):

Year Ended December 31, 2019
2020	$15,286
2021	15,286
2022	15,286
2023	53,124
2024	10,786
Thereafter	10,058
Total debt	$119,826

NOTE 7 – Income Tax Expense:

Aggregate income tax provisions consist of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$3,049	$3,613	$2,846
Tax Cut and Jobs Act	-	-	265
State and local	1,074	643	647
Foreign	502	789	338
	4,625	5,045	4,096
Long-Term:
Tax Cut and Jobs Act	-	-	1,336

Deferred Taxes:
Deferred tax (benefit) provision	(1,405)	(625)	1,899
Tax Cut and Jobs Act re-measurement	-	-	2,429
	(1,405)	(625)	4,328

Income tax expense	$3,220	$4,420	$9,760

The significant components of the deferred income tax (liability) asset are as follows (in thousands):

	December 31,
	2019	2018
Deferred income tax assets:
Pension accruals	$2,588	$2,729
Operating reserves and other accruals	2,540	1,984
Tax credits	923	748
Valuation allowance on tax credits	(923)	(748)
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(1,544)	(1,495)
Book carrying value in excess of tax basis of intangibles	(7,024)	(6,906)
Tax effect of revenue recognition standard ASC 606	(1,771)	(2,657)
Deferred expenses	(1,831)	(2,130)
Net deferred income tax liability	$(7,042)	$(8,475)

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory Federal income tax rate	21.0%	21.0%	34.0%
State and local income taxes, net of Federal income tax benefit	4.8%	2.0%	1.5%
Rate impacts due to foreign operations	(3.9%)	(2.7%)	(5.1%)
Changes in uncertain tax positions	1.7%	0.4%	-
Compensation related	(0.2%)	1.4%	(6.1%)
R&D tax credits	(0.9%)	(0.4%)	(0.5%)
Other	(1.4%)	(1.0%)	(0.1%)
Impact of the Tax Act	-	-	15.7%
Effective income tax rate	21.1%	20.7%	39.4%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduced the corporate tax rate from 34% to 21%, imposed a one-time mandatory transition tax on the historical earnings of foreign affiliates and implemented a territorial style tax system. In 2017, income tax expense of $9.8 million was unfavorably impacted by net discrete adjustments of $4.0 million, due to a charge of $3.3 million related to the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in the United States and $0.7 million related to other miscellaneous discrete items.

Effective January 1, 2018, the Tax Act established a corporate income tax rate of 21%, replacing the current 34% rate, and creating a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries. The transition to the territorial system included a one-time transition tax in 2017 on certain of our foreign earnings previously untaxed in the United States. In general, the one-time transition tax imposed by the Tax Act resulted in the taxation of our accumulated foreign earnings and profits (“E&P”) at a 15.5% rate on liquid assets and 8% on the remaining unremitted foreign E&P, both net of foreign tax credits. In addition, the Company no longer intends to permanently reinvest its historical foreign earnings and has recorded an additional deferred tax expense of $0.9 million.

Effective January 1, 2018, The Tax Act imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2019 and 2018, we have $0.9 million and $0.6 million, respectively, of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.9 million as of December 31, 2019 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2019	2018
Balance at the beginning of year	$477	$400
Additions based on tax positions related to the current year	128	56
Additions for tax positions of prior years	173	85
Reductions due to lapse of statute of limitations	(97)	(64)
Balance at the end of year	$681	$477

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2019, 2018 and 2017, we recorded $0.2 million, $0.1 million and $0.1 million, respectively, for interest and penalties, net of tax benefits. During each of the years 2019, 2018 and 2017, we reduced the liability by $0.1 million for interest and penalties due to lapse of statute of limitations. At December 31, 2019 and 2018, we had $0.2 million and $0.1 million, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.1 million within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2016 and significant state examinations is 2013.

NOTE 8 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Periodic benefit payments on retirement are determined based on a fixed amount applied to service or determined as a percentage of earnings prior to retirement. The Company is also the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several employees participate. Pension plan assets for retirement benefits consist primarily of fixed income securities and common stock equities.

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

The Company recognizes the funded status of its defined benefit post retirement plans in the Company’s balance sheets.

At December 31, 2019, the fair value of plan assets for the noncontributory qualified defined benefit pension plans exceeded their projected benefit obligations by $1.8 million and thus the plans are overfunded. The Company’s projected benefit obligation under the SERP exceeded the fair value of the plans’ assets by $10.4 million and thus the plan is underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s balance sheets at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Changes in benefit obligation:
Benefit obligation at beginning of year	$27,125	$28,386
Service cost	117	108
Interest cost	1,084	970
Actuarial (gain) loss	3,835	(1,597)
Benefits paid	(3,691)	(742)
Benefit obligation at end of year	28,470	27,125

Changes in plan assets:
Fair value of plan assets at beginning of year	19,980	22,145
Actual return on assets	3,547	(1,526)
Employer contributions	103	103
Benefits paid	(3,691)	(742)
Fair value of plan assets at end of year	19,939	19,980

Funded status at end of year	$(8,531)	$(7,145)

Amounts recognized in balance sheets:
Other assets	$1,825	$1,663
Other current liabilities	(103)	(103)
Long-term pension liability	(10,253)	(8,705)
Net amount recognized	$(8,531)	$(7,145)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$10,828	$11,417

Information for pension plans with projected benefit obligation in excess of plan assets depicted as follows (in thousands):

	December 31,
	2019	2018
Projected benefit obligation	$28,470	$27,125
Fair value of plan assets	(19,939)	(19,980)
	$8,531	$7,145

Components of net periodic benefit cost were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Service cost - benefits earned during the period	$117	$108	$65
Interest cost on projected benefit obligation	1,084	970	965
Expected return on plan assets	(1,491)	(1,717)	(1,218)
Recognized actuarial loss	1,259	1,132	1,042
Settlement loss	1,110	-	435
Net periodic pension cost after settlements	$2,079	$493	$1,289

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

The following table presents the weighted-average assumptions used to determine benefit obligations as of December 31, 2018 and 2019:

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corporate	Plants	Corporate	Plants	Corporate	Plants
2018	4.14%	4.06%	8.00%	8.00%	N/A	N/A
2019	3.12%	3.02%	8.00%	8.00%	N/A	N/A

The following table presents the weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2017, 2018 and 2019:

			Long Term Rate
	Discount Rate		of Return		Salary Scale
	Corporate	Plants	Corporate	Plants	Corporate	Plants
2017	4.04%	3.91%	8.00%	8.00%	N/A	N/A
2018	3.53%	3.45%	8.00%	8.00%	N/A	N/A
2019	4.14%	4.06%	8.00%	8.00%	N/A	N/A

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2019, 2018 and target allocation for 2020 are as follows:

	Percentage of Plan Assets		Target
	December 31,		Allocation
Investment description	2019	2018	2020
Equity securities	68%	59%	60%
Fixed income	31%	40%	40%
Other	1%	1%	-%
Total	100%	100%	100%

The Company plans to contribute $0.1 million to our defined benefit pension plans in 2020.

The following table includes projected benefit payments for the years indicated (in thousands):

Year	Projected Benefit Payments
2020	$1,115
2021	2,623
2022	1,479
2023	1,795
2024	1,678
2025-2029	7,650

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $3.6 million and $2.7 million at December 31, 2019 and 2018, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2019, 2018 and 2017, we recognized an investment gain of $0.7 million, investment loss of $0.3 million and investment gain of $0.3 million, respectively, on the cash surrender value of these life insurance contracts.

In 2013, we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $4.3 million and $2.9 million at December 31, 2019 and 2018, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $4.1 million and $2.9 million as of December 31, 2019 and 2018, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. Currently the discretionary contribution is set at 3% of eligible employees’ wages. The Company contributions for the years ended December 31, 2019, 2018 and 2017 were approximately $0.9 million, $0.8 million and $1.0 million, respectively.

NOTE 9 – Quarterly Results for 2019 and 2018 (Unaudited):
(In thousands, except shares and per share data)

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Net sales	$86,552	$92,270	$89,466	$108,413
Gross profit	30,268	32,343	31,451	34,867
Income before taxes on income	2,976	3,652	4,630	4,028
Net income	2,376	2,781	3,921	2,988
Net income per share:
Basic	$0.16	$0.19	$0.26	$0.20
Diluted	$0.16	$0.18	$0.26	$0.20

Average Outstanding Shares (Basic)	14,927,341	14,952,802	14,947,552	14,952,963
Average Outstanding Shares (Diluted)	15,262,654	15,287,357	15,266,850	15,248,770

	Quarters Ended
	March 31, 2018	June 30, 2018(1)	September 30, 2018	December 31, 2018
Net sales	$73,087	$82,392	$95,870	$95,001
Gross profit	24,875	29,278	33,800	33,744
Income before taxes on income	3,320	5,097	7,282	5,696
Net income	2,450	3,817	6,122	4,586
Net income per share:
Basic	$0.17	$0.26	$0.41	$0.31
Diluted	$0.16	$0.25	$0.39	$0.30

Average Outstanding Shares (Basic)	14,821,659	14,956,221	15,010,660	14,962,603
Average Outstanding Shares (Diluted)	15,457,629	15,559,404	15,499,894	15,371,606

(1)

On May 2, 2018, the Company acquired CID, which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. For further details relating to this acquisition, refer to Note 18.

NOTE 10 – Leases:

As discussed in Note 1, on January 1, 2019, the Company adopted ASC 842 retrospectively through a cumulative-effect adjustment as permitted under the specific transitional provisions in ASC 842. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period.

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. These leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2019, the Company had recognized $3.7 million of operating lease liabilities ($1.3 million in other current liabilities and $2.4 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $5.4 million of operating lease right-of-use assets, which represents the lease liability of $3.6 million adjusted for prepaid rent of $1.8 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Rent expense (prior to adoption of ASC 842)	$-	$2,149	$1,147
Operating lease costs	1,541	-	-
Short-term lease costs	302	-	-
Total lease costs, included in selling and administrative expenses	$1,843	$2,149	$1,147

Cash flow and noncash information related to our operating leases were as follows (in thousands):

Year Ended December 31, 2019
Operating cash flows – cash paid for operating lease liabilities	$1,320
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$782

Other supplemental information related to our operating leases was as follows:

Year Ended December 31, 2019
Weighted-average remaining lease term (in years)	3.6
Weighted average discount rate	5.61%

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Operating Leases
2020	$1,397
2021	1,074
2022	872
2023	632
2024	58
Thereafter	61
Total lease payments	4,094
Less imputed interest	367
Present value of lease liabilities	$3,727

NOTE 11 – Contingencies:

See Note 18 for a discussion of contingent consideration payables related to recent acquisitions.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 12 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the previous plan) have been reserved for issuance under the 2013 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2019, the Company had 3,305,302 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock options and SARs	$407	$984	$1,093
Restricted stock	835	551	331
Performance shares(1)	243	729	240
Total share-based compensation expense	$1,485	$2,264	$1,664

Related income tax benefit	$262	$282	$229

(1)

During the year ended December 31, 2019, the Company reversed $0.5 million of previously recognized expense for certain performance awards after determining that the performance conditions are not expected to be met.

Stock options and SARs

The Company grants stock options and stock-settled SARs to employees that allow them to purchase shares of the Company’s common stock. Stock options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARs at the date of grant using the Black-Scholes valuation model. Assumptions regarding volatility, risk-free interest rate, expected term and dividend yield are required for the Black-Scholes model. The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity to the award’s expected life. The expected life for awards granted is based on the historical exercise patterns experienced by the Company when the award is made. The determination of expected stock price volatility for awards is based on historical Superior common stock prices over a period commensurate with the expected life. The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts.

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2019	2018	2017
Stock Options:
Risk free interest rate	1.7% - 2.5%	2.6% - 2.9%	1.8% - 2.4%
Expected award life (years)	3-10	3-10	5-10
Expected volatility	34.2% - 38.8%	35.4% - 42.1%	36.6% - 41.4%
Expected dividend yield	2.3% - 2.5%	1.6% - 2.1%	1.8% - 2.1%
Weighted average fair value per share at grant date	$3.96	$5.93	$5.56

SARs:
Risk free interest rate	2.4%	2.6%	1.9%
Expected award life (years)	3	3	5
Expected volatility	34.8%	38.1%	36.6%
Expected dividend yield	2.3%	1.6%	2.1%
Weighted average fair value per share at grant date	$3.97	$6.06	$4.83

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest two years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs.

A summary of stock option transactions during the year ended December 31, 2019 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2019	676,846	$15.70	2.99	$2,230
Granted	184,994	17.22
Exercised	(75,444)	6.71
Lapsed or cancelled	(85,265)	17.77
Outstanding, December 31, 2019	701,131	$16.82	2.95	$714
Exercisable, December 31, 2019	496,153	$16.54	2.33	$714

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2019, 2018 and 2017 had intrinsic values of $0.8 million, $1.2 million and $4.2 million, respectively. During the years ended December 31, 2019, 2018 and 2017, the Company received $0.3 million, $0.7 million and $1.9 million, respectively, in cash from stock option exercises. Current tax benefits of $0.1 million, $0.1 million and $0.8 million were recognized for these exercises during the years ended December 31, 2019, 2018 and 2017, respectively. Additionally, during the years ended December 31, 2019, 2018 and 2017, the Company received 12,450, 6,894 and 50,981 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 33,172, 26,234 and 144,443 shares, respectively, of its common stock. As of December 31, 2019, the Company had $0.4 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.1 years.

A summary of stock-settled SARs transactions during the year ended December 31, 2019 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2019	182,894	$18.99	2.61	$89
Granted	42,841	17.77
Exercised	-	-
Lapsed or cancelled	(19,035)	19.67
Outstanding, December 31, 2019	206,700	$18.67	2.04	$-
Exercisable, December 31, 2019	168,478	$18.88	1.57	$-

SARs exercised during the years ended December 31, 2018 and 2017 had intrinsic values of $0.1 million and $3.5 million, respectively. There were no SARs exercised during the year ended December 31, 2019. Current tax benefits of $0.1 million and $1.3 million were recognized for these exercises during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2019, the Company had $0.1 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.1 years.

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

A summary of restricted stock transactions during the year ended December 31, 2019 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding, January 1, 2019	92,032	$19.46
Granted	69,530	16.79
Vested	(10,396)	16.37
Forfeited	-	-
Outstanding, December 31, 2019	151,166	$18.44

As of December 31, 2019, the Company had $1.4 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.6 years.

Performance Shares

Under the terms of the grants, certain employees received service-based or service-based and performance-based shares, to which we collectively refer to as performance shares. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based shares generally vest between three and five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. During the year ended December 31, 2019, the Company reversed $0.5 million of previously recognized expense for certain awards after determining that the performance conditions are not expected to be met. Expenses for grants of performance shares are recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan.

A summary of performance share transactions during the year ended December 31, 2019 follows:

	No. of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding, January 1, 2019	194,378	$20.08
Granted	14,068	17.77
Vested	-	-
Forfeited	(14,434)	22.03
Outstanding, December 31, 2019	194,012	$19.77

As of December 31, 2019, the Company had $1.4 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.5 years.

NOTE 13 – Earnings Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
Net earnings used in the computation of basic and diluted earnings per share (in thousands)	$12,066	$16,975	$15,022

Weighted average shares outstanding - basic	14,945,165	14,937,786	14,510,156
Dilutive common stock equivalents	321,243	534,347	608,612
Total weighted average shares outstanding - diluted	15,266,408	15,472,133	15,118,768
Net income per share:
Basic	$0.81	$1.14	$1.04
Diluted	$0.79	$1.10	$0.99

Potential shares of common stock of 448,298, 322,000 and 37,450 for the years ended December 31, 2019, 2018 and 2017 were excluded from the computation of diluted net income per share as their inclusion would have been anti-dilutive because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 14 – Other Current Liabilities:

Other current liabilities consisted of the following (in thousands)

	December 31,
	2019	2018
Salaries, wages, commissions and compensated absences	$7,292	$6,483
Accrued rebates	2,076	1,857
Current operating lease liabilities	1,346	-
401K profit sharing accrual	1,352	961
Contract liabilities	1,821	437
Other accrued expenses	5,007	5,029
Other current liabilities	$18,894	$14,767

NOTE 15 – Net Sales:

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”) using the modified retrospective method to all contracts not completed as of January 1, 2018. The Company recorded a net increase to retained earnings of $11.2 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while amounts for periods prior to January 1, 2018 have not been adjusted and continue to be reported under the accounting standards in effect for such periods.

For our Uniforms and Related Products and Promotional Products segments, revenue is primarily generated from the sale of finished products to customers. Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the performance obligations under the contract terms are satisfied. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation.

For our Remote Staffing segment, revenue is generated from providing our customers with staffing solution services. Revenue for our Remote Staffing segment is recognized as services are delivered.

Revenue is measured as the amount of consideration we expect to receive in exchange for the goods or services. Variable consideration for estimated returns and allowances is recorded based upon historical experience and current allowance programs. Contract termination terms may involve variable consideration clauses such as sales discounts and customer rebates, and revenue is adjusted accordingly for these provisions. The promised amount of consideration in a contract is not adjusted for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that product or service will be one year or less. Sales taxes are excluded from the measurement of a performance obligation’s transaction price. Sales commissions are expensed as incurred when we expect that the amortization period of such costs will be one year or less.

Refer to Note 17 for the disaggregation of revenues by operating segment.

Contract Assets

The following table provides information about accounts receivables - trade, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2019	2018
Accounts receivable - trade	$79,746	$64,017
Current contract assets	38,533	49,236
Current contract liabilities	1,821	437

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The decrease in contract assets during the year ended December 31, 2019 was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within the Uniforms and Related Products segment. The majority of the amounts included in contract assets on December 31, 2018 were transferred to accounts receivable during the year ended December 31, 2019. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balances sheets.

NOTE 16 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. During the year ended December 31, 2018, the Company reacquired and retired the remaining 58,216 shares of its common stock under this program. On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program, the Company reacquired and retired 49,091 shares of its common stock during the year ended December 31, 2019. At December 31, 2019, the Company had 700,909 shares remaining under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income. No customer accounted for more than 10% of Company’s total net sales in 2019, 2018 and 2017. Amounts for corporate expenses are included in the totals for the Uniforms and Related Products segment. To better reflect the way in which management now reviews the Company’s operating results, in the third quarter of 2019, the Company changed the composition of total assets for each reportable segment to exclude intercompany balances. This change has been made to all periods presented within this Form 10-K.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2019:
Net sales	$237,554	$36,490	$107,511	$(4,854)	$376,701
Cost of goods sold	155,283	15,066	79,137	(1,714)	247,772
Gross margin	82,271	21,424	28,374	(3,140)	128,929
Selling and administrative expenses	73,003	13,642	23,777	(3,140)	107,282
Other periodic pension cost	1,962	-	-	-	1,962
Interest expense	3,178	-	1,221	-	4,399
Income before taxes on income	$4,128	$7,782	$3,376	$-	$15,286

Depreciation and amortization	$5,975	$963	$1,334	$-	$8,272
Capital expenditures	$8,150	$1,095	$427	$-	$9,672
Total assets	$258,916	$23,970	$76,047	$-	$358,933

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2018:
Net sales	$238,165	$31,311	$80,913	$(4,039)	$346,350
Cost of goods sold	154,437	13,404	58,242	(1,430)	224,653
Gross margin	83,728	17,907	22,671	(2,609)	121,697
Selling and administrative expenses	68,848	11,160	19,311	(2,609)	96,710
Other periodic pension cost	385	-	-	-	385
Interest expense	2,019	-	1,188	-	3,207
Income before taxes on income	$12,476	$6,747	$2,172	$-	$21,395

Depreciation and amortization	$5,611	$990	$1,299	$-	$7,900
Capital expenditures	$2,794	$1,581	$494	$-	$4,869
Total assets(1)	$254,138	$19,717	$61,231	$-	$335,086

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2017:
Net sales	$204,644	$23,021	$42,904	$(3,755)	$266,814
Cost of goods sold	132,181	10,561	29,044	(1,324)	170,462
Gross margin	72,463	12,460	13,860	(2,431)	96,352
Selling and administrative expenses	52,967	7,877	12,179	(2,431)	70,592
Other periodic pension cost	1,224	-	-	-	1,224
Gain (loss) on sale of property, plant and equipment	(2)	1,050	-	-	1,048
Interest expense	387	-	415	-	802
Income before taxes on income	$17,883	$5,633	$1,266	$-	$24,782

Depreciation and amortization	$4,223	$846	$584	$-	$5,653
Capital expenditures	$2,870	$1,156	$219	$-	$4,245
Total assets(1)	$146,259	$18,170	$54,509	$-	$218,938

(1)	Intercompany balances that were previously included in total assets for each reportable segment have been excluded.

NOTE 18 – Acquisition of Businesses:

CID Resources

On May 2, 2018, the Company acquired CID Resources, Inc. (“CID”), a Delaware corporation, which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers.

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

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of CID based on their estimated fair values as of the effective date of the transaction (in thousands):

Cash	$1,360
Accounts receivable	9,657
Prepaid expenses and other current assets	1,248
Inventories	28,895
Property, plant and equipment	1,134
Contract assets	2,535
Identifiable intangible assets	41,020
Goodwill	20,323
Total assets	$106,172
Accounts payable	5,030
Deferred tax liability	9,461
Other current liabilities	967
Total liabilities	$15,458

The amounts in the table above are reflective of measurement period adjustments made during the second quarter of 2019, which included an increase of $2.4 million to goodwill, a decrease of $1.8 million to inventory, and an increase of $0.6 million to accounts payable. The measurement period adjustments did not have a significant impact on the Company’s statements of comprehensive income or cash flows. The Company finalized the purchase price allocation of CID during the second quarter of 2019.

The Company recorded $41.0 million in identifiable intangibles at fair value, consisting of $26.0 million in acquired customer relationships, $0.8 million for a non-compete agreement and $14.2 million for WonderWink trade name. The intangible assets associated with the customer relationships are being amortized for fifteen years beginning on May 2, 2018 and the non-compete agreement is being amortized for five years. The trade name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $1.9 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

Goodwill was calculated as the difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed. This goodwill will not be deductible for tax purposes.

For the year ended December 31, 2018, the Company incurred and expensed transaction related expenses of approximately $2.1 million. This amount is included in selling and administrative expenses on the statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire year ended December 31, 2018, net sales would have increased by approximately $22.3 million and net income would have increased by $2.7 million or $0.17 per share. On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the year ended December 31, 2017, net sales would have increased by approximately $65.3 million and net income would have increased by $0.4 million in or $0.02 per share in 2017.

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

The estimated fair value for acquisition-related contingent consideration payable is $2.8 million as of December 31, 2019. The current portion of $1.1 million is expected to be paid in the second quarter of 2020. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s statement of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Public Identity

On August 21, 2017, BAMKO acquired substantially all of the assets and assumed certain liabilities of PublicIdentity, Inc. (“Public Identity”) of Los Angeles, California. Public Identity is a promotional products and branded merchandise agency that provides innovative, high quality merchandise and promotional products to corporate clients and universities across the country.

The purchase price for the acquisition consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and future payments of approximately $0.4 million in additional consideration through 2020. The majority of the shares issued vest over a three-year period. The fair value of the consideration transferred is approximately $2.3 million. Based up on their acquisition date fair values, we have assigned approximately $1.7 million to identifiable intangible assets and approximately $0.6 million to goodwill. The estimated fair value for acquisition-related consideration payable was $0.1 million as of December 31, 2019.

Tangerine Promotions

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”). The transaction had an effective date of December 1, 2017. Tangerine is a promotional products and branded merchandise agency that serves many well-known brands. The company is a leading provider of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, subject to adjustment, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vest over a four-year period, the potential future payments of approximately $5.5 million in additional contingent consideration through 2021, and the assumption of certain liabilities.

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

The following is our assignment of the aggregate consideration (in thousands):

Accounts receivable	$5,051
Prepaid expenses and other current assets	969
Property, plant and equipment	131
Identifiable intangible assets	6,495
Goodwill	4,169
Total assets	$16,815
Accounts payable	3,374
Other current liabilities	1,353
Total liabilities	$4,727

The Company recorded $6.5 million in identifiable intangibles at fair value, consisting of $3.1 million in acquired customer relationships, $0.2 million in non-compete agreements from the former owners of Tangerine, and $3.2 million for the acquired trade name.

The estimated fair value for acquisition-related contingent consideration payable was $2.6 million as of December 31, 2019. The current portion of $0.8 million is expected to be paid in the second quarter of 2020. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any change will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Goodwill was calculated as the difference between the fair value of the consideration and the values assigned to the assets acquired and liabilities assumed.

The intangible assets associated with the customer relationships and the non-compete agreement are being amortized for seven years beginning on December 1, 2017. The trade name is considered an indefinite-life asset and as such will not be amortized.

The Company recognized amortization expense on these acquired intangible assets of $0.5 million, $0.6 million and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

For the year ended December 31, 2017, the Company incurred and expensed transaction related expenses of approximately $0.2 million. This amount is included in selling and administrative expenses on the statements of comprehensive income.

On a pro forma basis as if the results of this acquisition had been included in our consolidated results for the entire year ended December 31, 2017, net sales would have increased approximately $35.1 million. Net income would have increased $0.1 million or $0.01 per share in 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2020 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2020 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2019, including the 2013 Incentive Stock and Awards Plan:

(c)
	(a)		Number of securities remaining
	Number of securities to be issued	(b)	available for future issuance under
	upon exercise of outstanding	Weighted-average exercise price of	equity compensation plans (excluding
Plan category	options, warrants and rights	outstanding options, warrants and rights	securities reflected in column (a))
Equity compensation Plans approved by Security holders	907,831	$17.24	3,305,302
Equity compensation Plans not approved by Security holders	-	-	-
Total	907,831		3,305,302

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2020 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2020 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2020 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
	(a)(1)	Financial Statements. The following financial statements of Superior Group of Companies, Inc. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements

	(a)(2)	Financial Statement Schedules.
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(a)(3)	Exhibits.
See Exhibit Index

SUPERIOR GROUP OF COMPANIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1

Articles of Amendment to Articles of Organization and Amended and Restated Articles of Incorporation of the Registrant, filed as Exhibit 3.1 to the Form 8-K filed on May 4, 2018 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Form 8-K filed on May 4, 2018 and incorporated herein by reference.
10.1*	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
10.2

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on July 30, 2013, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.

10.3

1994 Superior Surgical Mfg. Co., Inc. Supplemental Pension Plan as amended and restated on November 7, 2008, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.4*

Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 and incorporated herein by reference.

10.5*

Severance Protection Agreement with Peter Benstock, dated November 23, 2005, filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 and incorporated herein by reference.

10.6*

Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 and incorporated herein by reference.

10.7*

Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated December 17, 2012, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2012 and incorporated herein by reference.

10.8*

Amendment No. 1 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 17, 2015, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.9*	2013 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013, and incorporated herein by reference.
10.10*	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.11*	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.12*	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.13*	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.14*	Superior Uniform Group, Inc. Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
10.15*	Superior Uniform Group, Inc. Trust Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
10.16

Asset Purchase Agreement, dated July 1, 2013, among Superior Uniform Group, Inc., HPI Direct, Inc., Richard J. Sosebee, Kirby P. Sims, Jr. and Frederick L. Hill, III, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

10.17

Asset Purchase Agreement, by and among BAMKO, Inc., the Shareholders of BAMKO, Inc., and Prime Acquisition I, LLC, dated as of March 1, 2016, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

10.18*(1)	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 and incorporated herein by reference.
10.19*	Form of Performance Share Agreement, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.
10.20*

Amendment No. 2 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 8, 2016, filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

10.21

Credit Agreement, dated February 28, 2017 among Branch Banking & Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2017 and incorporated herein by reference.

10.22

Asset Purchase Agreement, by and among Tangerine Promotions, Ltd., Tangerine Promotions West, Inc., Steve Friedman, Adam Rosenbaum, and BAMKO, LLC, dated as of December 1, 2017, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2017 and incorporated herein by reference.

10.23*

Amendment No. 3 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 2, 2017, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.24*

Retirement and Consulting Agreement with Alan D. Schwartz, dated March 8, 2017, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 13, 2017 and incorporated herein by reference

10.25*

Amendment No. 4 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 2, 2018, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.26

Stock Purchase Agreement by and among CID Resources, Inc., CID Resources Holdings LLC, the Direct and Indirect Equityholders of CID Resources Holdings LLC and Superior Uniform Group, Inc., dated as of May 2, 2018, filed as Exhibit 2.1 to the Form 8-K filed on May 3, 2018 and incorporated herein by reference.

10.27

Amended and Restated Credit Agreement, by and among Branch Banking and Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Form 8-K filed on May 3, 2018 and incorporated herein by reference.

10.28

First Amendment to Amended and Restated Credit Agreement and Loan Documents, dated as of January 22, 2019, by and among Superior Group of Companies, Inc. (formerly known as Superior Uniform Group Inc.), as borrower, Fashion Seal Corporation, as a guarantor, The Office Gurus, LLC, as a guarantor, Bamko, LLC, as a guarantor, Superior Uniform Arkansas, LLC, as a guarantor, Superior Uniform Group, LLC (formerly known as Superior Group of Companies, LLC), as a guarantor, CID Resources, Inc., as a guarantor, and Branch Banking and Trust Company, as lender, filed as Exhibit 10.1 to the Form 8-K filed on January 25, 2019 and incorporated herein by reference.

10.29*	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.
10.30	Second Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2019, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2019 and incorporated herein by reference.
14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 and incorporated herein by reference.
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
24.1(2)	Power of Attorney (included on the signature page hereto)
31.1(2)	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2(2)	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

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

(2)	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR GROUP OF COMPANIES, INC.

By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

DATE: February 20, 2020

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints each of Michael Benstock, Michael Attinella, and Jordan M. Alpert his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, February 20, 2020
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael Attinella
Michael Attinella, February 20, 2020
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Sidney Kirschner	/s/ Alan Schwartz
Sidney Kirschner, February 20, 2020	Alan Schwartz, February 20, 2020
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, February 20, 2020	Robin Hensley, February 20, 2020
(Director)	(Director)

/s/ Andrew D. Demott, Jr	/s/ Venita Fields
Andrew D. Demott, Jr., February 20, 2020	Venita Fields, February 20, 2020
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, February 20, 2020
(Director)