Form 10-Q
period 2020-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2020-04-30
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The number of shares of common stock of the registrant outstanding as of April 23, 2020 was 15,314,710 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$94,245	$86,552

Costs and expenses:
Cost of goods sold	60,794	56,284
Selling and administrative expenses	27,489	25,863
Other periodic pension costs	285	259
Interest expense	1,060	1,170
	89,628	83,576
Income before taxes on income	4,617	2,976
Income tax expense	1,250	600
Net income	$3,367	$2,376

Net income per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16

Weighted average shares outstanding during the period:
Basic	15,024,851	14,927,341
Diluted	15,200,898	15,262,654

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$243	$247
Recognition of settlement loss included in net periodic pension costs	105	-
Loss on cash flow hedging activities	(5)	(5)
Foreign currency translation adjustment	(1,239)	(28)
Other comprehensive income (loss)	(896)	214
Comprehensive income	$2,471	$2,590

Cash dividends per common share	$0.10	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,773	$9,038
Accounts receivable, less allowance for doubtful accounts of $3,270 and $2,964, respectively	73,551	79,746
Accounts receivable - other	658	1,083
Inventories	73,844	73,379
Contract assets	38,234	38,533
Prepaid expenses and other current assets	7,395	9,934
Total current assets	199,455	211,713
Property, plant and equipment, net	33,971	32,825
Operating lease right-of-use assets	5,033	5,445
Intangible assets, net	61,582	62,536
Goodwill	36,096	36,292
Other assets	8,469	10,122
Total assets	$344,606	$358,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,660	$33,271
Other current liabilities	31,709	18,894
Current portion of long-term debt	11,464	15,286
Current portion of acquisition-related contingent liabilities	1,953	1,905
Total current liabilities	69,786	69,356
Long-term debt	89,662	104,003
Long-term pension liability	10,092	10,253
Long-term acquisition-related contingent liabilities	3,552	3,423
Long-term operating lease liabilities	2,133	2,380
Deferred tax liability	5,970	7,042
Other long-term liabilities	5,021	4,922
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,222,161 and 15,227,604 shares, respectively.	15	15
Additional paid-in capital	57,669	57,442
Retained earnings	109,086	107,581
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,876)	(7,224)
Cash flow hedges	86	91
Foreign currency translation adjustment	(1,590)	(351)
Total shareholders’ equity	158,390	157,554
Total liabilities and shareholders’ equity	$344,606	$358,933

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options, net	44,161		369	(159)		210
Restricted shares issued	38,829					-
Share-based compensation expense			481			481
Cash dividends declared ($0.10 per share)				(1,515)		(1,515)
Tax benefit from vesting of acquisition-related restricted stock			30			30
Shares reacquired and retired	(55,602)		(203)	(789)		(992)
Comprehensive income (loss):
Net earnings				2,376		2,376
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $78					247	247
Change in currency translation adjustment, net of taxes of $5					(28)	(28)
Balance, March 31, 2019	15,229,775	$15	$56,536	$102,945	$(7,771)	$151,725

Balance, January 1, 2020	15,227,604	$15	$57,442	107,581	$(7,484)	$157,554
Restricted shares issued, net	38,015					-
Share-based compensation expense			399			399
Cash dividends declared ($0.10 per share)				(1,521)		(1,521)
Tax provision from vesting of acquisition-related restricted stock			(13)			(13)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				3,367		3,367
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $109					348	348
Change in currency translation adjustment, net of taxes of $397					(1,239)	(1,239)
Balance, March 31, 2020	15,222,161	$15	$57,669	$109,086	$(8,380)	$158,390

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,367	$2,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,869	2,060
Provision for bad debts - accounts receivable	865	138
Share-based compensation expense	399	481
Deferred income tax benefit	(784)	(1,182)
Gain on sale of property, plant and equipment	-	(3)
Change in fair value of acquisition-related contingent liabilities	175	201
Changes in assets and liabilities:
Accounts receivable - trade	4,940	309
Accounts receivable - other	425	312
Contract assets	299	1,876
Inventories	(831)	1,522
Prepaid expenses and other current assets	2,327	(2,197)
Other assets	1,410	(1,503)
Accounts payable and other current liabilities	4,656	(12)
Long-term pension liability	294	262
Other long-term liabilities	134	1,099
Net cash provided by operating activities	19,545	5,739

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,073)	(1,723)
Proceeds from disposals of property, plant and equipment	-	3
Net cash used in investing activities	(2,073)	(1,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	34,488	54,856
Repayment of debt	(52,672)	(55,161)
Payment of cash dividends	(1,521)	(1,515)
Proceeds received on exercise of stock options	-	210
Tax (provision) benefit from vesting of acquisition-related restricted stock	(13)	30
Common stock reacquired and retired	(500)	(992)
Net cash used in financing activities	(20,218)	(2,572)

Effect of currency exchange rates on cash	(519)	15
Net increase (decrease) in cash and cash equivalents	(3,265)	1,462
Cash and cash equivalents balance, beginning of period	9,038	5,362
Cash and cash equivalents balance, end of period	$5,773	$6,824

See accompanying Notes to the Condensed Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Basis of Presentation:

Basis of presentation

The condensed consolidated financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Superior Group Holdings, Inc., Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, and BAMKO UK, Limited, each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as the “Company,” “Superior,” “we,” “our,” or “us.” Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and filed with the Securities and Exchange Commission. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The Company’s adoption of this standard on January 1, 2020 did not have a material impact on its financial statements.

In August 2018, the FASB issued ASU 2018-15, “Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update also requires an entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement. This update is effective for fiscal years beginning after December 15, 2019 and may be applied prospectively or retrospectively. On January 1, 2020, the Company adopted this standard on a prospective basis. The Company’s adoption of this standard did not have a material impact on its financial statements.

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

In December 2019, the FASB Issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating this guidance to determine what impact it may have on its financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. This guidance may be applied through December 31, 2022. The Company will apply this guidance to transactions and modifications to contracts and hedging relationships that reference LIBOR.

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2020	2019
Finished goods	$65,530	$65,413
Work in process	558	652
Raw materials	7,756	7,314
Inventories	$73,844	$73,379

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Credit Facilities:
Revolving credit facility due May 2023	$23,476	$37,838
Term loan due February 2024 (“2017 Term Loan”)	24,000	25,500
Term loan due January 2026 (“2018 Term Loan”)	54,167	56,488
	101,643	119,826
Less:
Payments due within one year included in current liabilities	11,464	15,286
Debt issuance costs	517	537
Long-term debt less current maturities	$89,662	$104,003

The Company is party to an amended and restated credit agreement (the “Credit Agreement”) with Truist Bank (formerly known as Branch Banking and Trust Company), consisting of a $75 million revolving credit facility expiring in May 2023, a term loan maturing in February 2024 (“2017 Term Loan”) and a term loan maturing in January 2026 (“2018 Term Loan”).

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.77% at March 31, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (1.60% at March 31, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2020, there were no outstanding letters of credit.

On March 30, 2020, the Company entered into debt deferment agreements with Truist Bank to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2020 - $3.0 million; 2021 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2020 - $4.6 million; 2021 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Company is a party to an interest rate swap with a total notional value of $12.0 million as of March 31, 2020 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. During the three months ended March 31, 2020 and 2019, a loss of $0.3 million and $0.1 million, respectively, was recognized on the interest rate swap.

NOTE 4 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost - benefits earned during the period	$38	$29
Interest cost on projected benefit obligation	216	271
Expected return on plan assets	(389)	(337)
Recognized actuarial loss	320	325
Settlement loss	138	-
Net periodic pension cost after settlements	$323	$288

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

NOTE 5 – Net Sales:

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

Revenue is measured at the amount of consideration we expect to receive in exchange for the goods or services. Variable consideration for estimated returns and allowances is recorded based upon historical experience and current allowance programs. Contract termination terms may involve variable consideration clauses such as sales discounts and customer rebates, and revenue is adjusted accordingly for these provisions. The promised amount of consideration in a contract is not adjusted for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that product or service will be one year or less. Sales taxes are excluded from the measurement of a performance obligation’s transaction price. Sales commissions are expensed as incurred when we expect that the amortization period of such costs will be one year or less.

Refer to Note 10 for the disaggregation of revenues by operating segment.

Contract Assets

The following table provides information about accounts receivables - trade, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable - trade	$73,551	$79,746
Current contract assets	38,234	38,533
Current contract liabilities	17,646	1,821

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. A portion of the amounts included in contract assets on December 31, 2019 were transferred to accounts receivable during the three months ended March 31, 2020. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balances sheets. The increase in contract liabilities during the three months ended March 31, 2020 was primarily attributable to new customer contracts for the sourcing of personal protective equipment within the Promotional Products and Uniform and Related Products segments. During the three months ended March 31, 2020, $0.9 million of revenue was recognized from the contract liabilities balance as of December 31, 2019.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable was $2.8 million as of March 31, 2020, of which $1.1 million is expected to be paid in the second quarter of 2020. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable was $2.7 million as of March 31, 2020, of which $0.9 million is expected to be paid in the second quarter of 2020. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options and SARs	$164	$73
Restricted stock	161	188
Performance shares	74	220
Total share-based compensation expense	$399	$481

Related income tax benefit	$54	$58

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

A summary of stock option transactions during the three months ended March 31, 2020 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2020	701,131	$16.82	2.95	$714
Granted(1)	163,545	10.97
Exercised	-	-
Lapsed or cancelled	(97,172)	18.00
Outstanding, March 31, 2020	767,504	15.42	3.37	217
Exercisable, March 31, 2020	421,123	16.12	2.45	217

(1)	The weighted average grant date fair value of stock options granted was $2.14 per share.

As of March 31, 2020, the Company had $0.6 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.4 years.

A summary of stock-settled SARs transactions during the three months ended March 31, 2020 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2020	206,700	$18.67	2.04	$-
Granted(1)	153,822	10.97
Exercised	-	-
Lapsed or cancelled	(68,501)	15.97
Outstanding, March 31, 2020	292,021	15.25	3.41	-
Exercisable, March 31, 2020	126,068	18.95	1.83	-

(1)	The weighted average grant date fair value of SARs granted was $2.14 per share.

As of March 31, 2020, the Company had $0.3 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.7 years.

Restricted Stock

The Company has granted restricted stock to directors and certain employees which vest at a specified future date, generally after three years, or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Incentive Stock and Awards Plan (the “2013 Plan”). Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period.

A summary of restricted stock transactions during the three months ended March 31, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	151,166	$18.44
Granted	49,543	10.97
Vested	(34,619)	16.97
Forfeited	(17,420)	14.24
Outstanding, March 31, 2020	148,670	16.79

As of March 31, 2020, the Company had $1.5 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.1 years.

Performance Shares

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

A summary of performance share transactions during the three months ended March 31, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	194,012	$19.77
Granted	-	-
Vested	(5,892)	16.97
Forfeited	(8,952)	20.42
Outstanding, March 31, 2020	179,168	19.83

As of March 31, 2020, the Company had $1.2 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.4 years.

NOTE 8 – Income Taxes:

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

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or the tax environment changes.

For the three months ended March 31, 2020, the Company recorded a provision for income taxes of $1.3 million, which represents an effective tax rate of 27.1%. For the three months ended March 31, 2019, the Company recorded a provision for income taxes of $0.6 million, which represents an effective tax rate of 20.2%. The increase in the effective tax rate was primarily driven by rate increases of 3.7% for foreign taxes, 0.9% for state income taxes and 1.6% for non-deductible losses recognized on assets associated with the Company’s Non-Qualified Deferred Compensation Plan.

NOTE 9 – Net Income Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income used in the computation of basic and diluted net income per share (in thousands)	$3,367	$2,376

Weighted average shares outstanding - basic	15,024,851	14,927,341
Dilutive common stock equivalents	176,047	335,313
Weighted average shares outstanding - diluted	15,200,898	15,262,654
Net income per share:
Basic	$0.22	$0.16
Diluted	$0.22	$0.16

Awards to purchase approximately 449,191 and 341,995 shares of common stock with weighted average exercise prices of $19.07 and $20.99 per share were outstanding during the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 10 – Operating Segment Information:

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended March 31, 2020:
Net sales	$60,102	$9,200	$26,178	$(1,235)	$94,245
Cost of goods sold	38,672	3,988	18,599	(465)	60,794
Gross margin	21,430	5,212	7,579	(770)	33,451
Selling and administrative expenses	18,225	3,396	6,638	(770)	27,489
Other periodic pension cost	285	-	-	-	285
Interest expense	872	-	188	-	1,060
Income before taxes on income	$2,048	$1,816	$753	$-	$4,617

Depreciation and amortization	$1,310	$217	$342	$-	$1,869
Capital expenditures	$1,852	$166	$55	$-	$2,073
Total assets	$249,629	$22,436	$72,541	$-	$344,606

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended March 31, 2019:
Net sales	$58,679	$8,599	$20,359	$(1,085)	$86,552
Cost of goods sold	38,361	3,560	14,733	(370)	56,284
Gross margin	20,318	5,039	5,626	(715)	30,268
Selling and administrative expenses	18,177	3,119	5,282	(715)	25,863
Other periodic pension cost	259	-	-	-	259
Interest expense	878	-	292	-	1,170
Income before taxes on income	$1,004	$1,920	$52	$-	$2,976

Depreciation and amortization	$1,488	$256	$316	$-	$2,060
Capital expenditures	$1,158	$409	$156	$-	$1,723
Total assets(1)	$255,949	$21,770	$61,855	$-	$339,574

(1)	Intercompany balances that were previously included in total assets for each reportable segment have been excluded.

NOTE 11 – COVID-19:

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. While during the three months ended March 31, 2020, the pandemic did not have a material impact on the Company’s business, international, federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 as governments enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures that prohibit many employees from going to work. These government measures have begun to lead to changes in customer purchasing patterns and supply chains.

COVID-19 could continue to have a number of increasingly adverse impacts on our business, including, but not limited to, additional disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

The majority of the principal fabrics used in the manufacture of products within the Uniform and Related Products segment are sourced in China and the vast majority of raw materials used in our Promotional Products segment are predominantly sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

We have and will continue to monitor and control our expense levels to protect our profitability. For example, on March 30, 2020, we entered into debt deferment agreements with Truist Bank (formerly known as Branch Banking and Trust Company) to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Additionally, we are proactively taking steps to increase available cash on hand by targeted reductions in discretionary operating expenses. Finally, we are delaying certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, further declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, it is likely that prolonged periods of difficult market conditions would have material adverse impacts on our business, financial condition, results of operations and cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.

Disclosure Regarding Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) the projected impact of the current coronavirus (COVID-19) on our, our customers’, and our suppliers’ businesses, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the current coronavirus (COVID-19) pandemic on the U.S. and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors; general economic conditions, including employment levels, in the areas of the United States of America (“United States”) in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such business during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. While during the three months ended March 31, 2020, the pandemic did not have a material impact on the Company’s business, international, federal, state and local efforts to contain the spread of COVID-19 intensified in March 2020 as governments enacted shelter in place orders, declared states of emergency, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures that prohibit many employees from going to work. These government measures have begun to lead to changes in customer purchasing patterns and supply chains.

COVID-19 could continue to have a number of increasingly adverse impacts on our business, including, but not limited to, additional disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable.  Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

The majority of the principal fabrics used in the manufacture of products within the Uniform and Related Products segment are sourced in China and the vast majority of raw materials used in our Promotional Products segment are predominantly sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

We have and will continue to monitor and control our expense levels to protect our profitability. For example, on March 30, 2020, we entered into debt deferment agreements with Truist Bank (formerly known as Branch Banking and Trust Company) to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Additionally, we are proactively taking steps to increase available cash on hand by targeted reductions in discretionary operating expenses. Finally, we are delaying certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, further declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, it is likely that prolonged periods of difficult market conditions would have material adverse impacts on our business, financial condition, results of operations and cash flows.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to workers in the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. As a result of the COVID-19 pandemic, we anticipate increased sales of our healthcare service apparel to laundries, dealers and distributors that service hospitals and other medical facilities; however, sales of healthcare apparel to retail markets may be negatively impacted. We are currently working with our retailers to develop alternative strategies to ensure that our customers are able to take advantage of the increase in demand from medical professionals. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States has been significantly impacted by the COVID-19 pandemic, and as a result, we expect to see reduced short-term demand for uniform apparel in many of our customers’ industries, some of which is expected to be offset by demand from customers in certain retail industries, such as grocery and pharmacy customers, and healthcare. Based on the longer-term fundamentals of our uniform business, we anticipate that we will have growth opportunities when market conditions in the United States stabilize and begin to improve.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. Over the past 10 years, The Office Gurus has become an award-winning global business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The COVID-19 pandemic has created certain disruptions in our ability provide services to our customers, and has resulted in a reduction in billable hours charged to our customers. The pandemic has also generated uncertainties for our customers and their industries. With an environment and career path designed to attract and maintain top talent across all sites, The Office Gurus is positioned well to continue growth when market conditions begin to stabilize.

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). One of the top firms in the promotional products industry, BAMKO has a number of strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are very competitive, BAMKO is positioned to be a platform for potential future acquisitions in this industry. We completed two additional acquisitions in this segment in late 2017 and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders and expect those growth opportunities to continue once the current market environment stabilizes. As a result of the COVID-19 pandemic, however, the branded merchandise industry has experienced customer budget cuts and widespread event cancellations that has led to customer orders being delayed or cancelled entirely. Our Promotional Products segment is experiencing reduced activities from customers in certain areas, such as the restaurant and entertainment industries. In responding to the needs of our customers, the sourcing team within the Promotional Products segment has recently focused on the sourcing of much needed personal protective equipment for our customers to help offset the shortfall in sales from our existing product lines. From a long-term perspective, we believe that this segment’s synergistic fit with our uniform business will create opportunities to cross-sell the products of various business segments to new and existing customers.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Net Sales (in thousands):
	Three Months Ended March 31,
	2020	2019	% Change
Uniforms and Related Products	$60,102	$58,679	2.4%
Remote Staffing Solutions	9,200	8,599	7.0%
Promotional Products	26,178	20,359	28.6%
Net intersegment eliminations	(1,235)	(1,085)	13.8%
Consolidated Net Sales	$94,245	$86,552	8.9%

Net sales for the Company increased 8.9% from $86.6 million for the three months ended March 31, 2019 to $94.2 million for the three months ended March 31, 2020. The principal components of this aggregate increase in net sales were as follows: (1) an increase in the net sales of our Uniform and Related Products segment (contributing 1.6%, of which $2.0 million (contributing 2.3%) represented the effect of differences in timing of revenues recognized under ASC 606 between periods), (2) an increase in the net sales for our Promotional Products segment (contributing 6.7%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 0.6%).

Uniforms and Related Products net sales increased 2.4%, or $1.4 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to the timing of finished goods receipts for inventory items with no alternative use. Shipments by our Uniform and Related Products segment decreased from $60.4 million to $59.8 million comparing the three months ended March 31, 2020 with the prior year period. For a reconciliation of shipments by our Uniform and Related Products segment, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 7.0% before intersegment eliminations and 6.0% after intersegment eliminations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These increases were primarily attributed to providing continued services in the current year period to our customer base that was expanded during 2019. Despite the increase in net sales, overall growth during three months ended March 31, 2020 was negatively impacted by disruptions in March 2020 resulting from COVID-19.

Promotional Products net sales increased 28.6% or $5.8 million, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase was primarily due to the expansion of our sales force in 2019 and continued product sales to our expanded customer base during the current year period.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.3% for the three months ended March 31, 2020 and 65.4% for the three months ended March 31, 2019. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to the revenue increase explained above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 43.3% for the three months ended March 31, 2020 and 41.4% for the three months ended March 31, 2019. The percentage increase was primarily driven by disruptions in March 2020 resulting from COVID-19.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 71.0% for the three months ended March 31, 2020 and 72.4% for the three months ended March 31, 2019. The percentage decrease was primarily the result of differences in the mix of products and customers, with sales to higher margin contract customers representing a larger percentage of our overall sales during the three months ended March 31, 2020.

Selling and Administrative Expenses

Selling and administrative expenses were impacted by COVID-19 and the Company’s response to the pandemic. Selling and administrative expenses for three months ended March 31, 2020 included investment losses of $0.9 million recognized on assets associated with the Company’s Non-Qualified Deferred Compensation Plan, bad debt expense of $0.9 million on outstanding trade accounts receivable and severance expense of $0.4 million. These charges were partially offset by a reduction in expenses of $1.2 million resulting from forgoing the Company’s discretionary matching contribution under its defined contribution plan.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 30.3% for the three months ended March 31, 2020 and 31.0% for the three months ended March 31, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 36.9% for the three months ended March 31, 2020 and 36.3% for the three months ended March 31, 2019. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 25.4% for the three months ended March 31, 2020 and 25.9% for the three months ended March 31, 2019. The percentage decrease was primarily related to the net sales increase explained above.

Interest Expense

Interest expense decreased to $1.1 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease in LIBOR rates, partially offset by a loss of $0.3 million recognized on our interest rate swap during the three months ended March 31, 2020.

Income Taxes

The effective income tax rate was 27.1% and 20.2% in the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate was primarily driven by rate increases of 3.7% for foreign taxes, 0.9% for state income taxes and 1.6% for non-deductible losses recognized on assets associated with the Company’s Non-Qualified Deferred Compensation Plan. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, cash flows from operating activities, and activity ratios. The strength of the Company’s balance sheet generally provides the ability to pursue acquisitions, invest in new product lines and technologies and invest in additional working capital as necessary.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements for the next twelve months. The Company is proactively taking steps to increase available cash on hand by targeted reductions in discretionary cash outflows. The Company may also begin relying on the issuance of equity or debt securities. There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or debt securities with equity features may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Cash and cash equivalents decreased by $3.2 million to $5.8 million as of March 31, 2020 from $9.0 million on December 31, 2019. Working capital decreased to $129.7 million at March 31, 2020 from $142.4 million at December 31, 2019. The decrease in working capital was primarily due to an increase in other current liabilities and decreases in trade accounts receivable and prepaid expenses and other current assets, partially offset by decreases in accounts payable and current portion of long-term debt. The increase in other current liabilities was driven by an increase of $15.8 million in contract liabilities primarily resulting from new customer contracts for the sourcing of personal protective equipment needed in response to COVID-19 within the Promotional Products and Uniform and Related Products segments. The decrease in trade accounts receivable was primarily driven by the timing of billings within the Promotional Products segment. The decrease in prepaid expenses and other current assets was primarily related to the timing of prepaid expenses. The decrease in accounts payable was primarily related to the timing of orders and payments to suppliers within the Uniform and Related Products and Promotional Products segments. The decrease in current portion of long-term debt was primarily due to the debt deferment agreements entered into in March 2020 that deferred contractual principal and interest payments on outstanding debt obligations due in the second quarter of 2020 until maturity.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$19,545	$5,739
Investing activities	(2,073)	(1,720)
Financing activities	(20,218)	(2,572)
Effect of exchange rates on cash	(519)	15
Net increase (decrease) in cash and cash equivalents	$(3,265)	$1,462

Operating Activities. The increase in net cash provided by operating activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to the receipt of advance payments from new customer contracts for the sourcing of personal protective equipment needed in response to COVID-19 within the Promotional Products and Uniform and Related Products segments and the timing of advance payments made to vendors. Working capital cash changes during the three months ended March 31, 2020 included a decrease of $4.9 million in trade accounts receivable, an increase in accounts payable and other current liabilities of $4.7 million and a decrease in prepaid expenses and other current assets of $2.3 million. Working capital cash changes during the three months ended March 31, 2019 included a decrease of $2.2 million in prepaid expenses and other current assets.

Investing Activities. The increase in net cash used in investing activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was attributable to an increase in capital expenditures of $0.4 million. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. In the near term, the Company expects to delay certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Financing Activities. The increase in net cash used in financing activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily attributable to an increase in net repayments of $17.9 million in debt. Excess cash generated from operating activities during the three months ended March 31, 2020 was used to repay outstanding borrowings under the revolving credit facility.

Credit Facilities (See Note 3 to the Financial Statements)

As of March 31, 2020, the Company had approximately $101.6 million in outstanding borrowings under its amended and restated credit agreement (the “Credit Agreement”) with Truist Bank, consisting of $23.5 million outstanding under the revolving credit facility expiring in May 2023, $24.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”), and $54.2 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.77% at March 31, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (1.60% at March 31, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. At March 31, 2020, the Company had undrawn capacity of $51.5 million under the revolving credit facility.

On March 30, 2020, the Company entered into debt deferment agreements with Truist Bank to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2020 - $3.0 million; 2021 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2020 - $4.6 million; 2021 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of March 31, 2020, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During each of the three months ended March 31, 2020 and 2019, the Company paid cash dividends of $1.5 million.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program the Company reacquired and retired 43,458 shares of its common stock during the three months ended March 31, 2020. At March 31, 2020, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

Due to the anticipated continuing impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and cash flows, the Company has elected to suspend its regular quarterly dividend until we have clearer visibility on improved macro conditions.

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

The following tables reconcile net sales to shipments of our Uniform and Related Products segment (in thousands):

RECONCILIATION OF UNIFORM AND RELATED PRODUCTS SEGMENT GAAP SALES TO SHIPMENTS
	Three Months Ended March 31,
	2020	2019
Uniform and Related Products net sales, as reported	$60,102	$58,679
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniform and Related Products net sales	(293)	1,711
Uniform and Related Products shipments	$59,809	$60,390

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2020 would have resulted in approximately $0.3 million in additional pre-tax interest expense for the three months ended March 31, 2020. See Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of March 31, 2020, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency, are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the three months ended March 31, 2020 and 2019, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the three months ended March 31, 2020 included a foreign currency translation adjustment loss of $1.2 million primarily related to exchange rate movements of the Brazilian real.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019.

Our business has been adversely affected and could in the future be materially adversely impacted by the coronavirus (COVID-19) pandemic.

COVID-19 has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our products and services; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery when the COVID-19 pandemic subsides.

The spreading of COVID-19 that is impacting global economic activity and market conditions could lead to changes in customer purchasing patterns. We have begun to see disruptions in our customers’ businesses, including, but not limited to, our customers’ willingness and ability to spend, layoffs and furloughs of our customers’ employees, and temporary or permanent closures of businesses that consume our products and services. Prolonged periods of difficult conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

The majority of the principal fabrics used in the manufacture of products within the Uniform and Related Products segment are sourced in China and the vast majority of raw materials used in our Promotional Products segment are predominantly sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

The potential effects of COVID-19 also could impact us in a number of other ways, including, but not limited to, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, further declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Any of these events could materially adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2020, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	1,958	$13.21	1,958
February 1, 2020 to February 29, 2020	24,500	11.75	24,500
March 1, 2020 to March 31, 2020	17,000	10.96	17,000
Total	43,458	11.51	43,458	657,451

(1)

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Under our Credit Agreement, as amended, with Truist Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of such agreement.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
4.1*	Description of the Securities of Superior Group of Companies, Inc. registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1*	Note Modification Agreements (Line of Credit) Obligor and Obligation No. 9661527819-00008, dated March 30, 2020, among Superior Group of Companies, Inc. , as borrower, and Truist Bank (formerly known as Branch Banking and Trust Company), as lender.
10.2*	Note Modification Agreements Term Loans Obligor and Obligation No. 9661527819-00009, dated March 30, 2020, among Superior Group of Companies, Inc. , as borrower, and Truist Bank (formerly known as Branch Banking and Trust Company), as lender.
10.3*	Note Modification Agreements Term Loans Obligor and Obligation No. 9661527819-90002, dated March 30, 2020, among Superior Group of Companies, Inc. , as borrower, and Truist Bank (formerly known as Branch Banking and Trust Company), as lender.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

*Filed herewith.

**Furnished, not filed.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2020	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2020
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)