Form 10-Q
period 2020-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2020-07-29
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The number of shares of common stock of the registrant outstanding as of July 22, 2020 was 15,324,330 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,
	2020	2019
Net sales	$159,359	$92,270

Costs and expenses:
Cost of goods sold	103,421	59,927
Selling and administrative expenses	36,298	26,885
Other periodic pension costs	333	547
Interest expense	433	1,259
	140,485	88,618
Income before taxes on income	18,874	3,652
Income tax expense	3,700	871
Net income	$15,174	$2,781

Net income per share:
Basic	$1.01	$0.19
Diluted	$1.00	$0.18

Weighted average shares outstanding during the period:
Basic	15,016,062	14,952,802
Diluted	15,171,086	15,287,357

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$237	$256
Recognition of settlement loss included in net periodic pension costs	147	246
Loss on cash flow hedging activities	(6)	(6)
Foreign currency translation adjustment	(162)	49
Other comprehensive income	216	545
Comprehensive income	$15,390	$3,326

Cash dividends per common share	$-	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Six Months Ended June 30,
	2020	2019
Net sales	$253,604	$178,822

Costs and expenses:
Cost of goods sold	164,215	116,211
Selling and administrative expenses	63,787	52,748
Other periodic pension costs	618	806
Interest expense	1,493	2,429
	230,113	172,194
Income before taxes on income	23,491	6,628
Income tax expense	4,950	1,471
Net income	$18,541	$5,157

Net income per share:
Basic	$1.23	$0.35
Diluted	$1.22	$0.34

Weighted average shares outstanding during the period
Basic	15,020,457	14,940,072
Diluted	15,185,992	15,275,006

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$480	$503
Recognition of settlement loss included in net periodic pension costs	252	246
Loss on cash flow hedging activities	(11)	(11)
Foreign currency translation adjustment	(1,401)	21
Other comprehensive income (loss)	(680)	759
Comprehensive income	$17,861	$5,916

Cash dividends per common share	$0.10	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,102	$9,038
Accounts receivable, less allowance for doubtful accounts of $6,693 and $2,964, respectively	87,064	79,746
Accounts receivable - other	819	1,083
Inventories	72,462	73,379
Contract assets	35,129	38,533
Prepaid expenses and other current assets	11,046	9,934
Total current assets	211,622	211,713
Property, plant and equipment, net	35,656	32,825
Operating lease right-of-use assets	4,595	5,445
Intangible assets, net	60,634	62,536
Goodwill	36,071	36,292
Other assets	9,592	10,122
Total assets	$358,170	$358,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,275	$33,271
Other current liabilities	39,348	18,894
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	2,786	1,905
Total current liabilities	90,695	69,356
Long-term debt	69,730	104,003
Long-term pension liability	9,932	10,253
Long-term acquisition-related contingent liabilities	1,742	3,423
Long-term operating lease liabilities	1,880	2,380
Deferred tax liability	4,405	7,042
Other long-term liabilities	5,311	4,922
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,231,781 and 15,227,604 shares, respectively.	15	15
Additional paid-in capital	58,381	57,442
Retained earnings	124,243	107,581
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,492)	(7,224)
Cash flow hedges	80	91
Foreign currency translation adjustment	(1,752)	(351)
Total shareholders’ equity	174,475	157,554
Total liabilities and shareholders’ equity	$358,170	$358,933

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2019	15,229,775	$15	$56,536	$102,945	$(7,771)	$151,725
Common shares issued upon exercise of options, net	18,533		88	(18)		70
Restricted shares issued, net	10,000					-
Share-based compensation expense			551			551
Cash dividends declared ($0.10 per share)				(1,508)		(1,508)
Common stock reacquired and retired	(2,614)		(9)	(35)		(44)
Comprehensive income (loss):
Net earnings				2,781		2,781
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $158					502	502
Change in currency translation adjustment, net of taxes of $12					49	49
Balance, June 30, 2019	15,255,694	$15	$57,166	$104,165	$(7,226)	$154,120

Balance, April 1, 2020	15,222,161	$15	$57,669	109,086	$(8,380)	$158,390
Common shares issued upon exercise of options, net	9,620		50	(17)		33
Share-based compensation expense			662			662
Comprehensive income (loss):
Net earnings				15,174		15,174
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $121					384	384
Change in currency translation adjustment, net of taxes of $52					(162)	(162)
Balance, June 30, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options, net	62,694		457	(177)		280
Restricted shares issued	48,829					-
Share-based compensation expense			1,032			1,032
Tax benefit from vesting of acquisition-related restricted stock			30			30
Cash dividends declared ($0.20 per share)				(3,023)		(3,023)
Common stock reacquired and retired	(58,216)		(212)	(824)		(1,036)
Comprehensive income (loss):
Net earnings				5,157		5,157
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $235					749	749
Change in currency translation adjustment, net of taxes of $7					21	21
Balance, June 30, 2019	15,255,694	$15	$57,166	$104,165	$(7,226)	$154,120

Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	9,620		50	(17)		33
Restricted shares issued	38,015					-
Share-based compensation expense			1,061			1,061
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Cash dividends declared ($0.10 per share)				(1,521)		(1,521)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				18,541		18,541
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $230					732	732
Change in currency translation adjustment, net of taxes of $449					(1,401)	(1,401)
Balance, June 30, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,541	$5,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,959	4,211
Provision for bad debts - accounts receivable	4,517	361
Share-based compensation expense	1,061	1,032
Deferred income tax benefit	(2,417)	(1,979)
Gain on sale of property, plant and equipment	-	(3)
Change in fair value of acquisition-related contingent liabilities	1,165	417
Changes in assets and liabilities:
Accounts receivable - trade	(12,261)	(7,230)
Accounts receivable - other	264	280
Contract assets	3,404	5,562
Inventories	492	2,113
Prepaid expenses and other current assets	(1,479)	(2,625)
Other assets	390	(2,102)
Accounts payable and other current liabilities	21,023	(14)
Long-term pension liability	639	812
Other long-term liabilities	464	759
Net cash provided by operating activities	39,762	6,751

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,893)	(4,979)
Proceeds from disposals of property, plant and equipment	-	3
Net cash used in investing activities	(4,893)	(4,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	77,525	94,466
Repayment of debt	(111,838)	(88,667)
Payment of cash dividends	(1,521)	(3,023)
Payment of acquisition-related contingent liability	(1,966)	(961)
Proceeds received on exercise of stock options	33	280
Tax (provision) benefit from vesting of acquisition-related restricted stock	(13)	30
Common stock reacquired and retired	(500)	(1,036)
Net cash provided by (used in) financing activities	(38,280)	1,089

Effect of currency exchange rates on cash	(525)	41
Net increase (decrease) in cash and cash equivalents	(3,936)	2,905
Cash and cash equivalents balance, beginning of period	9,038	5,362
Cash and cash equivalents balance, end of period	$5,102	$8,267

See accompanying Notes to the Condensed Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Basis of Presentation:

Basis of presentation

The condensed consolidated financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Superior Group Holdings, Inc., Fashion Seal Corporation, BAMKO, LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, BAMKO UK, Limited, and BAMKO Merch Inc., each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as the “Company,” “Superior,” “we,” “our,” or “us.” Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. In February 2020, the FASB issued ASU 2020-2, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” The update delayed the effective date of ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” for Smaller Reporting Companies until fiscal years beginning after December 15, 2022. Adoption will require a modified retrospective approach beginning with the earliest period presented. The Company is currently evaluating the potential impact this standard will have on its financial statements.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2020	2019
Finished goods	$59,335	$65,413
Work in process	1,032	652
Raw materials	12,095	7,314
Inventories	$72,462	$73,379

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Credit Facilities:
Revolving credit facility due May 2023	$7,346	$37,838
Term loan due February 2024 (“2017 Term Loan”)	24,000	25,500
Term loan due January 2026 (“2018 Term Loan”)	54,167	56,488
	85,513	119,826
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	497	537
Long-term debt less current maturities	$69,730	$104,003

The Company is party to an amended and restated credit agreement (the “Credit Agreement”) with Truist Bank (formerly known as Branch Banking and Trust Company), consisting of a $75 million revolving credit facility expiring in May 2023, a term loan maturing in February 2024 (“2017 Term Loan”) and a term loan maturing in January 2026 (“2018 Term Loan”).

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.03% at June 30, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.86% at June 30, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2020, there were no outstanding letters of credit.

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

The Company is a party to an interest rate swap with a total notional value of $11.3 million as of  June 30, 2020 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. During the six months ended June 30, 2020 and 2019, a loss of $0.3 million and $0.2 million, respectively, was recognized on the interest rate swap.

NOTE 4 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost - benefits earned during the period	$38	$29	$76	$58
Interest cost on projected benefit obligation	216	271	432	542
Expected return on plan assets	(389)	(384)	(778)	(721)
Recognized actuarial loss	313	324	633	649
Settlement loss	193	336	331	336
Net periodic pension cost after settlements	$371	$576	$694	$864

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

NOTE 5 – Net Sales:

For our Uniforms and Related Products and Promotional Products segments, revenue is primarily generated from the sale of finished products to customers. Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the performance obligations under the contract terms are satisfied. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue from the sale of personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, is generally recognized at a point in time when the goods are transferred to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation.

For our Remote Staffing segment, revenue is generated from providing our customers with staffing solution services. Revenue for our Remote Staffing segment is recognized as services are delivered.

Revenue is measured at the amount of consideration we expect to receive in exchange for the goods or services. Variable consideration for estimated returns, allowances and other price variances is recorded based upon historical experience and current allowance programs. Contract termination terms may involve variable consideration clauses such as sales discounts and customer rebates, and revenue is adjusted accordingly for these provisions. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The promised amount of consideration in a contract is not adjusted for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that product or service will be one year or less. Sales taxes are excluded from the measurement of a performance obligation’s transaction price. Sales commissions are expensed as incurred when we expect that the amortization period of such costs will be one year or less.

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Uniforms and Related Products Segment:
Uniforms and related products	$66,977	$59,945	$125,612	$117,192
Personal protective equipment	8,865	800	10,332	2,232
Total Uniforms and Related Products Segment	$75,842	$60,745	$135,944	$119,424

Remote Staffing Solutions Segment:
Remote staffing solutions services	$9,351	$8,993	$18,551	$17,592
Net intersegment eliminations	(1,290)	(1,212)	(2,525)	(2,297)
Total Remote Staffing Solutions Segment	$8,061	$7,781	$16,026	$15,295

Promotional Products Segment:
Promotional products	$25,772	$23,744	$51,950	$44,103
Personal protective equipment	49,684	-	49,684	-
Total Promotional Products Segment	$75,456	$23,744	$101,634	$44,103

Consolidated Net Sales	$159,359	$92,270	$253,604	$178,822

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables - trade, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2020	2019
Accounts receivable - trade	$87,064	$79,746
Current contract assets	35,129	38,533
Current contract liabilities	8,472	1,821

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2019 were transferred to accounts receivable during the six months ended June 30, 2020. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. The increase in contract liabilities during the six months ended June 30, 2020 was primarily attributable to new customer contracts for the sourcing of personal protective equipment within the Promotional Products and Uniforms and Related Products segments. During the six months ended June 30, 2020, $1.1 million of revenue was recognized from the contract liabilities balance as of December 31, 2019.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable was $2.6 million as of June 30, 2020, of which $1.8 million is expected to be paid in the second quarter of 2021. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable was $1.9 million as of June 30, 2020, of which $1.0 million is expected to be paid in the second quarter of 2021. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities  may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options and SARs	$345	$105	$510	$178
Restricted stock	203	209	363	397
Performance shares	114	237	188	457
Total share-based compensation expense	$662	$551	$1,061	$1,032

Related income tax benefit	$75	$67	$129	$125

Stock options and SARs

The Company grants stock options and stock-settled SARs to employees that allow them to purchase shares of the Company’s common stock. Stock options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARs at the date of grant using the Black-Scholes valuation model.

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest either one or two years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs.

A summary of stock option transactions during the six months ended June 30, 2020 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2020	701,131	$16.82	2.95	$714
Granted(1)	528,900	8.70
Exercised	(14,000)	4.71
Lapsed or cancelled	(111,668)	17.81
Outstanding, June 30, 2020	1,104,363	12.98	3.84	3,405
Exercisable, June 30, 2020	400,863	16.46	2.29	579

(1)	The weighted average grant date fair value of stock options granted was $2.04 per share.

As of June 30, 2020, the Company had $1.2 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.0 years.

A summary of stock-settled SARs transactions during the six months ended June 30, 2020 follows:

			Weighted Average
	No. of	Weighted Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding, January 1, 2020	206,700	$18.67	2.04	$-
Granted(1)	225,625	10.08
Exercised	-	-
Lapsed or cancelled	(68,501)	15.97
Outstanding, June 30, 2020	363,824	13.85	3.46	316
Exercisable, June 30, 2020	126,068	18.95	1.58	-

(1)	The weighted average grant date fair value of SARs granted was $2.18 per share.

As of June 30, 2020, the Company had $0.4 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.2 years.

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

A summary of restricted stock transactions during the six months ended June 30, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	151,166	$18.44
Granted	49,543	10.97
Vested	(34,619)	16.97
Forfeited	(17,420)	14.24
Outstanding, June 30, 2020	148,670	16.79

As of June 30, 2020, the Company had $1.3 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.9 years.

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

A summary of performance share transactions during the six months ended June 30, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	194,012	$19.77
Granted	-	-
Vested	(5,892)	16.97
Forfeited	(8,952)	20.42
Outstanding, June 30, 2020	179,168	19.83

As of June 30, 2020, the Company had $1.1 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.2 years.

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

For the three months ended June 30, 2020, the Company recorded a provision for income taxes of $3.7 million, which represents an effective tax rate of 19.6%. For the three months ended June 30, 2019, the Company recorded a provision for income taxes of $0.9 million, which represents an effective tax rate of 23.8%. For the six months ended June 30, 2020, the Company recorded a provision for income taxes of $5.0 million, which represents an effective tax rate of 21.1%. For the six months ended June 30, 2019, the Company recorded a provision for income taxes of $1.5 million, which represents an effective tax rate of 22.2%. The decrease in the effective tax rate was primarily driven by foreign taxes and foreign tax credit decreases of 5.0%, partially offset by increases of 1.8% for compensation related items, 0.9% for state income taxes and 0.3% for changes in uncertain tax positions.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income used in the computation of basic and diluted net income per share (in thousands)	$15,174	$2,781	$18,541	$5,157

Weighted average shares outstanding - basic	15,016,062	14,952,802	15,020,457	14,940,072
Dilutive common stock equivalents	155,024	334,555	165,535	334,934
Weighted average shares outstanding - diluted	15,171,086	15,287,357	15,185,992	15,275,006
Net income per share:
Basic	$1.01	$0.19	$1.23	$0.35
Diluted	$1.00	$0.18	$1.22	$0.34

Awards to purchase 442,931 and 316,095 shares of common stock with weighted average exercise prices of $19.06 and $20.95 per share were outstanding during the three months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 446,061 and 329,095 shares of common stock with weighted average exercise prices of $19.07 and $20.97 per share were outstanding during the six months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended June 30, 2020:
Net sales	$75,842	$9,351	$75,456	$(1,290)	$159,359
Cost of goods sold	47,937	4,239	51,725	(480)	103,421
Gross margin	27,905	5,112	23,731	(810)	55,938
Selling and administrative expenses	20,014	3,517	13,577	(810)	36,298
Other periodic pension cost	333	-	-	-	333
Interest expense	338	-	95	-	433
Income before taxes on income	$7,220	$1,595	$10,059	$-	$18,874

Depreciation and amortization	$1,551	$197	$342	$-	$2,090
Capital expenditures	$2,600	$180	$40	$-	$2,820
Total assets	$252,503	$21,030	$84,637	$-	$358,170

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended June 30, 2019:
Net sales	$60,745	$8,993	$23,744	$(1,212)	$92,270
Cost of goods sold	38,937	3,824	17,600	(434)	59,927
Gross margin	21,808	5,169	6,144	(778)	32,343
Selling and administrative expenses	18,779	3,448	5,436	(778)	26,885
Other periodic pension cost	547	-	-	-	547
Interest expense	963	-	296	-	1,259
Income before taxes on income	$1,519	$1,721	$412	$-	$3,652

Depreciation and amortization	$1,582	$249	$320	$-	$2,151
Capital expenditures	$2,997	$196	$63	$-	$3,256
Total assets(1)	$255,746	$23,614	$67,652	$-	$347,012

(1)	Intercompany balances that were previously included in total assets for each reportable segment have been excluded.

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2020
Net sales	$135,944	$18,551	$101,634	$(2,525)	$253,604
Cost of goods sold	86,609	8,227	70,324	(945)	164,215
Gross margin	49,335	10,324	31,310	(1,580)	89,389
Selling and administrative expenses	38,239	6,913	20,215	(1,580)	63,787
Other periodic pension cost	618	-	-	-	618
Interest expense	1,210	-	283	-	1,493
Income before taxes on income	$9,268	$3,411	$10,812	$-	$23,491

Depreciation and amortization	$2,861	$414	$684	$-	$3,959
Capital expenditures	$4,452	$346	$95	$-	$4,893
Total assets	$252,503	$21,030	$84,637	$-	$358,170

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2019
Net sales	$119,424	$17,592	$44,103	$(2,297)	$178,822
Cost of goods sold	77,298	7,384	32,333	(804)	116,211
Gross margin	42,126	10,208	11,770	(1,493)	62,611
Selling and administrative expenses	36,956	6,567	10,718	(1,493)	52,748
Other periodic pension cost	806	-	-	-	806
Interest expense	1,841	-	588	-	2,429
Income before taxes on income	$2,523	$3,641	$464	$-	$6,628

Depreciation and amortization	$3,070	$505	$636	$-	$4,211
Capital expenditures	$4,155	$605	$219	$-	$4,979
Total assets(1)	$255,746	$23,614	$67,652	$-	$347,012

(1)	Intercompany balances that were previously included in total assets for each reportable segment have been excluded.

NOTE 11 – COVID-19:

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 has continued to intensify as governments enacted shelter in place orders, declared states of emergency, enacted safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demands from new and existing customers. In responding to the needs of our customers, our sourcing teams began sourcing much needed personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which resulted in an increase in net sales during the three months ended June 30, 2020 of $49.7 million and $8.1 million for our Promotional Products segment and Uniforms and Related Products segment, respectively.

The pandemic could have a number of adverse impacts on our business, including, but not limited to, additional disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

The majority of the principal fabrics used in the manufacture of products within the Uniforms and Related Products segment are sourced in China and the vast majority of raw materials used in our Promotional Products segment are sourced from China, either directly by BAMKO or by its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

We have and will continue to monitor and control our expense levels to protect our profitability. For example, on March 30, 2020, we entered into debt deferment agreements with Truist Bank (formerly known as Branch Banking and Trust Company) to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Additionally, we have proactively taken steps to increase available cash on hand by targeted reductions in discretionary operating expenses. Finally, we have and will continue to delay certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 has continued to intensify as governments enacted shelter in place orders, declared states of emergency, enacted safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, took steps to restrict travel, enacted temporary closures of non-essential businesses and took other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demands from new and existing customers. In responding to the needs of our customers, our sourcing teams began sourcing much needed personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which resulted in an increase in net sales during the three months ended June 30, 2020 of $49.7 million and $10.3 million for our Promotional Products segment and Uniforms and Related Products segment, respectively.

The pandemic could have a number of adverse impacts on our business, including, but not limited to, additional disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

The majority of the principal fabrics used in the manufacture of products within the Uniforms and Related Products segment are sourced in China and the vast majority of raw materials used in our Promotional Products segment are sourced from China, either directly by BAMKO or by its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

We have and will continue to monitor and control our expense levels to protect our profitability. For example, on March 30, 2020, we entered into debt deferment agreements with Truist Bank (formerly known as Branch Banking and Trust Company) to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Additionally, we have proactively taken steps to increase available cash on hand by targeted reductions in discretionary operating expenses. Finally, we have and will continue to delay certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to workers in the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. As a result of the COVID-19 pandemic, we have seen increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. During the second quarter of 2020, we were able to service many of our customer needs with available healthcare service apparel inventory that we had on hand prior to the start of the pandemic. Additionally, we have implemented certain alternative strategies with our retailers to ensure that our customers are able to take advantage of the increase in demand from medical professionals. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States has been significantly impacted by the COVID-19 pandemic, and as a result, we have seen reduced short-term demand for uniform apparel in many of our customers’ industries, some of which has been partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers, and healthcare. Additionally, we recently began sourcing much needed personal protective equipment for our customers which has mitigated some of the declines in sales of uniform apparel to certain customers. Based on the longer-term fundamentals of our uniforms business, we anticipate that we will have growth opportunities when market conditions in the United States stabilize and begin to improve.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. Over the past 10 years, The Office Gurus has become an award-winning global business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The COVID-19 pandemic has generated uncertainties for our customers and their industries, and has resulted in a short-term slowdown of our revenue growth rates for this business. With an environment and career path designed to attract and maintain top talent across all sites, The Office Gurus is positioned well to continue growth when market conditions begin to stabilize.

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). One of the top firms in the promotional products industry, BAMKO has a number of strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are very competitive, BAMKO is positioned to be a platform for potential future acquisitions in this industry. We completed two additional acquisitions in this segment in late 2017 and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue once the current market environment stabilizes. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. In responding to the needs of our customers, the sourcing team within the Promotional Products segment began sourcing much needed personal protective equipment for our customers. These opportunities led to record revenue levels during the second quarter of 2020, despite the downturn in the branded merchandise industry that has experienced customer budget cuts and widespread event cancellations. Additionally, in our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of various business segments to new and existing customers.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Net Sales (in thousands):
	Three Months Ended June 30,
	2020	2019	% Change
Uniforms and Related Products	$75,842	$60,745	24.9%
Remote Staffing Solutions	9,351	8,993	4.0%
Promotional Products	75,456	23,744	217.8%
Net intersegment eliminations	(1,290)	(1,212)	6.4%
Consolidated Net Sales	$159,359	$92,270	72.7%

Net sales for the Company increased 72.7% from $92.3 million for the three months ended June 30, 2019 to $159.4 million for the three months ended June 30, 2020. The principal components of this aggregate increase in net sales were as follows: (1) an increase in the net sales of our Uniforms and Related Products segment (contributing 16.4%, of which $1.4 million (contributing 1.6%) represented the effect of differences in timing of revenue recognized under ASC 606 between periods), (2) an increase in the net sales for our Promotional Products segment (contributing 56.0%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 0.3%).

Uniforms and Related Products net sales increased 24.9%, or $15.1 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to market demand for healthcare service apparel, which resulted in an increase in net sales of $17.1 million. Additionally, COVID-19 increased demand from our customers for personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which resulted in an increase in net sales of $8.1 million during the three months ended June 30, 2020. These increases were partially offset by decrease in demand for uniform apparel experienced during the current year period primarily as a result of COVID-19. Shipments by our Uniforms and Related Products segment increased from $64.3 million to $77.9 million comparing the three months ended June 30, 2020 with the prior year period. For a reconciliation of shipments by our Uniforms and Related Products segment, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 4.0% before intersegment eliminations and 3.6% after intersegment eliminations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. These increases were primarily attributed to providing continued services in the current year period to our customer base that was expanded during 2019. Despite the increase in net sales, overall growth during the three months ended June 30, 2020 was negatively impacted by disruptions in April 2020 resulting from COVID-19.

Promotional Products net sales increased 217.8%, or $51.7 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to the sale of personal protective equipment, including face masks, sanitizers and gloves, which resulted in net sales of $49.7 million during the three months ended June 30, 2020. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. Additionally, in our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 63.2% for the three months ended June 30, 2020 and 64.1% for the three months ended June 30, 2019. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the net sales increase explained above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 45.3% for the three months ended June 30, 2020 and 42.5% for the three months ended June 30, 2019. The percentage increase was primarily driven by disruptions resulting from COVID-19.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 68.5% for the three months ended June 30, 2020 and 74.1% for the three months ended June 30, 2019. The percentage decrease was primarily the result of personal protective equipment sales during the three months ended June 30, 2020 and differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 35.0%, or $9.4 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily due to an increase in bad debt expense of $3.4 million on outstanding trade accounts receivable and an increase in sales commissions as a result of record sales levels during the three months ended June 30, 2020, as discussed above.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 26.4% for the three months ended June 30, 2020 and 30.9% for the three months ended June 30, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 37.6% for the three months ended June 30, 2020 and 38.3% for the three months ended June 30, 2019. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 18.0% for the three months ended June 30, 2020 and 22.9% for the three months ended June 30, 2019. The percentage decrease was primarily related to the net sales increase explained above.

Interest Expense

Interest expense decreased to $0.4 million for the three months ended June 30, 2020 from $1.3 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a significant reduction in outstanding borrowings.

Income Taxes

The effective income tax rate was 19.6% and 23.8% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily driven by foreign taxes and foreign tax credit decreases of 7.7%, partially offset by increases of 1.9% for compensation related items, 0.6% for changes in uncertain tax positions and 0.3% for state income taxes. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Net Sales (in thousands):

	Six Months Ended June 30,
	2020	2019	% Change
Uniforms and Related Products	$135,944	$119,424	13.8%
Remote Staffing Solutions	18,551	17,592	5.5%
Promotional Products	101,634	44,103	130.4%
Net intersegment eliminations	(2,525)	(2,297)	9.9%
Consolidated Net Sales	$253,604	$178,822	41.8%

Net sales for the Company increased 41.8% from $178.8 million for the six months ended June 30, 2019 to $253.6 million for the six months ended June 30, 2020. The principal components of this aggregate increase in net sales were as follows: (1) an increase in the net sales of our Uniforms and Related Products segment (contributing 9.2%, of which $3.4 million (contributing 1.9%) represented the effect of differences in timing of revenue recognized under ASC 606 between periods), (2) an increase in the net sales for our Promotional Products segment (contributing 32.2%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 0.4%).

Uniforms and Related Products net sales increased 13.8%, or $16.5 million, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to market demand for healthcare service apparel, which resulted in an increase in net sales of $17.7 million. Additionally, COVID-19 increased demand from our customers for personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which resulted in an increase in net sales of $8.1 million during the six months ended June 30, 2020. These increases were partially offset by decrease in demand for uniform apparel experienced during the current year period primarily as a result of COVID-19. Shipments by our Uniforms and Related Products segment increased from $124.7 million to $137.7 million comparing the six months ended June 30, 2020 with the prior year period. For a reconciliation of shipments by our Uniforms and Related Products segment, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 5.5% before intersegment eliminations and 4.8% after intersegment eliminations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These increases were primarily attributed to providing continued services in the current year period to our customer base that was expanded during 2019. Despite the increase in net sales, overall growth during the six months ended June 30, 2020 was negatively impacted by disruptions in March 2020 and April 2020 resulting from COVID-19.

Promotional Products net sales increased 130.4%, or $57.5 million, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to the sale of personal protective equipment, including face masks, sanitizers and gloves, which resulted in net sales of $49.7 million during the six months ended June 30, 2020. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. Additionally, continued product sales to our expanded customer base during the current year period also contributed to the net sales increase. In our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 63.7% for the six months ended June 30, 2020 and 64.7% for the six months ended June 30, 2019. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the net sales increase explained above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 44.3% for the six months ended June 30, 2020 and 42.0% for the six months ended June 30, 2019. The percentage increase was primarily driven by disruptions resulting from COVID-19.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 69.2% for the six months ended June 30, 2020 and 73.3% for the six months ended June 30, 2019. The percentage decrease was primarily the result of personal protective equipment sales during the six months ended June 30, 2020 and differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 20.9%, or $11.1 million, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily due to an increase in bad debt expense of $4.2 million on outstanding trade accounts receivable and an increase in sales commissions as a result of record sales levels during the six months ended June 30, 2020, as discussed above.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.1% for the six months ended June 30, 2020 and 30.9% for the six months ended June 30, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 37.3% for the six months ended June 30, 2020 and 37.3% for the six months ended June 30, 2019.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 19.9% for the six months ended June 30, 2020 and 24.3% for the six months ended June 30, 2019. The percentage decrease was primarily related to the net sales increase explained above.

Interest Expense

Interest expense decreased to $1.5 million for the six months ended June 30, 2020 from $2.4 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a significant reduction in outstanding borrowings.

Income Taxes

The effective income tax rate was 21.1% and 22.2% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily driven by foreign taxes and foreign tax credit decreases of 5.0%, partially offset by increases of 1.8% for compensation related items, 0.9% for state income taxes and 0.3% for changes in uncertain tax positions. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements for the next twelve months. The Company has proactively taken steps to increase available cash on hand by targeted reductions in discretionary cash outflows. The Company may also begin relying on the issuance of equity or debt securities. There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or debt securities with equity features may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Cash and cash equivalents decreased by $3.9 million to $5.1 million as of June 30, 2020 from $9.0 million on December 31, 2019. Excess cash generated from operating activities during the six months ended June 30, 2020 was used to repay outstanding borrowings under the revolving credit facility. Working capital decreased to $120.9 million at June 30, 2020 from $142.4 million at December 31, 2019. The decrease in working capital was primarily due to an increase in other current liabilities and a decrease in contract assets, partially offset by an increase in trade accounts receivable. The increase in other current liabilities was primarily driven by new activities in the current year period relating to the increased sale of personal protective equipment within our Promotional Products and Uniforms and Related Products segments as a result of COVID-19, including an increase in contract liabilities and increases in other liabilities correlated with such customer contracts. The decrease in contract assets was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Promotional Products and Uniforms and Related Products segments. The increase in trade accounts receivable was primarily due to increased net sales of personal protective equipment within our Promotional Products segment and healthcare service apparel within our Uniforms and Related Products segment.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$39,762	$6,751
Investing activities	(4,893)	(4,976)
Financing activities	(38,280)	1,089
Effect of exchange rates on cash	(525)	41
Net increase (decrease) in cash and cash equivalents	$(3,936)	$2,905

Operating Activities. The increase in net cash provided by operating activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to the receipt of payments from new customer contracts for the sourcing of personal protective equipment needed in response to COVID-19 within the Promotional Products and Uniforms and Related Products segments. Working capital cash changes during the six months ended June 30, 2020 included an increase of $21.0 million in accounts payable and other current liabilities and an increase of $12.3 million in trade accounts receivable. Working capital cash changes during the six months ended June 30, 2019 included an increase of $7.2 million in trade accounts receivable.

Investing Activities. Net cash used in investing activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 remained relatively flat. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. In the near term, the Company expects to delay certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Financing Activities. The increase in net cash used in financing activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to an increase in net repayments of $34.3 million in debt during the current year period compared to net borrowings of $5.8 million in the prior year period. Excess cash generated from operating activities during the six months ended June 30, 2020 was used to repay outstanding borrowings under the revolving credit facility.

Credit Facilities (See Note 3 to the Financial Statements)

As of June 30, 2020, the Company had approximately $85.5 million in outstanding borrowings under its amended and restated credit agreement (the “Credit Agreement”) with Truist Bank, consisting of $7.3 million outstanding under the revolving credit facility expiring in May 2023, $24.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”), and $54.2 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.03% at June 30, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.86% at June 30, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. At June 30, 2020, the Company had undrawn capacity of $67.7 million under the revolving credit facility.

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

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of June 30, 2020, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the six months ended June 30, 2020 and 2019, the Company paid cash dividends of $1.5 million and $3.0 million, respectively. Due to the anticipated continuing impact of the COVID-19 pandemic on the Company’s business, financial condition, results of operations and cash flows, the Company has elected to suspend its regular quarterly dividend until we have clearer visibility on improved macro conditions.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program the Company reacquired and retired 43,458 shares of its common stock during the six months ended June 30, 2020. At June 30, 2020, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

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

Shipments is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for sales determined in accordance with GAAP. Shipments is used as a measurement of customer demand and we believe it to be a helpful measure for those evaluating performance of a company operating in the uniforms and related products business. However, there are limitations to the use of this non-GAAP financial measure. Our non-GAAP financial measure may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

The following tables reconcile net sales to shipments of our Uniforms and Related Products segment (in thousands):

RECONCILIATION OF UNIFORMS AND RELATED PRODUCTS SEGMENT GAAP SALES TO SHIPMENTS
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Uniforms and Related Products net sales, as reported	$75,842	$60,745	$135,944	$119,424
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniforms and Related Products net sales	2,074	3,516	1,778	5,227
Uniforms and Related Products shipments	$77,916	$64,261	$137,722	$124,651

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2020 would have resulted in approximately $0.5 million in additional pre-tax interest expense for the six months ended June 30, 2020. See Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of June 30, 2020, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the six months ended June 30, 2020 and 2019, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the six months ended June 30, 2020 included a foreign currency translation adjustment loss of $1.4 million primarily related to exchange rate movements of the Brazilian real.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our business could be materially adversely impacted by the coronavirus (COVID-19) pandemic.

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery when the COVID-19 pandemic subsides.

The spreading of COVID-19 that is impacting global economic activity and market conditions could lead to changes in customer purchasing patterns. We have seen disruptions in our customers’ businesses, including, but not limited to, our customers’ willingness and ability to spend, layoffs and furloughs of our customers’ employees, and temporary or permanent closures of businesses that consume our products and services. Prolonged periods of difficult conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

The majority of the principal fabrics used in the manufacture of products within the Uniforms and Related Products segment are sourced in China and the vast majority of raw materials used in our Promotional Products segment are sourced from China, either directly by BAMKO or by its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

The potential effects of COVID-19 also could impact us in a number of other ways, including, but not limited to, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Any of these events could materially adversely affect our business, financial condition, results of operations and cash flows.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2020, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 to April 30, 2020	-	$-	-
May 1, 2020 to May 31, 2020	-	-	-
June 1, 2020 to June 30, 2020	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1†*§	Employment Agreement by and between BAMKO, LLC (f/k/a Prime Acquisition I, LLC) and Philip Koosed, dated March 8, 2016.
10.2†*	Amendment to Employment Agreement by and between BAMKO, LLC (f/k/a Prime Acquisition I, LLC) and Philip Koosed, dated April 1, 2020.
10.3†*	Amendment No. 5 to Separation, General Release and Non-Compete Agreement with Gerald M. Benstock, dated November 2, 2019.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	XBRL Taxonomy Extension Label Linkbase.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase.

†Management contracts and compensatory plans and arrangements.

*Filed herewith.

**Furnished, not filed.

§Portions omitted in accordance with Item 601(b) of Regulation S-K.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2020	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2020
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)