Form 10-Q
period 2020-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2020-10-29
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

The number of shares of common stock of the registrant outstanding as of October 22, 2020 was 15,435,047 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,
	2020	2019
Net sales	$127,737	$89,466

Costs and expenses:
Cost of goods sold	80,285	58,015
Selling and administrative expenses	34,917	25,260
Other periodic pension costs	212	476
Interest expense	239	1,085
	115,653	84,836
Income before taxes on income	12,084	4,630
Income tax expense	2,140	709
Net income	$9,944	$3,921

Net income per share:
Basic	$0.66	$0.26
Diluted	$0.63	$0.26

Weighted average shares outstanding during the period:
Basic	15,084,300	14,947,552
Diluted	15,711,122	15,266,850

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$232	$236
Recognition of settlement loss included in net periodic pension costs	62	213
Loss on cash flow hedging activities	(5)	(5)
Foreign currency translation adjustment	(145)	(316)
Other comprehensive income	144	128
Comprehensive income	$10,088	$4,049

Cash dividends per common share	$0.20	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Nine Months Ended September 30,
	2020	2019
Net sales	$381,341	$268,288

Costs and expenses:
Cost of goods sold	244,500	174,226
Selling and administrative expenses	98,704	78,008
Other periodic pension costs	830	1,282
Interest expense	1,732	3,514
	345,766	257,030
Income before taxes on income	35,575	11,258
Income tax expense	7,090	2,180
Net income	$28,485	$9,078

Net income per share:
Basic	$1.89	$0.61
Diluted	$1.85	$0.59

Weighted average shares outstanding during the period
Basic	15,041,738	14,942,565
Diluted	15,361,035	15,272,287

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$712	$739
Recognition of settlement loss included in net periodic pension costs	314	459
Loss on cash flow hedging activities	(16)	(16)
Foreign currency translation adjustment	(1,546)	(295)
Other comprehensive income (loss)	(536)	887
Comprehensive income	$27,949	$9,965

Cash dividends per common share	$0.30	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,651	$9,038
Accounts receivable, less allowance for doubtful accounts of $7,922 and $2,964, respectively	85,297	79,746
Accounts receivable - other	2,204	1,083
Inventories	80,221	73,379
Contract assets	35,484	38,533
Prepaid expenses and other current assets	13,094	9,934
Total current assets	221,951	211,713
Property, plant and equipment, net	35,421	32,825
Operating lease right-of-use assets	4,143	5,445
Intangible assets, net	59,696	62,536
Goodwill	36,055	36,292
Other assets	9,972	10,122
Total assets	$367,238	$358,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,512	$33,271
Other current liabilities	49,890	18,894
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	4,307	1,905
Total current liabilities	99,995	69,356
Long-term debt	61,511	104,003
Long-term pension liability	9,771	10,253
Long-term acquisition-related contingent liabilities	1,815	3,423
Long-term operating lease liabilities	1,724	2,380
Deferred tax liability	3,260	7,042
Other long-term liabilities	5,581	4,922
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,340,949 and 15,227,604 shares, respectively.	15	15
Additional paid-in capital	60,618	57,442
Retained earnings	130,968	107,581
Accumulated other comprehensive income (loss), net of tax:
Pensions	(6,198)	(7,224)
Cash flow hedges	75	91
Foreign currency translation adjustment	(1,897)	(351)
Total shareholders’ equity	183,581	157,554
Total liabilities and shareholders’ equity	$367,238	$358,933

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2020 AND 2019
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2019	15,255,694	$15	$57,166	$104,165	$(7,226)	$154,120
Common shares issued upon exercise of options, net	300		3			3
Share-based compensation expense			(35)			(35)
Cash dividends declared ($0.10 per share)				(1,510)		(1,510)
Common stock reacquired and retired	(15,677)		(57)	(150)		(207)
Comprehensive income (loss):
Net earnings				3,921		3,921
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $141					449	449
Change in currency translation adjustment, net of taxes of $100					(316)	(316)
Balance, September 30, 2019	15,240,317	$15	$57,077	$106,426	$(7,098)	$156,420

Balance, July 1, 2020	15,231,781	$15	$58,381	124,243	$(8,164)	$174,475
Common shares issued upon exercise of options, net	109,168		1,540	(166)		1,374
Share-based compensation expense			729			729
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(32)			(32)
Cash dividends declared ($0.20 per share)				(3,053)		(3,053)
Comprehensive income (loss):
Net earnings				9,944		9,944
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $92					294	294
Change in currency translation adjustment, net of taxes of $0					(145)	(145)
Balance, September 30, 2020	15,340,949	$15	$60,618	$130,968	$(8,020)	$183,581

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2020 AND 2019
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options, net	62,994		460	(177)		283
Restricted shares issued	48,829					-
Share-based compensation expense			997			997
Tax benefit from vesting of acquisition-related restricted stock			30			30
Cash dividends declared ($0.30 per share)				(4,533)		(4,533)
Common stock reacquired and retired	(73,893)		(269)	(974)		(1,243)
Comprehensive income (loss):
Net earnings				9,078		9,078
Cash flow hedges, net of taxes of $3					(16)	(16)
Pensions, net of taxes of $376					1,198	1,198
Change in currency translation adjustment, net of taxes of $93					(295)	(295)
Balance, September 30, 2019	15,240,317	$15	$57,077	$106,426	$(7,098)	$156,420

Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	118,788		1,590	(183)		1,407
Restricted shares issued	38,015					-
Share-based compensation expense			1,790			1,790
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(32)			(32)
Cash dividends declared ($0.30 per share)				(4,574)		(4,574)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				28,485		28,485
Cash flow hedges, net of taxes of $2					(16)	(16)
Pensions, net of taxes of $322					1,026	1,026
Change in currency translation adjustment, net of taxes of $449					(1,546)	(1,546)
Balance, September 30, 2020	15,340,949	$15	$60,618	$130,968	$(8,020)	$183,581

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,485	$9,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,972	6,339
Provision for bad debts - accounts receivable	6,099	719
Share-based compensation expense	1,790	997
Deferred income tax benefit	(3,654)	(2,136)
Gain on sale of property, plant and equipment	-	(5)
Change in fair value of acquisition-related contingent liabilities	2,759	(272)
Changes in assets and liabilities:
Accounts receivable - trade	(12,225)	(12,251)
Accounts receivable - other	(1,121)	481
Contract assets	3,049	11,206
Inventories	(7,306)	(595)
Prepaid expenses and other current assets	(3,592)	(7,051)
Other assets	1	(2,233)
Accounts payable and other current liabilities	29,167	5,523
Long-term pension liability	864	1,292
Other long-term liabilities	779	750
Net cash provided by operating activities	51,067	11,842

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,711)	(6,424)
Proceeds from disposals of property, plant and equipment	-	5
Net cash used in investing activities	(5,711)	(6,419)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	137,559	125,121
Repayment of debt	(180,112)	(123,600)
Payment of cash dividends	(4,574)	(4,533)
Payment of acquisition-related contingent liability	(1,966)	(961)
Proceeds received on exercise of stock options	1,407	283
Tax withholding on exercise of stock rights	(32)	-
Tax (provision) benefit from vesting of acquisition-related restricted stock	(13)	30
Common stock reacquired and retired	(500)	(1,243)
Net cash used in financing activities	(48,231)	(4,903)

Effect of currency exchange rates on cash	(512)	(430)
Net increase (decrease) in cash and cash equivalents	(3,387)	90
Cash and cash equivalents balance, beginning of period	9,038	5,362
Cash and cash equivalents balance, end of period	$5,651	$5,452

See accompanying Notes to the Condensed Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Basis of Presentation:

Basis of presentation

The condensed consolidated financial statements include the accounts of Superior Group of Companies, Inc. and its wholly-owned subsidiaries, The Office Gurus, LLC, SUG Holding, Superior Group Holdings, Inc., Fashion Seal Corporation, BAMKO, LLC, The Office Gurus Limited, Superior Uniform Arkansas LLC, Superior Uniform Group, LLC, Superior Group Holdings (IL), LLC and CID Resources, Inc.; The Office Gurus, Ltda, de C.V., The Office Masters, Ltda., de C.V. and The Office Gurus, Ltd., each a subsidiary of Fashion Seal Corporation and SUG Holding; and Power Three Web, Ltda. and Superior Sourcing, each a wholly-owned subsidiary of SUG Holding; BAMKO Importação, Exportação e Comércio de Brindes Ltda., a subsidiary of BAMKO, LLC and SUG Holding; Guangzhou Ben Gao Trading Limited, Worldwide Sourcing Solutions Limited, BAMKO UK, Limited, and BAMKO Merch Inc., each a direct or indirect subsidiary of BAMKO, LLC; and BAMKO India Private Limited, a 99%-owned subsidiary of BAMKO, LLC. All of these entities are referred to collectively as the “Company,” “Superior,” “we,” “our,” or “us.” Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2020	2019
Finished goods	$67,304	$65,413
Work in process	989	652
Raw materials	11,928	7,314
Inventories	$80,221	$73,379

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Credit Facilities:
Revolving credit facility due May 2023	$2,928	$37,838
Term loan due February 2024 (“2017 Term Loan”)	22,500	25,500
Term loan due January 2026 (“2018 Term Loan”)	51,845	56,488
	77,273	119,826
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	476	537
Long-term debt less current maturities	$61,511	$104,003

The Company is party to an amended and restated credit agreement (the “Credit Agreement”) with Truist Bank (formerly known as Branch Banking and Trust Company), consisting of a $75 million revolving credit facility expiring in May 2023, a term loan maturing in February 2024 (“2017 Term Loan”) and a term loan maturing in January 2026 (“2018 Term Loan”).

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.00% at September 30, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.83% at September 30, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2020, the Company had $8.9 million in outstanding letters of credit under the revolving credit facility.

On March 30, 2020, the Company entered into debt deferment agreements with Truist Bank to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2020 - $1.5 million; 2021 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2020 - $2.3 million; 2021 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Company is a party to an interest rate swap with a total notional value of $10.5 million as of  September 30, 2020 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. During the nine months ended September 30, 2020 and 2019, a loss of $0.3 million and $0.3 million, respectively, was recognized on the interest rate swap.

NOTE 4 – Periodic Pension Expense:

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost - benefits earned during the period	$38	$29	$114	$87
Interest cost on projected benefit obligation	216	271	648	813
Expected return on plan assets	(389)	(385)	(1,167)	(1,106)
Recognized actuarial loss	305	310	938	959
Settlement loss	82	280	413	616
Net periodic pension cost after settlements	$252	$505	$946	$1,369

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Uniforms and Related Products Segment:
Uniforms and related products	$59,296	$54,155	$184,909	$171,347
Personal protective equipment	13,938	824	24,269	3,056
Total Uniforms and Related Products Segment	$73,234	$54,979	$209,178	$174,403

Remote Staffing Solutions Segment:
Remote staffing solutions services	$11,636	$9,305	$30,187	$26,897
Net intersegment eliminations	(1,309)	(1,278)	(3,834)	(3,575)
Total Remote Staffing Solutions Segment	$10,327	$8,027	$26,353	$23,322

Promotional Products Segment:
Promotional products	$24,769	$26,460	$76,719	$70,563
Personal protective equipment	19,407	-	69,091	-
Total Promotional Products Segment	$44,176	$26,460	$145,810	$70,563

Consolidated Net Sales	$127,737	$89,466	$381,341	$268,288

Contract Assets and Contract Liabilities

The following table provides information about accounts receivables - trade, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2020	2019
Accounts receivable - trade	$85,297	$79,746
Current contract assets	35,484	38,533
Current contract liabilities	11,815	1,821

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2019 were transferred to accounts receivable during the nine months ended September 30, 2020. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. The increase in contract liabilities during the nine months ended September 30, 2020 was primarily attributable to new customer contracts for the sourcing of personal protective equipment within the Promotional Products segment. During the nine months ended September 30, 2020, $1.3 million of revenue was recognized from the contract liabilities balance as of December 31, 2019.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable was $4.1 million as of September 30, 2020, of which $3.3 million is expected to be paid in the second quarter of 2021. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable was $2.0 million as of September 30, 2020, of which $1.0 million is expected to be paid in the second quarter of 2021. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities  may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options and SARs	$412	$108	$921	$286
Restricted stock	203	215	566	612
Performance shares(1)	114	(358)	303	99
Total share-based compensation expense	$729	$(35)	$1,790	$997

Related income tax benefit	$78	$67	$207	$192

(1)

During the three and nine months ended September 30, 2019, the Company reversed $0.5 million of previously recognized expense for certain performance awards after determining that the performance conditions are not expected to be met.

Stock options and Stock Appreciation Rights (“SARs”)

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

A summary of stock option transactions during the nine months ended September 30, 2020 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2020	701,131	$16.82	2.95	$714
Granted(1)	560,125	9.41
Exercised	(124,722)	13.13
Lapsed or cancelled	(128,549)	17.64
Outstanding, September 30, 2020	1,007,985	13.05	3.91	11,382
Exercisable, September 30, 2020	310,281	17.48	2.52	1,821

(1)	The weighted average grant date fair value of stock options granted was $2.36 per share.

As of September 30, 2020, the Company had $1.0 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.1 years.

A summary of stock-settled SARs transactions during the nine months ended September 30, 2020 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2020	206,700	$18.67	2.04	$-
Granted(1)	225,625	10.08
Exercised	(31,828)	16.39
Lapsed or cancelled	(68,501)	15.97
Outstanding, September 30, 2020	331,996	13.61	3.91	2,128
Exercisable, September 30, 2020	94,240	19.82	1.64	337

(1)	The weighted average grant date fair value of SARs granted was $2.18 per share.

As of September 30, 2020, the Company had $0.3 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.0 years.

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

A summary of restricted stock transactions during the nine months ended September 30, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	151,166	$18.44
Granted	49,543	10.97
Vested	(34,619)	16.97
Forfeited	(17,420)	14.24
Outstanding, September 30, 2020	148,670	16.79

As of September 30, 2020, the Company had $1.1 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.6 years.

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

A summary of performance share transactions during the nine months ended September 30, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	194,012	$19.77
Granted	15,000	10.97
Vested	(5,892)	16.97
Forfeited	(17,904)	22.70
Outstanding, September 30, 2020	185,216	18.86

As of September 30, 2020, the Company had $1.1 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.3 years.

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

For the three months ended September 30, 2020, the Company recorded a provision for income taxes of $2.1 million, which represents an effective tax rate of 17.7%. For the three months ended September 30, 2019, the Company recorded a provision for income taxes of $0.7 million, which represents an effective tax rate of 15.3%. For the nine months ended September 30, 2020, the Company recorded a provision for income taxes of $7.1 million, which represents an effective tax rate of 19.9%. For the nine months ended September 30, 2019, the Company recorded a provision for income taxes of $2.2 million, which represents an effective tax rate of 19.4%.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income used in the computation of basic and diluted net income per share (in thousands)	$9,944	$3,921	$28,485	$9,078

Weighted average shares outstanding - basic	15,084,300	14,947,552	15,041,738	14,942,565
Dilutive common stock equivalents	626,822	319,298	319,297	329,722
Weighted average shares outstanding - diluted	15,711,122	15,266,850	15,361,035	15,272,287
Net income per share:
Basic	$0.66	$0.26	$1.89	$0.61
Diluted	$0.63	$0.26	$1.85	$0.59

Awards to purchase 152,110 and 568,471 shares of common stock with weighted average exercise prices of $23.26 and $19.02 per share were outstanding during the three months ended September 30, 2020 and 2019, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 348,077 and 408,854 shares of common stock with weighted average exercise prices of $19.68 and $20.07 per share were outstanding during the nine months ended September 30, 2020 and 2019, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2020:
Net sales	$73,234	$11,636	$44,176	$(1,309)	$127,737
Cost of goods sold	48,715	4,653	27,424	(507)	80,285
Gross margin	24,519	6,983	16,752	(802)	47,452
Selling and administrative expenses	21,987	3,927	9,805	(802)	34,917
Other periodic pension cost	212	-	-	-	212
Interest expense	210	-	29	-	239
Income before taxes on income	$2,110	$3,056	$6,918	$-	$12,084

Depreciation and amortization	$1,430	$243	$340	$-	$2,013
Capital expenditures	$319	$404	$95	$-	$818
Total assets	$269,776	$22,719	$74,743	$-	$367,238

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2019:
Net sales	$54,979	$9,305	$26,460	$(1,278)	$89,466
Cost of goods sold	35,263	3,542	19,627	(417)	58,015
Gross margin	19,716	5,763	6,833	(861)	31,451
Selling and administrative expenses	17,688	3,488	4,945	(861)	25,260
Other periodic pension cost	476	-	-	-	476
Interest expense	768	-	317	-	1,085
Income before taxes on income	$784	$2,275	$1,571	$-	$4,630

Depreciation and amortization	$1,537	$240	$351	$-	$2,128
Capital expenditures	$1,038	$276	$131	$-	$1,445
Total assets	$254,053	$22,289	$73,043	$-	$349,385

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2020:
Net sales	$209,178	$30,187	$145,810	$(3,834)	$381,341
Cost of goods sold	135,324	12,880	97,748	(1,452)	244,500
Gross margin	73,854	17,307	48,062	(2,382)	136,841
Selling and administrative expenses	60,226	10,840	30,020	(2,382)	98,704
Other periodic pension cost	830	-	-	-	830
Interest expense	1,420	-	312	-	1,732
Income before taxes on income	$11,378	$6,467	$17,730	$-	$35,575

Depreciation and amortization	$4,291	$657	$1,024	$-	$5,972
Capital expenditures	$4,771	$750	$190	$-	$5,711
Total assets	$269,776	$22,719	$74,743	$-	$367,238

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2019:
Net sales	$174,403	$26,897	$70,563	$(3,575)	$268,288
Cost of goods sold	112,561	10,926	51,960	(1,221)	174,226
Gross margin	61,842	15,971	18,603	(2,354)	94,062
Selling and administrative expenses	54,644	10,055	15,663	(2,354)	78,008
Other periodic pension cost	1,282	-	-	-	1,282
Interest expense	2,609	-	905	-	3,514
Income before taxes on income	$3,307	$5,916	$2,035	$-	$11,258

Depreciation and amortization	$4,607	$745	$987	$-	$6,339
Capital expenditures	$5,193	$881	$350	$-	$6,424
Total assets	$254,053	$22,289	$73,043	$-	$349,385

NOTE 11 – COVID-19:

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued as government actions to address the situation remain in effect and new actions continue to be enacted, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demand from new and existing customers. In responding to the needs of our customers, we have sourced significant amounts of personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $69.1 million and $24.3 million to net sales during the nine months ended September 30, 2020 for our Promotional Products segment and Uniforms and Related Products segment, respectively.

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

The majority of the principal fabrics used in the manufacture of products within the Uniforms and Related Products segment are sourced from China and the vast majority of raw materials used in our Promotional Products segment are sourced from China, either directly by BAMKO or by its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

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

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find and deliver a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the current coronavirus (COVID-19) pandemic on the U.S. and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of the restrictions imposed by various governments and success of efforts to find and deliver a suitable vaccine, among other factors; general economic conditions, including employment levels, in the areas of the United States of America (“United States”) in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such business during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued as government actions to address the situation remain in effect and new actions continue to be enacted, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demand from new and existing customers. In responding to the needs of our customers, we have sourced significant amounts of personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $69.1 million and $24.3 million to net sales during the nine months ended September 30, 2020 for our Promotional Products segment and Uniforms and Related Products segment, respectively.

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

The majority of the principal fabrics used in the manufacture of products within the Uniforms and Related Products segment are sourced from China and the vast majority of raw materials used in our Promotional Products segment are sourced from China, either directly by BAMKO or by its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

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

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to find and deliver a suitable vaccine, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to workers in the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. As a result of the COVID-19 pandemic, we have seen increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States has been significantly impacted by the COVID-19 pandemic, and as a result, we have seen reduced demand for uniform apparel in many of our customers’ industries, some of which has been partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers, and healthcare. Additionally, we have sourced much needed personal protective equipment for our customers, which has more than offset the declines in sales of uniform apparel to certain customers. Based on the longer-term fundamentals of our uniforms business, we anticipate that we will have growth opportunities when market conditions in the United States stabilize and begin to improve.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. The Office Gurus has become an award-winning global business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. Although the COVID-19 pandemic has generated uncertainties for our customers and their industries, we have recently begun to see increased demand for our services. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). One of the top firms in the promotional products industry, BAMKO has a number of strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are very competitive, BAMKO is positioned to be a platform for potential future acquisitions in this industry. We completed two additional acquisitions in this segment in late 2017 and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue once the current market environment stabilizes. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. In responding to the needs of our customers, the sourcing team within the Promotional Products segment sourced much needed personal protective equipment for our customers. These opportunities led to record revenue levels during the nine months ended September 30, 2020, despite the downturn in the branded merchandise industry that has experienced customer budget cuts and widespread event cancellations. Additionally, in our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of various business segments to new and existing customers.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Net Sales (in thousands):
	Three Months Ended September 30,
	2020	2019	% Change
Uniforms and Related Products	$73,234	$54,979	33.2%
Remote Staffing Solutions	11,636	9,305	25.1%
Promotional Products	44,176	26,460	67.0%
Net intersegment eliminations	(1,309)	(1,278)	2.4%
Consolidated Net Sales	$127,737	$89,466	42.8%

Net sales for the Company increased 42.8% from $89.5 million for the three months ended September 30, 2019 to $127.7 million for the three months ended September 30, 2020. The principal components of this aggregate increase in net sales were as follows: (1) an increase in the net sales of our Uniforms and Related Products segment (contributing 20.4%, of which $6.0 million (contributing 6.7%) represented the effect of differences in timing of revenue recognized under ASC 606 between periods), (2) an increase in the net sales for our Promotional Products segment (contributing 19.8%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 2.6%).

Uniforms and Related Products net sales increased 33.2%, or $18.3 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to increased demand for personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $13.1 million to the increase in net sales. Additionally, continued market demand in the current year period for healthcare service apparel contributed to the increase in net sales. Shipments by our Uniforms and Related Products segment increased from $60.9 million to $73.1 million comparing the three months ended September 30, 2020 with the prior year period. Shipments is a non-GAAP financial measure. For a reconciliation of shipments by our Uniforms and Related Products segment, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 25.1% before intersegment eliminations and 28.7% after intersegment eliminations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. These increases were primarily attributed to providing continued services in the current year period to our customer base that was expanded during 2019 and the onboarding of new customers in the current year period.

Promotional Products net sales increased 67.0%, or $17.7 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to the sale of personal protective equipment, including face masks, sanitizers and gloves, which resulted in net sales of $19.4 million during the three months ended September 30, 2020. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. Additionally, in our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has helped to offset reduced activities from customers in other industries, such as the restaurant and entertainment industries.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.5% for the three months ended September 30, 2020 and 64.1% for the three months ended September 30, 2019. The percentage increase was primarily driven by the increase in personal protective equipment sales during the current year period, as discussed above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 40.0% for the three months ended September 30, 2020 and 38.1% for the three months ended September 30, 2019. The percentage increase was primarily driven by costs associated with the onboarding of new customers in the current year period.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 62.1% for the three months ended September 30, 2020 and 74.2% for the three months ended September 30, 2019. The percentage decrease was primarily the result of personal protective equipment sales during the three months ended September 30, 2020 and differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 38.2%, or $9.6 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was primarily due to an increase in sales commissions and other employee compensation as a result of record sales levels during the three months ended September 30, 2020, an increase in expense of $2.3 million related to fair market value adjustments on acquisition related contingent liabilities and an increase in bad debt expense of $1.2 million on outstanding trade accounts receivable.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 30.0% for the three months ended September 30, 2020 and 32.2% for the three months ended September 30, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 33.7% for the three months ended September 30, 2020 and 37.5% for the three months ended September 30, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 22.2% for the three months ended September 30, 2020 and 18.7% for the three months ended September 30, 2019. The percentage increase was primarily the result of fair market value adjustments on acquisition related contingent liabilities that increased selling and administrative expenses by $1.4 million for the three months ended September 30, 2020 and reduced selling and administrative expenses by $0.9 million for the three months ended September 30, 2019.

Interest Expense

Interest expense decreased to $0.2 million for the three months ended September 30, 2020 from $1.1 million for the three months ended September 30, 2019. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a significant reduction in outstanding borrowings.

Income Taxes

The effective income tax rate was 17.7% and 15.3% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate was primarily driven by an increase of 1.5% for compensation related items, an increase of 1.1% in uncertain tax positions and foreign tax credit adjustments recognized in the prior year period. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Net Sales (in thousands):

	Nine Months Ended September 30,
	2020	2019	% Change
Uniforms and Related Products	$209,178	$174,403	19.9%
Remote Staffing Solutions	30,187	26,897	12.2%
Promotional Products	145,810	70,563	106.6%
Net intersegment eliminations	(3,834)	(3,575)	7.2%
Consolidated Net Sales	$381,341	$268,288	42.1%

Net sales for the Company increased 42.1% from $268.3 million for the nine months ended September 30, 2019 to $381.3 million for the nine months ended September 30, 2020. The principal components of this aggregate increase in net sales were as follows: (1) an increase in the net sales of our Uniforms and Related Products segment (contributing 13.0%, of which $9.5 million (contributing 3.5%) represented the effect of differences in timing of revenue recognized under ASC 606 between periods), (2) an increase in the net sales for our Promotional Products segment (contributing 28.0%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.1%).

Uniforms and Related Products net sales increased 19.9%, or $34.8 million, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to increased demand for personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $21.2 million to the increase in net sales. Additionally, market demand for healthcare service apparel increased, which contributed to the increase in net sales. These increases were partially offset by decrease in demand for uniform apparel experienced during the current year period primarily as a result of COVID-19. Shipments by our Uniforms and Related Products segment increased from $185.5 million to $210.8 million comparing the nine months ended September 30, 2020 with the prior year period. For a reconciliation of shipments by our Uniforms and Related Products segment, see “Shipments (Non-GAAP Financial Measure)” below.

Remote Staffing Solutions net sales increased 12.2% before intersegment eliminations and 13.0% after intersegment eliminations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These increases were primarily attributed to providing continued services in the current year period to our customer base that was expanded during 2019 and the onboarding of new customers in the current year period. Despite the increase in net sales, overall growth during the nine months ended September 30, 2020 was negatively impacted by disruptions in March 2020 and April 2020 resulting from COVID-19.

Promotional Products net sales increased 106.6%, or $75.2 million, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to the sale of personal protective equipment, including face masks, sanitizers and gloves, which contributed $69.1 million to the increase in net sales during the nine months ended September 30, 2020. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. Additionally, continued product sales to our expanded customer base during the current year period also contributed to the net sales increase. In our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.7% for the nine months ended September 30, 2020 and 64.5% for the nine months ended September 30, 2019. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the net sales increase explained above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.7% for the nine months ended September 30, 2020 and 40.6% for the nine months ended September 30, 2019. The percentage increase was primarily driven by disruptions resulting from COVID-19 and costs associated with the onboarding of new customers in the current year period.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 67.0% for the nine months ended September 30, 2020 and 73.6% for the nine months ended September 30, 2019. The percentage decrease was primarily the result of personal protective equipment sales during the nine months ended September 30, 2020 and differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 26.5%, or $20.7 million, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily due to an increase in sales commissions and other employee compensation as a result of record sales levels during the nine months ended September 30, 2020, an increase in bad debt expense of $5.4 million on outstanding trade accounts receivable and an increase in expense of $3.1 million related to fair market value adjustments on acquisition related contingent liabilities.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.8% for the nine months ended September 30, 2020 and 31.3% for the nine months ended September 30, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 35.9% for the nine months ended September 30, 2020 and 37.4% for the nine months ended September 30, 2019. The percentage decrease was primarily related to the net sales increase explained above.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 20.6% for the nine months ended September 30, 2020 and 22.2% for the nine months ended September 30, 2019. The percentage decrease was primarily related to the net sales increase explained above.

Interest Expense

Interest expense decreased to $1.7 million for the nine months ended September 30, 2020 from $3.5 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a significant reduction in outstanding borrowings.

Income Taxes

The effective income tax rate was 19.9% and 19.4% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate was primarily driven by increases of 2.4% for compensation related items, 0.8% in uncertain tax positions, 0.4% in R&D credits, partially offset by decreases of 2.1% for state income taxes and 1.3% for foreign taxes and foreign tax credits. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

Working Capital

Cash and cash equivalents decreased by $3.3 million to $5.7 million as of September 30, 2020 from $9.0 million on December 31, 2019. Excess cash generated from operating activities during the nine months ended September 30, 2020 was used to repay outstanding borrowings under the revolving credit facility. Working capital decreased to $122.0 million at September 30, 2020 from $142.4 million at December 31, 2019. The decrease in working capital was primarily due to an increase in other current liabilities, partially offset by increases in inventories and trade accounts receivable. The increase in other current liabilities was primarily driven by new activities in the current year period relating to the increased sale of personal protective equipment within our Promotional Products and Uniforms and Related Products segments as a result of COVID-19, including increases in contract liabilities, accrued compensation and income taxes payable. The increase in inventories was primarily related to the timing of inventory purchases within our Promotional Products segment. The increase in trade accounts receivable was primarily due to increased net sales of personal protective equipment and healthcare service apparel within our Uniforms and Related Products segment.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$51,067	$11,842
Investing activities	(5,711)	(6,419)
Financing activities	(48,231)	(4,903)
Effect of exchange rates on cash	(512)	(430)
Net increase (decrease) in cash and cash equivalents	$(3,387)	$90

Operating Activities. The increase in net cash provided by operating activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to the receipt of payments from new customer contracts for the sourcing of personal protective equipment needed in response to COVID-19 within the Promotional Products and Uniforms and Related Products segments. Working capital cash changes during the nine months ended September 30, 2020 included an increase of $29.2 million in accounts payable and other current liabilities and an increase of $12.2 million in trade accounts receivable. Working capital cash changes during the nine months ended September 30, 2019 included an increase of $12.3 million in trade accounts receivable, a decrease in contract assets of $11.2 million and an increase in prepaid expenses and other current assets of $7.1 million.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was attributable to a decrease in capital expenditures of $0.7 million. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. In the near term, the Company expects to delay certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Financing Activities. The increase in net cash used in financing activities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to net repayments of $42.6 million in debt during the current year period compared to net borrowings of $1.5 million in the prior year period. Excess cash generated from operating activities during the nine months ended September 30, 2020 was used to repay outstanding borrowings under the revolving credit facility.

Credit Facilities (See Note 3 to the Financial Statements)

As of September 30, 2020, the Company had approximately $77.3 million in outstanding borrowings under its amended and restated credit agreement (the “Credit Agreement”) with Truist Bank, consisting of $2.9 million outstanding under the revolving credit facility expiring in May 2023, $22.5 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $51.8 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities”.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.00% at September 30, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.83% at September 30, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. At September 30, 2020, the Company had undrawn capacity of $63.1 million under the revolving credit facility.

On March 30, 2020, the Company entered into debt deferment agreements with Truist Bank to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2020 - $1.5 million; 2021 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2020 - $2.3 million; 2021 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of September 30, 2020, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the nine months ended September 30, 2020 and 2019, the Company paid cash dividends of $4.6 million and $4.5 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program the Company reacquired and retired 43,458 shares of its common stock during the nine months ended September 30, 2020. At September 30, 2020, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

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

The following tables reconcile net sales to shipments of our Uniforms and Related Products segment (in thousands):

RECONCILIATION OF UNIFORMS AND RELATED PRODUCTS SEGMENT GAAP SALES TO SHIPMENTS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Uniforms and Related Products net sales, as reported	$73,234	$54,979	$209,178	$174,403
Adjustment: Recognition of revenue based on the timing of shipments for finished goods with no alternative use for Uniforms and Related Products net sales	(121)	5,912	1,656	11,139
Uniforms and Related Products shipments	$73,113	$60,891	$210,834	$185,542

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2020 would have resulted in approximately $0.8 million in additional pre-tax interest expense for the nine months ended September 30, 2020. See Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of September 30, 2020, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, and the Brazilian real. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the nine months ended September 30, 2020 and 2019, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the nine months ended September 30, 2020 included a foreign currency translation adjustment loss of $1.5 million primarily related to exchange rate movements of the Brazilian real.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The majority of the principal fabrics used in the manufacture of products within the Uniforms and Related Products segment are sourced from China and the vast majority of raw materials used in our Promotional Products segment are sourced from China, either directly by BAMKO or by its suppliers. If we are unable to continue to obtain affordable raw materials and finished products from China or if our suppliers are unable to source affordable raw materials from China, it could significantly disrupt our business. A prolonged pandemic, or the threat thereof, could significantly disrupt our product sourcing, which in turn, could significantly disrupt our business.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2020, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	-	$-	-
August 1, 2020 to August 31, 2020	-	-	-
September 1, 2020 to September 30, 2020	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished, not filed.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2020	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)