Form 10-K
period 2020-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2021-03-03
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At June 30, 2020, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price ($13.40) as reported by the NASDAQ Stock Market, was approximately $136.2 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 16, 2021 was 15,543,253 shares.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020, relating to its Annual Meeting of Shareholders to be held May 7, 2021, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Form 10-K may include, without limitation: (1) the projected impact of the current coronavirus (COVID-19) pandemic on our, our customers’, and our suppliers’ businesses, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the current coronavirus (COVID-19) pandemic on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of the restrictions imposed by various governments and success of efforts to deliver a vaccine on a timely basis, among other factors; general economic conditions, including employment levels, in the areas of the United States in which our customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel, and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Effective March 1, 2016, the Company acquired substantially all of the assets of BAMKO, Inc. BAMKO is a full-service merchandise sourcing and promotional products company based in Los Angeles, California. With sales offices in the United States and Brazil, as well as support offices in China, Hong Kong, and India, BAMKO serves many well-known companies and brands. The purchase price for the asset acquisition consisted of approximately $15.2 million in cash, net of cash acquired, the issuance of approximately 324,000 restricted shares of Superior’s common stock that vest over a five-year period, the potential for future payments in additional contingent consideration through 2021, and the assumption of certain liabilities of BAMKO, Inc. The transaction also included the acquisition of BAMKO’s subsidiaries in Hong Kong, China, Brazil and England as well as an affiliate in India. Depending on the context, when using the term “BAMKO” in this Form 10-K, we refer either to the Company’s wholly-owned subsidiary housing the acquired business (BAMKO, LLC) or to the business acquired in the transaction, as subsequently grown through additional acquisitions.

On August 21, 2017, the Company, through BAMKO, acquired substantially all of the assets of PublicIdentity, Inc. (“Public Identity”). Public Identity is a promotional products and branded merchandise agency that provides promotional products and branded merchandise to corporate clients and universities. The purchase price consisted of $0.8 million in cash, the issuance of approximately 54,000 restricted shares of Superior’s common stock and payments of approximately $0.4 million in additional consideration. The majority of the shares issued vested over a three-year period.

On November 30, 2017, BAMKO closed on the acquisition of substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively, “Tangerine”), a promotional products and branded merchandise agency that serves many well-known brands. Tangerine is a leading provider of Point-of-Purchase (POP) and Point-of-Sale (POS) merchandise. The transaction had an effective date of December 1, 2017. The purchase price for the asset acquisition consisted of approximately $7.2 million in cash, the issuance of approximately 83,000 restricted shares of Superior’s common stock that vest over a four-year period, the potential for future payments in additional contingent consideration through 2021, and the assumption of certain liabilities of Tangerine.

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

Effective February 1, 2021, the Company, through BAMKO, closed on the acquisition of substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that has established itself as an industry leader in developing corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of the following: (a) cash at closing, subject to working capital adjustments, (b) the potential for future payment in additional contingent consideration through 2025, and (c) the issuance of restricted shares of the Company’s common stock that vest over a five-year period.

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Superior’s Uniforms and Related Products segment, primarily through its signature marketing brands Fashion Seal Healthcare®, HPI® and WonderWink®, manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; retail; fast food and other restaurants; transportation; and the private security, industrial and commercial markets. Superior services its Remote Staffing Solutions segment through multiple The Office Gurus entities, including its subsidiaries in El Salvador, Belize, Jamaica, and the United States (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions. The Promotional Products segment, through its brands BAMKO®, Tangerine® and PublicIdentity®, services customers that primarily purchase promotional and related products.

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

The Company’s principal products are:

Uniforms and service apparel for personnel of:

•   Hospitals and healthcare facilities;

•   Chain restaurants;

•   Retail stores;

•   Special purpose industrial facilities;

•   Transportation companies;

•   Hotels;

•   Entertainment destinations;

•   Public and private safety and security organizations; and

•   Miscellaneous service uses.

Miscellaneous products:

•   Directly related to uniforms and service apparel (e.g. headwear and footwear);

•   For use by linen suppliers and industrial launderers (e.g. industrial laundry bags); and

•   Other miscellaneous products.

Personal protective equipment, including:

•   Face masks;

•   Goggles;

•   Isolation gowns;

•   Sanitizers;

•   Gloves; and

•   Barrier fabric lab wear.

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

For a depiction of net sales from external customers, income before taxes on income and total assets by segment for each of the years ended December 31, 2020, 2019 and 2018, please refer to Note 16 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2020, 2019 and 2018, uniforms and service apparel and related products accounted for approximately 55%, 63% and 69%, respectively, of net sales. During the years ended December 31, 2020, 2019 and 2018, promotional and related products accounted for approximately 38%, 29% and 23%, respectively, of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment. During the years ended December 31, 2020, 2019 and 2018, our Remote Staffing Solutions segment accounted for approximately 7%, 8% and 8%, respectively, of net sales.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional companies, such as, ARAMARK Corporation, Cintas Corporation, Lands’ End, Inc., Medline Industries, Inc., Standard Textile Co., Inc., Careismatic Brands, Twin Hill and UniFirst Corporation. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. We believe Superior is one of the leading suppliers of garments to hospitals, retailers, hotels, food service establishments, and linen suppliers. Superior experiences competition primarily based on breadth of products and services offered, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

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

Customers

The Uniform and Related Products segment has a substantial number of customers, none of which accounted for more than 10% of that segment’s 2020 net sales. The Remote Staffing Solutions segment’s largest customer represented 14% of that segment’s 2020 external revenues. No customer accounted for more than 10% of the Promotional Products segment’s 2020 net sales.

Resources Material to Our Business

Raw Materials

The principal fabrics used in the manufacture of finished goods for Superior's Uniform and Related Products segment are cotton, polyester and cotton-synthetic blends. The majority of such fabrics are sourced in China. If Superior or its suppliers are unable to source raw materials from China, it could significantly disrupt Superior’s business.

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

The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in China or the United States, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and widespread health emergencies, which could have a material adverse effect on this business segment.

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

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s Uniforms and Related Products segment, are Fashion Seal Healthcare® and WonderWink®. For the year ended December 31, 2020, Fashion Seal Healthcare (presently registered with the United States Patent and Trademark Office until 2029) and WonderWink (presently registered with the United States Patent and Trademark Office until at least 2022) represented approximately 24% and 21%, respectively, of sales in that segment.

Seasonal Fluctuations

Our results of operations have not historically reflected material seasonal tendencies and we do not believe that seasonal fluctuations will have a material impact on us in the foreseeable future.

Effects of Compliance with Government Regulations

Trade Regulations

As disclosed above, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its redundant network of suppliers, including its own manufacturing facilities in Haiti, provide sufficient capacity to mitigate any dependency risks on a single supplier.

The Promotional Products segment relies on raw materials that are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in China or the United States, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and widespread health emergencies, which could have a material adverse effect on this business segment.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Human Capital Resources

The Company’s key human capital management objectives are to attract, retain and develop quality talent. To support these objectives, the Company’s human resources initiatives are designed to: keep people safe and healthy; enhance the Company’s culture; acquire and retain diverse talent; reward and support employees through competitive pay, benefits and other programs; and develop talent to prepare them for critical roles and leadership positions. In 2020, the Company deployed resources to positively impact all of these objectives. For example, we implemented substantial COVID-19-related safety measures, transitioned much of our workforce to work-from-home, expanded our recruiting efforts and strategies, amplified our total rewards packages, and provided skills, competency and compliance training to more of our team members than ever before.

As of December 31, 2020, the Company had approximately 4,600 full-time employees worldwide, which is a year-over-year increase of approximately 1,200 people. As of December 31, 2020, approximately 800 employees were employed in the U.S. and approximately 3,800 employees were employed in foreign countries. The Remote Staffing Solutions segment has the Company’s largest labor force at approximately 2,300 full-time employees as of December 31, 2020.

Available Information

The Company maintains an internet website at the following address: www.superiorgroupofcompanies.com. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings, and amendments thereto, by our officers, directors and 10% shareholders. We make this information available on our website free of charge as soon as reasonably practicable after we or they electronically file the information with, or furnish it to, the SEC. We also provide electronic copies of such filings free of charge upon request.

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

Risks Relating to Our Business and Operations

Our business could be materially adversely impacted by the coronavirus (COVID-19) pandemic.

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success in delivering and efficacy of vaccines; governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services within certain industries such as the restaurant, transportation, hospitality and entertainment industries; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery when the COVID-19 pandemic subsides.

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

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our Fashion Seal Healthcare® and WonderWink® marks are critically important to our business, as approximately 24% and 21%, respectively, of our Uniform and Related Products segment’s products were sold under those names during the year ended December 31, 2020. We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. We cannot assure that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws include the California Consumer Privacy Act, as amended (“CCPA”). The CCPA, among other things, contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Meanwhile, several other states and the federal government have considered or are considering privacy laws like the CCPA. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

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

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration (FDA), the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, the Securities Exchange Act of 1933, and the Nasdaq Stock Market LLC Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Shortages of supply of sourced goods or raw materials from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

We utilize multiple supply sources and manufacturing facilities. However, an unexpected interruption in any of the sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniform and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester and cotton-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

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

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we have been negatively affected by actions taken to address and limit the spread of the coronavirus, such as travel restrictions and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced further as a result of the coronavirus, it could have an increased negative affect on the timely supply and pricing of finished products.

Risks Relating to Our Industries

We face intense competition within our industries and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel, promotional products, and business process outsourcing industries choose suppliers primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include companies such as ARAMARK Corporation, Cintas Corporation, Lands’ End, Inc., Medline Industries, Inc., Standard Textile Co., Inc., Careismatic Brands, Twin Hill and UniFirst Corporation. Major competitors for our Promotional Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., and InnerWorkings, Inc. Major competitors for our Remote Staffing Solutions segment include companies such as APAC Customer Services, Atento, Concentrix, Sitel, Sykes, and Teleperformance. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

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

The principal fabrics used for our uniforms are made from cotton, polyester and cotton-synthetic blends. The principal components in our promotional products are plastic, glass, fabric and metal. The prices we pay for these fabrics and components and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic and political climate, currency exchange rates, labor costs, and other unpredictable factors. Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

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

Our operations are subject to various international trade agreements and regulations, such as the Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Caribbean Basin Trade Partnership Act (CBTPA), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), the Food Conservation and Energy Act of 2008 (HOPE II), the Haiti Economic Lift Program of 2010 (HELP), the African Growth and Opportunity Act (AGOA), the Middle East Free Trade Area Initiative (MEFTA) and the activities and regulations of the World Trade Organization (WTO). Generally, these trade agreements and regulations benefit our business by reducing or eliminating the quotas, duties and/or tariffs assessed on products manufactured in a particular country. However, trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country. Certain inbound products in our Uniforms and Related Products and Promotional Products segments to the United States are subject to tariffs assessed on the manufactured cost of goods at the time of import. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. In response, in part, to tariffs levied on products imported from China we have shifted some production out of China and may seek to shift additional production out of China, which may result in additional costs and disruption to our operations.

The countries in which our products are manufactured or into which they are imported may from time-to-time impose new quotas, duties, tariffs and requirements as to where raw materials must be purchased to qualify for free or reduced duty. These countries also may create additional workplace regulations or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure that future trade agreements or regulations will not provide our competitors an advantage over us or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition. Nor can we assure that the changing geopolitical and U.S. political environments will not result in a trade agreement or regulation being altered which adversely affects our company. The U.S. government may decide to impose or alter existing import quotas, duties, tariffs or other restrictions on products or raw materials sourced from those countries, which include countries from which we import raw materials or in which we manufacture our products. Any such quotas, duties, tariffs or restrictions could have a material adverse effect on our business, results of operations or financial condition.

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

Risks Relating to Our Indebtedness and Retirement Plan Obligations

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2020, our total consolidated indebtedness was $88.1 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

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

Interest rates on the Company’s current debt instruments are benchmarked against LIBOR. These debt instruments mature after December 31, 2021, which is the date at which banks are expected to stop reporting the data used to create this benchmark reference rate. It is uncertain how many or which industry participants will switch from one benchmark rate to another or whether a benchmark other than Secured Overnight Financing Rate (“SOFR”) will become prevalent. Further, the Company’s debt instruments do not currently identify an alternative benchmark rate to replace LIBOR, leaving such determination to be made if and when necessary, nor is the impact of such a change determinable. The transition to SOFR or any other benchmark rate may impact interest rates on the Company’s borrowings, including its corporate debt and interest-rate swap. If the impact is significantly adverse, the Company’s ability to service its debt or comply with its debt covenants could be jeopardized.

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

We have significant retirement plan obligations with respect to our employees and our available cash flow may be adversely affected in the event that payments become due under our supplemental executive retirement plan that is unfunded.

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. In the event that payments become due under the SERP, we will have to use cash flow from operations or other sources to fund our obligations. As of December 31, 2020, we had $14.3 million in unfunded obligations related to the SERP.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2020, our executive officers and Directors, and certain of their family members collectively owned 35.0% of our outstanding common stock. As a result, our executive officers and Directors, and certain of their family members have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Our share price may change significantly, and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result. If we sell any common stock or securities convertible into or exercisable for common stock under our universal shelf registration statement, you may be diluted.

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

Finally, we have recently filed with the Securities and Exchange Commission a universal shelf registration statement, pursuant to which we may offer and sell up to $120,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants, units and subscription rights, and the selling shareholders may offer and sell up to 750,000 shares in the aggregate of our common stock, in each case from time to time in one or more offerings. Any such offering or sale may cause a decline in our share price and an offering by us of equity securities or securities convertible into or exercisable for equity securities may result in dilution to existing shareholders.

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

General Risk Factors

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

Changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the tax laws are interpreted, could further impact our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2020:

Location	Status	Square Feet	Uses
Seminole, Florida	Owned	60,000	Corporate Office, Remote Staffing Solutions and Uniforms and Related Products
Belmopan, Belize	Leased	13,750	Remote Staffing Solutions
Coppell, Texas	Leased	114,735	Uniforms and Related Products
Eudora, Arkansas	Leased	210,300	Uniforms and Related Products and Promotional Products
Gainesville, Georgia	Leased	101,100	Uniforms and Related Products
Kingston, Jamaica	Leased	16,581	Remote Staffing Solutions
La Libertad, El Salvador	Owned	43,496	Remote Staffing Solutions
Lexington, Mississippi	Owned	40,000	Uniforms and Related Products
Los Angeles, California	Leased	3,500	Promotional Products
Monticello, Arkansas	Leased	92,000	Uniforms and Related Products and Promotional Products
Oak Grove, Louisiana	Leased	68,330	Uniforms and Related Products
Ouanaminthe, Haiti	Leased	80,000	Uniforms and Related Products
San Ignacio, Belize	Owned	11,732	Remote Staffing Solutions

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

We declared cash dividends of $0.40 per share during the fiscal year ended December 31, 2020, which were paid in the first, third and fourth quarters of 2020.

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

On February 16, 2021, we had 144 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common shares during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 to October 31, 2020	-	$-	-
November 1, 2020 to November 30, 2020	-	-	-
December 1, 2020 to December 31, 2020	-	-	-
Total	-	-	-	657,451

(1)	On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Item 6.          Selected Financial Data

The table below presents certain selected historical consolidated financial information as of and for each of the years in the five-year period ended December 31, 2020. We have derived the consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019, from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. We have derived the consolidated statements of operations data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 from our audited consolidated financial statements that are not included in this Form 10-K. Our historical results for any prior period are not indicative of results to be expected in any future period. The selected consolidated financial data included in the following tables should be read in conjunction with the Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018(1)	2017(2)	2016(3)
Net sales	$526,697	$376,701	$346,350	$266,814	$252,596
Costs and expenses:
Cost of goods sold	337,932	247,772	224,653	170,462	165,614
Selling and administrative expenses	136,515	107,282	96,710	70,592	65,124
Other periodic pension costs	955	1,962	385	1,224	1,272
Interest expense	2,003	4,399	3,207	802	688
	477,405	361,415	324,955	243,080	232,698
Gain on sale of property, plant and equipment	2,164	-	-	1,048	-
Income before taxes on income	51,456	15,286	21,395	24,782	19,898
Income tax expense	10,430	3,220	4,420	9,760	5,260
Net income	$41,026	$12,066	$16,975	$15,022	$14,638

Net income per share:
Basic	$2.72	$0.81	$1.14	$1.04	$1.04
Diluted	$2.65	$0.79	$1.10	$0.99	$0.98

Cash dividends per common share	$0.400	$0.400	$0.390	$0.365	$0.340

At year end:
Total assets	$393,924	$358,933	$335,086	$218,938	$196,848
Long-term debt	$72,372	$104,003	$111,522	$32,933	$36,227
Working capital	$143,585	$142,357	$150,819	$95,315	$93,107
Shareholders’ equity	$191,630	$157,554	$150,921	$124,968	$110,550

(1)

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively “ASC 606”) using the modified retrospective method to all contracts not completed as of January 1, 2018. The Company recorded a net increase to retained earnings of $11.2 million as of January 1, 2018, which was composed of net sales of $42.9 million, cost of goods sold of $27.4 million, selling and administrative expenses of $0.7 million and income tax expense of $3.5 million. On May 2, 2018, the Company acquired CID, which manufactures medical uniforms, lab coats, and layers, and sells its products to specialty uniform retailers, ecommerce medical uniform retailers, and other retailers. For further details relating to this acquisition, refer to Note 17 to the Financial Statements.

(2)

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

(3)

On March 8, 2016, the Company closed on the acquisition of substantially all of the assets of BAMKO, which is a promotional products, merchandise, and packaging company that serves the world’s most prominent brands.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2020, 2019 and 2018, as well as our financial positions at December 31, 2020 and 2019, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the years ended December 31, 2020 and 2019. For the discussion of changes from the year ended December 31, 2018 to the year ended December 31, 2019 and other financial information related to the year ended December 31, 2018, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2019. That document was filed with the United States Securities and Exchange Commission on February 20, 2020.

Business Outlook

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued as government actions to address the situation remain in effect and new actions continue to be enacted, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demand from new and existing customers. In responding to the needs of our customers, we have sourced significant amounts of personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $82.7 million and $48.5 million to net sales during the year ended December 31, 2020 for our Promotional Products segment and Uniforms and Related Products segment, respectively.

However, the pandemic also had and could continue to have a number of adverse impacts on our business, including, but not limited to, additional disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

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

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to deliver a vaccine on a timely basis, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. As a result of the COVID-19 pandemic, we have seen increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States has been significantly impacted by the COVID-19 pandemic, and as a result, we have seen reduced demand for uniform apparel in many of our customers’ industries, such as the restaurant, transportation and hospitality industries. This, however, has been more than offset by demand from customers in certain retail industries, such as grocery and pharmacy customers, and healthcare. Additionally, we have sourced much needed personal protective equipment for our customers, which has also offset the declines in sales of uniform apparel to certain customers. Based on the longer-term fundamentals of our uniforms business, we anticipate that we will have growth opportunities when market conditions in the United States stabilize and begin to improve.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. The Office Gurus has become an award-winning global business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. Although the COVID-19 pandemic has generated uncertainties for our customers and their industries, we have recently seen increased demand for our services. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). BAMKO has many strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are competitive, BAMKO is well positioned in the promotional products industry and continues to be a platform for potential future acquisitions. We completed two additional acquisitions in this segment in late 2017, as well as an acquisition in February 2021, and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue once the current market environment stabilizes. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. In responding to the needs of our customers, the sourcing team within the Promotional Products segment sourced much needed personal protective equipment for our customers. These opportunities led to record revenue levels for the segment during the year ended December 31, 2020, despite the downturn in the branded merchandise industry that has experienced customer budget cuts and widespread event cancellations. Additionally, in our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of each of these business segments to new and existing customers.

The Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Operations

Net Sales (in thousands, except percentages):

	For the Years Ended December 31,
	2020	2019	% Change
Uniforms and Related Products	$287,333	$237,554	21.0%
Remote Staffing Solutions	42,365	36,490	16.1%
Promotional Products	202,156	107,511	88.0%
Net intersegment eliminations	(5,157)	(4,854)	6.2%
Consolidated Net Sales	$526,697	$376,701	39.8%

Net sales for the Company increased 39.8% from $376.7 million for the year ended December 31, 2019 to $526.7 million for the year ended December 31, 2020. The principal components of this aggregate increase in net sales were as follows: (1) an increase in the net sales of our Uniforms and Related Products segment (contributing 13.2%), (2) an increase in the net sales for our Promotional Products segment (contributing 25.1%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 1.5%).

Uniforms and Related Products net sales increased 21.0%, or $49.8 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to increased demand for personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $44.6 million to the increase in net sales. Additionally, market demand in 2020 for healthcare service apparel contributed to the increase in net sales. These increases were partially offset by decrease in demand for uniform apparel experienced during 2020 primarily as a result of COVID-19.

Remote Staffing Solutions net sales increased 16.1% before intersegment eliminations and 17.6% after intersegment eliminations for the year ended December 31, 2020 compared to the year ended December 31, 2019. These increases were primarily attributed to providing continued services in 2020 to our customer base that was expanded during 2019 and the onboarding of new customers in 2020.

Promotional Products net sales increased 88.0%, or $94.6 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to the sale of personal protective equipment, including face masks, sanitizers and gloves, which contributed $82.7 million to the increase in net sales during the year ended December 31, 2020. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. Additionally, continued product sales to our expanded customer base during 2020 also contributed to the net sales increase. In our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.2% for the year ended December 31, 2020 and 65.4% for the year ended December 31, 2019. As a percentage of net sales, cost of goods sold remained relatively flat. The increase in cost of goods sold during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the net sales increase explained above.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 42.6% for the year ended December 31, 2020 and 41.3% for the year ended December 31, 2019. The percentage increase was primarily driven by disruptions resulting from COVID-19 and costs associated with the onboarding of new customers in 2020.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 66.5% for the year ended December 31, 2020 and 73.6% for the year ended December 31, 2019. The percentage decrease was primarily the result of personal protective equipment sales during the year ended December 31, 2020 and differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 27.2%, or $29.2 million, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase in sales commissions and other employee compensation as a result of record sales levels during the year ended December 31, 2020, an increase in bad debt expense of $5.4 million on outstanding accounts receivable and an increase in expense of $4.2 million on acquisition related contingent liabilities primarily driven by fair market value adjustments.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.9% for the year ended December 31, 2020 and 30.7% for the year ended December 31, 2019. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 36.1% for the year ended December 31, 2020 and 37.4% for the year ended December 31, 2019. The percentage decrease was primarily related to the net sales increase explained above.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 20.5% for the year ended December 31, 2020 and 22.1% for the year ended December 31, 2019. The percentage decrease was primarily related to the net sales increase explained above.

Other Periodic Pension Costs

During the years ended December 31, 2020 and 2019, the Company recorded $0.4 million and $1.1 million, respectively, in pension settlement losses that resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2020, we sold a building and related assets that were previously used as a Distribution Center within our Uniforms and Related Products segment for net proceeds of $5.3 million and realized a gain on sale of $2.2 million. This sale was part of management’s plan to transition the HPI Distribution Center operations to the Company’s largest and most technologically advanced semi-robotic worldwide distribution center, located in Eudora, Arkansas.

Interest Expense

Interest expense decreased to $2.0 million for the year ended December 31, 2020 from $4.4 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a significant reduction in outstanding borrowings.

Income Taxes

The effective income tax rate was 20.3% and 21.1% for the years ended December 31, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily driven by decreases of 3.5% for state and local income taxes, net of Federal income tax benefit, and 1.5% in uncertain tax positions, partially offset by increases of 2.5% for compensation related items. For further discussion of changes in the effective tax rate, refer to the Note 7 to the Financial Statements.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, cash flows from operating activities, and activity ratios. The Company’s balance sheet generally provides the ability to pursue acquisitions, invest in new product lines and technologies and invest in additional working capital as necessary. As of December 31, 2020, approximately $4.4 million of our cash was held in our foreign subsidiaries, of which $2.4 million of cash was held at foreign subsidiaries from which the Company plans to repatriate the funds as needed for liquidity.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements for the next twelve months. The Company has proactively taken steps to increase available cash on hand by targeted reductions in discretionary cash outflows. The Company may also begin relying on the issuance of equity or debt securities, and for that purpose has filed with the Securities and Exchange Commission a universal shelf registration statement (File No. 333-249760). There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or securities convertible into or exercisable for equity securities may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Superior’s Uniform and Related Products segment markets itself to its customers as a “stock house.” Therefore, Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry.

Cash and cash equivalents decreased by $3.8 million to $5.2 million as of December 31, 2020 from $9.0 million on December 31, 2019. Excess cash generated from operating activities during the year ended December 31, 2020 was used to repay outstanding borrowings under the revolving credit facility. Working capital increased to $143.6 million at December 31, 2020 from $142.4 million at December 31, 2019. The increase in working capital was primarily due to increases in accounts receivable and inventories, partially offset by increases in other current liabilities, accounts payable and acquisition-related contingent liabilities expected to be paid in 2021. The increase in accounts receivable was primarily due to increased net sales of personal protective equipment and healthcare service apparel within our Uniforms and Related Products segment. The increases in inventories and accounts payable were primarily related to the timing of inventory purchases within our Uniforms and Related Products and Promotional Products segments. The increase in other current liabilities was primarily driven by new activities in 2020 relating to the increased sale of personal protective equipment within our Promotional Products and Uniforms and Related Products segments as a result of COVID-19, including increases in contract liabilities, accrued compensation and income taxes payable. The increase in the current portion of acquisition-related contingent liabilities was driven by the significant increase in earnings within our Promotional Products segment during 2020.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$41,359	$20,007
Investing activities	(6,573)	(9,667)
Financing activities	(38,443)	(6,710)
Effect of exchange rates on cash	(209)	46
Net increase (decrease) in cash and cash equivalents	$(3,866)	$3,676

Operating Activities. The increase in net cash provided by operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to the receipt of payments from new customer contracts for the sourcing of personal protective equipment needed in response to COVID-19 within the Promotional Products and Uniforms and Related Products segments. Working capital cash changes during the year ended December 31, 2020 included an increase of $32.7 million in accounts payable and other current liabilities, an increase of $29.3 million in accounts receivable and an increase of $16.8 million in inventories. Working capital cash changes during the year ended December 31, 2019 included an increase of $17.1 million in accounts receivable, an increase of $10.9 million in accounts payable and other current liabilities and a decrease in contract assets of $10.7 million.

Investing Activities. The decrease in net cash used in investing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to net proceeds received during the year ended December 31, 2020 of $5.3 million from the sale of a building and related assets that were previously used as a Distribution Center within our Uniforms and Related Products segment. This was partially offset by an increase in capital expenditures of $2.2 million in 2020 compared to 2019.

Financing Activities. The increase in net cash used in financing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to net repayments of $31.7 million in debt during 2020 compared to net borrowings of $1.7 million in the prior year period. Excess cash generated from operating activities during the year ended December 31, 2020 was used to repay outstanding borrowings under the revolving credit facility.

Capital Expenditures

From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. In the near term, the Company may continue to delay certain capital expenditures relating to non-essential projects until economic conditions begin to stabilize.

Credit Facilities (See Note 6 to the Financial Statements)

As of December 31, 2020, the Company had approximately $88.1 million in outstanding borrowings under its amended and restated credit agreement (the “Credit Agreement”) with Truist Bank, consisting of $17.6 million outstanding under the revolving credit facility expiring in May 2023, $21.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $49.5 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.00% at December 31, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.83% at December 31, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. At December 31, 2020, the Company had undrawn capacity of $31.7 million under the revolving credit facility.

On March 30, 2020, the Company entered into debt deferment agreements with Truist Bank to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Contractual principal payments for the 2017 Term Loan are as follows: 2021 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: 2021 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain prepayment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of December 31, 2020, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

On February 8, 2021, the Company entered into a Second Amended and Restated Credit Agreement with Truist Bank (the “Restated Credit Agreement”), pursuant to which the maximum availability under the Company’s existing revolving credit facility was increased from $75.0 million to $125.0 million and its maturity date was extended until February 8, 2026. The 2017 Term Loan and the 2018 Term Loan remain outstanding with the same amortization schedules. The floor on LIBOR for the revolving credit facility was increased from zero to 0.25%, but the interest rates on the revolving credit facility and the term loans were not otherwise modified. The covenants, events of default and substantially all of the other terms that were contained in the Credit Agreement remain unchanged in the Restated Credit Agreement. The Credit Facilities continue to be secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations thereunder continue to be guaranteed by all of its domestic subsidiaries. See Note 19 for further information on the Restated Credit Agreement.

Dividends and Share Repurchase Program

During the years ended December 31, 2020 and 2019, the Company paid cash dividends of $6.1 million and $6.0 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program the Company reacquired and retired 43,458 shares of its common stock during the year ended December 31, 2020. At December 31, 2020, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	2021	2022-2023	2024-2025	Thereafter
Debt:
Revolving credit facility(1)	$-	$17,589	$-	$-
Term Loans(1)	15,286	30,572	21,572	3,094
Operating leases	1,168	1,642	117	-
Acquisition-related contingent liabilities(2)	5,865	2,355	-	-
Total long term contractual cash obligations(3)	$22,319	$52,158	$21,689	$3,094

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 6 to the Financial Statements.
(2)	The amounts represent the expected cash payment. The amounts in our balance sheet are stated at fair value.
(3)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $1.2 million, net defined benefit plan liability of $14.4 million and deferred compensation liability of $4.8 million.

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

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable and in establishing allowances for doubtful accounts. The Company analyzes specific trade accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of 5% of accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $5.1 million. During the year ended December 31, 2020, bad debt expense increased by $5.4 million, which was primarily driven by the COVID-19 pandemic. The Company’s concentration of risk is also monitored and as of December 31, 2020, two customers had a combined accounts receivable balance of 23% of the total accounts receivable and the five largest customer accounts receivables balances totaled $36.8 million.

Revenue Recognition

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

Goodwill and indefinite-lived intangible assets are tested at a level of reporting referred to as “the reporting unit.” The Company’s reporting units are defined as each of its three reporting segments. As of December 31, 2020, goodwill of $24.5 million and $11.6 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively. As of December 31, 2020, indefinite-lived intangible assets of $18.8 million and $12.6 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. For each of the years ended December 31, 2020, 2019 and 2018, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

Contingent Consideration

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable was $5.2 million as of December 31, 2020, of which $4.3 million is expected to be paid in the second quarter of 2021. The total estimated undiscounted remaining payments related to this contingent consideration payable is between $5.4 million and $5.7 million. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable was $2.3 million as of December 31, 2020, of which $1.3 million is expected to be paid in the second quarter of 2021. The total estimated undiscounted remaining payments related to this contingent consideration payable is between $2.3 million and $2.8 million. The Company’s fair value estimate of contingent consideration is primarily derived from management’s forecasted EBITDA of each applicable entity. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

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

The Company is also the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. Pension plan assets for retirement benefits consist primarily of fixed income securities, money market securities and common stock equities.

The Company’s pension obligations are determined using estimates including those related to discount rates and asset values. The discount rates used for the Company’s pension plans of 3.02% to 3.12% were determined based on the Citigroup Pension Yield Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated AA or better) and expected to be available during the period to maturity of the benefits.

At December 31, 2020, the Company's projected benefit obligations for the noncontributory qualified defined benefit pension plans approximated the fair value of the plans’ assets. The Company’s projected benefit obligation under the SERP exceeded the fair value of the plans’ assets by $14.3 million and thus the plan is underfunded. In 2020, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense of approximately $0.1 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.2 million and would have reduced the funded status by $1.3 million for the Company’s defined benefit pension plans. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. For additional information on our benefit plans, please refer to Note 8 to the Financial Statements.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company was impacted by GILTI relative to the earnings of its foreign subsidiaries, and is expected to be impacted in future periods, which may be material to our financial statements. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2020.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2020, there was an increase of $0.3 million in total unrecognized tax benefits. As of December 31, 2020, we had an accrued liability of $1.2 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock-settled stock appreciation rights (“SARs”) that vest over time and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARs granted is recognized as expense on the date of grant or over the service period. The Company used the Black-Scholes valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to Note 11 to the Financial Statements.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2020 would have resulted in approximately $1.0 million in additional pre-tax interest expense for the year ended December 31, 2020. For further information regarding our debt instruments, see Note 6 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2020, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the years ended December 31, 2020 and 2019, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the year ended December 31, 2020 included a foreign currency translation adjustment loss of $1.0 million primarily related to exchange rate movements of the Brazilian real.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Superior Group of Companies, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Adoption of New Accounting Standard

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases effective January 1, 2019, under the modified retrospective method.  Our opinion is not modified with respect to this adoption.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable - Specific Reserve

As described in Notes 1 and Note 2 to the consolidated financial statements, the Company’s allowance for doubtful accounts receivable was approximately $7.7 million as of December 31, 2020. The allowance for doubtful accounts receivable consists of a general and a specific allowance. The specific allowance component represents reserves for losses estimated to have been incurred associated with accounts receivable specifically identified by management and evaluated based on factors such as the customer credit worthiness, the age of outstanding balances, and information obtained from discussions with the customer. If, based on management’s evaluation of these factors, it is expected that a loss has been incurred on the collection of an accounts receivable balance, a specific allowance is recognized based on management’s judgment regarding the incurred losses. We identified the estimate of incurred losses on the specific allowance component of the allowance for doubtful accounts receivable as a critical audit matter.

The principal considerations for our determination that performing procedures relating to the evaluation of the allowance for doubtful accounts receivable is a critical audit matter was the significant judgment by management when determining the estimated losses incurred for accounts receivable balances with a specific reserve, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the estimated incurred losses.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of certain internal controls relating to management’s process for identifying specific accounts receivables and determining the incurred losses.

●	Testing management’s process for developing the estimate, including evaluation of the factors and evidence used to identify accounts receivable balances and determine the incurred losses.

●

Obtaining a detail of accounts receivable balances and specific allowance by customer and evaluating the relevance and reliability of the data, factors, and assumptions considered by management in determining the estimated incurred loses, including whether management consistently applies the criteria in developing the estimate.

●

Performing analytical analysis, including a retrospective review of prior period receivables and specific allowances and losses recognized in 2020 to evaluate if the ultimate outcome supports management’s process for developing the estimates.

Income Tax Provision

As described in Notes 1 and 7 to the Company’s consolidated financial statements, the Company operates in multiple jurisdictions through its wholly-owned subsidiaries. The Company services customers from operating facilities located both inside and outside the United States “U.S.”.  As a result, the Company is subject to income taxes in multiple domestic and foreign jurisdictions, each of which affect the Company’s provision for income taxes. The tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. For the year ended December 31, 2020, the Company’s provision for income taxes was $10.4 million, including a deferred benefit of approximately $5.0 million.

We identified the evaluation of the Company’s deferred income tax benefit as a critical audit matter. Challenging auditor judgment and complexity was required in evaluating the accuracy of the Company’s deferred income taxes and deferred income tax benefit. There is complexity in the evaluation of the accuracy of the deferred tax assets, liabilities, and deferred tax benefit due to the significant number of deferred tax positions resulting from previous business combinations, multinational operations, application of foreign tax laws and regulations.  As a result, there is a need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of certain internal controls over management’s process for determining the income tax provision including controls over the identification and determination of the accuracy of the net deferred tax liability and deferred tax benefit.

●	Evaluating the application of the relevant tax laws and regulations, and the impact of those on the determination of the Company’s net deferred tax liability and deferred tax benefit.

●

Utilizing personnel with specialized skill and knowledge in domestic and international tax rules and laws to assist in evaluating the appropriateness and consistency of management’s judgments, estimates, assumptions and documentation pertaining to the accuracy of the deferred tax assets and liabilities, and the effect of each on the deferred income tax benefit.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2013.

Clearwater, Florida

March 3, 2021

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except shares and per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$526,697	$376,701	$346,350

Costs and expenses:
Cost of goods sold	337,932	247,772	224,653
Selling and administrative expenses	136,515	107,282	96,710
Other periodic pension costs	955	1,962	385
Interest expense	2,003	4,399	3,207
	477,405	361,415	324,955
Gain on sale of property, plant and equipment	2,164	-	-
Income before taxes on income	51,456	15,286	21,395
Income tax expense	10,430	3,220	4,420
Net income	$41,026	$12,066	$16,975

Net income per share:
Basic	$2.72	$0.81	$1.14
Diluted	$2.65	$0.79	$1.10

Weighted average shares outstanding during the period
Basic	15,075,134	14,945,165	14,937,786
Diluted	15,508,420	15,266,408	15,472,133

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$940	$968	$862
Recognition of settlement loss included in net periodic pension costs	314	835	-
Current period loss	(4,928)	(1,354)	(1,253)
Gain (loss) on cash flow hedging activities	(22)	(22)	203
Foreign currency translation adjustment	(1,021)	74	(518)
Other comprehensive income (loss)	(4,717)	501	(706)
Comprehensive income	$36,309	$12,567	$16,269

Cash dividends per common share	$0.40	$0.40	$0.39

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,172	$9,038
Accounts receivable, less allowance for doubtful accounts of $7,667 and $2,964, respectively	101,902	79,746
Accounts receivable - other	1,356	1,083
Inventories	89,766	73,379
Contract assets	39,231	38,533
Prepaid expenses and other current assets	11,030	9,934
Total current assets	248,457	211,713
Property, plant and equipment, net	36,644	32,825
Operating lease right-of-use assets	3,826	5,445
Intangible assets, net	58,746	62,536
Goodwill	36,116	36,292
Other assets	10,135	10,122
Total assets	$393,924	$358,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,327	$33,271
Other current liabilities	44,670	18,894
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	5,589	1,905
Total current liabilities	104,872	69,356
Long-term debt	72,372	104,003
Long-term pension liability	14,574	10,253
Long-term acquisition-related contingent liabilities	1,892	3,423
Long-term operating lease liabilities	1,599	2,380
Deferred tax liability	450	7,042
Other long-term liabilities	6,535	4,922
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,391,660 and 15,227,604 shares, respectively.	15	15
Additional paid-in capital	61,844	57,442
Retained earnings	141,972	107,581
Accumulated other comprehensive income (loss), net of tax:
Pensions	(10,898)	(7,224)
Cash flow hedges	69	91
Foreign currency translation adjustment	(1,372)	(351)
Total shareholders’ equity	191,630	157,554
Total liabilities and shareholders’ equity	$393,924	$358,933

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2018	15,081,947	$15	$49,103	$83,129	$(7,279)	$124,968
ASC 606 adjustment to opening retained earnings				11,245		11,245
Restricted shares issued and common shares issued upon exercise of options	87,347		878	(151)		727
Restricted shares issued in acquisition	150,094		3,762			3,762
Common shares issued upon exercise of Stock Appreciation Rights (SARs)	3,428					-
Share-based compensation expense	37,930		2,264			2,264
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(17)			(17)
Tax benefit from vesting of acquisition-related restricted stock			445			445
Cash dividends declared ($0.39 per share)				(5,836)		(5,836)
Common stock reacquired and retired	(158,359)		(576)	(2,330)		(2,906)
Comprehensive income (loss):
Net earnings				16,975		16,975
Cash flow hedges, net of taxes of $68					203	203
Pensions, net of taxes of $123					(391)	(391)
Change in currency translation adjustment, net of taxes of $189					(518)	(518)
Balance, December 31, 2018	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options	62,994		460	(177)		283
Restricted shares issued	69,530					-
Share-based compensation expense			1,484			1,484
Tax benefit from vesting of acquisition-related restricted stock			30			30
Cash dividends declared ($0.40 per share)				(6,046)		(6,046)
Common stock reacquired and retired	(107,307)		(391)	(1,294)		(1,685)
Comprehensive income (loss):
Net earnings				12,066		12,066
Cash flow hedges, net of taxes of $3					(22)	(22)
Pensions, net of taxes of $141					449	449
Change in currency translation adjustment, net of taxes of $23					74	74
Balance, December 31, 2019	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	157,730		2,110	(183)		1,927
Restricted shares issued	49,784					-
Share-based compensation expense			2,530			2,530
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(66)			(66)
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Cash dividends declared ($0.40 per share)				(6,111)		(6,111)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				41,026		41,026
Cash flow hedges, net of taxes of $3					(22)	(22)
Pensions, net of taxes of $1,154					(3,674)	(3,674)
Change in currency translation adjustment, net of taxes of $449					(1,021)	(1,021)
Balance, December 31, 2020	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,026	$12,066	$16,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,132	8,272	7,906
Provision for bad debts - accounts receivable	6,746	1,323	867
Share-based compensation expense	2,530	1,484	2,264
Deferred income tax benefit	(4,987)	(1,595)	(665)
Gain on sale of property, plant and equipment	(2,164)	(5)	-
Change in fair value of acquisition-related contingent liabilities	4,119	(74)	(1,116)
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(29,251)	(17,104)	(4,886)
Accounts receivable - other	(273)	660	105
Contract assets	(699)	10,703	(3,382)
Inventories	(16,763)	(4,984)	2,429
Prepaid expenses and other current assets	(1,474)	(3,479)	2,622
Other assets	464	(1,717)	(1,257)
Accounts payable and other current liabilities	32,690	10,904	(1,344)
Long-term pension liability	(508)	2,138	(128)
Other long-term liabilities	1,771	1,415	(526)
Net cash provided by operating activities	41,359	20,007	19,864

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,857)	(9,672)	(4,869)
Proceeds from disposals of property, plant and equipment	5,284	5	-
Acquisition of businesses, net of acquired cash	-	-	(85,597)
Net cash used in investing activities	(6,573)	(9,667)	(90,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	202,349	165,314	206,025
Repayment of debt	(234,063)	(163,645)	(127,439)
Payment of cash dividends	(6,111)	(6,046)	(5,836)
Payment of acquisition-related contingent liabilities	(1,966)	(961)	(2,861)
Proceeds received on exercise of stock options	1,927	283	727
Tax withholdings on exercise of stock rights	(66)	-	(17)
Tax (provision) benefit from vesting of acquisition-related restricted stock	(13)	30	445
Common stock reacquired and retired	(500)	(1,685)	(2,906)
Net cash provided by (used in) financing activities	(38,443)	(6,710)	68,138

Effect of currency exchange rates on cash	(209)	46	(304)
Net increase (decrease) in cash and cash equivalents	(3,866)	3,676	(2,768)
Cash and cash equivalents balance, beginning of period	9,038	5,362	8,130
Cash and cash equivalents balance, end of period	$5,172	$9,038	$5,362

Supplemental disclosure of cash flow information:
Income taxes paid	$13,390	$7,146	$1,088
Interest paid	$1,490	$3,979	$2,724

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

Superior’s Uniforms and Related Products segment, through its primary signature marketing brands Fashion Seal Healthcare®, HPI®, and WonderWink®, manufactures (through third parties or its own facilities) and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories for the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus® entities, including its subsidiaries in El Salvador, Belize, Jamaica, and the United States (collectively, “TOG”). TOG is a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions.

The Promotional Products segment, through the BAMKO®, Public Identity® and Tangerine® brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States, Brazil and Canada with support services in China, Hong Kong and India.

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

Revenue recognition

Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. See Note 14 for further discussion on revenue recognition.

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

Cost of goods sold and shipping and handling fees and costs

Cost of goods sold for our Uniforms and Related Products segment and our Promotional Products segment consist primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $17.6 million, $14.5 million and $14.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed on a current basis. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statements of comprehensive income within selling and administrative expenses. During the year ended December 31, 2020, we sold a building and related assets that were previously used as a Distribution Center within our Uniforms and Related Products segment for net proceeds of $5.3 million and realized a gain on sale of $2.2 million. This sale is presented within our statements of comprehensive income as a separate line item titled “gain on sale of property, plant and equipment.” This sale was part of management’s plan to transition the HPI Distribution Center operations to the Company’s largest and most technologically advanced semi-robotic worldwide distribution center, located in Eudora, Arkansas.

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

Intangible assets, net

Intangible assets consist of customer relationships, non-compete agreements and trade names acquired in previous business acquisitions.

Intangible assets as of December 31, 2020 and 2019 are summarized as follows (dollars in thousands):

		December 31, 2020		December 31, 2019
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	12.7	$41,530	$(14,773)	$41,530	$(11,246)
Non-compete agreements (3-7 year life)	5.4	1,411	(852)	1,411	(589)
Total		$42,941	$(15,625)	$42,941	$(11,835)

Indefinite-lived intangible assets:
Trade names		$31,430		$31,430

Total intangible assets		$74,371	$(15,625)	$74,371	$(11,835)

Amortization expense for intangible assets for each of the years ended December 31, 2020, 2019 and 2018 was $3.8 million.

Estimated future intangible amortization expense is as follows (in thousands):

2021	$3,819
2022	3,755
2023	2,929
2024	2,265
2025	1,838
Thereafter	12,710
Total	$27,316

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There was no impairment of long-lived assets for the years ended December 31, 2020, 2019 and 2018.

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

Goodwill and indefinite-lived intangible assets are tested at a level of reporting referred to as “the reporting unit.” The Company’s reporting units are defined as each of its three reporting segments. As of December 31, 2020, goodwill of $24.5 million and $11.6 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively. As of December 31, 2020, indefinite-lived intangible assets of $18.8 million and $12.6 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. For each of the years ended December 31, 2020, 2019 and 2018, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

Contingent Consideration

The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired business. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying statements of comprehensive income.

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

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2020, the Company had two customers with a combined accounts receivable balance of 23% of the total accounts receivable. At December 31, 2019, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2020 and 2019, the five largest customer accounts receivables balances totaled $36.8 million and $18.6 million, respectively, or approximately 40% and 23% of the respective total accounts receivable balances. The Uniform and Related Products segment has a substantial number of customers, none of which accounted for more than 10% of that segment’s 2020 net sales. The Remote Staffing Solutions segment’s largest customer represented 14% of that segment’s 2020 external revenues. No customer accounted for more than 10% of the Promotional Products segment’s 2020 net sales.

The Uniform and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester and cotton-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2020 and 2019, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of year	$2,964	$2,042	$1,382
Provision for bad debts	6,746	1,323	867
Charge-offs	(2,087)	(401)	(210)
Recoveries	44	-	3
Balance at the end of year	$7,667	$2,964	$2,042

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of year	$2,112	$1,893	$1,125
Provision for returns and allowances	7,699	4,334	4,908
Actual returns and allowances paid to customers	(6,446)	(4,115)	(4,140)
Balance at the end of year	$3,365	$2,112	$1,893

NOTE 4 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2020	2019
Finished goods	$73,979	$65,413
Work in process	1,634	652
Raw materials	14,153	7,314
Inventories	$89,766	$73,379

NOTE 5 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$3,085	$3,635
Buildings, improvements and leaseholds	15,972	18,745
Machinery, equipment and fixtures	76,906	66,311
	95,963	88,691
Accumulated depreciation and amortization	(59,319)	(55,866)
Property, plant and equipment, net	$36,644	$32,825

Depreciation and amortization charges were $4.3 million, $4.5 million and $4.1 million in 2020, 2019 and 2018, respectively.

NOTE 6 – Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2020	2019
Credit Facilities:
Revolving credit facility due May 2023	$17,589	$37,838
Term loan due February 2024 (“2017 Term Loan”)	21,000	25,500
Term loan due January 2026 (“2018 Term Loan”)	49,524	56,488
	$88,113	$119,826
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	455	537
Long-term debt less current maturities	$72,372	$104,003

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.00% at December 31, 2020). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.83% at December 31, 2020). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2020, there were $25.7 million of letters of credit outstanding.

On March 30, 2020, the Company entered into debt deferment agreements with Truist Bank to: (i) defer contractual principal and interest payments due between April 1, 2020 and June 1, 2020 under the 2017 Term Loan and 2018 Term Loan until their respective maturity dates; and (ii) defer contractual interest payments due between April 1, 2020 and June 1, 2020 under the revolving credit facility until its maturity date. Contractual principal payments for the 2017 Term Loan are as follows: 2021 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: 2021 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain prepayment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of December 31, 2020, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

On February 8, 2021, the Company entered into a Second Amended and Restated Credit Agreement with Truist Bank (the “Restated Credit Agreement”), pursuant to which the maximum availability under the Company’s existing revolving credit facility was increased from $75.0 million to $125.0 million and its maturity date was extended until February 8, 2026. The 2017 Term Loan and the 2018 Term Loan remain outstanding with the same amortization schedules. The floor on LIBOR for the revolving credit facility was increased from zero to 0.25%, but the interest rates on the revolving credit facility and the term loans were not otherwise modified. The covenants, events of default and substantially all of the other terms that were contained in the Credit Agreement remain unchanged in the Restated Credit Agreement. The Credit Facilities continue to be secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations thereunder continue to be guaranteed by all of its domestic subsidiaries. See Note 19 for further information on the Restated Credit Agreement.

The Company is a party to an interest rate swap with a total notional value of $9.8 million as of  December 31, 2020 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. During the years ended December 31, 2020 and 2019, a loss of $0.3 million and $0.2 million, respectively, was recognized on the interest rate swap.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2020 are as follows (in thousands):

2021	$15,286
2022	15,286
2023	32,875
2024	12,286
2025	9,286
Thereafter	3,094
Total debt	$88,113

NOTE 7 – Income Tax Expense:

Aggregate income tax provisions consist of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$12,997	$3,049	$3,613
State and local	1,956	1,074	643
Foreign	486	502	789
	15,439	4,625	5,045
Deferred Taxes:
Deferred tax (benefit) provision	(5,009)	(1,405)	(625)

Income tax expense	$10,430	$3,220	$4,420

The significant components of the deferred income tax (liability) asset are as follows (in thousands):

	December 31,
	2020	2019
Deferred income tax assets:
Pension accruals	$3,742	$2,588
Operating reserves and other accruals	5,110	2,540
Tax credits	513	923
Valuation allowance on tax credits	-	(923)
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(2,116)	(1,544)
Book carrying value in excess of tax basis of intangibles	(5,780)	(7,024)
Tax effect of revenue recognition standard ASC 606	(1,021)	(1,771)
Deferred expenses	(898)	(1,831)
Net deferred income tax liability	$(450)	$(7,042)

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.3%	4.8%	2.0%
Rate impacts due to foreign operations	(4.5%)	(3.9%)	(2.7%)
Changes in uncertain tax positions	0.2%	1.7%	0.4%
Compensation related	2.3%	(0.2%)	1.4%
R&D tax credits	(0.3%)	(0.9%)	(0.4%)
Other	0.3%	(1.4%)	(1.0%)
Effective income tax rate	20.3%	21.1%	20.7%

The Tax Cuts and Jobs Act enacted on December 22, 2017 imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2020.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2020 and 2019, we had $1.2 million and $0.9 million, respectively, of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $1.2 million as of December 31, 2020 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2020	2019
Balance at the beginning of year	$681	$477
Additions based on tax positions related to the current year	134	128
Additions for tax positions of prior years	286	173
Reductions due to lapse of statute of limitations	(108)	(97)
Balance at the end of year	$993	$681

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2020, 2019 and 2018, we recorded $0.2 million, $0.2 million and $0.1 million, respectively, for interest and penalties, net of tax benefits. During each of the years 2020, 2019 and 2018, we reduced the liability by $0.1 million for interest and penalties due to lapse of statute of limitations. At December 31, 2020 and 2019, we had $0.2 million accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.3 million within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2017 and significant state examinations is 2014.

NOTE 8 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Periodic benefit payments on retirement are determined based on a fixed amount applied to service or determined as a percentage of earnings prior to retirement. The Company is also the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several employees participate. Pension plan assets for retirement benefits consist primarily of fixed income securities, money market securities and common stock equities.

Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit pension plan.

The Company recognizes the funded status of its defined benefit post retirement plans in the Company’s balance sheets.

At December 31, 2020, the Company's projected benefit obligations for the noncontributory qualified defined benefit pension plans approximated the fair value of the plans’ assets. The Company’s projected benefit obligation under the SERP exceeded the fair value of the plans’ assets by $14.3 million and thus the plan is underfunded.

It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s balance sheets at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020			2019
	Pension Plans	SERP	Total	Pension Plans	SERP	Total
Changes in benefit obligation:
Benefit obligation at beginning of year	$18,114	$10,356	$28,470	$18,317	$8,808	$27,125
Service cost	-	152	152	-	117	117
Interest cost	541	322	863	721	363	1,084
Actuarial loss	1,773	3,610	5,383	2,664	1,171	3,835
Benefits paid	(1,650)	(103)	(1,753)	(3,588)	(103)	(3,691)
Benefit obligation at end of year	18,778	14,337	33,115	18,114	10,356	28,470

Changes in plan assets:
Fair value of plan assets at beginning of year	19,939	-	19,939	19,980	-	19,980
Actual return on assets	462	-	462	3,547	-	3,547
Employer contributions	-	103	103	-	103	103
Benefits paid	(1,647)	(103)	(1,750)	(3,588)	(103)	(3,691)
Fair value of plan assets at end of year	18,754	-	18,754	19,939	-	19,939

Funded status at end of year	$(24)	$(14,337)	$(14,361)	$1,825	$(10,356)	$(8,531)

Amounts recognized in balance sheets:
Other assets	$314	$-	$314	$1,825	$-	$1,825
Other current liabilities	-	(101)	(101)	-	(103)	(103)
Long-term pension liability	(338)	(14,236)	(14,574)	-	(10,253)	(10,253)
Net amount recognized	$(24)	$(14,337)	$(14,361)	$1,825	$(10,356)	$(8,531)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$8,227	$7,429	$15,656	$6,312	$4,516	$10,828

Information for benefit plans with projected benefit obligation in excess of plan assets depicted as follows (in thousands):

	December 31,
	2020			2019
	Pension Plans	SERP	Total	Pension Plans	SERP	Total
Projected benefit obligation	$18,778	$14,337	$33,115	$18,114	$10,356	$28,470
Fair value of plan assets	(18,754)	-	(18,754)	(19,939)	-	(19,939)
	$24	$14,337	$14,361	$(1,825)	$10,356	$8,531

Components of net periodic benefit cost related to pension plans were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest cost on projected benefit obligation	$541	$721	$675
Expected return on plan assets	(1,555)	(1,491)	(1,717)
Recognized actuarial loss	539	643	526
Settlement loss	413	1,110	-
Net periodic pension cost after settlements	$(62)	$983	$(516)

The pension settlement losses included in the table above resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company and did not increase the Company’s total pension expense over time, as the charge was an acceleration of costs that otherwise would be recognized as pension expense in future periods. The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.5 million.

Components of net periodic benefit cost related to the SERP were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Service cost - benefits earned during the period	$152	$117	$108
Interest cost on projected benefit obligation	322	363	295
Recognized actuarial loss	695	616	606
Net periodic pension cost after settlements	$1,169	$1,096	$1,009

The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income. The estimated net actuarial loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.7 million.

The tables below presents various assumptions used in determining the benefit obligation for each year and reflects the percentages for the various plans.

The following table presents the weighted-average assumptions used to determine benefit obligations as of December 31, 2019 and 2020:

	Discount Rate			Long Term Rate of Return			Salary Scale
	Pension Plans			Pension Plans			Pension Plans
	Corporate	Plants	SERP	Corporate	Plants	SERP	Corporate	Plants	SERP
2019	3.12%	3.02%	3.12%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2020	2.36%	2.21%	2.36%	8.00%	8.00%	N/A	N/A	N/A	3.00%

The following table presents the weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2018, 2019 and 2020:

	Discount Rate			Long Term Rate of Return			Salary Scale
	Pension Plans			Pension Plans			Pension Plans
	Corporate	Plants	SERP	Corporate	Plants	SERP	Corporate	Plants	SERP
2018	3.53%	3.45%	3.53%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2019	4.14%	4.06%	4.14%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2020	3.12%	3.02%	3.12%	8.00%	8.00%	N/A	N/A	N/A	3.00%

The methodology used to determine the expected rate of return on the pension plan assets was based on a review of actual returns in the past and consideration of projected returns based upon our projected asset allocation. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2020, 2019 and target allocation for 2021 are as follows:

	Percentage of Plan Assets		Target
	December 31,		Allocation
Investment description	2020	2019	2021
Equity securities	-%	68%	60%
Fixed income	40%	31%	40%
Money market	60%	-%	-%
Other	-%	1%	-%
Total	100%	100%	100%

The Company does not plan to contribute any significant amounts to our defined benefit pension plans in 2021.

The following table includes projected benefit payments for the years indicated (in thousands):

	Projected Benefit Payments
Year	Pension Plans	SERP	Total
2021	$1,686	$102	$1,788
2022	1,028	1,175	2,203
2023	1,351	588	1,939
2024	1,317	581	1,898
2025	1,297	572	1,869
2026-2030	4,651	3,776	8,427

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $4.0 million and $3.6 million at December 31, 2020 and 2019, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2020, 2019 and 2018, we recognized an investment gain of $0.5 million, investment gain of $0.7 million and investment loss of $0.3 million, respectively, on the cash surrender value of these life insurance contracts.

In 2013, we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $5.0 million and $4.3 million at December 31, 2020 and 2019, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $4.8 million and $4.1 million as of December 31, 2020 and 2019, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company expensed employer matching contributions of $1.6 million and $1.0 million during years ended December 31, 2019 and 2018, respectively. As a response to the COVID-19 pandemic, the Company elected not to make any discretionary contributions for the fiscal year 2019, and as a result, $1.2 million of accrued discretionary contributions as of December 31, 2019 were reversed during 2020. As a result, the Company recorded a net reversal in expense of $0.3 million relating to employer matching contributions during year ended December 31, 2020.

NOTE 9 – Leases:

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and all subsequent amendments to the ASU (collectively “ASC 842”) retrospectively through a cumulative-effect adjustment as permitted under the specific transitional provisions in ASC 842. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported under the accounting standards in effect for the prior period.

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. These leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2020, the Company had recognized $2.7 million of operating lease liabilities ($1.1 million in other current liabilities and $1.6 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $3.8 million of operating lease right-of-use assets, which includes prepaid rent of $1.5 million. As of December 31, 2019, the Company had recognized $3.7 million of operating lease liabilities ($1.3 million in other current liabilities and $2.4 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $5.4 million of operating lease right-of-use assets, which includes prepaid rent of $1.8 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Rent expense (prior to adoption of ASC 842)	$-	$-	$2,149
Operating lease costs	2,000	1,541	-
Short-term lease costs	541	302	-
Total lease costs	$2,541	$1,843	$2,149

Cash flow and noncash information related to our operating leases were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Operating cash flows – cash paid for operating lease liabilities	$1,425	$1,320
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$243	$782

Other supplemental information related to our operating leases was as follows:

	Years Ended December 31,
	2020	2019
Weighted-average remaining lease term (in years)	2.8	3.6
Weighted average discount rate	5.61%	5.61%

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Operating Leases
2021	$1,168
2022	961
2023	681
2024	57
2025	60
Thereafter	-
Total lease payments	2,927
Less imputed interest	204
Present value of lease liabilities	$2,723

NOTE 10 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable was $5.2 million as of December 31, 2020, of which $4.3 million is expected to be paid in the second quarter of 2021. The total estimated undiscounted remaining payments related to this contingent consideration payable is between $5.4 million and $5.7 million. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable was $2.3 million as of December 31, 2020, of which $1.3 million is expected to be paid in the second quarter of 2021. The total estimated undiscounted remaining payments related to this contingent consideration payable is between $2.3 million and $2.8 million. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities  may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 11 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the previous plan) have been reserved for issuance under the 2013 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2020, the Company had 2,675,107 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock options and SARs	$1,321	$407	$984
Restricted stock	777	835	551
Performance shares	432	243	729
Total share-based compensation expense	$2,530	$1,485	$2,264

Related income tax benefit	$286	$262	$282

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

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2020	2019	2018
Stock Options:
Risk free interest rate	0.1% - 1.4%	1.7% - 2.5%	2.6% - 2.9%
Expected award life (years)	3-10	3-10	3-10
Expected volatility	35.6% - 61.5%	34.2% - 38.8%	35.4% - 42.1%
Expected dividend yield	1.9% - 5.3%	2.3% - 2.5%	1.6% - 2.1%
Weighted average fair value per share at grant date	$2.36	$3.96	$5.93

SARs:
Risk free interest rate	0.2% - 1.4%	2.4%	2.6%
Expected award life (years)	3	3	3
Expected volatility	35.6% - 55.8%	34.8%	38.1%
Expected dividend yield	3.6% - 5.3%	2.3%	1.6%
Weighted average fair value per share at grant date	$2.18	$3.97	$6.06

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest either one or two years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs.

A summary of stock option transactions during the year ended December 31, 2020 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2020	701,131	$16.82	2.95	$714
Granted	560,125	9.41
Exercised	(154,396)	14.01
Lapsed or cancelled	(136,838)	17.25
Outstanding, December 31, 2020	970,022	12.92	3.74	11,128
Exercisable, December 31, 2020	279,707	17.41	2.41	1,664

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2020, 2019 and 2018 had intrinsic values of $1.2 million, $0.8 million and $1.2 million, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company received $1.9 million, $0.3 million and $0.7 million, respectively, in cash from stock option exercises. Current tax benefits of $0.2 million, $0.1 million and $0.1 million were recognized for these exercises during the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, during the years ended December 31, 2020, 2019 and 2018, the Company received 13,237, 12,450 and 6,894 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 19,232, 33,172 and 26,234 shares, respectively, of its common stock. As of December 31, 2020, the Company had $0.6 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.0 years.

A summary of stock-settled SARs transactions during the year ended December 31, 2020 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2020	206,700	$18.67	2.04	$-
Granted	225,625	10.08
Exercised	(46,696)	16.46
Lapsed or cancelled	(68,501)	15.97
Outstanding, December 31, 2020	317,128	13.47	3.36	2,031
Exercisable, December 31, 2020	79,372	20.42	1.56	238

SARs exercised during the years ended December 31, 2020 and 2018 had intrinsic values of $0.3 million and $0.1 million, respectively. There were no SARs exercised during the year ended December 31, 2019. Current tax benefits of $0.1 million were recognized for these exercises during each of the years ended December 31, 2020 and 2018. As of December 31, 2020, the Company had $0.2 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 0.9 years.

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

A summary of restricted stock transactions during the year ended December 31, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	151,166	$18.44
Granted	67,204	13.52
Vested	(43,706)	18.30
Forfeited	(17,420)	14.24
Outstanding, December 31, 2020	157,244	16.84

As of December 31, 2020, the Company had $1.2 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.6 years.

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

A summary of performance share transactions during the year ended December 31, 2020 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2020	194,012	$19.77
Granted	25,000	12.00
Vested	(5,892)	16.97
Forfeited	(26,856)	23.46
Outstanding, December 31, 2020	186,264	18.28

As of December 31, 2020, the Company had $1.2 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.1 years.

NOTE 12 – Earnings Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Net income used in the computation of basic and diluted net income per share (in thousands)	$41,026	$12,066	$16,975

Weighted average shares outstanding - basic	15,075,134	14,945,165	14,937,786
Dilutive common stock equivalents	433,286	321,243	534,347
Weighted average shares outstanding - diluted	15,508,420	15,266,408	15,472,133
Net income per share:
Basic	$2.72	$0.81	$1.14
Diluted	$2.65	$0.79	$1.10

Awards to purchase 271,507, 448,298 and 322,000 shares of common stock with weighted average exercise prices of $19.77, $19.73 and $22.02 were outstanding during the years ended December 31, 2020, 2019 and 2018, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 13 – Other Current Liabilities:

Other current liabilities consisted of the following (in thousands)

	December 31,
	2020	2019
Salaries, wages, commissions and compensated absences	$26,315	$7,292
Contract liabilities	5,074	1,821
Accrued rebates	2,057	2,076
Current operating lease liabilities	1,124	1,346
401K profit sharing accrual	592	1,352
Other accrued expenses	9,508	5,007
Other current liabilities	$44,670	$18,894

NOTE 14 – Net Sales:

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Years Ended December 31,
	2020	2019	2018
Uniforms and Related Products Segment:
Uniforms and related products	$238,869	$233,657	$234,417
Personal protective equipment	48,464	3,897	3,748
Total Uniforms and Related Products Segment	$287,333	$237,554	$238,165

Remote Staffing Solutions Segment:
Remote staffing solutions services	$42,365	$36,490	$31,311
Net intersegment eliminations	(5,157)	(4,854)	(4,039)
Total Remote Staffing Solutions Segment	$37,208	$31,636	$27,272

Promotional Products Segment:
Promotional products	$119,441	$107,511	$80,913
Personal protective equipment	82,715	-	-
Total Promotional Products Segment	$202,156	$107,511	$80,913

Consolidated Net Sales	$526,697	$376,701	$346,350

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2020	2019
Accounts receivable	$101,902	$79,746
Current contract assets	39,231	38,533
Current contract liabilities	5,074	1,821

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2019 were transferred to accounts receivable during the year ended December 31, 2020. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. The increase in contract liabilities during the year ended December 31, 2020 was primarily attributable to new customer contracts for the sourcing of personal protective equipment within the Promotional Products segment. During the year ended December 31, 2020, $1.4 million of revenue was recognized from the contract liabilities balance as of December 31, 2019.

NOTE 15 – Stock Repurchase Plan:

On August 1, 2008, the Company’s Board of Directors approved an increase to the outstanding authorization under its common stock repurchase program to allow for the repurchase of 1,000,000 additional shares of the Company’s outstanding shares of common stock. During the year ended December 31, 2018, the Company reacquired and retired the remaining 58,216 shares of its common stock under this program. On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program, the Company reacquired and retired 43,458 and 49,091 shares of its common stock during the years ended  December 31, 2020 and 2019, respectively. At December 31, 2020, the Company had 657,451 shares remaining under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

NOTE 16 – Operating Segment Information:

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income. No customer accounted for more than 10% of Company’s total net sales in 2020, 2019 and 2018. Amounts for corporate expenses are included in the totals for the Uniforms and Related Products segment.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2020:
Net sales	$287,333	$42,365	$202,156	$(5,157)	$526,697
Cost of goods sold	187,364	18,032	134,486	(1,950)	337,932
Gross margin	99,969	24,333	67,670	(3,207)	188,765
Selling and administrative expenses	83,005	15,294	41,423	(3,207)	136,515
Other periodic pension cost	955	-	-	-	955
Gain on sale of property, plant and equipment	2,164	-	-	-	2,164
Interest expense	1,699	-	304	-	2,003
Income before taxes on income	$16,474	$9,039	$25,943	$-	$51,456

Depreciation and amortization	$5,845	$923	$1,364	$-	$8,132
Capital expenditures	$9,988	$1,578	$291	$-	$11,857
Total assets	$283,708	$21,799	$88,417	$-	$393,924

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2019:
Net sales	$237,554	$36,490	$107,511	$(4,854)	$376,701
Cost of goods sold	155,283	15,066	79,137	(1,714)	247,772
Gross margin	82,271	21,424	28,374	(3,140)	128,929
Selling and administrative expenses	73,003	13,642	23,777	(3,140)	107,282
Other periodic pension cost	1,962	-	-	-	1,962
Interest expense	3,178	-	1,221	-	4,399
Income before taxes on income	$4,128	$7,782	$3,376	$-	$15,286

Depreciation and amortization	$5,975	$963	$1,334	$-	$8,272
Capital expenditures	$8,150	$1,095	$427	$-	$9,672
Total assets	$258,916	$23,970	$76,047	$-	$358,933

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2018:
Net sales	$238,165	$31,311	$80,913	$(4,039)	$346,350
Cost of goods sold	154,437	13,404	58,242	(1,430)	224,653
Gross margin	83,728	17,907	22,671	(2,609)	121,697
Selling and administrative expenses	68,848	11,160	19,311	(2,609)	96,710
Other periodic pension cost	385	-	-	-	385
Interest expense	2,019	-	1,188	-	3,207
Income before taxes on income	$12,476	$6,747	$2,172	$-	$21,395

Depreciation and amortization	$5,611	$990	$1,299	$-	$7,900
Capital expenditures	$2,794	$1,581	$494	$-	$4,869
Total assets	$254,138	$19,717	$61,231	$-	$335,086

NOTE 17 – Acquisition of Businesses:

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

The Company recorded $41.0 million in identifiable intangibles at fair value, consisting of $26.0 million in acquired customer relationships, $0.8 million for a non-compete agreement and $14.2 million for WonderWink trade name. The intangible assets associated with the customer relationships are being amortized for fifteen years beginning on May 2, 2018 and the non-compete agreement is being amortized for five years. The trade name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $1.9 million, $1.9 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. This goodwill will not be deductible for tax purposes.

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

NOTE 18 – COVID-19:

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued as government actions to address the situation remain in effect and new actions continue to be enacted, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demand from new and existing customers. In responding to the needs of our customers, we have sourced significant amounts of personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $82.7 million and $44.6 million to net sales during the year ended  December 31, 2020 for our Promotional Products segment and Uniforms and Related Products segment, respectively.

However, the pandemic also had and could continue to have a number of adverse impacts on our business, including, but not limited to, additional disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

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

Prolonged instability in the United States and global economies, and how the world reacts to them, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time. The length and scope of the restrictions imposed by various governments and success of efforts to deliver a vaccine on a timely basis, among other factors, will determine the ultimate severity of the COVID-19 impact on our business. However, prolonged periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

NOTE 19 – Subsequent Events

Effective  February 1, 2021, the Company, through BAMKO, closed on the acquisition of substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that has established itself as an industry leader in developing corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of the following: (a) cash at closing, subject to working capital adjustments, (b) the potential for future payment in additional contingent consideration through 2025, and (c) the issuance of restricted shares of the Company’s common stock that vest over a five-year period.

On February 8, 2021, the Company entered into a Second Amended and Restated Credit Agreement (the “Restated Credit Agreement”), with its existing lender, Truist Bank (the “Lender”), pursuant to which the maximum availability under the Company’s existing revolving credit facility was increased from $75.0 million to $125.0 million and its maturity date was extended until February 8, 2026. The Company’s existing 2017 Term Loan and 2018 Term Loan remain outstanding with the same amortization schedules. The credit facilities under the Restated Credit Agreement are collectively referred to as the “Restated Credit Facilities.”

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio). The Company paid the Lender a commitment fee of $250,000 upon entering into the Restated Credit Agreement, and is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit.

The Restated Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Restated Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25:1 and a funded debt to EBITDA ratio not to exceed 5.0:1. The Restated Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Restated Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Restated Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Restated Credit Agreement.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2020, including the 2013 Incentive Stock and Awards Plan:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	1,287,150	$13.06	2,675,107
Equity compensation Plans not approved by Security holders	-	-	-
Total	1,287,150		2,675,107

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
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
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

3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Form 8-K filed on May 4, 2018 and incorporated herein by reference.
4.1*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.2	Form of Common Stock Certificate of Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.3	Form of Senior Indenture, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.4	Form of Subordinated Indenture, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.5	Registration Rights Agreement, filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
10.1†	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
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

10.4†

Severance Protection Agreement with Michael Benstock, dated November 23, 2005, filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 and incorporated herein by reference.

10.5†

Severance Protection Agreement with Andrew D. Demott, Jr., dated November 23, 2005, filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on November 28, 2005 and incorporated herein by reference.

10.6†	2013 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013, and incorporated herein by reference.
10.7†	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.8†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.9†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.10†	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.11†	Superior Uniform Group, Inc. Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
10.12†	Superior Uniform Group, Inc. Trust Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
10.13

Asset Purchase Agreement, by and among BAMKO, Inc., the Shareholders of BAMKO, Inc., and Prime Acquisition I, LLC, dated as of March 1, 2016, filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and incorporated herein by reference.

10.14†	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 and incorporated herein by reference.
10.15†	Form of Performance Share Agreement, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.16

Credit Agreement, dated February 28, 2017 among Branch Banking & Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2017 and incorporated herein by reference.

10.17

Asset Purchase Agreement, by and among Tangerine Promotions, Ltd., Tangerine Promotions West, Inc., Steve Friedman, Adam Rosenbaum, and BAMKO, LLC, dated as of December 1, 2017, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 1, 2017 and incorporated herein by reference.

10.18

Stock Purchase Agreement by and among CID Resources, Inc., CID Resources Holdings LLC, the Direct and Indirect Equityholders of CID Resources Holdings LLC and Superior Uniform Group, Inc., dated as of May 2, 2018, filed as Exhibit 2.1 to the Form 8-K filed on May 3, 2018 and incorporated herein by reference.

10.19

Amended and Restated Credit Agreement, by and among Branch Banking and Trust Company, as lender, and Superior Uniform Group, Inc., as borrower, and each other loan party from time to time party thereto, and Exhibits thereto, filed as Exhibit 10.1 to the Form 8-K filed on May 3, 2018 and incorporated herein by reference.

10.20

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

10.21†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.
10.22	Second Amendment to Amended and Restated Credit Agreement, dated as of September 27, 2019, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 3, 2019 and incorporated herein by reference.
10.23	Note Modification Agreements (Line of Credit) Obligor and Obligation No. 9661527819-00008, dated March 30, 2020, among Superior Group of Companies, Inc., as borrower, and Truist Bank (formerly known as Branch Banking and Trust Company), as lender, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.
10.24	Note Modification Agreements Term Loans Obligor and Obligation No. 9661527819-00009, dated March 30, 2020, among Superior Group of Companies, Inc., as borrower, and Truist Bank (formerly known as Branch Banking and Trust Company), as lender, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.
10.25	Note Modification Agreements Term Loans Obligor and Obligation No. 9661527819-90002, dated March 30, 2020, among Superior Group of Companies, Inc., as borrower, and Truist Bank (formerly known as Branch Banking and Trust Company), as lender, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and incorporated herein by reference.
10.26†	Employment Agreement by and between BAMKO, LLC (f/k/a Prime Acquisition I, LLC) and Philip Koosed, dated March 8, 2016, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.
10.27†	Amendment to Employment Agreement by and between BAMKO, LLC (f/k/a Prime Acquisition I, LLC) and Philip Koosed, dated April 1, 2020, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 and incorporated herein by reference.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†   Management contracts and compensatory plans and arrangements.

*   Filed herewith

** Furnished herewith

+   Submitted electronically with this Annual Report.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR GROUP OF COMPANIES, INC.

By:	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

DATE: March 3, 2021

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints each of Michael Benstock, Andrew D. Demott, Jr., and Jordan M. Alpert his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, March 3, 2021
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr
Andrew D. Demott, Jr., March 3, 2021
Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Sidney Kirschner	/s/ Venita Fields
Sidney Kirschner, March 3, 2021	Venita Fields, March 3, 2021
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, March 3, 2021	Robin Hensley, March 3, 2021
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, March 3, 2021
(Director)