Form 10-Q
period 2021-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2021-04-28
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The number of shares of common stock of the registrant outstanding as of April 21, 2021 was 15,614,628 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$140,847	$94,245

Costs and expenses:
Cost of goods sold	91,804	60,794
Selling and administrative expenses	35,111	27,489
Other periodic pension costs	429	285
Interest expense	275	1,060
	127,619	89,628
Income before taxes on income	13,228	4,617
Income tax expense	2,750	1,250
Net income	$10,478	$3,367

Net income per share:
Basic	$0.69	$0.22
Diluted	$0.66	$0.22

Weighted average shares outstanding during the period:
Basic	15,221,336	15,024,851
Diluted	15,991,474	15,200,898

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$714	$243
Recognition of settlement loss included in net periodic pension costs	-	105
Loss on cash flow hedging activities	(5)	(5)
Foreign currency translation adjustment	(647)	(1,239)
Other comprehensive income (loss)	62	(896)
Comprehensive income	$10,540	$2,471

Cash dividends per common share	$0.10	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$10,911	$5,172
Accounts receivable, less allowance for doubtful accounts of $7,478 and $7,667, respectively	103,066	101,902
Accounts receivable - other	2,405	1,356
Inventories	87,774	89,766
Contract assets	40,662	39,231
Prepaid expenses and other current assets	11,508	11,030
Total current assets	256,326	248,457
Property, plant and equipment, net	42,077	36,644
Operating lease right-of-use assets	5,042	3,826
Deferred tax asset	810	-
Intangible assets, net	63,659	58,746
Goodwill	36,197	36,116
Other assets	10,912	10,135
Total assets	$415,023	$393,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,429	$39,327
Other current liabilities	34,519	44,670
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	5,791	5,589
Total current liabilities	91,025	104,872
Long-term debt	94,920	72,372
Long-term pension liability	14,423	14,574
Long-term acquisition-related contingent liabilities	2,879	1,892
Long-term operating lease liabilities	2,273	1,599
Deferred tax liability	-	450
Other long-term liabilities	8,120	6,535
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,582,835 and 15,391,660 shares, respectively.	15	15
Additional paid-in capital	62,773	61,844
Retained earnings	150,734	141,972
Accumulated other comprehensive income (loss), net of tax:
Pensions	(10,184)	(10,898)
Cash flow hedges	64	69
Foreign currency translation adjustment	(2,019)	(1,372)
Total shareholders’ equity	201,383	191,630
Total liabilities and shareholders’ equity	$415,023	$393,924

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2021 AND 2020
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Restricted shares issued	38,015					-
Share-based compensation expense			399			399
Cash dividends declared ($0.10 per share)				(1,521)		(1,521)
Tax provision from vesting of acquisition-related restricted stock			(13)			(13)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				3,367		3,367
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $109					348	348
Change in currency translation adjustment, net of taxes of $397					(1,239)	(1,239)
Balance, March 31, 2020	15,222,161	$15	$57,669	$109,086	$(8,380)	$158,390

Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options, net	10,746		298	(168)		130
Performance based shares issued	39,675					-
Restricted shares issued	140,754					-
Share-based compensation expense			832			832
Tax withheld on exercise of performance based shares			(372)			(372)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.10 per share)				(1,548)		(1,548)
Comprehensive income (loss):
Net earnings				10,478		10,478
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $114					714	714
Change in currency translation adjustment, net of taxes of $0					(647)	(647)
Balance, March 31, 2021	15,582,835	$15	$62,773	$150,734	$(12,139)	$201,383

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,478	$3,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,217	1,869
Provision for bad debts - accounts receivable	359	865
Share-based compensation expense	832	399
Deferred income tax benefit	(1,145)	(784)
Change in fair value of acquisition-related contingent liabilities	1,199	175
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(1,731)	4,940
Accounts receivable - other	(798)	425
Contract assets	(1,447)	299
Inventories	1,881	(831)
Prepaid expenses and other current assets	(331)	2,327
Other assets	(771)	1,410
Accounts payable and other current liabilities	(15,057)	4,656
Long-term pension liability	446	294
Other long-term liabilities	1,613	134
Net cash provided by (used in) operating activities	(2,255)	19,545

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,736)	(2,073)
Acquisition of business	(6,000)	-
Net cash used in investing activities	(12,736)	(2,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	72,359	34,488
Repayment of debt	(49,835)	(52,672)
Payment of cash dividends	(1,548)	(1,521)
Proceeds received on exercise of stock options	130	-
Tax withholdings on exercise of performance based stock	(372)	-
Tax (provision) benefit from vesting of acquisition-related restricted stock	171	(13)
Common stock reacquired and retired	-	(500)
Net cash provided by (used in) financing activities	20,905	(20,218)

Effect of currency exchange rates on cash	(175)	(519)
Net increase (decrease) in cash and cash equivalents	5,739	(3,265)
Cash and cash equivalents balance, beginning of period	5,172	9,038
Cash and cash equivalents balance, end of period	$10,911	$5,773

See accompanying Notes to the Condensed Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 – Description of Business and Basis of Presentation:

Description of business

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

Superior’s Uniforms and Related Products segment, through its primary signature marketing brands Fashion Seal Healthcare®, HPI®, and WonderWink®, manufactures (through third parties or its own facilities) and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories that are worn by employees in the hospital and healthcare fields; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus® entities, including its subsidiaries in El Salvador, Belize, Jamaica, and the United States (collectively, “TOG”). TOG is primarily a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions.

The Promotional Products segment, through the BAMKO®, Public Identity®, Tangerine® and Gifts by Design brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States, Brazil and Canada with support services in China, Hong Kong and India.

Basis of presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and filed with the Securities and Exchange Commission. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting of Income Taxes”, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. On January 1, 2021, the Company adopted this standard on a prospective basis. The Company’s adoption of this standard did not have a material impact on its financial statements.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2021	2020
Finished goods	$70,400	$73,979
Work in process	1,641	1,634
Raw materials	15,733	14,153
Inventories	$87,774	$89,766

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Credit Facilities:
Revolving credit facility due February 2026	$44,235	$17,589
Term loan due February 2024 (“2017 Term Loan”)	19,500	21,000
Term loan due January 2026 (“2018 Term Loan”)	47,202	49,524
	110,937	88,113
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	731	455
Long-term debt less current maturities	$94,920	$72,372

The Company is party to an amended and restated credit agreement with Truist Bank, consisting of a revolving credit facility, a term loan maturing in February 2024 (“2017 Term Loan”) and a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

On February 8, 2021, the Company entered into a Second Amended and Restated Credit Agreement with Truist Bank (the “Credit Agreement”), pursuant to which the maximum availability under the Company’s existing revolving credit facility was increased from $75.0 million to $125.0 million and its maturity date was extended until February 8, 2026. The 2017 Term Loan and the 2018 Term Loan remain outstanding with the same amortization schedules. The floor on LIBOR for the revolving credit facility was increased from zero to 0.25%, but the interest rates on the revolving credit facility and the term loans were not otherwise modified. Except as described above, the covenants, events of default and substantially all of the other terms that were contained in the Company’s prior credit agreement with Truist Bank remain unchanged in the Credit Agreement. The Credit Facilities continue to be secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations thereunder continue to be guaranteed by all of its domestic subsidiaries.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.96% at March 31, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.79% for the 2017 Term Loan at March 31, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2021, the Company had $0.5 million in outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2021 - $4.5 million; 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2021 - $7.0 million; 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Company is a party to an interest rate swap with a total notional value of $9.0 million as of March 31, 2021 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. No gain or loss was recognized on the interest rate swap during the three months ended March 31, 2021. During the three months ended March 31, 2020, a loss of $0.3 million was recognized on the interest rate swap.

NOTE 4 – Periodic Pension Expense:

Effective on June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan.

Effective on December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan.

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost - benefits earned during the period	$46	$38
Interest cost on projected benefit obligation	187	216
Expected return on plan assets	(358)	(389)
Recognized actuarial loss	600	320
Settlement loss	-	138
Net periodic pension cost after settlements	$475	$323

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

The Company is in the process of terminating its two noncontributory qualified defined benefit pension plans, which were fully funded as of March 31, 2021. In April 2021, the Company settled the majority of its obligations under the plans by providing lump-sum payments of $13.7 million to eligible participants who elected to receive them, and expects to settle the remaining future obligations under the plans through the purchase of annuity contracts from one or more highly rated insurance companies in the second quarter of 2021. We estimate that we will record a total non-cash pre-tax charge associated with the plan termination during the second quarter of 2021 of between $7.5 million and $8.5 million, which primarily represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss.

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Uniforms and Related Products Segment:
Uniforms and related products	$58,029	$58,635
Personal protective equipment	12,539	1,467
Total Uniforms and Related Products Segment	$70,568	$60,102

Remote Staffing Solutions Segment:
Remote staffing solutions services	$13,030	$9,200
Net intersegment eliminations	(1,625)	(1,235)
Total Remote Staffing Solutions Segment	$11,405	$7,965

Promotional Products Segment:
Promotional products	$44,656	$26,178
Personal protective equipment	14,218	-
Total Promotional Products Segment	$58,874	$26,178

Consolidated Net Sales	$140,847	$94,245

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable	$103,066	$101,902
Current contract assets	40,662	39,231
Current contract liabilities	6,397	5,074

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. A portion of the amounts included in contract assets on December 31, 2020 were transferred to accounts receivable during the three months ended March 31, 2021. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the three months ended March 31, 2021, $2.1 million of revenue was recognized from the contract liabilities balance as of December 31, 2020.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable was $6.3 million as of March 31, 2021, of which $4.4 million is expected to be paid in the second quarter of 2021. The total estimated undiscounted remaining payments related to this contingent consideration payable are between $6.5 million and $6.9 million. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable was $2.4 million as of March 31, 2021, of which $1.4 million is expected to be paid in the second quarter of 2021. The total estimated undiscounted remaining payments related to this contingent consideration payable are between $2.3 million and $2.8 million. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options and SARs	$452	$164
Restricted stock	203	161
Performance shares	177	74
Total share-based compensation expense	$832	$399

Related income tax benefit	$53	$54

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

A summary of stock option transactions during the three months ended March 31, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	970,022	$12.92	3.74	$11,128
Granted(1)	100,513	25.75
Exercised	(18,907)	17.42
Lapsed or cancelled	(12,740)	14.09
Outstanding, March 31, 2021	1,038,888	14.07	3.72	11,821
Exercisable, March 31, 2021	355,111	17.49	2.45	2,816

(1)	The weighted average grant date fair value of stock options granted was $10.09 per share.

As of March 31, 2021, the Company had $1.3 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.6 years.

A summary of stock-settled SARs transactions during the three months ended March 31, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	317,128	$13.47	3.36	$2,031
Granted(1)	31,687	25.75
Exercised	(7,018)	18.86
Outstanding, March 31, 2021	341,797	14.50	3.36	3,744
Exercisable, March 31, 2021	108,203	19.64	1.85	625

(1)	The weighted average grant date fair value of SARs granted was $10.09 per share.

As of March 31, 2021, the Company had $0.4 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.5 years.

Restricted Stock

The Company has granted shares of restricted stock to directors and certain employees, which vest at a specified future date, generally after three years, ratably over five years or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Incentive Stock and Awards Plan (the “2013 Plan”). Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period.

A summary of restricted stock transactions during the three months ended March 31, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	157,244	$16.84
Granted	140,754	23.19
Vested	(24,908)	23.55
Outstanding, March 31, 2021	273,090	19.50

As of March 31, 2021, the Company had $4.3 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 4.0 years.

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

A summary of performance share transactions during the three months ended March 31, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	186,264	$18.28
Vested	(52,779)	16.91
Forfeited	(16,665)	16.35
Outstanding, March 31, 2021	116,820	19.17

As of March 31, 2021, the Company had $0.8 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 2.4 years.

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

For the three months ended March 31, 2021, the Company recorded a provision for income taxes of $2.8 million, which represents an effective tax rate of 20.8%. For the three months ended March 31, 2020, the Company recorded a provision for income taxes of $1.3 million, which represents an effective tax rate of 27.1%. The decrease in the effective tax rate was primarily driven by rate decreases of 4.1% for taxes related to foreign operations and 1.9% for state income taxes.

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income used in the computation of basic and diluted net income per share (in thousands)	$10,478	$3,367

Weighted average shares outstanding - basic	15,221,336	15,024,851
Dilutive common stock equivalents	770,138	176,047
Weighted average shares outstanding - diluted	15,991,474	15,200,898
Net income per share:
Basic	$0.69	$0.22
Diluted	$0.66	$0.22

Awards to purchase 132,200 and 449,191 shares of common stock with weighted average exercise prices of $25.75 and $19.07 per share were outstanding during the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended March 31, 2021:
Net sales	$70,568	$13,030	$58,874	$(1,625)	$140,847
Cost of goods sold	46,725	5,309	40,458	(688)	91,804
Gross margin	23,843	7,721	18,416	(937)	49,043
Selling and administrative expenses	20,382	4,722	10,944	(937)	35,111
Other periodic pension cost	429	-	-	-	429
Interest expense	261	-	14	-	275
Income before taxes on income	$2,771	$2,999	$7,458	$-	$13,228

Depreciation and amortization	$1,433	$294	$490	$-	$2,217
Capital expenditures	$6,176	$407	$153	$-	$6,736
Total assets	$286,183	$23,090	$105,750	$-	$415,023

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended March 31, 2020:
Net sales	$60,102	$9,200	$26,178	$(1,235)	$94,245
Cost of goods sold	38,672	3,988	18,599	(465)	60,794
Gross margin	21,430	5,212	7,579	(770)	33,451
Selling and administrative expenses	18,225	3,396	6,638	(770)	27,489
Other periodic pension cost	285	-	-	-	285
Interest expense	872	-	188	-	1,060
Income before taxes on income	$2,048	$1,816	$753	$-	$4,617

Depreciation and amortization	$1,310	$217	$342	$-	$1,869
Capital expenditures	$1,852	$166	$55	$-	$2,073
Total assets	$249,629	$22,436	$72,541	$-	$344,606

NOTE 11 – Acquisition of Businesses:

Gifts By Design, Inc.

On January 29, 2021, the Company, through BAMKO, acquired substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that is well-established as a developer and supplier of corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of $6.0 million in cash at closing, subject to working capital adjustments.

Assets Acquired and Liabilities Assumed

The total purchase price was allocated to the tangible and intangible assets and liabilities of Gifts by Design based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was allocated to goodwill.

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of Gifts by Design based on their estimated fair values as of the effective date of the transaction (in thousands):

Accounts receivable	$251
Prepaid expenses and other current assets	196
Property, plant and equipment	60
Identifiable intangible assets	5,939
Goodwill	125
Total assets	$6,571
Accounts payable	199
Other current liabilities	372
Total liabilities	$571

The Company recorded $5.9 million in identifiable intangibles at fair value, consisting of $4.5 million in acquired customer relationships and $1.4 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The brand name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $0.1 million during the three months ended March 31, 2021.

NOTE 12 – Subsequent Events:

The Company is in the process of terminating its two noncontributory qualified defined benefit pension plans, which were fully funded as of March 31, 2021. In April 2021, the Company settled the majority of its obligations under the plans by providing lump-sum payments of $13.7 million to eligible participants who elected to receive them, and expects to settle the remaining future obligations under the plans through the purchase of annuity contracts from one or more highly rated insurance companies in the second quarter of 2021. We estimate that we will record a total non-cash pre-tax charge associated with the plan termination during the second quarter of 2021 of between $7.5 million and $8.5 million, which primarily represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the current coronavirus (COVID-19) pandemic on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of the restrictions imposed by various governments and success of efforts to deliver a vaccine on a timely basis, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Recent Acquisition

On January 29, 2021, the Company, through BAMKO, acquired substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that is well-established as a developer and supplier of corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of $6.0 million in cash at closing, subject to working capital adjustments.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. As a result of the COVID-19 pandemic, we have seen increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The current economic environment in the United States has been significantly impacted by the COVID-19 pandemic, and as a result, we have seen reduced demand for uniform apparel in many of our customers’ industries, such as the restaurant, transportation and hospitality industries. This, however, has been partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers. Additionally, we have sourced much needed personal protective equipment for our customers, which has more than offset the declines in sales of uniform apparel to certain customers. Based on the longer-term fundamentals of our uniforms business, we anticipate that we will have growth opportunities when market conditions in the United States stabilize and begin to improve.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. Although the COVID-19 pandemic has generated uncertainties for our customers and their industries, we have recently seen increased demand for our services. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). BAMKO has many strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are competitive, BAMKO is well positioned in the promotional products industry and continues to be a platform for potential future acquisitions. We completed two additional acquisitions in this segment in late 2017, as well as an acquisition in January 2021, and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue. As a result of the COVID-19 pandemic, we have seen significant short-term opportunities within the personal protective equipment market. In responding to the needs of our customers, the sourcing team within the Promotional Products segment sourced much needed personal protective equipment for our customers. These opportunities have continued thus far in 2021, but are anticipated to be less robust in 2021 than they were in 2020. In our core promotional products business we have not experienced the same downturn that many of our competitors have experienced as the increase in activities from customers in certain industries, such as the delivery service industry, has more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of each of these business segments to new and existing customers.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued as government actions to address the situation remain in effect and new actions continue to be enacted or modified, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures that prohibit many employees from going to work. With regard to personal protective equipment, the COVID-19 pandemic has created significant market demand from new and existing customers. In responding to the needs of our customers, we have sourced significant amounts of personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $14.2 million and $12.5 million to net sales during the three months ended March 31, 2021 for our Promotional Products segment and Uniforms and Related Products segment, respectively.

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

Sourcing of Goods and Raw Materials

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing unprecedented supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air or rail, in recent months. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

An interruption in any of our supply sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniform and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

We currently believe challenges created by such supply chain disruptions are manageable. However, we have limited insight into the extent to which COVID-19 or other factors could further impair our sourcing of goods and materials

Pension Plan Terminations

The Company is in the process of terminating its two noncontributory qualified defined benefit pension plans, which were fully funded as of March 31, 2021. In April 2021, the Company settled the majority of its obligations under the plans by providing lump-sum payments of $13.7 million to eligible participants who elected to receive them, and expects to settle the remaining future obligations under the plans through the purchase of annuity contracts from one or more highly rated insurance companies in the second quarter of 2021. We estimate that we will record a total non-cash pre-tax charge associated with the plan termination during the second quarter of 2021 of between $7.5 million and $8.5 million, which primarily represents the acceleration of deferred charges currently accrued in accumulated other comprehensive loss.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Net Sales (in thousands):
	Three Months Ended March 31,
	2021	2020	% Change
Uniforms and Related Products	$70,568	$60,102	17.4%
Remote Staffing Solutions	13,030	9,200	41.6%
Promotional Products	58,874	26,178	124.9%
Net intersegment eliminations	(1,625)	(1,235)	31.6%
Consolidated Net Sales	$140,847	$94,245	49.4%

Net sales for the Company increased 49.4% from $94.2 million for the three months ended March 31, 2020 to $140.8 million for the three months ended March 31, 2021. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Uniforms and Related Products segment (contributing 11.1%), (2) an increase in net sales for our Promotional Products segment (contributing 34.7%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 3.6%).

Uniforms and Related Products net sales increased 17.4%, or $10.5 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to increased market demand for personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $11.1 million to the increase in net sales. Additionally, continued market demand in the current year period for healthcare service apparel contributed to the increase in net sales. These increases were partially offset by a decrease in demand for uniform apparel experienced in other of our customers’ industries, such as the restaurant, transportation and hospitality industries, primarily as a result of COVID-19.

Remote Staffing Solutions net sales increased 41.6% before intersegment eliminations and 43.2% after intersegment eliminations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. These increases were primarily attributed to providing continued services in the current year period to our customer base that was expanded during 2020, the onboarding of new customers in 2021 and the negative impact of disruptions experienced in March 2020 resulting from COVID-19.

Promotional Products net sales increased 124.9%, or $32.7 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to $14.2 million in net sales of personal protective equipment, the timing of promotional programs launched for certain customers and growth of our customer base through continued market penetration experienced in 2020 and 2021. Additionally, the acquisition of Gifts by Design on January 29, 2021 resulted in an increase of net sales of $3.0 million during the three months ended March 31, 2021.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.2% for the three months ended March 31, 2021 and 64.3% for the three months ended March 31, 2020. The percentage increase was primarily driven by the increase in personal protective equipment sales and higher logistical costs during the current year period.

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 40.7% for the three months ended March 31, 2021 and 43.3% for the three months ended March 31, 2020. The percentage decrease was primarily driven by disruptions experienced in March 2020 resulting from COVID-19.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 68.7% for the three months ended March 31, 2021 and 71.0% for the three months ended March 31, 2020. The percentage decrease was primarily the result of personal protective equipment sales during the three months ended March 31, 2021 and differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 27.7%, or $7.6 million, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily due to an increase in sales commissions and other employee compensation resulting from a significant increase in net sales in the current year period, a reduction in expenses of $1.2 million in the prior year period that was the result of the Company’s decision to forgo its discretionary matching contribution under its defined contribution plan in 2020 and an increase in expense of $1.0 million on acquisition related contingent liabilities primarily driven by fair market value adjustments.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.9% for the three months ended March 31, 2021 and 30.3% for the three months ended March 31, 2020. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 36.2% for the three months ended March 31, 2021 and 36.9% for the three months ended March 31, 2020. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 18.6% for the three months ended March 31, 2021 and 25.4% for the three months ended March 31, 2020. The percentage decrease was primarily due to the increase in net sales explained above.

Interest Expense

Interest expense decreased to $0.3 million for the three months ended March 31, 2021 from $1.1 million for the three months ended March 31, 2020. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a loss of $0.3 million recognized on our interest rate swap during the three months ended March 31, 2020.

Income Taxes

The effective income tax rate was 20.8% and 27.1% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate was primarily driven by rate decreases of 4.1% for taxes related to foreign operations and 1.9% for state income taxes. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

Cash and cash equivalents increased by $5.7 million to $10.9 million as of March 31, 2021 from $5.2 million on December 31, 2020. The increase in cash during the three months ended March 31, 2021 was primarily due to the receipt of customer payments near the end of quarter. Working capital increased to $165.3 million at March 31, 2021 from $143.6 million at December 31, 2020. The increase in working capital was primarily due to decreases in other current liabilities and accounts payable. The decrease in other current liabilities was primarily related to significant accruals as of December 31, 2020, associated with the Company’s performance in 2020, that were paid in the current year period, including accrued compensation and income taxes. The decrease in accounts payable was primarily related to the timing of orders and payments to suppliers.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(2,255)	$19,545
Investing activities	(12,736)	(2,073)
Financing activities	20,905	(20,218)
Effect of exchange rates on cash	(175)	(519)
Net increase (decrease) in cash and cash equivalents	$5,739	$(3,265)

Operating Activities. The decrease in net cash provided by operating activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to payments made in the current year period related to significant accruals as of December 31, 2020 associated with the Company’s performance in 2020, including accrued compensation and income taxes. Working capital cash changes during the three months ended March 31, 2021 included a decrease of $15.1 million in accounts payable and other current liabilities. Working capital cash changes during the three months ended March 31, 2020 included a decrease of $4.9 million in accounts receivable and an increase of $4.7 million in accounts payable and other current liabilities.

Investing Activities. The increase in net cash used in investing activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was attributable to $6.0 million of cash paid for the acquisition of Gifts by Design in 2021 and an increase in capital expenditures of $4.7 million primarily related to the expansion of our distribution facility in Eudora, Arkansas. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.

Financing Activities. The increase in net cash provided by financing activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily attributable to net borrowings of $22.5 million in debt during the current year period compared to net repayments in debt of $18.2 million in the prior year period.

Credit Facilities (See Note 3 to the Financial Statements)

As of March 31, 2021, the Company had approximately $110.9 million in outstanding borrowings under its credit facilities with Truist Bank, consisting of $44.2 million outstanding under the revolving credit facility, $19.5 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $47.2 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

On February 8, 2021, the Company entered into a Second Amended and Restated Credit Agreement with Truist Bank (the “Credit Agreement”), pursuant to which the maximum availability under the Company’s existing revolving credit facility was increased from $75.0 million to $125.0 million and its maturity date was extended until February 8, 2026. The 2017 Term Loan and the 2018 Term Loan remain outstanding with the same amortization schedules. The floor on LIBOR for the revolving credit facility was increased from zero to 0.25%, but the interest rates on the revolving credit facility and the term loans were not otherwise modified. Except as described above, the covenants, events of default and substantially all of the other terms that were contained in the Company’s prior credit agreement with Truist Bank remain unchanged in the Credit Agreement.

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.96% at March 31, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.79% for the 2017 Term Loan at March 31, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. At March 31, 2021, the Company had undrawn capacity of $80.2 million under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2021 - $4.5 million; 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2021 - $7.0 million; 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of March 31, 2021, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During each of the three months ended March 31, 2021 and 2020, the Company paid cash dividends of $1.5 million. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit, but can provide no assurances to this effect.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At March 31, 2021, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2021 would have resulted in approximately $0.3 million in additional pre-tax interest expense for the three months ended March 31, 2021. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales are outside of the United States. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of March 31, 2021, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the three months ended March 31, 2021 and 2020, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the three months ended March 31, 2021 and 2020 included a foreign currency translation adjustment loss of $0.6 million and $1.2 million, respectively, primarily related to exchange rate movements of the Brazilian real.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Shortages of sourced goods or raw materials from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing unprecedented supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air or rail, in recent months. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

An interruption in any of our supply sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniform and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2021, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	-	$-	-
February 1, 2021 to February 28, 2021	-	-	-
March 1, 2021 to March 31, 2021	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1	Second Amended and Restated Credit Agreement, dated as of February 8, 2021, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2021 and incorporated herein by reference.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished, not filed.

+ Submitted electronically with this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2021	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2021
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)