Form 10-Q
period 2021-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2021-07-28
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

The number of shares of common stock of the registrant outstanding as of July 21, 2021 was 15,931,446 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,
	2021	2020
Net sales	$130,787	$159,359

Costs and expenses:
Cost of goods sold	83,629	103,421
Selling and administrative expenses	33,906	36,298
Other periodic pension costs	440	333
Pension plan termination charge	6,945	-
Interest expense	330	433
	125,250	140,485
Income before taxes on income	5,537	18,874
Income tax expense	960	3,700
Net income	$4,577	$15,174

Net income per share:
Basic	$0.30	$1.01
Diluted	$0.28	$1.00

Weighted average shares outstanding during the period:
Basic	15,433,412	15,016,062
Diluted	16,087,736	15,171,086

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$391	$237
Recognition of settlement loss included in net periodic pension costs	-	147
Recognition of net losses included in pension plan termination charges	5,230	-
Loss on cash flow hedging activities	(6)	(6)
Foreign currency translation adjustment	1,033	(162)
Other comprehensive income	6,648	216
Comprehensive income	$11,225	$15,390

Cash dividends per common share	$0.12	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except shares and per share data)

	Six Months Ended June 30,
	2021	2020
Net sales	$271,634	$253,604

Costs and expenses:
Cost of goods sold	175,433	164,215
Selling and administrative expenses	69,017	63,787
Other periodic pension costs	869	618
Pension plan termination charge	6,945	-
Interest expense	605	1,493
	252,869	230,113
Income before taxes on income	18,765	23,491
Income tax expense	3,710	4,950
Net income	$15,055	$18,541

Net income per share:
Basic	$0.98	$1.23
Diluted	$0.94	$1.22

Weighted average shares outstanding during the period
Basic	15,327,374	15,020,457
Diluted	16,039,605	15,185,992

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$1,105	$480
Recognition of settlement loss included in net periodic pension costs	-	252
Recognition of net losses included in pension plan termination charges	5,230	-
Loss on cash flow hedging activities	(11)	(11)
Foreign currency translation adjustment	386	(1,401)
Other comprehensive income (loss)	6,710	(680)
Comprehensive income	$21,765	$17,861

Cash dividends per common share	$0.22	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,530	$5,172
Accounts receivable, less allowance for doubtful accounts of $5,466 and $7,667, respectively	101,591	101,902
Accounts receivable - other	2,999	1,356
Inventories	98,572	89,766
Contract assets	41,151	39,231
Prepaid expenses and other current assets	13,805	11,030
Total current assets	265,648	248,457
Property, plant and equipment, net	45,070	36,644
Operating lease right-of-use assets	5,872	3,826
Intangible assets, net	60,476	58,746
Goodwill	38,618	36,116
Other assets	13,062	10,135
Total assets	$428,746	$393,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,039	$39,327
Other current liabilities	33,790	44,670
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	3,362	5,589
Total current liabilities	90,477	104,872
Long-term debt	98,205	72,372
Long-term pension liability	14,443	14,574
Long-term acquisition-related contingent liabilities	-	1,892
Long-term operating lease liabilities	1,952	1,599
Deferred tax liability	1,353	450
Other long-term liabilities	8,801	6,535
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,824,530 and 15,391,660 shares, respectively.	16	15
Additional paid-in capital	65,578	61,844
Retained earnings	153,412	141,972
Accumulated other comprehensive income (loss), net of tax:
Pensions	(4,563)	(10,898)
Cash flow hedges	58	69
Foreign currency translation adjustment	(986)	(1,372)
Total shareholders’ equity	213,515	191,630
Total liabilities and shareholders’ equity	$428,746	$393,924

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2021 AND 2020
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2020	15,222,161	$15	$57,669	$109,086	$(8,380)	$158,390
Common shares issued upon exercise of options, net	9,620		50	(17)		33
Share-based compensation expense			662			662
Comprehensive income (loss):
Net earnings				15,174		15,174
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $121					384	384
Change in currency translation adjustment, net of taxes of $52					(162)	(162)
Balance, June 30, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475

Balance, April 1, 2021	15,582,835	$15	$62,773	$150,734	$(12,139)	$201,383
Common shares issued upon exercise of options and SARs, net	219,412	1	2,001	(10)		1,992
Performance based shares issued	3,148					-
Restricted shares issued	19,135					-
Share-based compensation expense			837			837
Tax withheld on exercise of performance based shares			(33)			(33)
Cash dividends declared ($0.12 per share)				(1,889)		(1,889)
Comprehensive income (loss):
Net earnings				4,577		4,577
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $2,755					5,621	5,621
Change in currency translation adjustment, net of taxes of $0					1,033	1,033
Balance, June 30, 2021	15,824,530	$16	$65,578	$153,412	$(5,491)	$213,515

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED June 30, 2021 AND 2020

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	9,620		50	(17)		33
Restricted shares issued	38,015					-
Share-based compensation expense			1,061			1,061
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Cash dividends declared ($0.10 per share)				(1,521)		(1,521)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				18,541		18,541
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $230					732	732
Change in currency translation adjustment, net of taxes of $449					(1,401)	(1,401)
Balance, June 30, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475

Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	230,158	1	2,299	(178)		2,122
Performance based shares issued	42,823					-
Restricted shares issued	159,889					-
Share-based compensation expense			1,669			1,669
Tax withheld on exercise of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.22 per share)				(3,437)		(3,437)
Comprehensive income (loss):						-
Net earnings				15,055		15,055
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $2,641					6,335	6,335
Change in currency translation adjustment, net of taxes of $0					386	386
Balance, June 30, 2021	15,824,530	$16	$65,578	$153,412	$(5,491)	$213,515

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,055	$18,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,373	3,959
Provision for bad debts - accounts receivable	1,244	4,517
Share-based compensation expense	1,669	1,061
Deferred income tax benefit	(1,126)	(2,417)
Change in fair value of acquisition-related contingent liabilities	1,741	1,165
Pension plan termination charge	6,945	-
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(896)	(12,261)
Accounts receivable - other	(1,392)	264
Contract assets	(1,868)	3,404
Inventories	(8,738)	492
Prepaid expenses and other current assets	(2,565)	(1,479)
Other assets	(2,306)	390
Accounts payable and other current liabilities	(14,535)	21,023
Payment of acquisition-related contingent liabilities	(4,220)	-
Long-term pension liability	1,289	639
Other long-term liabilities	2,320	464
Net cash provided by (used in) operating activities	(3,010)	39,762

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,326)	(4,893)
Acquisition of business	(6,026)	-
Net cash used in investing activities	(17,352)	(4,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	127,574	77,525
Repayment of debt	(101,801)	(111,838)
Payment of cash dividends	(3,437)	(1,521)
Payment of acquisition-related contingent liability	(1,641)	(1,966)
Proceeds received on exercise of stock options	2,122	33
Tax withholdings on exercise of performance based stock	(405)	-
Tax (provision) benefit from vesting of acquisition-related restricted stock	171	(13)
Common stock reacquired and retired	-	(500)
Net cash provided by (used in) financing activities	22,583	(38,280)

Effect of currency exchange rates on cash	137	(525)
Net increase (decrease) in cash and cash equivalents	2,358	(3,936)
Cash and cash equivalents balance, beginning of period	5,172	9,038
Cash and cash equivalents balance, end of period	$7,530	$5,102

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2021	2020
Finished goods	$84,189	$73,979
Work in process	2,016	1,634
Raw materials	12,367	14,153
Inventories	$98,572	$89,766

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Credit Facilities:
Revolving credit facility due February 2026	$51,307	$17,589
Term loan due February 2024 (“2017 Term Loan”)	18,000	21,000
Term loan due January 2026 (“2018 Term Loan”)	44,881	49,524
	114,188	88,113
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	697	455
Long-term debt less current maturities	$98,205	$72,372

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.94% at June 30, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.77% for the 2017 Term Loan at June 30, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2021, the Company had $0.6 million in outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2021 - $3.0 million; 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2021 - $4.6 million; 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Company is a party to an interest rate swap with a total notional value of $8.3 million as of June 30, 2021 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. No gain or loss was recognized on the interest rate swap during the six months ended June 30, 2021. During the six months ended June 30, 2020, a loss of $0.3 million was recognized on the interest rate swap.

NOTE 4 – Periodic Pension Expense:

The Company had previously sponsored two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. Effective on December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan. As discussed below, the Company terminated its two noncontributory qualified defined benefit pension plans in the second quarter of 2021.

The Company is also the sponsor of an unfunded supplemental executive retirement plan in which several of its employees are participants.

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost - benefits earned during the period	$46	$38	$92	$76
Interest cost on projected benefit obligation	153	216	340	432
Expected return on plan assets	(239)	(389)	(597)	(778)
Recognized actuarial loss	526	313	1,126	633
Settlement loss	-	193	-	331
Pension plan termination charge	6,945	-	6,945	-
Net periodic pension cost after settlements	$7,431	$371	$7,906	$694

The pension settlement losses included in the table above resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company. The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income.

In the second quarter of 2021, the Company terminated its two noncontributory qualified defined benefit pension plans, which were fully funded. The Company settled its obligations under the plans by providing lump-sum payments of $13.8 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $3.0 million. Consequently, the Company recognized a settlement charge of $6.9 million during the three and six months ended June 30, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. The pension plan terminations did not require a cash outlay by the Company. As of June 30, 2021, an asset surplus of $1.3 million remained undistributed in the pension plans that were terminated.

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Uniforms and Related Products Segment:
Uniforms and related products	$62,430	$66,977	$120,459	$125,612
Personal protective equipment	5,763	8,865	18,302	10,332
Total Uniforms and Related Products Segment	$68,193	$75,842	$138,761	$135,944

Remote Staffing Solutions Segment:
Remote staffing solutions services	$15,653	$9,351	$28,683	$18,551
Net intersegment eliminations	(1,737)	(1,290)	(3,362)	(2,525)
Total Remote Staffing Solutions Segment	$13,916	$8,061	$25,321	$16,026

Promotional Products Segment:
Promotional products	$47,730	$25,772	$92,386	$51,950
Personal protective equipment	948	49,684	15,166	49,684
Total Promotional Products Segment	$48,678	$75,456	$107,552	$101,634

Consolidated Net Sales	$130,787	$159,359	$271,634	$253,604

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable	$101,591	$101,902
Current contract assets	41,151	39,231
Current contract liabilities	5,559	5,074

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2020 were transferred to accounts receivable during the six months ended June 30, 2021. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the six months ended June 30, 2021, $3.8 million of revenue was recognized from the contract liabilities balance as of December 31, 2020.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable as of June 30, 2021 was $2.3 million, which is expected to be paid in the second quarter of 2022. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.3 million and $2.8 million. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable as of June 30, 2021 was $1.1 million, which is expected to be paid in the second quarter of 2022. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $0.9 million and $1.4 million. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options and SARs	$326	$345	$778	$510
Restricted stock	435	203	638	363
Performance shares	76	114	253	188
Total share-based compensation expense	$837	$662	$1,669	$1,061

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

A summary of stock option transactions during the six months ended June 30, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	970,022	$12.92	3.74	$11,128
Granted(1)	114,263	25.80
Exercised	(234,092)	9.96
Lapsed or cancelled	(12,740)	14.09
Outstanding, June 30, 2021	837,453	15.49	3.60	7,268
Exercisable, June 30, 2021	484,635	14.38	3.07	4,624

(1)	The weighted average grant date fair value of stock options granted was $10.28 per share.

As of June 30, 2021, the Company had $1.2 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.5 years.

A summary of stock-settled SARs transactions during the six months ended June 30, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	317,128	$13.47	3.36	$2,031
Granted(1)	31,687	25.75
Exercised	(21,438)	16.19
Outstanding, June 30, 2021	327,377	14.48	3.14	3,146
Exercisable, June 30, 2021	165,586	15.08	2.50	1,462

(1)	The weighted average grant date fair value of SARs granted was $10.09 per share.

As of June 30, 2021, the Company had $0.3 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.4 years.

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

A summary of restricted stock transactions during the six months ended June 30, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	157,244	$16.84
Granted	159,889	22.62
Vested	(24,908)	23.55
Outstanding, June 30, 2021	292,225	19.43

As of June 30, 2021, the Company had $4.2 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 3.8 years.

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

A summary of performance share transactions during the six months ended June 30, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	186,264	$18.28
Granted	34,135	23.20
Vested	(57,255)	17.54
Forfeited	(36,141)	15.19
Outstanding, June 30, 2021	127,003	20.82

As of June 30, 2021, the Company had $1.3 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 3.5 years.

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

For the three months ended June 30, 2021, the Company recorded a provision for income taxes of $1.0 million, which represents an effective tax rate of 17.3%. For the three months ended June 30, 2020, the Company recorded a provision for income taxes of $3.7 million, which represents an effective tax rate of 19.6%. For the six months ended June 30, 2021, the Company recorded a provision for income taxes of $3.7 million, which represents an effective tax rate of 19.8%. For the six months ended June 30, 2020, the Company recorded a provision for income taxes of $5.0 million, which represents an effective tax rate of 21.1%. Income tax expense for the three and six months ended June 30, 2021 was favorably impacted by $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. These benefits were partially offset by the non-deductible pension termination charge recognized during the three and six months ended June 30, 2021.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income used in the computation of basic and diluted net income per share (in thousands)	$4,577	$15,174	$15,055	$18,541

Weighted average shares outstanding - basic	15,433,412	15,016,062	15,327,374	15,020,457
Dilutive common stock equivalents	654,324	155,024	712,231	165,535
Weighted average shares outstanding - diluted	16,087,736	15,171,086	16,039,605	15,185,992
Net income per share:
Basic	$0.30	$1.01	$0.98	$1.23
Diluted	$0.28	$1.00	$0.94	$1.22

Awards to purchase 145,950 and 442,931 shares of common stock with weighted average exercise prices of $25.79 and $19.06 per share were outstanding during the three months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 139,075 and 446,061 shares of common stock with weighted average exercise prices of $25.77 and $19.07 per share were outstanding during the six months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended June 30, 2021:
Net sales	$68,193	$15,653	$48,678	$(1,737)	$130,787
Cost of goods sold	45,297	6,369	32,723	(760)	83,629
Gross margin	22,896	9,284	15,955	(977)	47,158
Selling and administrative expenses	18,420	5,562	10,901	(977)	33,906
Other periodic pension cost	440	-	-	-	440
Pension plan termination charge	6,945	-	-	-	6,945
Interest expense	292	-	38	-	330
Income (loss) before taxes on income	$(3,201)	$3,722	$5,016	$-	$5,537

Depreciation and amortization	$1,453	$322	$381	$-	$2,156
Capital expenditures	$3,735	$709	$146	$-	$4,590
Total assets	$290,774	$26,346	$111,626	$-	$428,746

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended June 30, 2020:
Net sales	$75,842	$9,351	$75,456	$(1,290)	$159,359
Cost of goods sold	47,937	4,239	51,725	(480)	103,421
Gross margin	27,905	5,112	23,731	(810)	55,938
Selling and administrative expenses	20,014	3,517	13,577	(810)	36,298
Other periodic pension cost	333	-	-	-	333
Interest expense	338	-	95	-	433
Income before taxes on income	$7,220	$1,595	$10,059	$-	$18,874

Depreciation and amortization	$1,551	$197	$342	$-	$2,090
Capital expenditures	$2,600	$180	$40	$-	$2,820
Total assets	$252,503	$21,030	$84,637	$-	$358,170

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2021:
Net sales	$138,761	$28,683	$107,552	$(3,362)	$271,634
Cost of goods sold	92,022	11,678	73,181	(1,448)	175,433
Gross margin	46,739	17,005	34,371	(1,914)	96,201
Selling and administrative expenses	38,802	10,284	21,845	(1,914)	69,017
Other periodic pension cost	869	-	-	-	869
Pension plan termination charge	6,945	-	-	-	6,945
Interest expense	553	-	52	-	605
Income (loss) before taxes on income	$(430)	$6,721	$12,474	$-	$18,765

Depreciation and amortization	$2,886	$616	$871	$-	$4,373
Capital expenditures	$9,911	$1,116	$299	$-	$11,326
Total assets	$290,774	$26,346	$111,626	$-	$428,746

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2020:
Net sales	$135,944	$18,551	$101,634	$(2,525)	$253,604
Cost of goods sold	86,609	8,227	70,324	(945)	164,215
Gross margin	49,335	10,324	31,310	(1,580)	89,389
Selling and administrative expenses	38,239	6,913	20,215	(1,580)	63,787
Other periodic pension cost	618	-	-	-	618
Interest expense	1,210	-	283	-	1,493
Income before taxes on income	$9,268	$3,411	$10,812	$-	$23,491

Depreciation and amortization	$2,861	$414	$684	$-	$3,959
Capital expenditures	$4,452	$346	$95	$-	$4,893
Total assets	$252,503	$21,030	$84,637	$-	$358,170

NOTE 11 – Acquisition of Businesses:

Gifts By Design, Inc.

On January 29, 2021, the Company, through BAMKO, acquired substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that is well-established as a developer and supplier of corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of $6.0 million in cash at closing.

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

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of Gifts by Design based on their estimated fair values as of the effective date of the transaction (in thousands):

Accounts receivable	$251
Prepaid expenses and other current assets	196
Property, plant and equipment	60
Identifiable intangible assets	3,673
Goodwill	2,417
Total assets	$6,597
Accounts payable	199
Other current liabilities	372
Total liabilities	$571

The amounts in the table above are reflective of measurement period adjustments made during the three and six months ended June 30, 2021 to previously provisional estimates, which included an increase of $2.3 million to goodwill and a decrease of $2.3 million to identifiable intangible assets. The measurement period adjustments did not have a significant impact on the Company’s statements of operations or cash flows.

The Company recorded $3.7 million in identifiable intangibles at fair value, consisting of $2.5 million in acquired customer relationships and $1.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The brand name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $0.1 million during the six months ended June 30, 2021.

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

Disclosure Regarding Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) the projected impact of the COVID-19 pandemic on our, our customers’, and our suppliers’ businesses, (2) projections of revenue, income, and other items relating to our financial position and results of operations, (3) statements of our plans, objectives, strategies, goals and intentions, (4) statements regarding the capabilities, capacities, market position and expected development of our business operations, and (5) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Recent Acquisition

On January 29, 2021, the Company, through BAMKO, acquired substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that is well-established as a developer and supplier of corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of $6.0 million in cash at closing.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. The COVID-19 pandemic created increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The COVID-19 pandemic reduced demand for uniform apparel in many of our customers’ industries, such as the restaurant, transportation and hospitality industries. This, however, was partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers. The economic environment in the United States is beginning to return to pre-pandemic economic activity levels. While we continue to source personal protective equipment for our customers, we anticipate that opportunities to supply personal protective equipment, including through our Uniforms and Related Products segment, will decline. Based on the longer-term fundamentals of our uniforms business, we believe that we have growth opportunities to expand our market share.

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

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). BAMKO has many strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are competitive, BAMKO is well positioned in the promotional products industry and continues to be a platform for potential future acquisitions. We completed two additional acquisitions in this segment in late 2017, as well as an acquisition in January 2021, and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue. The COVID-19 pandemic created significant opportunities for us within the personal protective equipment market. And although we will continue to source personal protective equipment for our customers, we anticipate, based on supply and demand factors, that opportunities to supply personal protective equipment, including through our Promotional Products segment, will decline. Our core promotional products business has not experienced the same downturn during the pandemic that many of our competitors experienced as increased activities from customers in certain industries, such as the delivery service industry, more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of each of these business segments to new and existing customers.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations around the world and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued. Government actions to address the situation remain in effect and new actions continue to be enacted or modified, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures.

In responding to the needs of our customers, we have sourced personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $18.3 million and $15.2 million to net sales during the six months ended June 30, 2021 for our Uniforms and Related Products segment and Promotional Products segment, respectively.

However, the pandemic also had and could continue to have a number of adverse impacts on our business, including, but not limited to, disruption to the economy and our customers’ willingness and/or ability to spend, temporary or permanent closures of businesses that consume our products and services, additional work restrictions, and supply chains being interrupted, slowed, or rendered inoperable. Our employees and the employees and contractors of our suppliers and customers also could become ill, quarantined, or otherwise unable to work or travel due to health reasons or governmental restrictions.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension assets and obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time, including the delivery of effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or possible future variants of the virus, the extent and effectiveness of containment actions, availability of widespread rapid testing and effective treatment alternatives. Prolonged or recurring periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

Sourcing of Goods and Raw Materials

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing continued significant supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle, this year. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

An interruption in any of our supply sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniforms and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

We currently believe challenges created by such supply chain disruptions are manageable. However, we have limited insight into the extent to which COVID-19 or other factors could further impair our sourcing of goods and materials

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Net Sales (in thousands):
	Three Months Ended June 30,
	2021	2020	% Change
Uniforms and Related Products	$68,193	$75,842	(10.1%)
Remote Staffing Solutions	15,653	9,351	67.4%
Promotional Products	48,678	75,456	(35.5%)
Net intersegment eliminations	(1,737)	(1,290)	34.7%
Consolidated Net Sales	$130,787	$159,359	(17.9%)

Net sales for the Company decreased 17.9% from $159.4 million for the three months ended June 30, 2020 to $130.8 million for the three months ended June 30, 2021. The principal components of this aggregate decrease in net sales were as follows: (1) a decrease in net sales for our Uniforms and Related Products segment (contributing (4.8%)), (2) a decrease in net sales for our Promotional Products segment (contributing (16.8%)), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 3.7%).

Uniforms and Related Products net sales decreased 10.1%, or $7.6 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to lower market demand for healthcare service apparel when compared to the spike in demand during the early phases of the COVID-19 pandemic that began in the second quarter of 2020, and a decrease of $3.1 million in sales of personal protective equipment driven by the progression of the COVID-19 pandemic. These decreases were nominally offset by an increase in demand for uniform apparel as a number of our customers’ industries, such as the restaurant, transportation and hospitality industries, have begun to show signs of recovery from the effects of the COVID-19 pandemic.

Remote Staffing Solutions net sales increased 67.4% before intersegment eliminations and 72.6% after intersegment eliminations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. These increases were primarily attributed to our providing continued services in the current year period to our customer base that was expanded during 2020, the onboarding of new customers in 2021 and the negative impact of disruptions experienced in 2020 resulting from COVID-19.

Promotional Products net sales decreased 35.5%, or $26.8 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to a decrease of $48.7 million in net sales of personal protective equipment, partially offset by an increase of $22.0 million in net sales in our core promotional products business. The robust sales of personal protective equipment during the three months ended June 30, 2020 was driven by market demand as a result of the COVID-19 pandemic. The increase in net sales in our core promotional products business was primarily driven by the timing of promotional programs launched for certain customers, growth of our customer base through continued market penetration experienced in 2020 and 2021 and improved market conditions.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.4% for the three months ended June 30, 2021 and 63.2% for the three months ended June 30, 2020. The percentage increase was primarily driven by higher logistical costs during the current year period. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 40.7% for the three months ended June 30, 2021 and 45.3% for the three months ended June 30, 2020. The percentage decrease was primarily driven by disruptions experienced during the three months ended June 30, 2020 resulting from COVID-19.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 67.2% for the three months ended June 30, 2021 and 68.5% for the three months ended June 30, 2020. The percentage decrease was primarily the result of differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses decreased 6.6%, or $2.4 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily due to a $2.8 million decrease in bad debt expense on outstanding trade accounts receivable, which was primarily driven by the impact COVID-19 had on our customers in the prior year period.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 27.0% for the three months ended June 30, 2021 and 26.4% for the three months ended June 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 35.5% for the three months ended June 30, 2021 and 37.6% for the three months ended June 30, 2020. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 22.4% for the three months ended June 30, 2021 and 18.0% for the three months ended June 30, 2020. The percentage increase was primarily due to the decrease in net sales explained above.

Pension Plan Terminations

In the second quarter of 2021, the Company terminated its two noncontributory qualified defined benefit pension plans, which were fully funded. Consequently, the Company recognized a settlement charge of $6.9 million during the three months ended June 30, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. The pension plan terminations did not require a cash outlay by the Company.

Interest Expense

Interest expense decreased to $0.3 million for the three months ended June 30, 2021 from $0.4 million for the three months ended June 30, 2020. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings.

Income Taxes

The effective income tax rate was 17.3% and 19.6% for the three months ended June 30, 2021 and 2020, respectively. Income tax expense for the three months ended June 30, 2021 was favorably impacted by $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. These benefits were partially offset by the non-deductible pension termination charge recognized during the three months ended June 30, 2021. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Net Sales (in thousands):

	Six Months Ended June 30,
	2021	2020	% Change
Uniforms and Related Products	$138,761	$135,944	2.1%
Remote Staffing Solutions	28,683	18,551	54.6%
Promotional Products	107,552	101,634	5.8%
Net intersegment eliminations	(3,362)	(2,525)	33.1%
Consolidated Net Sales	$271,634	$253,604	7.1%

Net sales for the Company increased 7.1% from $253.6 million for the six months ended June 30, 2020 to $271.6 million for the six months ended June 30, 2021. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Uniforms and Related Products segment (contributing 1.1%), (2) an increase in net sales for our Promotional Products segment (contributing 2.3%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 3.7%).

Uniforms and Related Products net sales increased 2.1%, or $2.8 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $8.0 million in sales of personal protective equipment and an increase in demand for uniform apparel. These increases were partially offset by lower market demand for healthcare service apparel when compared to the spike in demand during the early phases of the COVID-19 pandemic that began in the second quarter of 2020.

Remote Staffing Solutions net sales increased 54.6% before intersegment eliminations and 58.0% after intersegment eliminations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These increases were primarily attributed to our providing continued services in the current year period to our customer base that was expanded during 2020, the onboarding of new customers in 2021 and the negative impact of disruptions experienced in 2020 resulting from COVID-19.

Promotional Products net sales increased 5.8%, or $5.9 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase of $40.4 million in net sales in our core promotional products business, partially offset by a decrease of $15.2 million in the sale of personal protective equipment. The increase in net sales in our core promotional products business was driven by the timing of promotional programs launched for certain customers, growth of our customer base through continued market penetration experienced in 2020 and 2021 and improved market conditions. Additionally, the acquisition of Gifts by Design on January 29, 2021 resulted in an increase of net sales of $4.7 million during the six months ended June 30, 2021. The robust personal protective equipment sales during the six months ended June 30, 2020 was driven by market demand during the early phases of the COVID-19 pandemic.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.3% for the six months ended June 30, 2021 and 63.7% for the six months ended June 30, 2020. The percentage increase was primarily driven by higher logistical costs during the current year period and the increase in personal protective equipment sales. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 40.7% for the six months ended June 30, 2021 and 44.3% for the six months ended June 30, 2020. The percentage decrease was primarily driven by disruptions resulting from COVID-19 during the six months ended June 30, 2020.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 68.0% for the six months ended June 30, 2021 and 69.2% for the six months ended June 30, 2020. The percentage decrease was primarily the result of differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 8.2%, or $5.2 million, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to an increase in employee costs driven mostly by increased headcount and a reduction in expenses of $1.2 million in the prior year period that was the result of the Company’s decision to forgo its discretionary matching contribution under its defined contribution plan in 2020, partially offset by a decrease in bad debt expense of $3.3 million on outstanding trade accounts receivable.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.0% for the six months ended June 30, 2021 and 28.1% for the six months ended June 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 35.9% for the six months ended June 30, 2021 and 37.3% for the six months ended June 30, 2020. The percentage decrease was primarily due to the increase in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 20.3% for the six months ended June 30, 2021 and 19.9% for the six months ended June 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

Pension Plan Terminations

In the second quarter of 2021, the Company terminated its two noncontributory qualified defined benefit pension plans, which were fully funded. Consequently, the Company recognized a settlement charge of $6.9 million during the six months ended June 30, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. The pension plan terminations did not require a cash outlay by the Company.

Interest Expense

Interest expense decreased to $0.6 million for the six months ended June 30, 2021 from $1.5 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a loss of $0.3 million recognized on our interest rate swap during the six months ended June 30, 2020.

Income Taxes

The effective income tax rate was 19.8% and 21.1% for the six months ended June 30, 2021 and 2020, respectively.

Income tax expense for the six months ended June 30, 2021 was favorably impacted by $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. These benefits were partially offset by the non-deductible pension termination charge recognized during the six months ended June 30, 2021. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements for the next twelve months. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. The Company may also begin relying on the issuance of equity or debt securities, including under its universal shelf registration statement (File No. 333-249760). There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or securities convertible into or exercisable for equity securities may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Superior’s Uniforms and Related Products segment markets itself to its customers as a “stock house.” Therefore, Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry.

Cash and cash equivalents increased by $2.3 million to $7.5 million as of June 30, 2021 from $5.2 million on December 31, 2020. Working capital increased to $175.2 million at June 30, 2021 from $143.6 million at December 31, 2020. The increase in working capital was primarily due to a decrease in other current liabilities, an increase in inventories and a decrease in current portion of acquisition-related contingent liabilities. The decrease in other current liabilities was primarily related to significant accruals as of December 31, 2020, associated with the Company’s performance in 2020, that were paid in the current year period, including accrued compensation and income taxes. The increase in inventories was primarily related to the timing of inventory purchases within our Promotional Products and Uniforms and Related Products segments. The decrease in current portion of acquisition-related contingent liabilities was primarily driven by payments made in the current year period.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(3,010)	$39,762
Investing activities	(17,352)	(4,893)
Financing activities	22,583	(38,280)
Effect of exchange rates on cash	137	(525)
Net increase (decrease) in cash and cash equivalents	$2,358	$(3,936)

Operating Activities. The decrease in net cash provided by operating activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to payments made in the current year period related to significant accruals as of December 31, 2020 associated with the Company’s performance in 2020, including accrued compensation and income taxes, advanced customer payments received on personal protective equipment contracts in the prior year period and a $4.2 million contingent consideration payment representing the excess of the total contingent consideration payment made in the current year period over the fair value of the liability estimated at the time of acquisition. Working capital cash changes during the six months ended June 30, 2021 included a decrease of $14.5 million in accounts payable and other current liabilities and an increase of $8.7 million in inventories. Working capital cash changes during the six months ended June 30, 2020 included an increase of $21.0 million in accounts payable and other current liabilities and a decrease of $12.3 million in accounts receivable.

Investing Activities. The increase in net cash used in investing activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was attributable to $6.0 million of cash paid for the acquisition of Gifts by Design in 2021 and an increase in capital expenditures of $6.4 million primarily related to the expansion of our distribution facility in Eudora, Arkansas. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.

Financing Activities. The increase in net cash provided by financing activities during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily attributable to net borrowings of $25.8 million in debt during the current year period compared to net repayments in debt of $34.3 million in the prior year period.

Credit Facilities (See Note 3 to the Financial Statements)

As of June 30, 2021, the Company had approximately $114.2 million in outstanding borrowings under its credit facilities with Truist Bank, consisting of $51.3 million outstanding under the revolving credit facility, $18.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $44.9 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.94% at June 30, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.77% for the 2017 Term Loan at June 30, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. At June 30, 2021, the Company had undrawn capacity of $73.1 million under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2021 - $3.0 million; 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2021 - $4.6 million; 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of June 30, 2021, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the six months ended June 30, 2021 and 2020, the Company paid cash dividends of $3.4 million and $1.5 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit, but can provide no assurances to this effect.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At June 30, 2021, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2021 would have resulted in approximately $0.6 million in additional pre-tax interest expense for the six months ended June 30, 2021. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are not denominated in U.S. dollar. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of June 30, 2021, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the six months ended June 30, 2021 and 2020, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the six months ended June 30, 2021 and 2020 included a foreign currency translation adjustment gain of $0.4 million and foreign currency translation adjustment loss of $1.4 million, respectively, primarily related to exchange rate movements of the Brazilian real.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing continued significant supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle, this year. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

An interruption in any of our supply sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniforms and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. For example, political and civil unrest and gang warfare in Haiti may worsen following the recent assassination of President Moïse, which could cause manufacturing disruptions in our Haiti facilities and those of our suppliers. The materialization of any of these risks could result in additional expense to us or limit our supply of necessary goods and raw materials, which effects may be material.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2021, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 to April 30, 2021	-	$-	-
May 1, 2021 to May 31, 2021	-	-	-
June 1, 2021 to June 30, 2021	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1*++	Employment Agreement between the Company and Philip Koosed.
10.2*++	Employment Agreement between The Office Gurus, LLC and Dominic Leide.
10.3*++	Change in Control Agreement between the Company and Jordan Alpert.
10.4*++	Retention Bonus Agreement between the Company and Jordan Alpert.
10.5*++	Amended and Restated Performance Share Agreement between the Company and Dominic Leide.
10.6*++	Performance Share Agreement between the Company and Philip Koosed.
10.7*++	Restricted Stock Agreement between the Company and Philip Koosed.
10.8*++	Restricted Stock Agreement between the Company and Jordan Alpert.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished, not filed.

+ Submitted electronically with this Quarterly Report.

++ Management contracts and compensatory plans and agreements.

Portions omitted in accordance with Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2021	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2021
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)