Form 10-Q
period 2021-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2021-11-03
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The number of shares of common stock of the registrant outstanding as of October 26, 2021 was 15,971,211 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,
	2021	2020
Net sales	$123,326	$127,737

Costs and expenses:
Cost of goods sold	77,512	80,285
Selling and administrative expenses	35,059	34,917
Other periodic pension costs	459	212
Interest expense	320	239
	113,350	115,653
Income before taxes on income	9,976	12,084
Income tax expense	1,780	2,140
Net income	$8,196	$9,944

Net income per share:
Basic	$0.53	$0.66
Diluted	$0.51	$0.63

Weighted average shares outstanding during the period:
Basic	15,528,534	15,084,300
Diluted	16,099,850	15,711,122

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$278	$232
Recognition of settlement loss included in net periodic pension costs	-	62
Loss on cash flow hedging activities	(5)	(5)
Foreign currency translation adjustment	(570)	(145)
Other comprehensive income	(297)	144
Comprehensive income	$7,899	$10,088

Cash dividends per common share	$0.12	$0.20

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except shares and per share data)

	Nine Months Ended September 30,
	2021	2020
Net sales	$394,960	$381,341

Costs and expenses:
Cost of goods sold	252,945	244,500
Selling and administrative expenses	104,076	98,704
Other periodic pension costs	1,328	830
Pension plan termination charge	6,945	-
Interest expense	925	1,732
	366,219	345,766
Income before taxes on income	28,741	35,575
Income tax expense	5,490	7,090
Net income	$23,251	$28,485

Net income per share:
Basic	$1.51	$1.89
Diluted	$1.45	$1.85

Weighted average shares outstanding during the period
Basic	15,394,427	15,041,738
Diluted	16,059,686	15,361,035

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$1,383	$712
Recognition of settlement loss included in net periodic pension costs	-	314
Recognition of net losses included in pension plan termination charges	5,230	-
Loss on cash flow hedging activities	(16)	(16)
Foreign currency translation adjustment	(184)	(1,546)
Other comprehensive income (loss)	6,413	(536)
Comprehensive income	$29,664	$27,949

Cash dividends per common share	$0.34	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,408	$5,172
Accounts receivable, less allowance for doubtful accounts of $5,852 and $7,667, respectively	92,500	101,902
Accounts receivable - other	2,338	1,356
Inventories	103,371	89,766
Contract assets	37,575	39,231
Prepaid expenses and other current assets	15,633	11,030
Total current assets	257,825	248,457
Property, plant and equipment, net	46,928	36,644
Operating lease right-of-use assets	6,299	3,826
Intangible assets, net	59,414	58,746
Goodwill	38,557	36,116
Other assets	13,154	10,135
Total assets	$422,177	$393,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,096	$39,327
Other current liabilities	36,069	44,670
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	3,929	5,589
Total current liabilities	93,380	104,872
Long-term debt	80,882	72,372
Long-term pension liability	14,548	14,574
Long-term acquisition-related contingent liabilities	-	1,892
Long-term operating lease liabilities	2,189	1,599
Deferred tax liability	1,448	450
Other long-term liabilities	8,795	6,535
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,960,253 and 15,391,660 shares, respectively.	16	15
Additional paid-in capital	66,996	61,844
Retained earnings	159,711	141,972
Accumulated other comprehensive income (loss), net of tax:
Pensions	(4,285)	(10,898)
Cash flow hedges	53	69
Foreign currency translation adjustment	(1,556)	(1,372)
Total shareholders’ equity	220,935	191,630
Total liabilities and shareholders’ equity	$422,177	$393,924

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2021 AND 2020
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475
Common shares issued upon exercise of options, net	109,168		1,540	(166)		1,374
Share-based compensation expense			729			729
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(32)			(32)
Cash dividends declared ($0.20 per share)				(3,053)		(3,053)
Comprehensive income (loss):
Net earnings				9,944		9,944
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $92					294	294
Change in currency translation adjustment, net of taxes of $0					(145)	(145)
Balance, September 30, 2020	15,340,949	$15	$60,618	$130,968	$(8,020)	$183,581

Balance, July 1, 2021	15,824,530	$16	$65,578	$153,412	$(5,491)	$213,515
Common shares issued upon exercise of options and SARs, net	31,446		330			330
Restricted shares issued	104,277					-
Share-based compensation expense			1,088			1,088
Cash dividends declared ($0.12 per share)				(1,897)		(1,897)
Comprehensive income (loss):
Net earnings				8,196		8,196
Cash flow hedges, net of taxes of $0					(5)	(5)
Pensions, net of taxes of $96					278	278
Change in currency translation adjustment, net of taxes of $0					(570)	(570)
Balance, September 30, 2021	15,960,253	$16	$66,996	$159,711	$(5,788)	$220,935

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine MONTHS ENDED September 30, 2021 AND 2020

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	118,788		1,590	(183)		1,407
Restricted shares issued	38,015					-
Share-based compensation expense			1,790			1,790
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(32)			(32)
Cash dividends declared ($0.30 per share)				(4,574)		(4,574)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				28,485		28,485
Cash flow hedges, net of taxes of $2					(16)	(16)
Pensions, net of taxes of $322					1,026	1,026
Change in currency translation adjustment, net of taxes of $449					(1,546)	(1,546)
Balance, September 30, 2020	15,340,949	$15	$60,618	$130,968	$(8,020)	$183,581

Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	261,604	1	2,629	(178)		2,452
Performance based shares issued	42,823					-
Restricted shares issued	264,166					-
Share-based compensation expense			2,757			2,757
Tax withheld on exercise of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.34 per share)				(5,334)		(5,334)
Comprehensive income (loss):
Net earnings				23,251		23,251
Cash flow hedges, net of taxes of $2					(16)	(16)
Pensions, net of taxes of $2,737					6,613	6,613
Change in currency translation adjustment, net of taxes of $0					(184)	(184)
Balance, September 30, 2021	15,960,253	$16	$66,996	$159,711	$(5,788)	$220,935

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,251	$28,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,719	5,972
Provision for bad debts - accounts receivable	1,715	6,099
Share-based compensation expense	2,757	1,790
Deferred income tax benefit	(1,127)	(3,654)
Change in fair value of acquisition-related contingent liabilities	2,310	2,759
Pension plan termination charge	6,945	-
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	7,544	(12,225)
Accounts receivable - other	(732)	(1,121)
Contract assets	1,656	3,049
Inventories	(13,667)	(7,306)
Prepaid expenses and other current assets	(4,445)	(3,592)
Other assets	(1,462)	1
Accounts payable and other current liabilities	(12,287)	29,167
Payment of acquisition-related contingent liabilities	(4,220)	-
Long-term pension liability	860	864
Other long-term liabilities	2,344	779
Net cash provided by operating activities	18,161	51,067

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,455)	(5,711)
Acquisition of business	(6,026)	-
Net cash used in investing activities	(20,481)	(5,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	173,436	137,559
Repayment of debt	(165,023)	(180,112)
Payment of cash dividends	(5,334)	(4,574)
Payment of acquisition-related contingent liability	(1,641)	(1,966)
Proceeds received on exercise of stock options	2,452	1,407
Tax withholdings on exercise of performance based stock	(405)	(32)
Tax (provision) benefit from vesting of acquisition-related restricted stock	171	(13)
Common stock reacquired and retired	-	(500)
Net cash provided by (used in) financing activities	3,656	(48,231)

Effect of currency exchange rates on cash	(100)	(512)
Net increase (decrease) in cash and cash equivalents	1,236	(3,387)
Cash and cash equivalents balance, beginning of period	5,172	9,038
Cash and cash equivalents balance, end of period	$6,408	$5,651

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2021	2020
Finished goods	$86,455	$73,979
Work in process	2,288	1,634
Raw materials	14,628	14,153
Inventories	$103,371	$89,766

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Credit Facilities:
Revolving credit facility due February 2026	$37,768	$17,589
Term loan due February 2024 (“2017 Term Loan”)	16,500	21,000
Term loan due January 2026 (“2018 Term Loan”)	42,560	49,524
	96,828	88,113
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	660	455
Long-term debt less current maturities	$80,882	$72,372

The Company is party to a credit agreement with Truist Bank, consisting of a revolving credit facility, a term loan maturing in February 2024 (“2017 Term Loan”) and a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.93% at September 30, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.76% for the 2017 Term Loan at September 30, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2021, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2021 - $1.5 million; 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2021 - $2.3 million; 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Company is a party to an interest rate swap with a total notional value of $7.5 million as of September 30, 2021 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. No gain or loss was recognized on the interest rate swap during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, a loss of $0.3 million was recognized on the interest rate swap.

NOTE 4 – Periodic Pension Expense:

The Company had previously sponsored two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Effective June 30, 2013, the Company no longer accrues additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. Effective on December 31, 2014, the Company no longer accrues additional benefits for future service for the Company’s hourly defined benefit plan. As discussed below, the Company has terminated its two noncontributory qualified defined benefit pension plans.

The Company is also the sponsor of an unfunded supplemental executive retirement plan in which several of its employees are participants.

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost - benefits earned during the period	$46	$38	$138	$114
Interest cost on projected benefit obligation	84	216	424	648
Expected return on plan assets	-	(389)	(597)	(1,167)
Recognized actuarial loss	375	305	1,501	938
Settlement loss	-	82	-	413
Pension plan termination charge	-	-	6,945	-
Net periodic pension cost after settlements	$505	$252	$8,411	$946

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

In the second quarter of 2021, the Company completed the termination of its two noncontributory qualified defined benefit pension plans, which were fully funded. The Company settled its obligations under the plans by providing lump-sum payments of $13.8 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $3.0 million. Consequently, the Company recognized a settlement charge of $6.9 million during the nine months ended September 30, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. The pension plan terminations did not require a cash outlay by the Company. As of September 30, 2021, an asset surplus of $1.3 million remained undistributed in the pension plans that were terminated.

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Uniforms and Related Products Segment:
Uniforms and related products	$61,621	$59,296	$182,080	$184,909
Personal protective equipment	269	13,938	18,571	24,269
Total Uniforms and Related Products Segment	$61,890	$73,234	$200,651	$209,178

Remote Staffing Solutions Segment:
Remote staffing solutions services	$18,040	$11,636	$46,723	$30,187
Net intersegment eliminations	(1,847)	(1,309)	(5,209)	(3,834)
Total Remote Staffing Solutions Segment	$16,193	$10,327	$41,514	$26,353

Promotional Products Segment:
Promotional products	$44,296	$24,769	$136,682	$76,719
Personal protective equipment	947	19,407	16,113	69,091
Total Promotional Products Segment	$45,243	$44,176	$152,795	$145,810

Consolidated Net Sales	$123,326	$127,737	$394,960	$381,341

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable	$92,500	$101,902
Current contract assets	37,575	39,231
Current contract liabilities	7,367	5,074

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2020 were transferred to accounts receivable during the nine months ended September 30, 2021. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the nine months ended September 30, 2021, $4.2 million of revenue was recognized from the contract liabilities balance as of December 31, 2020.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The estimated fair value for BAMKO acquisition-related contingent consideration payable as of September 30, 2021 was $2.7 million, which is expected to be paid in the second quarter of 2022. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.7 million and $3.2 million. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The estimated fair value for Tangerine acquisition-related contingent consideration payable as of September 30, 2021 was $1.2 million, which is expected to be paid in the second quarter of 2022. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.2 million and $1.4 million. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liabilities may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liabilities.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and SARs	$327	$412	$1,105	$921
Restricted stock	545	203	1,183	566
Performance shares	216	114	469	303
Total share-based compensation expense	$1,088	$729	$2,757	$1,790

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

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest either one or two years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs. Stock options and SARs granted in tandem with stock options are subject to accelerated vesting under certain circumstances as outlined in the 2013 Incentive Stock and Awards Plan (the “2013 Plan”).

A summary of stock option transactions during the nine months ended September 30, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	970,022	$12.92	3.74	$11,128
Granted(1)	143,543	25.02
Exercised	(262,960)	10.10
Lapsed or cancelled	(19,126)	14.90
Outstanding, September 30, 2021	831,479	15.86	3.43	6,487
Exercisable, September 30, 2021	487,161	14.66	2.83	4,231

(1)	The weighted average grant date fair value of stock options granted was $9.91 per share.

As of September 30, 2021, the Company had $1.2 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.4 years.

A summary of stock-settled SARs transactions during the nine months ended September 30, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	317,128	$13.47	3.36	$2,031
Granted(1)	31,687	25.75
Exercised	(26,438)	14.74
Outstanding, September 30, 2021	322,377	14.57	2.88	2,899
Exercisable, September 30, 2021	160,586	15.29	2.20	1,296

(1)	The weighted average grant date fair value of SARs granted was $10.09 per share.

As of September 30, 2021, the Company had $0.3 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.2 years.

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

A summary of restricted stock transactions during the nine months ended September 30, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	157,244	$16.84
Granted	264,166	23.16
Vested	(24,908)	23.55
Outstanding, September 30, 2021	396,502	20.63

As of September 30, 2021, the Company had $6.2 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 3.6 years.

Performance Shares

The Company has granted performance shares, which either contain only service-based vesting conditions or service-based and performance-based vesting conditions. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based awards generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Expenses for grants of performance shares are recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting on a pro rata basis under certain circumstances as outlined in the 2013 Plan, except in those circumstances in which award agreements or change in control agreements specify full vesting.

A summary of performance share transactions during the nine months ended September 30, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	186,264	$18.28
Granted	116,405	22.13
Vested	(57,255)	17.54
Forfeited	(36,141)	15.19
Outstanding, September 30, 2021	209,273	21.16

As of September 30, 2021, the Company had $2.9 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 4.1 years.

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

For the three months ended September 30, 2021, the Company recorded a provision for income taxes of $1.8 million, which represents an effective tax rate of 17.8%. For the three months ended September 30, 2020, the Company recorded a provision for income taxes of $2.1 million, which represents an effective tax rate of 17.7%. For the nine months ended September 30, 2021, the Company recorded a provision for income taxes of $5.5 million, which represents an effective tax rate of 19.1%. For the nine months ended September 30, 2020, the Company recorded a provision for income taxes of $7.1 million, which represents an effective tax rate of 19.9%. Income tax expense for the nine months ended September 30, 2021 was favorably impacted by $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. These benefits were offset by the non-deductible pension termination charge recognized during the three and nine months ended September 30, 2021.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income used in the computation of basic and diluted net income per share (in thousands)	$8,196	$9,944	$23,251	$28,485

Weighted average shares outstanding - basic	15,528,534	15,084,300	15,394,427	15,041,738
Dilutive common stock equivalents	571,316	626,822	665,259	319,297
Weighted average shares outstanding - diluted	16,099,850	15,711,122	16,059,686	15,361,035
Net income per share:
Basic	$0.53	$0.66	$1.51	$1.89
Diluted	$0.51	$0.63	$1.45	$1.85

Awards to purchase 251,989 and 152,110 shares of common stock with weighted average exercise prices of $24.88 and $23.26 per share were outstanding during the three months ended September 30, 2021 and 2020, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 176,713 and 348,077 shares of common stock with weighted average exercise prices of $25.35 and $19.68 per share were outstanding during the nine months ended September 30, 2021 and 2020, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2021:
Net sales	$61,890	$18,040	$45,243	$(1,847)	$123,326
Cost of goods sold	39,708	7,555	31,092	(843)	77,512
Gross margin	22,182	10,485	14,151	(1,004)	45,814
Selling and administrative expenses	19,244	6,576	10,243	(1,004)	35,059
Other periodic pension cost	459	-	-	-	459
Interest expense	309	-	11	-	320
Income before taxes on income	$2,170	$3,909	$3,897	$-	$9,976

Depreciation and amortization	$1,487	$398	$461	$-	$2,346
Capital expenditures	$1,214	$1,733	$182	$-	$3,129
Total assets	$289,028	$28,062	$105,087	$-	$422,177

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2020:
Net sales	$73,234	$11,636	$44,176	$(1,309)	$127,737
Cost of goods sold	48,715	4,653	27,424	(507)	80,285
Gross margin	24,519	6,983	16,752	(802)	47,452
Selling and administrative expenses	21,987	3,927	9,805	(802)	34,917
Other periodic pension cost	212	-	-	-	212
Interest expense	210	-	29	-	239
Income before taxes on income	$2,110	$3,056	$6,918	$-	$12,084

Depreciation and amortization	$1,430	$243	$340	$-	$2,013
Capital expenditures	$319	$404	$95	$-	$818
Total assets	$269,776	$22,719	$74,743	$-	$367,238

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2021:
Net sales	$200,651	$46,723	$152,795	$(5,209)	$394,960
Cost of goods sold	131,730	19,233	104,273	(2,291)	252,945
Gross margin	68,921	27,490	48,522	(2,918)	142,015
Selling and administrative expenses	58,046	16,860	32,088	(2,918)	104,076
Other periodic pension cost	1,328	-	-	-	1,328
Pension plan termination charge	6,945	-	-	-	6,945
Interest expense	862	-	63	-	925
Income before taxes on income	$1,740	$10,630	$16,371	$-	$28,741

Depreciation and amortization	$4,373	$1,014	$1,332	$-	$6,719
Capital expenditures	$11,125	$2,849	$481	$-	$14,455
Total assets	$289,028	$28,062	$105,087	$-	$422,177

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2020:
Net sales	$209,178	$30,187	$145,810	$(3,834)	$381,341
Cost of goods sold	135,324	12,880	97,748	(1,452)	244,500
Gross margin	73,854	17,307	48,062	(2,382)	136,841
Selling and administrative expenses	60,226	10,840	30,020	(2,382)	98,704
Other periodic pension cost	830	-	-	-	830
Interest expense	1,420	-	312	-	1,732
Income before taxes on income	$11,378	$6,467	$17,730	$-	$35,575

Depreciation and amortization	$4,291	$657	$1,024	$-	$5,972
Capital expenditures	$4,771	$750	$190	$-	$5,711
Total assets	$269,776	$22,719	$74,743	$-	$367,238

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

The Company recorded $3.7 million in identifiable intangibles at fair value, consisting of $2.5 million in acquired customer relationships and $1.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The brand name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $0.2 million during the nine months ended September 30, 2021.

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

Cautionary Note Regarding Forward Looking Statements

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotels, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. The COVID-19 pandemic created increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The COVID-19 pandemic reduced demand for uniform apparel in many of our customers’ industries, such as the restaurant, transportation and hospitality industries. This, however, was partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers. The economic environment in the United States is beginning to return to pre-pandemic economic activity levels. While we continue to source some personal protective equipment for our customers, we anticipate that opportunities to supply personal protective equipment, including through our Uniforms and Related Products segment, will continue to decline. Based on the longer-term fundamentals of our uniforms business, we believe that we have growth opportunities to expand our market share.

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

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). BAMKO has many strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are competitive, BAMKO is well positioned in the promotional products industry and continues to be a platform for potential future acquisitions. We completed two additional acquisitions in this segment in late 2017, as well as an acquisition in January 2021, and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue. The COVID-19 pandemic created significant opportunities for us within the personal protective equipment market. And although we will continue to source some personal protective equipment for our customers, we anticipate, based on supply and demand factors, that opportunities to supply personal protective equipment, including through our Promotional Products segment, will continue to decline. Our core promotional products business has not experienced the same downturn during the pandemic that many of our competitors experienced as increased activities from customers in certain industries, such as the delivery service industry, more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of each of these business segments to new and existing customers.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations around the world and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued. Government actions to address the situation remain in effect and new actions continue to be enacted or modified, including safety requirements such as recommended or mandatory use of face masks and other personal protective equipment and related products, recommended or mandated vaccinations, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures.

In responding to the needs of our customers, we have sourced personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $18.6 million and $16.1 million to net sales during the nine months ended September 30, 2021 for our Uniforms and Related Products segment and Promotional Products segment, respectively.

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

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous evolving factors that we are unable to accurately predict at this time, including the delivery of effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or possible future variants of the virus, the extent and effectiveness of containment actions, availability of widespread rapid testing and effective treatment alternatives. Prolonged or recurring periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

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

We currently believe challenges created by such supply chain disruptions are manageable. However, we have limited insight into the extent to which COVID-19 or other factors could further impair our sourcing of goods and materials.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Net Sales (in thousands):
	Three Months Ended September 30,
	2021	2020	% Change
Uniforms and Related Products	$61,890	$73,234	(15.5%)
Remote Staffing Solutions	18,040	11,636	55.0%
Promotional Products	45,243	44,176	2.4%
Net intersegment eliminations	(1,847)	(1,309)	41.1%
Consolidated Net Sales	$123,326	$127,737	(3.5%)

Net sales for the Company decreased 3.5% from $127.7 million for the three months ended September 30, 2020 to $123.3 million for the three months ended September 30, 2021. The principal components of this aggregate decrease in net sales were as follows: (1) a decrease in net sales for our Uniforms and Related Products segment (contributing (8.9%)), (2) an increase in net sales for our Promotional Products segment (contributing 0.8%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 4.6%).

Uniforms and Related Products net sales decreased 15.5%, or $11.3 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease was primarily due to a decrease of $13.7 million in sales of personal protective equipment driven by the progression of the COVID-19 pandemic. This decrease was partially offset by an increase in demand for uniform apparel as a number of our customers’ industries, such as the restaurant, transportation and hospitality industries, have begun to show signs of recovery from the effects of the COVID-19 pandemic.

Remote Staffing Solutions net sales increased 55.0% before intersegment eliminations and 56.8% after intersegment eliminations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. These increases were primarily attributed to our providing continued services in the current year period to our customer base that was expanded during 2020 and the onboarding of new customers in 2021.

Promotional Products net sales increased 2.4%, or $1.1 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily due to an increase of $19.5 million in net sales in our core promotional products business and an increase of net sales of $4.4 million due to the acquisition of Gifts by Design on January 29, 2021, partially offset by a decrease of $18.5 million in net sales of personal protective equipment. The increase in net sales in our core promotional products business was primarily driven by the growth of our customer base through continued market penetration experienced in 2020 and 2021 and improved market conditions. The sale of personal protective equipment during the three months ended September 30, 2020 was driven by market demand as a result of the COVID-19 pandemic.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 64.2% for the three months ended September 30, 2021 and 66.5% for the three months ended September 30, 2020. The percentage decrease was primarily driven by the decrease in personal protective equipment sales, partially offset by higher logistical costs during the current year period. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 41.9% for the three months ended September 30, 2021 and 40.0% for the three months ended September 30, 2020. The percentage increase was primarily due to costs associated with the onboarding of new customers in the current year period.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 68.7% for the three months ended September 30, 2021 and 62.1% for the three months ended September 30, 2020. The percentage increase was primarily the result of differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 0.4%, or $0.2 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 31.1% for the three months ended September 30, 2021 and 30.0% for the three months ended September 30, 2020. The percentage increase was primarily due to the decrease in net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 36.5% for the three months ended September 30, 2021 and 33.7% for the three months ended September 30, 2020. The percentage increase was primarily attributed to investments in the business to support continued sales growth.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 22.6% for the three months ended September 30, 2021 and 22.2% for the three months ended September 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

Interest Expense

Interest expense was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020.

Income Taxes

The effective income tax rate was 17.8% and 17.7% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Net Sales (in thousands):

	Nine Months Ended September 30,
	2021	2020	% Change
Uniforms and Related Products	$200,651	$209,178	(4.1%)
Remote Staffing Solutions	46,723	30,187	54.8%
Promotional Products	152,795	145,810	4.8%
Net intersegment eliminations	(5,209)	(3,834)	35.9%
Consolidated Net Sales	$394,960	$381,341	3.6%

Net sales for the Company increased 3.6% from $381.3 million for the nine months ended September 30, 2020 to $395.0 million for the nine months ended September 30, 2021. The principal components of this aggregate increase in net sales were as follows: (1) a decrease in net sales for our Uniforms and Related Products segment (contributing (2.2%)), (2) an increase in net sales for our Promotional Products segment (contributing 1.8%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 4.0%).

Uniforms and Related Products net sales decreased 4.1%, or $8.5 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to a decrease of $5.7 million in sales of personal protective equipment and lower market demand for healthcare service apparel when compared to the spike in demand during the early phases of the COVID-19 pandemic that began in the second quarter of 2020. These decreases were partially offset by an increase in demand for uniform apparel.

Remote Staffing Solutions net sales increased 54.8% before intersegment eliminations and 57.5% after intersegment eliminations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were primarily attributed to our providing continued services in the current year period to our customer base that was expanded during 2020, the onboarding of new customers in 2021 and the negative impact of disruptions experienced in 2020 resulting from COVID-19.

Promotional Products net sales increased 4.8%, or $7.0 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase of $60.0 million in net sales in our core promotional products business, partially offset by a decrease of $53.0 million in the sale of personal protective equipment. The increase in net sales in our core promotional products business was driven by the timing of promotional programs launched for certain customers, growth of our customer base through continued market penetration experienced in 2020 and 2021 and improved market conditions. Additionally, the acquisition of Gifts by Design on January 29, 2021 resulted in an increase of net sales of $9.1 million during the nine months ended September 30, 2021. The robust personal protective equipment sales during the nine months ended September 30, 2020 was driven by market demand during the early phases of the COVID-19 pandemic.

Cost of Goods Sold

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 65.7% for the nine months ended September 30, 2021 and 64.7% for the nine months ended September 30, 2020. The percentage increase was primarily driven by higher logistical costs during the current year period, partially offset by the decrease in personal protective equipment sales. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 41.2% for the nine months ended September 30, 2021 and 42.7% for the nine months ended September 30, 2020. The percentage decrease was primarily driven by disruptions resulting from COVID-19 during the nine months ended September 30, 2020.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 68.2% for the nine months ended September 30, 2021 and 67.0% for the nine months ended September 30, 2020. The percentage increase was primarily the result of differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 5.4%, or $5.4 million, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in employee costs driven mostly by increased headcount and a reduction in expenses of $1.2 million in the prior year period that was the result of the Company’s decision to forgo its discretionary matching contribution under its defined contribution plan in 2020, partially offset by a decrease in bad debt expense of $4.4 million on outstanding trade accounts receivable.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.9% for the nine months ended September 30, 2021 and 28.8% for the nine months ended September 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 36.1% for the nine months ended September 30, 2021 and 35.9% for the nine months ended September 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 21.0% for the nine months ended September 30, 2021 and 20.6% for the nine months ended September 30, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

Pension Plan Terminations

In the second quarter of 2021, the Company completed the termination of its two noncontributory qualified defined benefit pension plans, which were fully funded. Consequently, the Company recognized a settlement charge of $6.9 million during the nine months ended September 30, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss and the impact of remeasuring the plan assets and obligations at termination. The pension plan terminations did not require a cash outlay by the Company.

Interest Expense

Interest expense decreased to $0.9 million for the nine months ended September 30, 2021 from $1.7 million for the nine months ended September 30, 2020. This decrease was primarily due to a decrease in LIBOR rates on our outstanding borrowings and a loss of $0.3 million recognized on our interest rate swap during the nine months ended September 30, 2020.

Income Taxes

The effective income tax rate was 19.1% and 19.9% for the nine months ended September 30, 2021 and 2020, respectively. Income tax expense for the nine months ended September 30, 2021 was favorably impacted by $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. These benefits were offset by the non-deductible pension termination charge recognized during the nine months ended September 30, 2021. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

Cash and cash equivalents increased by $1.2 million to $6.4 million as of September 30, 2021 from $5.2 million on December 31, 2020. Working capital increased to $164.4 million at September 30, 2021 from $143.6 million at December 31, 2020. The increase in working capital was primarily due to an increase in inventories, a decrease in other current liabilities and an increase in prepaid expenses and other current assets, partially offset by a decrease in accounts receivable. The increase in inventories was primarily driven by the timing of inventory purchases within our Promotional Products and Uniforms and Related Products segments. The decrease in other current liabilities was primarily related to significant accruals as of December 31, 2020, associated with the Company’s performance in 2020, that were paid in the current year period, including accrued compensation and income taxes. The increase in prepaid expenses and other current assets was primarily related to prepaid taxes and insurance. The decrease in accounts receivable was primarily driven by the timing of customer payments received within our Uniforms and Related Products segment.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$18,161	$51,067
Investing activities	(20,481)	(5,711)
Financing activities	3,656	(48,231)
Effect of exchange rates on cash	(100)	(512)
Net increase (decrease) in cash and cash equivalents	$1,236	$(3,387)

Operating Activities. The decrease in net cash provided by operating activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to payments made in the current year period related to significant accruals as of December 31, 2020 associated with the Company’s performance in 2020, including accrued compensation and income taxes, advanced customer payments received on personal protective equipment contracts in the prior year period and a $4.2 million contingent consideration payment representing the excess of the total contingent consideration payment made in the current year period over the fair value of the liability estimated at the time of acquisition. Working capital cash changes during the nine months ended September 30, 2021 included an increase of $13.7 million in inventories, a decrease of $12.3 million in accounts payable and other current liabilities and a decrease of $7.5 million in accounts receivable. Working capital cash changes during the nine months ended September 30, 2020 included an increase of $29.2 million in accounts payable and other current liabilities and an increase of $12.2 million in accounts receivable.

Investing Activities. The increase in net cash used in investing activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to an increase in capital expenditures of $8.7 million primarily related to the expansion of our distribution facility in Eudora, Arkansas, and $6.0 million of cash paid for the acquisition of Gifts by Design in 2021. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.

Financing Activities. The increase in net cash provided by financing activities during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily attributable to net borrowings of $8.4 million in debt during the current year period compared to net repayments in debt of $42.6 million in the prior year period.

Credit Facilities (See Note 3 to the Financial Statements)

As of September 30, 2021, the Company had approximately $96.8 million in outstanding borrowings under its credit facilities with Truist Bank, consisting of $37.8 million outstanding under the revolving credit facility, $16.5 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $42.6 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.93% at September 30, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.76% for the 2017 Term Loan at September 30, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. At September 30, 2021, the Company had undrawn capacity of $87.2 million under the revolving credit facility, subject to the Company's compliance with the financial covenants described below.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2021 - $1.5 million; 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2021 - $2.3 million; 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of September 30, 2021, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the nine months ended September 30, 2021 and 2020, the Company paid cash dividends of $5.3 million and $4.6 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit, but can provide no assurances to this effect.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At September 30, 2021, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and the expected future cash needs.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements. In particular, the Company does not have any interest in variable interest entities, which include special purpose entities and structured finance entities.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2021 would have resulted in approximately $0.9 million in additional pre-tax interest expense for the nine months ended September 30, 2021. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are not denominated in U.S. dollar. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of September 30, 2021, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the nine months ended September 30, 2021 and 2020, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the nine months ended September 30, 2021 and 2020 included a foreign currency translation adjustment loss of $0.2 million and $1.5 million, respectively, primarily related to exchange rate movements of the Brazilian real.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An interruption in any of our supply sources or facilities could temporarily adversely affect our results of operations until alternate sources or facilities can be secured. The Uniforms and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. For example, political and civil unrest in Haiti may worsen, which could cause manufacturing disruptions in our Haiti facilities and those of our suppliers. The materialization of any of these risks could result in additional expense to us or limit our supply of necessary goods and raw materials, which effects may be material.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2021, that were not previously reported in a current report on Form 8-K.

The table below sets forth the information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	-	$-	-
August 1, 2021 to August 31, 2021	-	-	-
September 1, 2021 to September 30, 2021	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
3.1*	Amended and Restated Articles of Incorporation of Superior Group of Companies, Inc., as amended on May 3, 2018.
10.1++,#	Employment Agreement, effective July 1, 2021, between Superior Group of Companies, Inc. and Philip Koosed.
10.2++,#	Employment Agreement, effective July 1, 2021, between The Office Gurus, LLC and Dominic Leide.
10.3++,#	Change in Control Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert.
10.4++,#	Retention Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert.
10.5++,#	Amended and Restated Performance Share Award, dated July 1, 2021, granted to Dominic Leide.
10.6++, #	Performance Share Award, dated July 1, 2021, granted to Philip Koosed.
10.7++	Restricted Stock Award, dated July 1, 2021, granted to Philip Koosed.
10.8++	Restricted Stock Award, dated July 8, 2021, granted to Jordan Alpert.
10.9*,++,#	Performance Share Award, dated July 1, 2021, granted to Jake Himelstein.
10.10*,++	Restricted Stock Award, dated July 1, 2021, granted to Jake Himelstein.
10.11*,++,#	Employment Agreement, effective July 1, 2021, between BAMKO, LLC and Jake Himelstein.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished, not filed.

+ Submitted electronically with this Quarterly Report.

++ Management contracts and compensatory plans and agreements.

# Portions omitted in accordance with Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2021	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2021
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)