Form 10-Q/A
period 2021-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2022-03-23
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A Amendment No. 1
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

EXPLANATORY NOTE

Superior Group of Companies, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Amendment” or “Form 10-Q/A”) to amend and restate certain financial information and related footnote and MD&A disclosures in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on July 28, 2021 (the “Existing Quarterly Report” or “original Form 10-Q”). This Amendment also amends the disclosure regarding disclosure controls and procedures and internal control over financial reporting in Item 4 of Part I of the Existing Quarterly Report, amends the disclosure regarding Risk Factors in Item 1A of Part II of the Existing Quarterly Report, and includes as exhibits new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Item 6 of Part II of the Existing Quarterly Report is amended to reflect the filing of these new certifications.

Background of Restatement

On March 21, 2022, the management and the Audit Committee of the Board of Directors of the Company concluded that, due to a failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021, the Company's previously issued unaudited interim condensed consolidated financial statements (collectively “financial statements,” and individually “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows”) as of and for the three and six months ended June 30, 2021 included in the Existing Quarterly Report should be restated in this Form 10-Q/A. This restatement results in non-cash, non-operating financial statement corrections.

Specifically, management and the Audit Committee concluded that deferred tax liabilities on the Company’s balance sheet related to previous contributions to the pension plans in excess of book expense recognized should have been reversed when the Company recognized the $6.9 million pension termination charge in the second quarter 2021. The impact of this reversal on the Company’s:

•     statements of comprehensive income for the three and six months ended June 30, 2021 is an additional tax benefit of approximately $1.8 million, and

•     balance sheet as of June 30, 2021 is an increase in deferred tax assets of approximately $0.4 million and a decrease in deferred tax liabilities of approximately $1.4 million.

With corresponding impacts on the statement of cash flows and statements of shareholders’ equity. Each of these adjustments is a non-cash item.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Existing Quarterly Report should no longer be relied upon. On March 23, 2022, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Existing Quarterly Report.

This Amendment amends and restates Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II of the Existing Quarterly Report, and no other information included in the Existing Quarterly Report is amended hereby. The explanatory caption, if any, at the beginning of each item of this Amendment sets forth the nature of any revisions to that item.

All referenced amounts in this Amendment for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Except as described above, no other information included in the Existing Quarterly Report is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Existing Quarterly Report.

This Amendment continues to describe the conditions as of the date of the Existing Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Existing Quarterly Report. Accordingly, this Amendment should be read in conjunction with the Existing Quarterly Report and with our filings with the SEC subsequent to the Existing Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes as of June 30, 2021, and that the Company’s disclosure controls and procedures were not effective as of such date.

Remediation Efforts with Respect to the Material Weakness

The Company’s management, under the oversight of the Audit Committee, is in the process of developing a plan to remediate the material weakness which is expected to include the following measures:

•    implement a tax reporting software solution to streamline our income tax process and enhance our state and federal income tax reporting capabilities;

•    hire additional qualified personnel to bolster the Company's in-house tax capabilities and capacity; and

•    evaluate and, if necessary, enhance the level of precision in the management review controls related to income taxes.

The material weakness will not be considered remediated until management completes the remediation plan above, the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
The restated condensed consolidated financial statements, including the notes to the restated condensed consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,
	2021	2020
	(Restated)
Net sales	$130,787	$159,359

Costs and expenses:
Cost of goods sold	83,629	103,421
Selling and administrative expenses	33,906	36,298
Other periodic pension costs	440	333
Pension plan termination charge	6,945	-
Interest expense	330	433
	125,250	140,485
Income before taxes on income	5,537	18,874
Income tax expense (benefit)	(840)	3,700
Net income	$6,377	$15,174

Net income per share:
Basic	$0.41	$1.01
Diluted	$0.40	$1.00

Weighted average shares outstanding during the period:
Basic	15,433,412	15,016,062
Diluted	16,087,736	15,171,086

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$391	$237
Recognition of settlement loss included in net periodic pension costs	-	147
Recognition of net losses included in pension plan termination charges	5,230	-
Loss on cash flow hedging activities	(6)	(6)
Foreign currency translation adjustment	1,033	(162)
Other comprehensive income	6,648	216
Comprehensive income	$13,025	$15,390

Cash dividends per common share	$0.12	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except shares and per share data)

	Six Months Ended June 30,
	2021	2020
	(Restated)
Net sales	$271,634	$253,604

Costs and expenses:
Cost of goods sold	175,433	164,215
Selling and administrative expenses	69,017	63,787
Other periodic pension costs	869	618
Pension plan termination charge	6,945	-
Interest expense	605	1,493
	252,869	230,113
Income before taxes on income	18,765	23,491
Income tax expense	1,910	4,950
Net income	$16,855	$18,541

Net income per share:
Basic	$1.10	$1.23
Diluted	$1.05	$1.22

Weighted average shares outstanding during the period
Basic	15,327,374	15,020,457
Diluted	16,039,605	15,185,992

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$1,105	$480
Recognition of settlement loss included in net periodic pension costs	-	252
Recognition of net losses included in pension plan termination charges	5,230	-
Loss on cash flow hedging activities	(11)	(11)
Foreign currency translation adjustment	386	(1,401)
Other comprehensive income (loss)	6,710	(680)
Comprehensive income	$23,565	$17,861

Cash dividends per common share	$0.22	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	June 30,	December 31,
	2021	2020
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,530	$5,172
Accounts receivable, less allowance for doubtful accounts of $5,466 and $7,667, respectively	101,591	101,902
Accounts receivable - other	2,999	1,356
Inventories	98,572	89,766
Contract assets	41,151	39,231
Prepaid expenses and other current assets	13,805	11,030
Total current assets	265,648	248,457
Property, plant and equipment, net	45,070	36,644
Operating lease right-of-use assets	5,872	3,826
Deferred tax asset	447	-
Intangible assets, net	60,476	58,746
Goodwill	38,618	36,116
Other assets	13,062	10,135
Total assets	$429,193	$393,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,039	$39,327
Other current liabilities	33,790	44,670
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	3,362	5,589
Total current liabilities	90,477	104,872
Long-term debt	98,205	72,372
Long-term pension liability	14,443	14,574
Long-term acquisition-related contingent liabilities	-	1,892
Long-term operating lease liabilities	1,952	1,599
Deferred tax liability	-	450
Other long-term liabilities	8,801	6,535
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,824,530 and 15,391,660 shares, respectively.	16	15
Additional paid-in capital	65,578	61,844
Retained earnings	155,212	141,972
Accumulated other comprehensive income (loss), net of tax:
Pensions	(4,563)	(10,898)
Cash flow hedges	58	69
Foreign currency translation adjustment	(986)	(1,372)
Total shareholders’ equity	215,315	191,630
Total liabilities and shareholders’ equity	$429,193	$393,924

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2021 AND 2020
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2020	15,222,161	$15	$57,669	$109,086	$(8,380)	$158,390
Common shares issued upon exercise of options, net	9,620		50	(17)		33
Share-based compensation expense			662			662
Comprehensive income (loss):
Net earnings				15,174		15,174
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $121					384	384
Change in currency translation adjustment, net of taxes of $52					(162)	(162)
Balance, June 30, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475

(Restated)
Balance, April 1, 2021	15,582,835	$15	$62,773	$150,734	$(12,139)	$201,383
Common shares issued upon exercise of options and SARs, net	219,412	1	2,001	(10)		1,992
Performance based shares issued	3,148					-
Restricted shares issued	19,135					-
Share-based compensation expense			837			837
Tax withheld on exercise of performance based shares			(33)			(33)
Cash dividends declared ($0.12 per share)				(1,889)		(1,889)
Comprehensive income (loss):
Net earnings				6,377		6,377
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $2,755					5,621	5,621
Change in currency translation adjustment, net of taxes of $0					1,033	1,033
Balance, June 30, 2021	15,824,530	$16	$65,578	$155,212	$(5,491)	$215,315

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED June 30, 2021 AND 2020

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	9,620		50	(17)		33
Restricted shares issued	38,015					-
Share-based compensation expense			1,061			1,061
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Cash dividends declared ($0.10 per share)				(1,521)		(1,521)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				18,541		18,541
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $230					732	732
Change in currency translation adjustment, net of taxes of $449					(1,401)	(1,401)
Balance, June 30, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475

(Restated)
Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	230,158	1	2,299	(178)		2,122
Performance based shares issued	42,823					-
Restricted shares issued	159,889					-
Share-based compensation expense			1,669			1,669
Tax withheld on exercise of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.22 per share)				(3,437)		(3,437)
Comprehensive income (loss):						-
Net earnings				16,855		16,855
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $2,641					6,335	6,335
Change in currency translation adjustment, net of taxes of $0					386	386
Balance, June 30, 2021	15,824,530	$16	$65,578	$155,212	$(5,491)	$215,315

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,855	$18,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,373	3,959
Provision for bad debts - accounts receivable	1,244	4,517
Share-based compensation expense	1,669	1,061
Deferred income tax benefit	(2,926)	(2,417)
Change in fair value of acquisition-related contingent liabilities	1,741	1,165
Pension plan termination charge	6,945	-
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	(896)	(12,261)
Accounts receivable - other	(1,392)	264
Contract assets	(1,868)	3,404
Inventories	(8,738)	492
Prepaid expenses and other current assets	(2,565)	(1,479)
Other assets	(1,401)	390
Accounts payable and other current liabilities	(14,535)	21,023
Payment of acquisition-related contingent liabilities	(4,220)	-
Long-term pension liability	384	639
Other long-term liabilities	2,320	464
Net cash provided by (used in) operating activities	(3,010)	39,762

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,326)	(4,893)
Acquisition of business	(6,026)	-
Net cash used in investing activities	(17,352)	(4,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	127,574	77,525
Repayment of debt	(101,801)	(111,838)
Payment of cash dividends	(3,437)	(1,521)
Payment of acquisition-related contingent liability	(1,641)	(1,966)
Proceeds received on exercise of stock options	2,122	33
Tax withholdings on exercise of performance based stock	(405)	-
Tax (provision) benefit from vesting of acquisition-related restricted stock	171	(13)
Common stock reacquired and retired	-	(500)
Net cash provided by (used in) financing activities	22,583	(38,280)

Effect of currency exchange rates on cash	137	(525)
Net increase (decrease) in cash and cash equivalents	2,358	(3,936)
Cash and cash equivalents balance, beginning of period	5,172	9,038
Cash and cash equivalents balance, end of period	$7,530	$5,102

See accompanying Notes to the Condensed Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Throughout these notes to the restated condensed consolidated financial statements, all referenced amounts for the three and six month periods ended June 30, 2021 reflect the balances and amounts on a restated basis.

NOTE 1 – Description of Business and Basis of Presentation (Restated):

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Form 10-Q, the Company identified an error in its accounting for income taxes associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021. Specifically, management and the Audit Committee concluded that deferred tax liabilities on the Company’s balance sheet related to previous contributions to the pension plans in excess of book expense recognized should have been reversed when the Company recognized the $6.9 million pension termination charge in the second quarter 2021. The impact of this reversal on the Company’s:

•     statements of comprehensive income for the three and six months ended June 30, 2021 is an additional tax benefit of approximately $1.8 million, and

•     balance sheet as of June 30, 2021 is an increase in deferred tax assets of approximately $0.4 million and a decrease in deferred tax liabilities of approximately $1.4 million.

With corresponding impacts on the statement of cash flows and statements of shareholders’ equity. Each of these adjustments is a non-cash item.

The following tables summarize the effects of the restatement on the statements of comprehensive income for the three and six months ended June 30, 2021, balance sheet as of June 30, 2021, statement of cash flows for the six months ended June 30, 2021 and statements of shareholders’ equity for the three and six months ended June 30, 2021 (in thousands, except per share data):

	Three Months Ended June 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Income tax expense (benefit)	$960	$(1,800)	$(840)
Net income	4,577	1,800	6,377
Comprehensive income	11,225	1,800	13,025
Net income per basic share	0.30	0.11	0.41
Net income per diluted share	0.28	0.12	0.40

	Six Months Ended June 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Income tax expense	$3,710	$(1,800)	$1,910
Net income	15,055	1,800	16,855
Comprehensive income	21,765	1,800	23,565
Net income per basic share	0.98	0.12	1.10
Net income per diluted share	0.94	0.11	1.05

	As of June 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Deferred tax asset	$-	$447	$447
Total assets	428,746	447	429,193
Deferred tax liability	1,353	(1,353)	-
Retained earnings	153,412	1,800	155,212
Total shareholders’ equity	213,515	1,800	215,315
Total liabilities and shareholders’ equity	428,746	447	429,193

	Six Months Ended June 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,055	$1,800	$16,855
Deferred income tax benefit	(1,126)	(1,800)	(2,926)

	Three Months Ended June 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Net earnings:
Retained earnings	$4,577	$1,800	$6,377
Total shareholders’ equity	4,577	1,800	6,377
Balance, June 30, 2021:
Retained earnings	153,412	1,800	155,212
Total shareholders’ equity	213,515	1,800	215,315

	Six Months Ended June 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Net earnings:
Retained earnings	$15,055	$1,800	$16,855
Total shareholders’ equity	15,055	1,800	16,855
Balance, June 30, 2021:
Retained earnings	153,412	1,800	155,212
Total shareholders’ equity	213,515	1,800	215,315

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

NOTE 8 – Income Taxes (Restated):

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

For the three months ended June 30, 2021, the Company recorded a benefit for income taxes of $0.8 million, which represents an effective tax rate of (15.2%). For the three months ended June 30, 2020, the Company recorded a provision for income taxes of $3.7 million, which represents an effective tax rate of 19.6%. For the six months ended June 30, 2021, the Company recorded a provision for income taxes of $1.9 million, which represents an effective tax rate of 10.2%. For the six months ended June 30, 2020, the Company recorded a provision for income taxes of $5.0 million, which represents an effective tax rate of 21.1%. Income tax expense for the three and six months ended June 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans.

NOTE 9 – Net Income Per Share (Restated):

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income used in the computation of basic and diluted net income per share (in thousands)	$6,377	$15,174	$16,855	$18,541

Weighted average shares outstanding - basic	15,433,412	15,016,062	15,327,374	15,020,457
Dilutive common stock equivalents	654,324	155,024	712,231	165,535
Weighted average shares outstanding - diluted	16,087,736	15,171,086	16,039,605	15,185,992
Net income per share:
Basic	$0.41	$1.01	$1.10	$1.23
Diluted	$0.40	$1.00	$1.05	$1.22

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

NOTE 10 – Operating Segment Information (Restated):

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended June 30, 2021:
Net sales	$68,193	$15,653	$48,678	$(1,737)	$130,787
Cost of goods sold	45,297	6,369	32,723	(760)	83,629
Gross margin	22,896	9,284	15,955	(977)	47,158
Selling and administrative expenses	18,420	5,562	10,901	(977)	33,906
Other periodic pension cost	440	-	-	-	440
Pension plan termination charge	6,945	-	-	-	6,945
Interest expense	292	-	38	-	330
Income (loss) before taxes on income	$(3,201)	$3,722	$5,016	$-	$5,537

Depreciation and amortization	$1,453	$322	$381	$-	$2,156
Capital expenditures	$3,735	$709	$146	$-	$4,590
Total assets	$291,221	$26,346	$111,626	$-	$429,193

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended June 30, 2020:
Net sales	$75,842	$9,351	$75,456	$(1,290)	$159,359
Cost of goods sold	47,937	4,239	51,725	(480)	103,421
Gross margin	27,905	5,112	23,731	(810)	55,938
Selling and administrative expenses	20,014	3,517	13,577	(810)	36,298
Other periodic pension cost	333	-	-	-	333
Interest expense	338	-	95	-	433
Income before taxes on income	$7,220	$1,595	$10,059	$-	$18,874

Depreciation and amortization	$1,551	$197	$342	$-	$2,090
Capital expenditures	$2,600	$180	$40	$-	$2,820
Total assets	$252,503	$21,030	$84,637	$-	$358,170

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2021:
Net sales	$138,761	$28,683	$107,552	$(3,362)	$271,634
Cost of goods sold	92,022	11,678	73,181	(1,448)	175,433
Gross margin	46,739	17,005	34,371	(1,914)	96,201
Selling and administrative expenses	38,802	10,284	21,845	(1,914)	69,017
Other periodic pension cost	869	-	-	-	869
Pension plan termination charge	6,945	-	-	-	6,945
Interest expense	553	-	52	-	605
Income (loss) before taxes on income	$(430)	$6,721	$12,474	$-	$18,765

Depreciation and amortization	$2,886	$616	$871	$-	$4,373
Capital expenditures	$9,911	$1,116	$299	$-	$11,326
Total assets	$291,221	$26,346	$111,626	$-	$429,193

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Six Months Ended June 30, 2020:
Net sales	$135,944	$18,551	$101,634	$(2,525)	$253,604
Cost of goods sold	86,609	8,227	70,324	(945)	164,215
Gross margin	49,335	10,324	31,310	(1,580)	89,389
Selling and administrative expenses	38,239	6,913	20,215	(1,580)	63,787
Other periodic pension cost	618	-	-	-	618
Interest expense	1,210	-	283	-	1,493
Income before taxes on income	$9,268	$3,411	$10,812	$-	$23,491

Depreciation and amortization	$2,861	$414	$684	$-	$3,959
Capital expenditures	$4,452	$346	$95	$-	$4,893
Total assets	$252,503	$21,030	$84,637	$-	$358,170

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting and/or the restatement of its financial statements for the period ended June 30, 2021; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Income Taxes

The effective income tax rate was (15.2%) and 19.6% for the three months ended June 30, 2021 and 2020, respectively. Income tax expense for the three months ended June 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

Income Taxes

The effective income tax rate was 10.2% and 21.1% for the six months ended June 30, 2021 and 2020, respectively. Income tax expense for the six months ended June 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

Cash and cash equivalents increased by $2.3 million to $7.5 million as of June 30, 2021 from $5.2 million on December 31, 2020. Working capital increased to $175.2 million at June 30, 2021 from $143.6 million at December 31, 2020. The increase in working capital was primarily due to a decrease in other current liabilities, an increase in inventories, an increase in prepaid expenses and other current assets and a decrease in current portion of acquisition-related contingent liabilities. The decrease in other current liabilities was primarily related to significant accruals as of December 31, 2020, associated with the Company’s performance in 2020, that were paid in the current year period, including accrued compensation and income taxes. The increase in inventories was primarily related to the timing of inventory purchases within our Promotional Products and Uniforms and Related Products segments. The increase in prepaid expenses and other current assets was primarily related to prepaid taxes. The decrease in current portion of acquisition-related contingent liabilities was primarily driven by payments made in the current year period.

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

ITEM 4.          Controls and Procedures

Information pertaining to controls and procedures in this Item 4 has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q.

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). This evaluation initially resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of the Evaluation Date.

In connection with the restatement, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the Evaluation Date. The Company’s management has concluded that in light of the Company’s failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes as of the Evaluation Date, and the Company’s disclosure controls and procedures were not effective as of such date.

Notwithstanding the identified material weakness, management, including the Company’s principal executive officer and principal financial officer, have determined, based on the procedures they have performed, that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at the Evaluation Date, and for the periods presented, in accordance with U.S. GAAP.

Remediation Efforts with Respect to the Material Weakness

The Company’s management, under the oversight of the Audit Committee, is in the process of developing a plan to remediate the material weakness which is expected to include the following measures:

•	implement a tax reporting software solution to streamline our income tax process and enhance our state and federal income tax reporting capabilities;

•	hire additional qualified personnel to bolster the Company's in-house tax capabilities and capacity; and

•	evaluate and, if necessary, enhance the level of precision in the management review controls related to income taxes.

The material weakness will not be considered remediated until management completes the remediation plan above, the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate the material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

Information pertaining to our risk factors has been updated in connection with the restated condensed consolidated financial statements (collectively “financial statements”) included herein.

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

In connection with the recent restatement of our financial statements, our management has concluded that certain of our disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in our internal control over financial reporting for income taxes. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

Management and the Audit Committee of the Board of Directors concluded that it was appropriate to restate the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 28, 2021, due to a failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021.

As part of that process, management identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Although we intend to implement a plan to remediate this material weakness, we cannot be certain of the success of the plan. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

The Chief Executive Officer and Chief Financial Officer certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002 have been updated to reflect the date of filing of this Form 10-Q/A.

Exhibit No.	Description
10.1*++^	Employment Agreement between the Company and Philip Koosed.
10.2*++^	Employment Agreement between The Office Gurus, LLC and Dominic Leide.
10.3*++^	Change in Control Agreement between the Company and Jordan Alpert.
10.4*++^	Retention Bonus Agreement between the Company and Jordan Alpert.
10.5*++^	Amended and Restated Performance Share Agreement between the Company and Dominic Leide.
10.6*++^	Performance Share Agreement between the Company and Philip Koosed.
10.7*++	Restricted Stock Agreement between the Company and Philip Koosed.
10.8*++	Restricted Stock Agreement between the Company and Jordan Alpert.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished, not filed.

***The certifications have been updated and no other changes were made.

+ Submitted electronically with this Quarterly Report.

++ Management contracts and compensatory plans and agreements.

^ Portions omitted in accordance with Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2022	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: March 23, 2022
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer, Chief Financial Officer and Treasurer (Principal Financial Officer)