Form 10-Q/A
period 2021-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2022-03-23
CIK 95574

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

EXPLANATORY NOTE

Superior Group of Companies, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Amendment” or “Form 10-Q/A”) to amend and restate certain financial information and related footnote and MD&A disclosures in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2021 (the “Existing Quarterly Report” or “original Form 10-Q”). This Amendment also amends the disclosure regarding disclosure controls and procedures and internal control over financial reporting in Item 4 of Part I of the Existing Quarterly Report, amends the disclosure regarding Risk Factors in Item 1A of Part II of the Existing Quarterly Report, and includes as exhibits new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Item 6 of Part II of the Existing Quarterly Report is amended to reflect the filing of these new certifications.

Background of Restatement

On March 21, 2022, the management and the Audit Committee of the Board of Directors of the Company concluded that, due to a failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021, the Company's previously issued unaudited interim condensed consolidated financial statements (collectively “financial statements,” and individually “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows”) as of and for the three and nine months ended September 30, 2021 included in the Existing Quarterly Report should be restated in this Form 10-Q/A. This restatement results in non-cash, non-operating financial statement corrections.

Specifically, management and the Audit Committee concluded that deferred tax liabilities on the Company’s balance sheet related to previous contributions to the pension plans in excess of book expense recognized should have been reversed when the Company recognized the $6.9 million pension termination charge in the second quarter 2021. The impact of this reversal on the Company’s:

•     statement of comprehensive income for the nine months ended September 30, 2021 is an additional tax benefit of approximately $1.8 million, and

•     balance sheet as of September 30, 2021 is an increase in deferred tax assets of approximately $0.4 million and a decrease in deferred tax liabilities of approximately $1.4 million.

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

Internal Control Considerations

In connection with the restatement, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes as of September 30, 2021, and that the Company’s disclosure controls and procedures were not effective as of such date.

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

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except shares and per share data)

	Nine Months Ended September 30,
	2021	2020
	(Restated)
Net sales	$394,960	$381,341

Costs and expenses:
Cost of goods sold	252,945	244,500
Selling and administrative expenses	104,076	98,704
Other periodic pension costs	1,328	830
Pension plan termination charge	6,945	-
Interest expense	925	1,732
	366,219	345,766
Income before taxes on income	28,741	35,575
Income tax expense	3,690	7,090
Net income	$25,051	$28,485

Net income per share:
Basic	$1.63	$1.89
Diluted	$1.56	$1.85

Weighted average shares outstanding during the period
Basic	15,394,427	15,041,738
Diluted	16,059,686	15,361,035

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$1,383	$712
Recognition of settlement loss included in net periodic pension costs	-	314
Recognition of net losses included in pension plan termination charges	5,230	-
Loss on cash flow hedging activities	(16)	(16)
Foreign currency translation adjustment	(184)	(1,546)
Other comprehensive income (loss)	6,413	(536)
Comprehensive income	$31,464	$27,949

Cash dividends per common share	$0.34	$0.30

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and par value data)

	September 30,	December 31,
	2021	2020
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,408	$5,172
Accounts receivable, less allowance for doubtful accounts of $5,852 and $7,667, respectively	92,500	101,902
Accounts receivable - other	2,338	1,356
Inventories	103,371	89,766
Contract assets	37,575	39,231
Prepaid expenses and other current assets	15,633	11,030
Total current assets	257,825	248,457
Property, plant and equipment, net	46,928	36,644
Operating lease right-of-use assets	6,299	3,826
Deferred tax asset	352	-
Intangible assets, net	59,414	58,746
Goodwill	38,557	36,116
Other assets	13,154	10,135
Total assets	$422,529	$393,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,096	$39,327
Other current liabilities	36,069	44,670
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	3,929	5,589
Total current liabilities	93,380	104,872
Long-term debt	80,882	72,372
Long-term pension liability	14,548	14,574
Long-term acquisition-related contingent liabilities	-	1,892
Long-term operating lease liabilities	2,189	1,599
Deferred tax liability	-	450
Other long-term liabilities	8,795	6,535
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,960,253 and 15,391,660 shares, respectively.	16	15
Additional paid-in capital	66,996	61,844
Retained earnings	161,511	141,972
Accumulated other comprehensive income (loss), net of tax:
Pensions	(4,285)	(10,898)
Cash flow hedges	53	69
Foreign currency translation adjustment	(1,556)	(1,372)
Total shareholders’ equity	222,735	191,630
Total liabilities and shareholders’ equity	$422,529	$393,924

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2021 AND 2020
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2020	15,231,781	$15	$58,381	$124,243	$(8,164)	$174,475
Common shares issued upon exercise of options, net	109,168		1,540	(166)		1,374
Share-based compensation expense			729			729
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(32)			(32)
Cash dividends declared ($0.20 per share)				(3,053)		(3,053)
Comprehensive income (loss):
Net earnings				9,944		9,944
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $92					294	294
Change in currency translation adjustment, net of taxes of $0					(145)	(145)
Balance, September 30, 2020	15,340,949	$15	$60,618	$130,968	$(8,020)	$183,581

(Restated)
Balance, July 1, 2021	15,824,530	$16	$65,578	$155,212	$(5,491)	$215,315
Common shares issued upon exercise of options and SARs, net	31,446		330			330
Restricted shares issued	104,277					-
Share-based compensation expense			1,088			1,088
Cash dividends declared ($0.12 per share)				(1,897)		(1,897)
Comprehensive income (loss):
Net earnings				8,196		8,196
Cash flow hedges, net of taxes of $0					(5)	(5)
Pensions, net of taxes of $96					278	278
Change in currency translation adjustment, net of taxes of $0					(570)	(570)
Balance, September 30, 2021	15,960,253	$16	$66,996	$161,511	$(5,788)	$222,735

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine MONTHS ENDED September 30, 2021 AND 2020

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2020	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	118,788		1,590	(183)		1,407
Restricted shares issued	38,015					-
Share-based compensation expense			1,790			1,790
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Tax withheld on exercise of Stock Appreciation Rights (SARS)			(32)			(32)
Cash dividends declared ($0.30 per share)				(4,574)		(4,574)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				28,485		28,485
Cash flow hedges, net of taxes of $2					(16)	(16)
Pensions, net of taxes of $322					1,026	1,026
Change in currency translation adjustment, net of taxes of $449					(1,546)	(1,546)
Balance, September 30, 2020	15,340,949	$15	$60,618	$130,968	$(8,020)	$183,581

(Restated)
Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	261,604	1	2,629	(178)		2,452
Performance based shares issued	42,823					-
Restricted shares issued	264,166					-
Share-based compensation expense			2,757			2,757
Tax withheld on exercise of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.34 per share)				(5,334)		(5,334)
Comprehensive income (loss):
Net earnings				25,051		25,051
Cash flow hedges, net of taxes of $2					(16)	(16)
Pensions, net of taxes of $2,737					6,613	6,613
Change in currency translation adjustment, net of taxes of $0					(184)	(184)
Balance, September 30, 2021	15,960,253	$16	$66,996	$161,511	$(5,788)	$222,735

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,051	$28,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,719	5,972
Provision for bad debts - accounts receivable	1,715	6,099
Share-based compensation expense	2,757	1,790
Deferred income tax benefit	(2,927)	(3,654)
Change in fair value of acquisition-related contingent liabilities	2,310	2,759
Pension plan termination charge	6,945	-
Changes in assets and liabilities, net of acquisition of business:
Accounts receivable	7,544	(12,225)
Accounts receivable - other	(732)	(1,121)
Contract assets	1,656	3,049
Inventories	(13,667)	(7,306)
Prepaid expenses and other current assets	(4,445)	(3,592)
Other assets	(1,462)	1
Accounts payable and other current liabilities	(12,287)	29,167
Payment of acquisition-related contingent liabilities	(4,220)	-
Long-term pension liability	860	864
Other long-term liabilities	2,344	779
Net cash provided by operating activities	18,161	51,067

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,455)	(5,711)
Acquisition of business	(6,026)	-
Net cash used in investing activities	(20,481)	(5,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	173,436	137,559
Repayment of debt	(165,023)	(180,112)
Payment of cash dividends	(5,334)	(4,574)
Payment of acquisition-related contingent liability	(1,641)	(1,966)
Proceeds received on exercise of stock options	2,452	1,407
Tax withholdings on exercise of performance based stock	(405)	(32)
Tax (provision) benefit from vesting of acquisition-related restricted stock	171	(13)
Common stock reacquired and retired	-	(500)
Net cash provided by (used in) financing activities	3,656	(48,231)

Effect of currency exchange rates on cash	(100)	(512)
Net increase (decrease) in cash and cash equivalents	1,236	(3,387)
Cash and cash equivalents balance, beginning of period	5,172	9,038
Cash and cash equivalents balance, end of period	$6,408	$5,651

See accompanying Notes to the Condensed Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements (Unaudited)

Throughout these notes to the restated condensed consolidated financial statements, all referenced amounts for the quarterly period ended September 30, 2021 reflect the balances and amounts on a restated basis.

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of its Form 10-Q, the Company identified an error in its accounting for income taxes associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021. Specifically, management and the Audit Committee concluded that deferred tax liabilities on the Company’s balance sheet related to previous contributions to the pension plans in excess of book expense recognized should have been reversed when the Company recognized the $6.9 million pension termination charge in the second quarter 2021. The impact of this reversal on the Company’s:

•     statement of comprehensive income for the nine months ended September 30, 2021 is an additional tax benefit of approximately $1.8 million, and

•     balance sheet as of September 30, 2021 is an increase in deferred tax assets of approximately $0.4 million and a decrease in deferred tax liabilities of approximately $1.4 million.

With corresponding impacts on the statement of cash flows and statements of shareholders’ equity. Each of these adjustments is a non-cash item.

The following tables summarize the effects of the restatement on the statement of comprehensive income for the nine months ended September 30, 2021, balance sheet as of September 30, 2021, statement of cash flows for the nine months ended September 30, 2021 and statements of shareholders’ equity for the three and nine months ended September 30, 2021 (in thousands, except per share data):

	Nine Months Ended September 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Income tax expense	$5,490	$(1,800)	$3,690
Net income	23,251	1,800	25,051
Comprehensive income	29,664	1,800	31,464
Net income per basic share	1.51	0.12	1.63
Net income per diluted share	1.45	0.11	1.56

	As of September 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Deferred tax asset	$-	$352	$352
Total assets	422,177	352	422,529
Deferred tax liability	1,448	(1,448)	-
Retained earnings	159,711	1,800	161,511
Total shareholders’ equity	220,935	1,800	222,735
Total liabilities and shareholders’ equity	422,177	352	422,529

	Nine Months Ended September 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,251	$1,800	$25,051
Deferred income tax benefit	(1,127)	(1,800)	(2,927)

	Three Months Ended September 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Balance, July 1, 2021:
Retained earnings	$153,412	$1,800	$155,212
Total shareholders’ equity	213,515	1,800	215,315
Balance, September 30, 2021:
Retained earnings	159,711	1,800	161,511
Total shareholders’ equity	220,935	1,800	222,735

	Nine Months Ended September 30, 2021
	As Previously Reported	Restated Adjustment	As Restated
Net earnings:
Retained earnings	$23,251	$1,800	$25,051
Total shareholders’ equity	23,251	1,800	25,051
Balance, September 30, 2021:
Retained earnings	159,711	1,800	161,511
Total shareholders’ equity	220,935	1,800	222,735

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

For the three months ended September 30, 2021, the Company recorded a provision for income taxes of $1.8 million, which represents an effective tax rate of 17.8%. For the three months ended September 30, 2020, the Company recorded a provision for income taxes of $2.1 million, which represents an effective tax rate of 17.7%. For the nine months ended September 30, 2021, the Company recorded a provision for income taxes of $3.7 million, which represents an effective tax rate of 12.8%. For the nine months ended September 30, 2020, the Company recorded a provision for income taxes of $7.1 million, which represents an effective tax rate of 19.9%. Income tax expense for the nine months ended September 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans.

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

The following table presents a reconciliation of basic and diluted net income per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income used in the computation of basic and diluted net income per share (in thousands)	$8,196	$9,944	$25,051	$28,485

Weighted average shares outstanding - basic	15,528,534	15,084,300	15,394,427	15,041,738
Dilutive common stock equivalents	571,316	626,822	665,259	319,297
Weighted average shares outstanding - diluted	16,099,850	15,711,122	16,059,686	15,361,035
Net income per share:
Basic	$0.53	$0.66	$1.63	$1.89
Diluted	$0.51	$0.63	$1.56	$1.85

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2021:
Net sales	$61,890	$18,040	$45,243	$(1,847)	$123,326
Cost of goods sold	39,708	7,555	31,092	(843)	77,512
Gross margin	22,182	10,485	14,151	(1,004)	45,814
Selling and administrative expenses	19,244	6,576	10,243	(1,004)	35,059
Other periodic pension cost	459	-	-	-	459
Interest expense	309	-	11	-	320
Income before taxes on income	$2,170	$3,909	$3,897	$-	$9,976

Depreciation and amortization	$1,487	$398	$461	$-	$2,346
Capital expenditures	$1,214	$1,733	$182	$-	$3,129
Total assets	$289,380	$28,062	$105,087	$-	$422,529

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended September 30, 2020:
Net sales	$73,234	$11,636	$44,176	$(1,309)	$127,737
Cost of goods sold	48,715	4,653	27,424	(507)	80,285
Gross margin	24,519	6,983	16,752	(802)	47,452
Selling and administrative expenses	21,987	3,927	9,805	(802)	34,917
Other periodic pension cost	212	-	-	-	212
Interest expense	210	-	29	-	239
Income before taxes on income	$2,110	$3,056	$6,918	$-	$12,084

Depreciation and amortization	$1,430	$243	$340	$-	$2,013
Capital expenditures	$319	$404	$95	$-	$818
Total assets	$269,776	$22,719	$74,743	$-	$367,238

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2021:
Net sales	$200,651	$46,723	$152,795	$(5,209)	$394,960
Cost of goods sold	131,730	19,233	104,273	(2,291)	252,945
Gross margin	68,921	27,490	48,522	(2,918)	142,015
Selling and administrative expenses	58,046	16,860	32,088	(2,918)	104,076
Other periodic pension cost	1,328	-	-	-	1,328
Pension plan termination charge	6,945	-	-	-	6,945
Interest expense	862	-	63	-	925
Income before taxes on income	$1,740	$10,630	$16,371	$-	$28,741

Depreciation and amortization	$4,373	$1,014	$1,332	$-	$6,719
Capital expenditures	$11,125	$2,849	$481	$-	$14,455
Total assets	$289,380	$28,062	$105,087	$-	$422,529

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Nine Months Ended September 30, 2020:
Net sales	$209,178	$30,187	$145,810	$(3,834)	$381,341
Cost of goods sold	135,324	12,880	97,748	(1,452)	244,500
Gross margin	73,854	17,307	48,062	(2,382)	136,841
Selling and administrative expenses	60,226	10,840	30,020	(2,382)	98,704
Other periodic pension cost	830	-	-	-	830
Interest expense	1,420	-	312	-	1,732
Income before taxes on income	$11,378	$6,467	$17,730	$-	$35,575

Depreciation and amortization	$4,291	$657	$1,024	$-	$5,972
Capital expenditures	$4,771	$750	$190	$-	$5,711
Total assets	$269,776	$22,719	$74,743	$-	$367,238

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

The amounts in the table above are reflective of measurement period adjustments made during the nine months ended September 30, 2021 to previously provisional estimates, which included an increase of $2.3 million to goodwill and a decrease of $2.3 million to identifiable intangible assets. The measurement period adjustments did not have a significant impact on the Company’s statements of operations or cash flows.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotels, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, successfully integrate any acquired businesses, successfully manage our expanding operations, or discover liabilities associated with such businesses during the diligence process; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting and/or the restatement of its financial statements for the periods ended June 30 and September 30, 2021; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Income Taxes

The effective income tax rate was 12.8% and 19.9% for the nine months ended September 30, 2021 and 2020, respectively. Income tax expense for the nine months ended September 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

In connection with the restatement, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021 and as of the Evaluation Date. The Company’s management has concluded that in light of the Company’s failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021, a material weakness existed in the Company’s internal control over financial reporting related to accounting for income taxes as of June 30, 2021 and as of the Evaluation Date, and the Company’s disclosure controls and procedures were not effective as of such date.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate the material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

Information pertaining to our risk factors has been updated in connection with the restated condensed consolidated financial statements (collectively "financial statements") included herein.

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

In connection with the recent restatement of our financial statements, our management has concluded that certain of our disclosure controls and procedures were not effective as of June 30, 2021 and September 30, 2021 due to a material weakness in our internal control over financial reporting for income taxes. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

Management and the Audit Committee of the Board of Directors concluded that it was appropriate to restate the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on July 28, 2021, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 3, 2021, due to a failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021.

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