Form 10-K
period 2021-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2022-03-23
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

At June 30, 2021, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price of $23.91 as reported by the NASDAQ Stock Market, was approximately $263.6 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of March 16, 2022 was 16,104,534 shares.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021, relating to its 2022 Annual Meeting of Shareholders, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotel, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting and/or the restatement of its financial statements for the periods ended June 30 and September 30, 2021; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

On December 2, 2021, the Company, principally through BAMKO, acquired substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) of Tempe, Arizona. Sutter’s Mill is a vertically integrated manufacturer of high quality, decorated promotional products. Sutter’s Mill has the capability to print on demand and create customized promotional programs and products for customers of any size. The purchase price of the acquisition consisted of the following: (a) approximately $10.4 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three-year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Superior’s Uniforms and Related Products segment, through its primary signature marketing brands Fashion Seal Healthcare®, HPI®, and WonderWink®, manufactures and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories that are worn by employees in the hospital and healthcare fields; retail stores; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets. Superior services its Remote Staffing Solutions segment through multiple The Office Gurus® entities, including its subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic, and the United States (collectively, “TOG”). TOG is primarily a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions. The Promotional Products segment, through the BAMKO®, Public Identity®, Tangerine®, Gifts by Design and Sutter’s Mill brands, services customers that purchase primarily promotional and related products.

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

•   Fast food and other restaurants;

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

•   Covid testing kits;

•   Sanitizers;

•   Gloves; and

•   Barrier fabric lab wear.

Promotional and related products to support:

•   Branded marketing programs;

•   Corporate awards, incentives and recognition programs;

•   Event promotions;

•   Employee and consumer rewards and incentives; and

•   Specialty packaging and displays.

Uniforms and related products are typically distributed through our distribution centers in the United States. Promotional products typically are either shipped directly from our vendors to our customers or distributed through our distribution centers in the United States.

For a depiction of net sales from external customers, income before taxes on income and total assets by segment for each of the years ended December 31, 2021, 2020 and 2019, please refer to Note 16 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2021, 2020 and 2019, uniforms and service apparel and related products accounted for approximately 49%, 55% and 63%, respectively, of net sales. During the years ended December 31, 2021, 2020 and 2019, promotional and related products accounted for approximately 40%, 38% and 29%, respectively, of net sales.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with extended office support from a versatile call and contact center environment in our Remote Staffing Solutions segment. During the years ended December 31, 2021, 2020 and 2019, our Remote Staffing Solutions segment accounted for approximately 11%, 7% and 8%, respectively, of net sales.

Competition

Superior competes in its Uniforms and Related Products segment with more than three dozen firms, including divisions of larger corporations. Superior competes with national and regional companies, such as, Lands’ End, Inc., Medline Industries, Inc., Standard Textile Co., Inc., Careismatic Brands, Barco Uniforms, Inc., Lakeland Industries, Inc. and FIGS, Inc. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. We believe Superior is one of the leading suppliers of garments to hospitals, retailers, hotels, food service establishments, and linen suppliers. Superior experiences competition primarily based on breadth of products and services offered, styling and pricing. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which TOG operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented. TOG’s competitors in the Remote Staffing Solutions segment range in size from very small firms offering specialized services or short-term project completion to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis. These companies include, but are certainly not limited to, global providers such as APAC Customer Services, Atento, TaskUs, Inc., Harte Hanks, Inc., Concentrix, Sitel, Sykes, and Teleperformance. TOG also competes with local entities in other offshore locations. The list of potential competitors includes both publicly traded and privately held companies.

The promotional products industry is highly fragmented. We compete with a multitude of foreign, regional, and local competitors that vary by market. Major competitors in the Promotional Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., Cimpress PLC, and InnerWorkings, Inc. We believe our creative services, product development, proprietary web platforms and extensive global sourcing network, along with our success with major brands, will enable us to continue to be competitive and grow in this market.

Customers

The Uniforms and Related Products segment has a substantial number of customers, none of which accounted for more than 10% of the segment’s 2021 net sales. No customer accounted for more than 10% of the Remote Staffing Solutions segment’s 2021 external revenues. The Promotional Products segment’s largest customer represented 13% of the segment’s 2021 net sales.

Resources Material to Our Business

Raw Materials

The principal fabrics used in the manufacture of finished goods for Superior's Uniforms and Related Products segment are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. If Superior or its suppliers are unable to source raw materials from China, it could significantly disrupt Superior’s business.

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

Intellectual Property

Superior owns and uses several trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s Uniforms and Related Products segment, are Fashion Seal Healthcare® and WonderWink®. For the year ended December 31, 2021, Fashion Seal Healthcare (presently registered with the United States Patent and Trademark Office until 2029) and WonderWink (presently registered with the United States Patent and Trademark Office until October 2022 and is expected to be extended beyond 2022) represented approximately 21% and 20%, respectively, of sales in that segment.

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

The Promotional Products segment relies on raw materials that are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in China and the United States, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and widespread health emergencies, which could have a material adverse effect on this business segment.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, and we do not expect it to have a material impact in the foreseeable future.

Human Capital Resources

The Company’s key human capital management objectives are to attract, retain and develop quality talent. To support these objectives, the Company’s human resources initiatives are designed to: keep people safe and healthy; enhance the Company’s culture; acquire and retain diverse talent; reward and support employees through competitive pay, benefits and other programs; and develop talent to prepare them for critical roles and leadership positions. In 2021, the Company deployed resources to positively impact all of these objectives.

As of December 31, 2021, the Company had approximately 6,000 full-time employees worldwide, which is a year-over-year increase of approximately 1,400 people. As of December 31, 2021, approximately 1,000 employees were employed in the U.S. and approximately 5,000 employees were employed in foreign countries. The Remote Staffing Solutions segment has the Company’s largest labor force at approximately 3,100 full-time employees as of December 31, 2021.

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

Item 1A.     Risk Factors

Our business, operations and financial condition are subject to various risks, and many of those risks are driven by factors that we cannot control or predict. The following discussion addresses those risks that management believes are the most significant. You should take these risks into account in evaluating or making any investment decision involving the Company. Additional risks and uncertainties not presently known or that we currently believe to be less significant may also adversely affect us.

Risks Relating to Our Business and Operations

Our business could be materially adversely impacted by the coronavirus (COVID-19) pandemic.

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous factors that continue to evolve and which we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants; the duration and scope of governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services within certain industries such as the restaurant, transportation, hospitality and entertainment industries; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery from the pandemic.

On September 9, 2021 President Biden announced a proposed new rule which would mandate the COVID-19 vaccine or weekly testing for most U.S. employees, which would include our employees. That executive proposal was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a new mandate is ultimately issued and implemented, we expect there would be further disruptions to our operations, such as inability to maintain adequate staffing at our facilities, difficulties in replacing disqualified employees with temporary employees or new hires, and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing, which may result in delays in the manufacturing process, and negatively impact our future sales levels and ongoing customer relationships.

COVID-19 has led and may continue to lead to changes in customer purchasing patterns. We have seen disruptions in our customers’ businesses, including, but not limited to, our customers’ willingness and ability to spend, layoffs and furloughs of our customers’ employees, and temporary or permanent closures of businesses that consume our products and services. Prolonged periods of difficult conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

The potential effects of COVID-19 also could impact us in a number of other ways, including, but not limited to, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.

Any of these events could materially adversely affect our business, financial condition, results of operations and cash flows.

Shortages of sourced goods or raw materials from suppliers, interruptions in our manufacturing, and local conditions in the countries in which we operate could adversely affect our results of operations.

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing continued significant supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

An interruption in any of our supply sources or facilities could adversely affect our results of operations until alternate sources or facilities can be secured. The Uniforms and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. For example, political and civil unrest in Haiti may worsen, which could cause manufacturing disruptions in our Haiti facilities and those of our suppliers. The materialization of any of these risks could result in additional expense to us or limit our supply of necessary goods and raw materials, which effects may be material.

See also “Risks Relating to Our Industries - Increases in the price of finished goods and raw materials used to manufacture our products could materially increase our costs and decrease our profitability.”

Our success depends upon the continued protection of our trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. While we own and use several trademarks, our Fashion Seal Healthcare® and WonderWink® marks are critically important to our business, as approximately 21% and 20%, respectively, of our Uniforms and Related Products segment’s products were sold under those names during the year ended December 31, 2021. We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. We cannot assure that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

We selectively pursue acquisitions from time-to-time as part of our growth strategy. We compete with others within our industries for suitable acquisition candidates. This competition may increase the price of acquisitions and reduce the number of acquisition candidates available to us. As a result, acquisition candidates may not be available to us in the future on favorable terms.

Acquisition valuations require us to make certain estimates and assumptions to determine the fair value of the acquired entities (including the underlying assets and liabilities). If our estimates or assumptions to value the acquired assets and liabilities are not accurate, we may be exposed to losses, and/or unexpected usage of cash flow to fund the operations of the acquired businesses that may be material.

Even if we are able to acquire businesses on favorable terms, managing growth through acquisitions is a difficult process that includes integration and training of personnel, combining facility and operating procedures, and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense and in disruption to our operations, and may require a disproportionate amount of our management’s attention, any of which could negatively impact our ability to achieve anticipated benefits, such as revenue and cost synergies. Growth of our business through acquisition generally increases our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. We may be required to invest in additional support personnel, facilities and systems to address the increased complexities associated with business or segment expansion. These investments could result in higher overall operating costs and lower operating profits for the business as a whole. There can be no assurance that we will be successful in integrating acquired businesses or managing our expanding operations.

In addition, although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to identify suitable acquisitions, discover liabilities associated with such businesses in the diligence process, successfully integrate these acquired businesses, or successfully manage our expanding operations, could adversely affect our business, results of operations or financial condition.

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

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration (FDA), the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, the Securities Act of 1933, and the Nasdaq Stock Market LLC Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

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

Additionally, while the ultimate extent of the impact on our business and financial condition is unknown, we have been negatively affected by actions taken by governments and organizations to address and limit the spread of the coronavirus, such as travel restrictions and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced further as a result of the coronavirus, it could have an increased negative effect on the timely supply and pricing of finished products.

Risks Relating to Our Industries

Increases in the price of finished goods, raw materials and labor used to manufacture our products could materially increase our costs and decrease our profitability.

The principal fabrics used for our uniforms are made from cotton, polyester, cotton-synthetic and poly-synthetic blends. The principal components in our promotional products are plastic, glass, fabric and metal. The prices we pay for these fabrics and components and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs. These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic and political climate, currency exchange rates, labor costs, and other unpredictable factors. Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

During the year ended December 31, 2021, we saw increases in the cost of specific finished goods and raw materials purchased, as well as in the average cost of finished goods and raw materials purchased, as compared to the prior year, driven by rising inflation rates and challenges in the supply chain which continue to persist. The challenges in the supply chain, which include shipping and logistics issues, also delayed the arrival of product that we could sell; this challenge also persists.

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

Furthermore, significant or sustained inflation could have an adverse impact on our operating and general and administrative expenses. During inflationary periods, these costs could increase at a rate higher than our ability to offset them via customer-facing pricing adjustments, alternative supply sources or other measures. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for our products and services. If our operating and other expenses increase faster than anticipated due to inflation, our financial condition, results of operations and cash flow could be materially adversely affected.

We face intense competition within our industries and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel, promotional products, and business process outsourcing industries choose suppliers primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Uniforms and Related Products segment include companies such as Lands’ End, Inc., Medline Industries, Inc., Standard Textile Co., Inc., Careismatic Brands, Barco Uniforms, Inc., Lakeland Industries, Inc. and FIGS, Inc. Major competitors for our Promotional Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., Cimpress PLC and InnerWorkings, Inc. Major competitors for our Remote Staffing Solutions segment include companies such as APAC Customer Services, Atento, TaskUs, Inc., Harte Hanks, Inc., Concentrix, Sitel, Sykes, and Teleperformance. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

Our primary products within our Uniforms and Related Products segment are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover and increased automation, which affect the quantity of uniform orders on a per-employee basis. If we are unable to offset these effects, such as through the addition of new customers, the penetration of existing customers with a broader mix of product and service offerings, or decreased production costs that can be passed on in the form of lower prices, our revenue growth rates will be negatively impacted. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

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

As of December 31, 2021, our total consolidated indebtedness was $116.8 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

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

We may be adversely affected by the discontinuation of LIBOR as a benchmark rate.

On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”), which regulates LIBOR, announced (the “FCA Announcement”) that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA Announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (the “IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, the IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023.

Interest rates on the Company’s current debt instruments are benchmarked against LIBOR. These debt instruments mature after June 30, 2023, which is the date at which banks are expected to stop reporting the data used to create this benchmark reference rate. It is uncertain how many or which industry participants will switch from one benchmark rate to another or whether a benchmark other than Secured Overnight Financing Rate (“SOFR”) will become prevalent. Further, the Company’s debt instruments do not currently identify an alternative benchmark rate to replace LIBOR, leaving such determination to be made if and when necessary, nor is the impact of such a change determinable. The transition to SOFR or any other benchmark rate may impact interest rates on the Company’s borrowings, including its corporate debt and interest-rate swap. If the impact is significantly adverse, the Company’s ability to service its debt or comply with its debt covenants could be jeopardized.

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

We have significant retirement plan obligations with respect to certain of our employees and our available cash flow may be adversely affected in the event that payments become due under our supplemental executive retirement plan that is unfunded.

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. In the event that payments become due under the SERP, we will have to use cash flow from operations or other sources to fund our obligations. As of December 31, 2021, we had $15.5 million in unfunded obligations related to the SERP.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2021, our executive officers and Directors, and certain of their family members collectively owned 30.9% of our outstanding common stock. As a result, our executive officers and Directors, and certain of their family members, have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Our management and the Audit Committee of the Board of Directors have decided to restate the Company’s interim financial statements for the periods ended June 30, 2021 and September 30, 2021. In connection with this decision, our management has concluded that certain of our disclosure controls and procedures were not effective as of June 30, 2021, September 30, 2021 and December 31, 2021 due to a material weakness in our internal control over financial reporting for income taxes. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

Management and the Audit Committee of the Board of Directors concluded that it was appropriate to restate the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2021 and September 30, 2021, filed with the SEC on July 28, 2021 and November 3, 2021, respectively, due to a failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021.

As part of that process, management identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2021 and September 30, 2021. As further disclosed in “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, that material weakness continues to exist as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Finally, in 2020 we filed with the Securities and Exchange Commission a universal shelf registration statement, pursuant to which we may offer and sell up to $120,000,000 in the aggregate of common stock, preferred stock, debt securities, warrants, units and subscription rights, and the selling shareholders may offer and sell up to 750,000 shares in the aggregate of our common stock, in each case from time to time in one or more offerings. Any such offering or sale may cause a decline in our share price and an offering by us of equity securities or securities convertible into or exercisable for equity securities may result in dilution to existing shareholders.

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

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel. If, for any reason, one or more senior executive or key personnel was not to remain active in our company, or if we were unable to attract and retain senior management or key personnel or our costs to do so increase significantly, our results of operations could be adversely affected.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2021:

Location	Status	Square Feet	Uses
Seminole, Florida	Owned	60,000	Corporate Office, Remote Staffing Solutions and Uniforms and Related Products
Belmopan, Belize	Leased	13,750	Remote Staffing Solutions
Compton, California	Leased	24,449	Promotional Products
Coppell, Texas	Leased	114,735	Uniforms and Related Products
Eudora, Arkansas	Leased	210,300	Uniforms and Related Products
Kingston, Jamaica	Leased	19,500	Remote Staffing Solutions
La Libertad, El Salvador	Owned	43,496	Remote Staffing Solutions
Lake Providence, Louisiana	Leased	215,000	Uniforms and Related Products
Lexington, Mississippi	Owned	40,000	Uniforms and Related Products
Monticello, Arkansas	Leased	92,000	Uniforms and Related Products and Promotional Products
Oak Grove, Louisiana	Leased	118,330	Uniforms and Related Products and Promotional Products
Phoenix, Arizona	Leased	21,243	Promotional Products
Ouanaminthe, Haiti	Leased	120,000	Uniforms and Related Products
San Ignacio, Belize	Owned	11,732	Remote Staffing Solutions
San Salvador, El Salvador	Leased	17,777	Remote Staffing Solutions
Tempe, Arizona	Leased	46,725	Promotional Products

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

We declared cash dividends of $0.46 per share during the fiscal year ended December 31, 2021, which were paid in the first, second, third and fourth quarters of 2021.

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

Under our Credit Agreement with Truist Bank, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of such agreement.

On March 16, 2022, we had 134 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 to October 31, 2021	-	$-	-
November 1, 2021 to November 30, 2021	-	-	-
December 1, 2021 to December 31, 2021	-	-	-
Total	-	-	-	657,451

(1)	On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Item 6.          Reserved

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2021, 2020 and 2019, as well as our financial positions at December 31, 2021 and 2020, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the years ended December 31, 2021 and 2020. For the discussion of changes from the year ended December 31, 2019 to the year ended December 31, 2020 and other financial information related to the year ended December 31, 2019, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Form 10-K for the year ended December 31, 2020. That document was filed with the United States Securities and Exchange Commission on March 3, 2021.

Recent Acquisitions

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

On December 2, 2021, the Company, principally through BAMKO, acquired substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) of Tempe, Arizona. Sutter's Mill is a vertically integrated manufacturer of high quality, decorated promotional products. Sutter's Mill has the capability to print on demand and create customized promotional programs and products for customers of any size. The purchase price of the acquisition consisted of the following: (a) approximately $10.4 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three-year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

Business Outlook

Superior is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotel, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. The COVID-19 pandemic initially created increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The COVID-19 pandemic reduced demand for uniform apparel in many of our customers’ industries, such as the restaurant, transportation and hospitality industries. This, however, was partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers. The economic environment in the United States is beginning to return to pre-pandemic economic activity levels. While we continue to source some personal protective equipment for our customers, we anticipate that demand for personal protective equipment, including for our Uniforms and Related Products segment, will continue to decline. Based on the longer-term fundamentals of our uniforms business, however, we believe that we have growth opportunities to expand our market share.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, Dominican Republic, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. Although the COVID-19 pandemic has generated uncertainties for our customers and their industries, we have recently seen increased demand for our services. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Promotional Products

For more than a decade, we sold promotional products on a limited basis to our existing Uniforms and Related Products customer base. While there were substantial opportunities to sell promotional products to those customers, it was not an area of focus, specialization, or expertise for us. On March 1, 2016, that changed with our acquisition of substantially all of the assets of BAMKO, Inc. (“BAMKO”). BAMKO has many strengths, well-developed systems, and time-tested processes that offer significant competitive advantages. With a robust back-office support platform operated out of India, direct-to-factory sourcing operations based in China, and proprietary technological platforms and programming capabilities that we believe are competitive, BAMKO is well positioned in the promotional products industry and continues to be a platform for potential future acquisitions. We completed two additional acquisitions in this segment in late 2017, as well as acquisitions in January 2021 and December 2021, and remain open to additional acquisitions going forward. In recent years we have seen an increase in customer orders in our promotional products business and expect growth opportunities for our core promotional products business to continue. The COVID-19 pandemic created significant opportunities for us within the personal protective equipment market. Although we will continue to source some personal protective equipment for our customers, we anticipate, based on supply and demand factors, that opportunities to supply personal protective equipment, including through our Promotional Products segment, will continue to decline. Our core promotional products business has not experienced the same downturn during the pandemic that many of our competitors experienced as increased activities from customers in certain industries, such as the delivery service industry, more than offset reduced activities from customers in other industries, such as the restaurant and entertainment industries. From a long-term perspective, we believe that this segment’s synergistic fit with our uniforms business will create opportunities to cross-sell the products of each of these business segments to new and existing customers.

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

In responding to the needs of our customers, we have sourced personal protective equipment, including face masks, isolation gowns, sanitizers and gloves, which contributed $19.6 million and $19.0 million to net sales during the year ended December 31, 2021 for our Uniforms and Related Products segment and Promotional Products segment, respectively. Personal protective equipment net sales for our Promotional Products segment and Uniforms and Related Products segment were $82.7 million and $48.5 million, respectively, during the year ended December 31, 2020.

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

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. The extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows will depend on numerous factors that continue to evolve and which we may not be able to accurately predict at this time, including the delivery of effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or possible future variants of the virus, the extent and effectiveness of containment actions, availability of widespread rapid testing and effective treatment alternatives. Prolonged or recurring periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

Sourcing of Goods and Raw Materials

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing continued significant supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle, this year. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

An interruption in any of our supply sources or facilities could adversely affect our results of operations until alternate sources or facilities can be secured. The Uniforms and Related Products segment’s principal fabrics used in the manufacture of its finished goods are cotton, polyester, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. The Promotional Products segment relies on the supply of different types of raw materials as well as textiles, including plastic, glass, fabric and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

We currently believe challenges created by such supply chain disruptions are manageable. However, we have limited insight into the extent to which COVID-19 or other factors could further impair our sourcing of goods and materials.

The Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Operations

Net Sales (in thousands, except percentages):

	For the Years Ended December 31,
	2021	2020	% Change
Uniforms and Related Products	$263,933	$287,333	(8.1%)
Remote Staffing Solutions	64,312	42,365	51.8%
Promotional Products	215,842	202,156	6.8%
Net intersegment eliminations	(7,101)	(5,157)	37.7%
Consolidated Net Sales	$536,986	$526,697	2.0%

Net sales for the Company increased 2.0% from $526.7 million for the year ended December 31, 2020 to $537.0 million for the year ended December 31, 2021. The principal components of this aggregate increase in net sales were as follows: (1) a decrease in net sales for our Uniforms and Related Products segment (contributing (4.4%)), (2) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 3.8%) and (3) an increase in net sales for our Promotional Products segment (contributing 2.6%).

Uniforms and Related Products net sales decreased 8.1%, or $23.4 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was primarily due to a decrease of $28.9 million in sales of personal protective equipment resulting from significantly lower volumes and lower market demand for healthcare service apparel when compared to the spike in demand during the early phases of the COVID-19 pandemic that began in the second quarter of 2020. These decreases were partially offset by an increase in demand for uniform apparel.

Remote Staffing Solutions net sales increased 51.8% before intersegment eliminations and 53.8% after intersegment eliminations for the year ended December 31, 2021 compared to the year ended December 31, 2020. These increases were primarily attributed to our providing continued services in 2021 to our customer base that was expanded during 2020, the onboarding of new customers in 2021 and the negative impact of disruptions experienced in 2020 resulting from COVID-19.

Promotional Products net sales increased 6.8%, or $13.7 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase of $77.4 million in net sales in our core promotional products business, partially offset by a decrease of $63.7 million in the sale of personal protective equipment. The increase in net sales in our core promotional products business was driven by the timing of promotional programs launched for certain customers, growth of our customer base through continued market penetration experienced in 2020 and 2021 and improved market conditions. Additionally, the acquisitions of Gifts by Design and Sutter's Mill in 2021 contributed $16.9 million to net sales for the year ended December 31, 2021. The robust personal protective equipment sales during the year ended December 31, 2020 were driven by market demand during the early phases of the COVID-19 pandemic.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 67.4% for the year ended December 31, 2021 and 65.2% for the year ended December 31, 2020. The percentage increase was primarily driven by higher logistical costs and $2.0 million in inventory write-downs of personal protective equipment during the year ended December 31, 2021, partially offset by the decrease in personal protective equipment sales. Interruptions in global supply chains have led to higher logistical costs in 2021 and are expected to continue in 2022, however, the extent to which we will be impacted is dependent on a number of factors that are difficult to predict. For additional information related to logistical challenges, please refer to the section “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 41.5% for the year ended December 31, 2021 and 42.6% for the year ended December 31, 2020. The percentage decrease was primarily driven by disruptions resulting from COVID-19 during the year ended December 31, 2020.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 69.4% for the year ended December 31, 2021 and 66.5% for the year ended December 31, 2020. The percentage increase was primarily the result of differences in the mix of products and customers.

Selling and Administrative Expenses

Selling and administrative expenses increased 4.1%, or $5.6 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to an increase in employee costs driven mostly by increased headcount and the effect of the Company’s decision in 2020 to forgo its discretionary matching contribution under its defined contribution plan, partially offset by a decrease in bad debt expense of $4.5 million on outstanding trade accounts receivable.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 28.9% for each of the years ended December 31, 2021 and 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 36.9% for the year ended December 31, 2021 and 36.1% for the year ended December 31, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 21.3% for the year ended December 31, 2021 and 20.5% for the year ended December 31, 2020. As a percentage of net sales, selling and administrative expenses remained relatively flat.

Other Periodic Pension Costs

Other periodic pension costs increased to $1.8 million for the year ended December 31, 2021 from $1.0 million for the year ended December 31, 2020. This increase was primarily due to actuarial losses recognized on the supplemental executive retirement plan (“SERP”) of $1.5 million during 2021 compared to actuarial losses recognized on the SERP of $0.7 million in 2020.

Pension Plan Terminations

During the year ended December 31, 2021, the Company completed the termination of its two noncontributory qualified defined benefit pension plans, which were fully funded. Consequently, the Company recognized a settlement charge of $7.8 million during the year ended December 31, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss, the impact of remeasuring the plan assets and obligations at termination and additional benefits from asset surpluses paid and expected to be paid to plan participants. The pension plan terminations did not require a cash outlay by the Company.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2020, the Company sold a building and related assets that were previously used as a Distribution Center within our Uniforms and Related Products segment for net proceeds of $5.3 million and realized a gain on sale of $2.2 million. This sale was part of management’s plan to transition the HPI Distribution Center operations to the Company’s largest and most technologically advanced semi-robotic worldwide distribution center, located in Eudora, Arkansas.

Interest Expense

Interest expense decreased to $1.2 million for the year ended December 31, 2021 from $2.0 million for the year ended December 31, 2020. This decrease was primarily the result of a decrease in LIBOR rates on our outstanding borrowings and a loss of $0.3 million recognized on our interest rate swap during the year ended December 31, 2020.

Income Taxes

The effective income tax rate was 11.1% and 20.3% for the years ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate was primarily driven by decreases of 3.9% for compensation related items, 2.2% for rate impacts due to foreign operations, 1.8% for pension plan terminations and 0.7% for changes in uncertain tax positions. Income tax expense for the year ended December 31, 2021 was favorably impacted by $0.9 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. For further discussion of changes in the effective tax rate, refer to the Note 7 to the Financial Statements.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, cash flows from operating activities, and activity ratios. The Company’s balance sheet generally provides the ability to pursue acquisitions, invest in new product lines and technologies and invest in additional working capital as necessary. As of December 31, 2021, approximately $7.7 million of our cash was held in our foreign subsidiaries, of which $3.7 million of cash was held at foreign subsidiaries from which the Company plans to repatriate the funds as needed for liquidity.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements and capital expenditures for the next twelve months. Management also currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements and capital expenditures beyond the next twelve months. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. The Company may also begin relying on the issuance of equity or debt securities, including under its universal shelf registration statement (File No. 333-249760). There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or securities convertible into or exercisable for equity securities may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Superior’s Uniforms and Related Products segment markets itself to its customers as a “stock house.” Therefore, Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry.

Cash and cash equivalents increased by $3.7 million to $8.9 million as of December 31, 2021 from $5.2 million on December 31, 2020. Working capital increased to $188.1 million at December 31, 2021 from $143.6 million at December 31, 2020. The increase in working capital was primarily due to an increase in inventories, an increase in prepaid expenses and other current assets, an increase in accounts receivable and a decrease in other current liabilities, partially offset by an increase in accounts payable. The increase in inventories was primarily driven by the acquisition of Sutter’s Mill in 2021, which included inventory of $9.1 million, and the timing of inventory purchases within our Promotional Products and Uniforms and Related Products segments. The increase in prepaid expenses and other current assets was primarily related to prepaid taxes. The increase in accounts receivable was primarily driven by increased activity and the timing of customer payments received within our Promotional Products segment, partially offset by a decrease from the timing of customer payments received within our Uniforms and Related Products segment. The decrease in other current liabilities was primarily related to significant accruals as of December 31, 2020, associated with the Company’s performance in 2020, that were paid in 2021, including accrued compensation and income taxes. The increase in accounts payable was primarily driven by the timing of inventory purchases within our Promotional Products segment and the acquisition of Sutter’s Mill in 2021.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$17,080	$41,359
Investing activities	(34,130)	(6,573)
Financing activities	20,995	(38,443)
Effect of exchange rates on cash	(182)	(209)
Net increase (decrease) in cash and cash equivalents	$3,763	$(3,866)

Operating Activities. The decrease in net cash provided by operating activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to payments made in the current year period related to significant accruals as of December 31, 2020 associated with the Company’s performance in 2020, including accrued compensation and income taxes, advanced customer payments received on personal protective equipment contracts in the prior year period and a $4.2 million contingent consideration payment representing the excess of the total contingent consideration payment made in the current year period over the fair value of the liability estimated at the time of acquisition. Working capital cash changes during the year ended December 31, 2021 included an increase of $21.8 million in inventories and an increase of $7.9 million in prepaid expenses and other current assets. Working capital cash changes during the year ended December 31, 2020 included an increase of $32.7 million in accounts payable and other current liabilities, an increase of $29.3 million in accounts receivable and an increase of $16.8 million in inventories.

Investing Activities. The increase in net cash used in investing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was attributable to $10.4 million of cash paid for the acquisition of Sutter's Mill in 2021, $6.0 million of cash paid for the acquisition of Gifts by Design in 2021 and an increase in capital expenditures of $5.8 million primarily related to the expansion of our distribution facility in Eudora, Arkansas. Additionally, the year ended December 31, 2020 included $5.3 million in proceeds from the sale of a building and related assets that were previously used as a Distribution Center within our Uniforms and Related Products segment.

Financing Activities. The increase in net cash provided by financing activities during the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily attributable to net borrowings of $27.6 million in debt during 2021 compared to net repayments of $31.7 million of debt in 2020. Excess cash generated from operating activities during the year ended December 31, 2021 was used to fund business acquisitions. Excess cash generated from operating activities during the year ended December 31, 2020 was used to repay outstanding borrowings under the revolving credit facility.

Capital Expenditures

In the foreseeable future, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. During the year ended December 31, 2021, $8.9 million of our capital expenditures related to the expansion of our distribution facility in Eudora, Arkansas. In 2022, we expect to continue the expansion of our domestic distribution centers and invest in technology improvements, but currently anticipate that we will spend less in capital expenditures in 2022 than we spent in 2021. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions.

Credit Facilities (See Note 6 to the Financial Statements)

As of December 31, 2021, the Company had approximately $116.8 million in outstanding borrowings under its credit facilities with Truist Bank, consisting of $61.5 million outstanding under the revolving credit facility, $15.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $40.2 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.95% at December 31, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.78% for the 2017 Term Loan at December 31, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. At December 31, 2021, the Company had undrawn capacity of $63.5 million under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of December 31, 2021, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the years ended December 31, 2021 and 2020, the Company paid cash dividends of $7.2 million and $6.1 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program the Company reacquired and retired 43,458 shares of its common stock during the year ended December 31, 2020. At December 31, 2021, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	2022	2023-2024	2025-2026	Thereafter
Debt:
Revolving credit facility(1)	$-	$-	$61,517	$-
Term Loans(1)	15,286	27,572	12,380	-
Operating leases	2,153	2,958	1,283	-
Acquisition-related contingent liabilities(2)	4,762	3,000	1,500	-
Total long term contractual cash obligations(3)	$22,201	$33,530	$76,680	$-

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 6 to the Financial Statements.
(2)	The amounts represent the expected cash payment. The amounts in our balance sheet are stated at fair value.
(3)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $0.9 million, net defined benefit plan liability of $15.1 million and deferred compensation liability of $7.8 million.

Critical Accounting Estimates

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

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Allowance for Losses on Accounts Receivable

Judgments and estimates are used in determining the collectability of accounts receivable and in establishing allowances for doubtful accounts. The Company analyzes specific trade accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. An additional impairment in value of 5% of accounts receivable would require an increase in the allowance for doubtful accounts and would result in additional expense of approximately $5.4 million. During the years ended December 31, 2021, 2020 and 2019, we recorded bad debt expense of $2.3 million, $6.7 million and $1.3 million, respectively. The Company’s concentration of risk is also monitored and as of December 31, 2021, the five largest customer accounts receivables balances totaled $29.6 million or approximately 28% of the respective total accounts receivable balances.

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

Goodwill and indefinite-lived intangible assets are tested at a level of reporting referred to as “the reporting unit.” The Company’s reporting units are defined as each of its three reporting segments. As of December 31, 2021, goodwill of $24.4 million and $15.0 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively. As of December 31, 2021, indefinite-lived intangible assets of $18.8 million and $14.5 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. For each of the years ended December 31, 2021, 2020 and 2019, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

Contingent Consideration

The purchase price to acquire substantially all of the assets of Sutter’s Mill in 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value for Sutter’s Mill acquisition-related contingent consideration payable as of December 31, 2021 was $2.6 million. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.4 million and $4.7 million. The Company’s fair value estimate of contingent consideration is primarily derived from management’s forecasted EBITDA of Sutter’s Mill. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

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

SERP

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future. We review these assumptions annually based upon currently available information, including information provided by our actuaries. The Company’s pension obligations are determined using estimates including those related to discount rates. The discount rates used for the Company’s SERP of 2.36% was determined based on the FTSE Russell Pension Liability Curve. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. For additional information on our benefit plans, please refer to Note 8 to the Financial Statements.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company was impacted by GILTI relative to the earnings of its foreign subsidiaries, and is expected to be impacted in future periods, which may be material to our financial statements. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2021.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2021, there was a decrease of $0.3 million in total unrecognized tax benefits. As of December 31, 2021, we had an accrued liability of $0.9 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet.

Share-Based Compensation

The Company recognizes expense for all share-based payments to employees, including grants of employee stock options, in the financial statements based on their fair values. In the Company’s share-based compensation strategy we utilize a combination of stock options and stock-settled stock appreciation rights (“SARs”) that vest over time and restricted shares and performance shares of common stock that vest over time or if performance targets are met. The fair value of the options and SARs granted is recognized as expense on the date of grant or over the service period. The Company uses the Black-Scholes valuation model to value any share-based compensation. Option valuation methods, including Black-Scholes, require the input of highly complex and subjective assumptions including the risk free interest rate, dividend rate, expected term and common stock price volatility rate. The Company determines the assumptions to be used based upon current economic conditions. While different assumptions may result in materially different stock compensation expenses, changing any one of the individual assumptions by 10% would not have a material impact on the recorded expense. Expense for unvested shares of restricted stock and performance shares is recognized over the required service period. For additional information on share-based compensation and the assumptions we use, please refer to Note 11 to the Financial Statements.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2021 would have resulted in approximately $1.2 million in additional pre-tax interest expense for the year ended December 31, 2021. For further information regarding our debt instruments, see Note 6 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2021, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the years ended December 31, 2021 and 2020, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the year ended December 31, 2021 included a foreign currency translation adjustment loss of $0.3 million primarily related to exchange rate movements of the Brazilian real.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Superior Group of Companies, Inc. and Subsidiaries

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes. We have also audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable - Specific Reserve

As described in Note 1 to the consolidated financial statements, the Company’s allowance for doubtful accounts receivable was approximately $6.4 million as of December 31, 2021. The allowance for doubtful accounts receivable consists of a general and a specific allowance. The specific allowance component represents reserves for losses estimated to have been incurred associated with accounts receivable specifically identified by management and evaluated based on factors such as the customer credit worthiness, the age of outstanding balances, and information obtained from discussions with the customer. If, based on management’s evaluation of these factors, it is expected that a loss has been incurred on the collection of an accounts receivable balance, a specific allowance is recognized based on management’s judgment regarding the incurred losses. We identified the estimate of incurred losses on the specific allowance component of the allowance for doubtful accounts receivable as a critical audit matter.

The principal considerations for our determination that performing procedures to evaluate the allowance for doubtful accounts receivable is a critical audit matter was the significant judgment by management when determining the estimated losses incurred for accounts receivable balances with a specific reserve, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating management’s significant assumptions related to the estimated incurred losses.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of the key controls relating to management’s process for identifying specific impaired receivables and determining the expected losses incurred.

●	Testing management’s process for developing the estimate, including evaluation of the factors, judgments and evidence used to identify receivable balances and determine the losses.

●

Obtaining a detail of individual accounts receivable balances and specific allowance by customer and evaluating the relevance and reliability of the data, factors, and assumptions considered by management in determining the estimated expected losses incurred, including whether management consistently applies the criteria in developing the estimate.

●

Performing analytical analysis, including a retrospective review of specific allowances and losses recognized in 2021 and subsequent collections to evaluate if the ultimate outcome supports management’s process for developing the estimates.

Accounting for Income Taxes

As described in Notes 1 and 7 to the Company’s consolidated financial statements, the Company operates in multiple jurisdictions through its wholly-owned subsidiaries. The Company services customers from operating facilities located both inside and outside the United States. As a result, the Company is subject to income taxes in multiple domestic and foreign jurisdictions, each of which affect the Company’s accounting for income taxes. Accounting for the consolidated income tax provision requires estimates based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

We identified the evaluation of the accounting for income tax accounts as a critical audit matter. The principal considerations for our determination that performing procedures to evaluate the accounting for income taxes is a critical audit matter. There is complexity and auditor judgement in the evaluation of the audit evidence necessary to assess the completeness and accuracy of the current and deferred income tax provisions specifically related to the significant number of deferred income tax positions resulting from previous business combinations, multi-jurisdictional operations, and the application of foreign tax laws and regulations. As a result, there is a need to involve personnel with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

●

Testing the design and operating effectiveness of certain internal controls over management’s process for determining the income tax provision including controls over the identification and determination of the completeness and accuracy of the current and deferred income tax provisions.

●

Evaluating the application of the relevant tax laws and regulations, and the impact of those on the determination of the Company’s current and deferred income tax provisions including performing procedures designed to test the completeness and accuracy of the statutory rates used and permanent and temporary differences identified by obtaining an understanding of the tax laws applicable in various jurisdictions.

●

Utilizing personnel with specialized skill and knowledge in domestic and international tax rules and laws to assist in evaluating the appropriateness and consistency of management’s judgments, estimates, assumptions and documentation pertaining to the accuracy of the Company’s current and deferred income tax provisions.

●

Obtaining a detail of the permanent and temporary differences and deferred taxes and testing certain balances for accuracy by agreeing the reported amounts to applicable support such as statutory rates and internal accounting records.

/s/ Mayer Hoffman McCann P.C.

Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2013.

St. Petersburg, Florida

March 23, 2022

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except shares and per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$536,986	$526,697	$376,701

Costs and expenses:
Cost of goods sold	350,972	337,932	247,772
Selling and administrative expenses	142,060	136,515	107,282
Other periodic pension costs	1,786	955	1,962
Pension plan termination charge	7,821	-	-
Interest expense	1,220	2,003	4,399
	503,859	477,405	361,415
Gain on sale of property, plant and equipment	-	2,164	-
Income before taxes on income	33,127	51,456	15,286
Income tax expense	3,687	10,430	3,220
Net income	$29,440	$41,026	$12,066

Net income per share:
Basic	$1.91	$2.72	$0.81
Diluted	$1.83	$2.65	$0.79

Weighted average shares outstanding during the period
Basic	15,438,849	15,075,134	14,945,165
Diluted	16,091,070	15,508,420	15,266,408

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$1,662	$940	$968
Recognition of settlement loss included in net periodic pension costs	-	314	835
Recognition of net losses included in pension plan termination charges	5,230	-	-
Current period loss	(571)	(4,928)	(1,354)
Loss on cash flow hedging activities	(23)	(22)	(22)
Foreign currency translation adjustment	(310)	(1,021)	74
Other comprehensive income (loss)	5,988	(4,717)	501
Comprehensive income	$35,428	$36,309	$12,567

Cash dividends per common share	$0.46	$0.40	$0.40

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8,935	$5,172
Accounts receivable, less allowance for doubtful accounts of $6,393 and $7,667, respectively	107,053	101,902
Accounts receivable - other	5,546	1,356
Inventories	120,555	89,766
Contract assets	38,018	39,231
Prepaid expenses and other current assets	19,162	11,030
Total current assets	299,269	248,457
Property, plant and equipment, net	49,690	36,644
Operating lease right-of-use assets	8,246	3,826
Intangible assets, net	60,420	58,746
Goodwill	39,434	36,116
Other assets	13,186	10,135
Total assets	$470,245	$393,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,340	$39,327
Other current liabilities	38,989	44,670
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	4,507	5,589
Total current liabilities	111,122	104,872
Long-term debt	100,845	72,372
Long-term pension liability	15,420	14,574
Long-term acquisition-related contingent liabilities	2,569	1,892
Long-term operating lease liabilities	3,729	1,599
Deferred tax liability	359	450
Other long-term liabilities	9,211	6,535
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 16,127,505 and 15,391,660 shares, respectively	16	15
Additional paid-in capital	69,351	61,844
Retained earnings	163,836	141,972
Accumulated other comprehensive income (loss), net of tax:
Pensions	(4,577)	(10,898)
Cash flow hedges	47	69
Foreign currency translation adjustment	(1,683)	(1,372)
Total shareholders’ equity	226,990	191,630
Total liabilities and shareholders’ equity	$470,245	$393,924

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2019	15,202,387	$15	$55,859	$103,032	$(7,985)	$150,921
Common shares issued upon exercise of options	62,994		460	(177)		283
Restricted shares issued	69,530					-
Share-based compensation expense			1,484			1,484
Tax benefit from vesting of acquisition-related restricted stock			30			30
Cash dividends declared ($0.40 per share)				(6,046)		(6,046)
Common stock reacquired and retired	(107,307)		(391)	(1,294)		(1,685)
Comprehensive income (loss):
Net earnings				12,066		12,066
Cash flow hedges, net of taxes of $3					(22)	(22)
Pensions, net of taxes of $141					449	449
Change in currency translation adjustment, net of taxes of $23					74	74
Balance, December 31, 2019	15,227,604	$15	$57,442	$107,581	$(7,484)	$157,554
Common shares issued upon exercise of options	157,730		2,110	(183)		1,927
Restricted shares issued	49,784					-
Share-based compensation expense			2,530			2,530
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(66)			(66)
Tax benefit from vesting of acquisition-related restricted stock			(13)			(13)
Cash dividends declared ($0.40 per share)				(6,111)		(6,111)
Common stock reacquired and retired	(43,458)		(159)	(341)		(500)
Comprehensive income (loss):
Net earnings				41,026		41,026
Cash flow hedges, net of taxes of $3					(22)	(22)
Pensions, net of taxes of $1,154					(3,674)	(3,674)
Change in currency translation adjustment, net of taxes of $449					(1,021)	(1,021)
Balance, December 31, 2020	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	308,550	1	3,041	(339)		2,703
Performance based shares issued	42,823					-
Restricted shares issued	338,852					-
Restricted shares issued in conjunction with acquisition of business	45,620		869			869
Share-based compensation expense			4,010			4,010
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(179)			(179)
Tax withheld on exercise of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.46 per share)				(7,237)		(7,237)
Comprehensive income (loss):
Net earnings				29,440		29,440
Cash flow hedges, net of taxes of $3					(23)	(23)
Pensions, net of taxes of $2,636					6,321	6,321
Change in currency translation adjustment, net of taxes of $0					(310)	(310)
Balance, December 31, 2021	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,440	$41,026	$12,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,291	8,132	8,272
Provision for bad debts - accounts receivable	2,260	6,746	1,323
Share-based compensation expense	4,010	2,530	1,484
Deferred income tax benefit	(2,724)	(4,987)	(1,595)
Gain on sale of property, plant and equipment	-	(2,164)	(5)
Change in fair value of acquisition-related contingent liabilities	2,936	4,119	(74)
Pension plan termination charge	7,821	-	-
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(2,575)	(29,251)	(17,104)
Accounts receivable - other	(4,189)	(273)	660
Contract assets	1,212	(699)	10,703
Inventories	(21,753)	(16,763)	(4,984)
Prepaid expenses and other current assets	(7,852)	(1,474)	(3,479)
Other assets	(2,325)	464	(1,717)
Accounts payable and other current liabilities	1,007	32,690	10,904
Payment of acquisition-related contingent liabilities	(4,221)	-	-
Long-term pension liability	1,951	(508)	2,138
Other long-term liabilities	2,791	1,771	1,415
Net cash provided by operating activities	17,080	41,359	20,007

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,696)	(11,857)	(9,672)
Proceeds from disposals of property, plant and equipment	-	5,284	5
Acquisition of businesses	(16,434)	-	-
Net cash used in investing activities	(34,130)	(6,573)	(9,667)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	250,608	202,349	165,314
Repayment of debt	(223,025)	(234,063)	(163,645)
Payment of cash dividends	(7,237)	(6,111)	(6,046)
Payment of acquisition-related contingent liabilities	(1,641)	(1,966)	(961)
Proceeds received on exercise of stock options	2,703	1,927	283
Tax withholdings on exercise of stock rights	(584)	(66)	-
Tax (provision) benefit from vesting of acquisition-related restricted stock	171	(13)	30
Common stock reacquired and retired	-	(500)	(1,685)
Net cash provided by (used in) financing activities	20,995	(38,443)	(6,710)

Effect of currency exchange rates on cash	(182)	(209)	46
Net increase (decrease) in cash and cash equivalents	3,763	(3,866)	3,676
Cash and cash equivalents balance, beginning of year	5,172	9,038	5,362
Cash and cash equivalents balance, end of year	$8,935	$5,172	$9,038

Supplemental disclosure of cash flow information:
Income taxes paid	$14,632	$13,390	$7,146
Interest paid	$1,298	$1,490	$3,979

See accompanying Notes to the Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies:

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

Superior’s Uniforms and Related Products segment, through its primary signature marketing brands Fashion Seal Healthcare®, HPI®, and WonderWink®, manufactures (through third parties or its own facilities) and sells a wide range of uniforms, corporate identity apparel, career apparel and accessories that are worn by employees in the hospital and healthcare fields; retail stores; hotels; fast food and other restaurants; transportation; and the private security, industrial and commercial markets.

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus® entities, including its subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic, and the United States (collectively, “TOG”). TOG is primarily a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions.

The Promotional Products segment, through the BAMKO®, Public Identity®, Tangerine®, Gifts by Design and Sutter’s Mill brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States, Brazil and Canada with support services in China, Hong Kong and India.

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

Cost of goods sold and shipping and handling fees and costs

Cost of goods sold for our Uniforms and Related Products segment and our Promotional Products segment consist primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs. Cost of goods sold for our Remote Staffing Solutions segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are generally recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses and totaled $18.8 million, $17.6 million and $14.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed on a current basis. Costs of assets sold or retired and the related accumulated depreciation and amortization are eliminated from accounts and the net gain or loss is reflected in the statements of comprehensive income within selling and administrative expenses. During the year ended December 31, 2020, the Company sold a building and related assets that were previously used as a Distribution Center within our Uniforms and Related Products segment for net proceeds of $5.3 million and realized a gain on sale of $2.2 million. This sale is presented within our statements of comprehensive income as a separate line item titled “gain on sale of property, plant and equipment.” This sale was part of management’s plan to transition the HPI Distribution Center operations to the Company’s largest and most technologically advanced semi-robotic worldwide distribution center, located in Eudora, Arkansas.

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life as follows:

Buildings (in years)	20 to 40
Improvements (in years)	5 to 40
Machinery, equipment and fixtures (in years)	3 to 10
Transportation equipment (in years)	3 to 5

Leasehold improvements are amortized over the terms of the leases to the extent that such improvements have useful lives of at least the terms of the respective leases.

Intangible assets, net

Intangible assets consist of customer relationships, non-compete agreements and trade names acquired in previous business acquisitions.

Intangible assets as of December 31, 2021 and 2020 are summarized as follows (dollars in thousands):

		December 31, 2021		December 31, 2020
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	12.2	$45,473	$(18,809)	$41,530	$(14,773)
Non-compete agreements (3-7 year life)	5.4	1,536	(1,121)	1,411	(852)
Total		$47,009	$(19,930)	$42,941	$(15,625)

Indefinite-lived intangible assets:
Trade names		$33,341		$31,430

Total intangible assets		$80,350	$(19,930)	$74,371	$(15,625)

Amortization expense for intangible assets for the years ended December 31, 2021, 2020 and 2019 was $4.2 million, $3.8 million and $3.8 million, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2022	$4,301
2023	3,504
2024	2,859
2025	2,309
2026	2,301
Thereafter	11,805
Total	$27,079

Trade names:

As part of the acquisition of substantially all of the assets of HPI Direct, Inc. in 2013, the Company recorded $4.7 million as the fair value of the acquired trade name in intangible assets. As part of the acquisition of substantially all of the assets of BAMKO in 2016, the Company recorded $8.9 million as the fair value of the acquired trade name in intangible assets. As part of the acquisitions of substantially all of the assets of Public Identity and Tangerine in 2018, the Company recorded $0.5 million and $3.2 million, respectively, as the fair value of the acquired trade names in intangible assets. As part of the acquisition of CID Resources in 2018, the Company recorded $14.2 million as the fair value of an acquired trade name in intangible assets. As part of the acquisitions of substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) and Gifts By Design, Inc. (“Gifts by Design”) in 2021, the Company recorded $1.2 million and $0.7 million, respectively, as the fair value of the acquired trade names in intangible assets. These assets are considered indefinite-lived assets, and as such, are not being amortized.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments of long-lived assets for the years ended December 31, 2021, 2020 and 2019.

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

Goodwill and indefinite-lived intangible assets are tested at a level of reporting referred to as “the reporting unit.” The Company’s reporting units are defined as each of its three reporting segments. As of December 31, 2021, goodwill of $24.4 million and $15.0 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively. As of December 31, 2021, indefinite-lived intangible assets of $18.8 million and $14.5 million were included in the Uniforms and Related Products segment and the Promotional Products segment, respectively.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the impairment test is unnecessary. For each of the years ended December 31, 2021, 2020 and 2019, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

Contingent Consideration

Contingent consideration relating to consideration transferred in exchange for an acquired business is recognized at its estimated fair value at the acquisition date. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying statements of comprehensive income.

SERP

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future. We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Taxes on income

Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required. The Company also accrues interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 7 for additional details.

Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. The Company grants options, stock-settled stock appreciation rights, restricted stock and performance shares. The Company recognizes share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility, risk free interest rate and dividend rate. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period.

Other comprehensive income

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offering) and distributions to owners (e.g., dividends).

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2021, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2020, the Company had two customers with a combined accounts receivable balance of 23% of the total accounts receivable. At December 31, 2021 and 2020, the five largest customer accounts receivables balances totaled $29.6 million and $36.8 million, respectively, or approximately 28% and 40% of the respective total accounts receivable balances. The Uniforms and Related Products segment has a substantial number of customers, none of which accounted for more than 10% of the segment’s 2021 net sales. No customer accounted for more than 10% of the Remote Staffing Solutions segment’s 2021 external revenues. The Promotional Products segment’s largest customer represented 13% of the segment’s 2021 net sales.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2021 and 2020, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at the beginning of year	$7,667	$2,964	$2,042
Provision for bad debts	2,260	6,746	1,323
Charge-offs	(3,653)	(2,087)	(401)
Recoveries	119	44	-
Balance at the end of year	$6,393	$7,667	$2,964

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at the beginning of year	$3,365	$2,112	$1,893
Provision for returns and allowances	4,911	7,699	4,334
Actual returns and allowances paid to customers	(5,640)	(6,446)	(4,115)
Balance at the end of year	$2,636	$3,365	$2,112

NOTE 4 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2021	2020
Finished goods	$90,395	$73,979
Work in process	1,351	1,634
Raw materials	28,809	14,153
Inventories	$120,555	$89,766

NOTE 5 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$3,085	$3,085
Buildings, improvements and leaseholds	19,558	15,972
Machinery, equipment and fixtures	91,351	76,906
	113,994	95,963
Accumulated depreciation and amortization	(64,304)	(59,319)
Property, plant and equipment, net	$49,690	$36,644

Depreciation and amortization charges were $5.1 million, $4.3 million and $4.5 million in 2021, 2020 and 2019, respectively.

NOTE 6 – Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2021	2020
Credit Facilities:
Revolving credit facility due February 2026	$61,517	$17,589
Term loan due February 2024 (“2017 Term Loan”)	15,000	21,000
Term loan due January 2026 (“2018 Term Loan”)	40,238	49,524
	$116,755	$88,113
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	624	455
Long-term debt less current maturities	$100,845	$72,372

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (0.95% at December 31, 2021). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (0.93% for the revolving credit facility and 0.78% for the 2017 Term Loan at December 31, 2021). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2021, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: 2022 through 2023 - $6.0 million per year; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: 2022 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of December 31, 2021, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

The Company is a party to an interest rate swap with a total notional value of $6.8 million as of  December 31, 2021 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. During the years ended December 31, 2021, 2020 and 2019, a gain of $0.1 million, a loss of $0.3 million and a loss of $0.2 million, respectively, was recognized on the interest rate swap.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2021 are as follows (in thousands):

2022	$15,286
2023	15,286
2024	12,286
2025	9,286
2026	64,611
Thereafter	-
Total debt	$116,755

NOTE 7 – Income Tax Expense:

Aggregate income tax provisions consist of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$4,035	$12,997	$3,049
State and local	777	1,956	1,074
Foreign	2,033	486	502
	6,845	15,439	4,625
Deferred Taxes:
Deferred tax benefit	(3,158)	(5,009)	(1,405)

Income tax expense	$3,687	$10,430	$3,220

The significant components of the deferred income tax (liability) asset are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
Pension accruals	$4,023	$3,742
Operating reserves and other accruals	5,520	5,110
Tax credits	527	513
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(4,814)	(2,116)
Book carrying value in excess of tax basis of intangibles	(5,076)	(5,780)
Tax effect of revenue recognition standard ASC 606	-	(1,021)
Deferred expenses	(539)	(898)
Net deferred income tax liability	$(359)	$(450)

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	1.4%	1.3%	4.8%
Rate impacts due to foreign operations	(6.7%)	(4.5%)	(3.9%)
Changes in uncertain tax positions	(0.5%)	0.2%	1.7%
Compensation related	(1.6%)	2.3%	(0.2%)
Pension termination	(1.8%)	-	-
R&D tax credits	(0.4%)	(0.3%)	(0.9%)
Other	(0.3%)	0.3%	(1.4%)
Effective income tax rate	11.1%	20.3%	21.1%

The Tax Cuts and Jobs Act enacted on December 22, 2017 imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2021.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2021 and 2020, we had $0.9 million and $1.2 million, respectively, of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.9 million as of December 31, 2021 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2021	2020
Balance at the beginning of year	$993	$681
Additions based on tax positions related to the current year	94	134
Additions for tax positions of prior years	23	286
Reductions due to lapse of statute of limitations	(309)	(108)
Balance at the end of year	$801	$993

We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2021, 2020 and 2019, we recorded $0.1 million, $0.2 million and $0.2 million, respectively, for interest and penalties, net of tax benefits. During the years 2021, 2020 and 2019, we reduced the liability by $0.2 million, $0.1 million and $0.1 million, respectively, for interest and penalties due to lapse of statute of limitations. At December 31, 2021 and 2020, we had $0.2 million accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.3 million within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2018 and significant state examinations is 2015.

NOTE 8 – Benefit Plans:

Defined Benefit Plans

The Company had previously sponsored two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). Effective June 30, 2013, the Company no longer accrued additional benefits for future service or for future increases in compensation levels for the Company’s primary defined benefit pension plan. Effective December 31, 2014, the Company no longer accrued additional benefits for future service for the Company’s hourly defined benefit plan. During the year ended December 31, 2021, the Company completed the termination of its two noncontributory qualified defined benefit pension plans, which were fully funded. The Company settled its obligations under the plans by providing lump-sum payments of $14.3 million to eligible participants who elected to receive them and entering into an annuity purchase contract for the remaining liability of $3.1 million. Consequently, the Company recognized a settlement charge of $7.8 million during the year ended December 31, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss, the impact of remeasuring the plan assets and obligations at termination and additional benefits from asset surpluses paid and expected to be paid to plan participants. The pension plan terminations did not require a cash outlay by the Company. As of December 31, 2021, an asset surplus of $0.4 million remained undistributed in the pension plans that were terminated.

The Company is also the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several employees participate. The Company’s projected benefit obligation under the unfunded SERP was $15.5 million. Contributions to the plan are made in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s balance sheets at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021			2020
	Pension Plans	SERP	Total	Pension Plans	SERP	Total
Changes in benefit obligation:
Benefit obligation at beginning of year	$18,778	$14,337	$33,115	$18,114	$10,356	$28,470
Service cost	-	185	185	-	152	152
Interest cost	171	337	508	541	322	863
Actuarial loss	11	767	778	1,773	3,610	5,383
Benefits paid	(127)	(103)	(230)	(1,650)	(103)	(1,753)
Lump sum benefits paid	(17,430)	-	(17,430)	-	-	-
Amendments	711	-	711	-	-	-
Effect of settlement/curtailment	(1,983)	-	(1,983)	-	-	-
Benefit obligation at end of year	131	15,523	15,654	18,778	14,337	33,115

Changes in plan assets:
Fair value of plan assets at beginning of year	18,754	-	18,754	19,939	-	19,939
Actual return on assets	(637)	-	(637)	462	-	462
Employer contributions	(14)	103	89	-	103	103
Benefits paid	(127)	(103)	(230)	(1,647)	(103)	(1,750)
Lump sum benefits paid	(17,430)	-	(17,430)	-	-	-
Fair value of plan assets at end of year	546	-	546	18,754	-	18,754

Funded status at end of year	$415	$(15,523)	$(15,108)	$(24)	$(14,337)	$(14,361)

Amounts recognized in balance sheets:
Other assets	$415	$-	$415	$314	$-	$314
Other current liabilities	-	(103)	(103)	-	(101)	(101)
Long-term pension liability	-	(15,420)	(15,420)	(338)	(14,236)	(14,574)
Net amount recognized	$415	$(15,523)	$(15,108)	$(24)	$(14,337)	$(14,361)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$-	$6,698	$6,698	$8,227	$7,429	$15,656

Information for benefit plans with projected benefit obligation in excess of plan assets depicted as follows (in thousands):

	December 31,
	2021			2020
	Pension Plans	SERP	Total	Pension Plans	SERP	Total
Projected benefit obligation	$131	$15,523	$15,654	$18,778	$14,337	$33,115
Fair value of plan assets	(546)	-	(546)	(18,754)	-	(18,754)
Underfunded (Overfunded)	$(415)	$15,523	$15,108	$24	$14,337	$14,361

Components of net periodic benefit cost related to pension plans were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Interest cost on projected benefit obligation	$171	$541	$721
Expected return on plan assets	(597)	(1,555)	(1,491)
Recognized actuarial loss	376	539	643
Settlement loss	-	413	1,110
Pension plan termination charge	7,821	-	-
Net periodic pension cost after settlements	$7,771	$(62)	$983

The termination of the Company’s two noncontributory qualified defined benefit pension plans in 2021 resulted in a non-cash charge of $7.8 million during the year ended December 31, 2021. The pension settlement losses included in the table above resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company. The pension plan termination charge is presented as a separate line in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income.

Components of net periodic benefit cost related to the SERP were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Service cost - benefits earned during the period	$185	$152	$117
Interest cost on projected benefit obligation	337	322	363
Recognized actuarial loss	1,499	695	616
Net periodic pension cost after settlements	$2,021	$1,169	$1,096

The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income. The estimated net actuarial loss for the SERP that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.7 million.

The following table presents the weighted-average assumptions used to determine benefit obligations as of December 31, 2020 and 2021:

	Discount Rate			Long Term Rate of Return			Salary Scale
	Pension Plans			Pension Plans			Pension Plans
	Corporate	Plants	SERP	Corporate	Plants	SERP	Corporate	Plants	SERP
2020	2.36%	2.21%	2.36%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2021	N/A	N/A	2.59%	N/A	N/A	N/A	N/A	N/A	3.00%

The following table presents the weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2019, 2020 and 2021:

	Discount Rate			Long Term Rate of Return			Salary Scale
	Pension Plans			Pension Plans			Pension Plans
	Corporate	Plants	SERP	Corporate	Plants	SERP	Corporate	Plants	SERP
2019	4.14%	4.06%	4.14%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2020	3.12%	3.02%	3.12%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2021	2.36%	2.21%	2.36%	8.00%	8.00%	N/A	N/A	N/A	3.00%

The Company does not plan to contribute any significant amounts to its defined benefit pension plans in 2022.

The following table includes projected benefit payments for the years indicated (in thousands):

	Projected Benefit Payments
Year	Pension Plans	SERP	Total
2022	$131	$102	$233
2023	-	1,214	1,214
2024	-	606	606
2025	-	598	598
2026	-	598	598
2027-2031	-	4,406	4,406

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $4.6 million and $4.0 million at December 31, 2021 and 2020, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2021, 2020 and 2019, we recognized an investment gain of $0.6 million, $0.5 million and $0.7 million, respectively, on the cash surrender value of these life insurance contracts.

In 2013, we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $7.9 million and $5.0 million at December 31, 2021 and 2020, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $7.8 million and $4.8 million as of December 31, 2021 and 2020, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company expensed employer matching contributions of $1.6 million during each of the years ended December 31, 2021 and 2019. As a response to the COVID-19 pandemic, the Company elected not to make any discretionary contributions for the fiscal year 2019, and as a result, $1.2 million of accrued discretionary contributions as of December 31, 2019 were reversed during 2020. As a result, the Company recorded a net reversal in expense of $0.3 million relating to employer matching contributions during the year ended December 31, 2020.

NOTE 9 – Leases:

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. The Company’s leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that the Company’s leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2021, the Company had $5.8 million of operating lease liabilities ($2.1 million in other current liabilities and $3.7 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $8.2 million of operating lease right-of-use assets, which includes prepaid rent of $2.4 million. As of December 31, 2020, the Company had $2.7 million of operating lease liabilities ($1.1 million in other current liabilities and $1.6 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $3.8 million of operating lease right-of-use assets, which includes prepaid rent of $1.5 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating lease costs	$2,074	$2,000	$1,541
Short-term lease costs	602	541	302
Total lease costs	$2,676	$2,541	$1,843

Cash flow and noncash information related to our operating leases were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Operating cash flows – cash paid for operating lease liabilities	$1,732	$1,425	$1,320
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,945	$243	$782

Other supplemental information related to our operating leases was as follows:

	Years Ended December 31,
	2021	2020	2019
Weighted-average remaining lease term (in years)	3.1	2.8	3.6
Weighted average discount rate	4.74%	5.61%	5.61%

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$2,153
2023	1,925
2024	1,033
2025	865
2026	418
Thereafter	-
Total lease payments	6,394
Less imputed interest	577
Present value of lease liabilities	$5,817

NOTE 10 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The remaining payment for the BAMKO acquisition-related contingent consideration payable is $3.4 million, which is expected to be paid in the second quarter of 2022. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The remaining payment for the Tangerine acquisition-related contingent consideration payable is $1.4 million, which is expected to be paid in the second quarter of 2022. The purchase price to acquire substantially all of the assets of Sutter’s Mill in 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value for Sutter’s Mill acquisition-related contingent consideration payable as of December 31, 2021 was $2.6 million. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.4 million and $4.7 million. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability  may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 11 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 5,000,000 shares of common stock (subject to adjustment for expirations and cancellations of options outstanding from the previous plan) have been reserved for issuance under the 2013 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2021, the Company had 2,125,120 shares of common stock available for grant of share-based compensation under the 2013 Plan.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Stock options and SARs	$1,420	$1,321	$407
Restricted stock	2,241	777	835
Performance shares	349	432	243
Total share-based compensation expense	$4,010	$2,530	$1,485

Related income tax benefit	$760	$286	$262

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

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2021	2020	2019
Stock Options:
Risk free interest rate	0.2% - 1.6%	0.1% - 1.4%	1.7% - 2.5%
Expected award life (years)	3-10	3-10	3-10
Expected volatility	46.9% - 65.0%	35.6% - 61.5%	34.2% - 38.8%
Expected dividend yield	1.6% - 2.2%	1.9% - 5.3%	2.3% - 2.5%
Weighted average fair value per share at grant date	$9.91	$2.36	$3.96

SARs:
Risk free interest rate	0.2%	0.2% - 1.4%	2.4%
Expected award life (years)	3	3	3
Expected volatility	64.3%	35.6% - 55.8%	34.8%
Expected dividend yield	1.6%	3.6% - 5.3%	2.3%
Weighted average fair value per share at grant date	$10.09	$2.18	$3.97

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

A summary of stock option transactions during the year ended December 31, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	970,022	$12.92	3.74	$11,128
Granted	143,712	25.00
Exercised	(305,018)	10.27
Lapsed or cancelled	(28,778)	14.74
Outstanding, December 31, 2021	779,938	16.12	3.27	5,097
Exercisable, December 31, 2021	438,705	15.03	2.68	3,153

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2021, 2020 and 2019 had intrinsic values of $4.5 million, $1.2 million and $0.8 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company received $2.7 million, $1.9 million and $0.3 million, respectively, in cash from stock option exercises. Current tax benefits of $0.9 million, $0.2 million and $0.1 million were recognized for these exercises during the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, during the years ended December 31, 2021, 2020 and 2019, the Company received 17,365, 13,237 and 12,450 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 24,591, 19,232 and 33,172 shares, respectively, of its common stock. As of December 31, 2021, the Company had $0.9 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.2 years.

A summary of stock-settled SARs transactions during the year ended December 31, 2021 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2021	317,128	$13.47	3.36	$2,031
Granted	31,687	25.75
Exercised	(57,756)	12.54
Outstanding, December 31, 2021	291,059	14.99	2.65	2,205
Exercisable, December 31, 2021	129,268	16.40	1.83	777

SARs exercised during the years ended December 31, 2021 and 2020 had intrinsic values of $0.8 million and $0.3 million, respectively. There were no SARs exercised during the year ended December 31, 2019. Current tax benefits of $0.1 million were recognized for these exercises during each of the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had $0.2 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.0 year.

Restricted Stock

The Company has granted shares of restricted stock to directors and certain employees, which vest at a specified future date, generally after three years, over five years or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period.

A summary of restricted stock transactions during the year ended December 31, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	157,244	$16.84
Granted	345,015	20.99
Vested	(37,930)	21.61
Forfeited	(6,163)	21.64
Outstanding, December 31, 2021	458,166	19.51

As of December 31, 2021, the Company had $6.1 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 3.0 years.

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

A summary of performance share transactions during the year ended December 31, 2021 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2021	186,264	$18.28
Granted	116,405	22.13
Vested	(57,255)	17.54
Forfeited	(51,891)	15.73
Outstanding, December 31, 2021	193,523	21.50

As of December 31, 2021, the Company had $2.6 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 4.1 years.

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

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Net income used in the computation of basic and diluted net income per share (in thousands)	$29,440	$41,026	$12,066

Weighted average shares outstanding - basic	15,438,849	15,075,134	14,945,165
Dilutive common stock equivalents	652,221	433,286	321,243
Weighted average shares outstanding - diluted	16,091,070	15,508,420	15,266,408
Net income per share:
Basic	$1.91	$2.72	$0.81
Diluted	$1.83	$2.65	$0.79

Awards to purchase 171,522, 271,507 and 448,298 shares of common stock with weighted average exercise prices of $25.42, $19.77 and $19.73 were outstanding during the years ended December 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 13 – Other Current Liabilities:

Other current liabilities consisted of the following (in thousands)

	December 31,
	2021	2020
Salaries, wages, commissions and compensated absences	$17,374	$26,315
Contract liabilities	8,804	5,074
Accrued rebates	2,526	2,057
Current operating lease liabilities	2,088	1,124
401K profit sharing accrual	880	592
Other accrued expenses	7,317	9,508
Other current liabilities	$38,989	$44,670

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Years Ended December 31,
	2021	2020	2019
Uniforms and Related Products Segment:
Uniforms and related products	$244,370	$238,869	$233,657
Personal protective equipment	19,563	48,464	3,897
Total Uniforms and Related Products Segment	$263,933	$287,333	$237,554

Remote Staffing Solutions Segment:
Remote staffing solutions services	$64,312	$42,365	$36,490
Net intersegment eliminations	(7,101)	(5,157)	(4,854)
Total Remote Staffing Solutions Segment	$57,211	$37,208	$31,636

Promotional Products Segment:
Promotional products	$196,803	$119,441	$107,511
Personal protective equipment	19,039	82,715	-
Total Promotional Products Segment	$215,842	$202,156	$107,511

Consolidated Net Sales	$536,986	$526,697	$376,701

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2021	2020
Accounts receivable	$107,053	$101,902
Current contract assets	38,018	39,231
Current contract liabilities	8,804	5,074

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2020 were transferred to accounts receivable during the year ended December 31, 2021. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the year ended December 31, 2021, $4.4 million of revenue was recognized from the contract liabilities balance as of December 31, 2020.

NOTE 15 – Stock Repurchase Plan:

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. Under this program, the Company reacquired and retired 43,458 and 49,091 shares of its common stock during the years ended December 31, 2020 and 2019, respectively. The Company did not reacquire and retire shares of its common stock under this program during the year ended December 31, 2021. At December 31, 2021, the Company had 657,451 shares remaining under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income. No customer accounted for more than 10% of Company’s total net sales in 2021, 2020 and 2019. Amounts for corporate expenses are included in the totals for the Uniforms and Related Products segment.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2021:
Net sales	$263,933	$64,312	$215,842	$(7,101)	$536,986
Cost of goods sold	177,773	26,671	149,700	(3,172)	350,972
Gross margin	86,160	37,641	66,142	(3,929)	186,014
Selling and administrative expenses	76,234	23,756	45,999	(3,929)	142,060
Other periodic pension cost	1,786	-	-	-	1,786
Pension plan termination charge	7,821	-	-	-	7,821
Interest expense	1,147	-	73	-	1,220
Income (loss) before taxes on income	$(828)	$13,885	$20,070	$-	$33,127

Depreciation and amortization	$5,981	$1,483	$1,827	$-	$9,291
Capital expenditures	$13,592	$3,421	$683	$-	$17,696
Total assets	$295,190	$29,315	$145,740	$-	$470,245

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2020:
Net sales	$287,333	$42,365	$202,156	$(5,157)	$526,697
Cost of goods sold	187,364	18,032	134,486	(1,950)	337,932
Gross margin	99,969	24,333	67,670	(3,207)	188,765
Selling and administrative expenses	83,005	15,294	41,423	(3,207)	136,515
Other periodic pension cost	955	-	-	-	955
Gain on sale of property, plant and equipment	2,164	-	-	-	2,164
Interest expense	1,699	-	304	-	2,003
Income before taxes on income	$16,474	$9,039	$25,943	$-	$51,456

Depreciation and amortization	$5,845	$923	$1,364	$-	$8,132
Capital expenditures	$9,988	$1,578	$291	$-	$11,857
Total assets	$283,708	$21,799	$88,417	$-	$393,924

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Year Ended December 31, 2019:
Net sales	$237,554	$36,490	$107,511	$(4,854)	$376,701
Cost of goods sold	155,283	15,066	79,137	(1,714)	247,772
Gross margin	82,271	21,424	28,374	(3,140)	128,929
Selling and administrative expenses	73,003	13,642	23,777	(3,140)	107,282
Other periodic pension cost	1,962	-	-	-	1,962
Interest expense	3,178	-	1,221	-	4,399
Income before taxes on income	$4,128	$7,782	$3,376	$-	$15,286

Depreciation and amortization	$5,975	$963	$1,334	$-	$8,272
Capital expenditures	$8,150	$1,095	$427	$-	$9,672
Total assets	$258,916	$23,970	$76,047	$-	$358,933

NOTE 17 – Acquisition of Businesses:

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

The following table presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of Gifts by Design based on their estimated fair values as of the effective date of the transaction (in thousands):

Accounts receivable	$251
Prepaid expenses and other current assets	196
Property, plant and equipment	60
Intangible assets, net	3,673
Goodwill	2,417
Total assets	$6,597
Accounts payable	199
Other current liabilities	372
Total liabilities	$571

The Company recorded $3.7 million in identifiable intangibles at fair value, consisting of $2.5 million in acquired customer relationships and $1.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The brand name is considered an indefinite-life asset and as such is not being amortized. The Company recognized amortization expense on these acquired intangible assets of $0.3 million during the year ended December 31, 2021.

The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities.

Sutter’s Mill Specialties, Inc.

On December 2, 2021, the Company, principally through BAMKO, acquired substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) of Tempe, Arizona. Sutter’s Mill is a vertically integrated manufacturer of high quality, decorated promotional products. Sutter’s Mill has the capability to print on demand and create customized promotional programs and products for customers of any size.

The purchase price of the acquisition consisted of the following: (a) approximately $10.4 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three-year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash consideration at closing	$10,408
Restricted shares of Superior common stock issued	869
Contingent consideration	2,520
Total Consideration	$13,797

Assets Acquired and Liabilities Assumed

The table below presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of Sutter’s Mill based on their estimated fair values as of the effective date of the transaction. The assets and liabilities of Sutter’s Mill shown below are based on our preliminary estimates of their acquisition date fair values. Our final fair value determination  may be different than those shown below.

The following is our preliminary assignment of the aggregate consideration (in thousands):

Accounts receivable	$4,701
Inventories	9,149
Prepaid expenses and other current assets	135
Property, plant and equipment	1,043
Operating lease right-of-use assets	648
Intangible assets, net	2,031
Goodwill	894
Other assets	41
Total assets	$18,642
Accounts payable	3,209
Other current liabilities	389
Long-term debt	758
Long-term operating lease liabilities	489
Total liabilities	$4,845

The Company recorded $2.0 million in identifiable intangibles at fair value, consisting of $1.2 million in acquired customer relationships, $0.1 million for a non-compete agreement and $0.7 million for the Sutter's Mill Specialties trade name. The intangible assets associated with the customer relationships are being amortized for seven years and the non-compete agreement is being amortized for five years. The trade name is considered an indefinite-life asset and as such is not being amortized.

The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Sutter’s Mill was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition was deductible for U.S. income tax purposes.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described below.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

On March 21, 2022, the management and the Audit Committee of the Board of Directors of the Company concluded that, due to a failure to reverse deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans in the second quarter 2021, the Company's previously issued unaudited interim financial statements as of and for the periods ended June 30, 2021 and September 30, 2021 included in the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021 should be restated.

Specifically, management and the Audit Committee concluded that deferred tax liabilities on the Company’s balance sheet related to previous contributions to the pension plans in excess of book expense recognized should have been reversed when the Company recognized the $6.9 million pension termination charge in the quarter ended June 30, 2021. The impact of this reversal on the Company’s:

●	statements of comprehensive income for the three and six months ended June 30, 2021 and nine months ended September 30, 2021 is an additional tax benefit of approximately $1.8 million, and

●	balance sheet as of June 30, 2021 and September 30, 2021 is an increase in deferred tax assets of approximately $0.4 million and a decrease in deferred tax liabilities of approximately $1.4 million.

On March 23, 2022, the Company filed amendments to its quarterly reports on Form 10-Q for the periods ended June 30, 2021 and September 30, 2021 to reflect the restatements.

In connection with the restatement, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021 and September 30, 2021 and concluded that, in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that certain of the Company’s disclosure controls and procedures were not effective as of June 30, 2021 and September 30, 2021. Because the error was not discovered until after the end of the fiscal year and no remedial steps had been taken prior to the end of the fiscal year, management concluded that the same material weakness in the Company's internal control over financial reporting and deficiency in the Company's disclosure controls and procedures that existed at June 30, 2021 and September 30, 2021 continued to exist at December 31, 2021.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at December 31, 2021 and for the periods presented in accordance with U.S. GAAP.

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

Based on this evaluation, and as described further above, management has identified a material weakness relating to the accounting for income taxes as of December 31, 2021, principally related to the income tax provision and deferred tax accounts (liabilities and assets). We have determined that management’s review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the aforementioned areas of income taxes. Given the material weakness, we have concluded that internal control over financial reporting was ineffective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2022 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2022 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2021, including the 2013 Incentive Stock and Awards Plan:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	1,070,997	$15.81	2,125,120
Equity compensation Plans not approved by Security holders	-	-	-
Total	1,070,997		2,125,120

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2022 Annual Meeting of Shareholders

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2022 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2022 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
	(a)(1)	Financial Statements. The following financial statements of Superior Group of Companies, Inc. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements

	(a)(2)	Financial Statement Schedules.
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(a)(3)	Exhibits.
See Exhibit Index

SUPERIOR GROUP OF COMPANIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Superior Group of Companies, Inc., as amended on May 3, 2018, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Form 8-K filed on May 4, 2018 and incorporated herein by reference.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
4.2	Form of Common Stock Certificate of Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.3	Form of Senior Indenture, filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.4	Form of Subordinated Indenture, filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.5	Registration Rights Agreement, filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
10.1†	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
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

10.17

Stock Purchase Agreement by and among CID Resources, Inc., CID Resources Holdings LLC, the Direct and Indirect Equityholders of CID Resources Holdings LLC and Superior Uniform Group, Inc., dated as of May 2, 2018, filed as Exhibit 2.1 to the Form 8-K filed on May 3, 2018 and incorporated herein by reference.

10.18†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.
10.19	Second Amended and Restated Credit Agreement, dated as of February 8, 2021, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 10, 2021 and incorporated herein by reference.
10.20†,#	Employment Agreement, effective July 1, 2021, between Superior Group of Companies, Inc. and Philip Koosed, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.21†,#	Employment Agreement, effective July 1, 2021, between The Office Gurus, LLC and Dominic Leide, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.22†,#	Change in Control Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.23†,#	Retention Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.24†,#	Amended and Restated Performance Share Award, dated July 1, 2021, granted to Dominic Leide, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.25†, #	Performance Share Award, dated July 1, 2021, granted to Philip Koosed, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.26†	Restricted Stock Award, dated July 1, 2021, granted to Philip Koosed, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.27†	Restricted Stock Award, dated July 8, 2021, granted to Jordan Alpert, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.28†,#	Performance Share Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.29†	Restricted Stock Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.30†,#	Employment Agreement, effective July 1, 2021, between BAMKO, LLC and Jake Himelstein, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 and incorporated herein by reference.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
24.1*	Power of Attorney (included on the signature page hereto)

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†   Management contracts and compensatory plans and arrangements.

#   Portions omitted in accordance with Item 601(b) of Regulation S-K.

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

/s/ Michael Benstock
Michael Benstock, March 23, 2022
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Andrew D. Demott, Jr
Andrew D. Demott, Jr., March 23, 2022
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Sidney Kirschner	/s/ Venita Fields
Sidney Kirschner, March 23, 2022	Venita Fields, March 23, 2022
(Chairperson of the Board)	(Director)

/s/ Paul Mellini	/s/ Robin Hensley
Paul Mellini, March 23, 2022	Robin Hensley, March 23, 2022
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, March 23, 2022
(Director)