Form 10-Q
period 2022-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2022-05-04
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐
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

The number of shares of common stock of the registrant outstanding as of April 27, 2022 was 16,171,034 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$143,582	$140,847

Costs and expenses:
Cost of goods sold	93,801	91,804
Selling and administrative expenses	42,214	35,111
Other periodic pension costs	528	429
Interest expense	299	275
	136,842	127,619
Income before taxes on income	6,740	13,228
Income tax expense	1,510	2,750
Net income	$5,230	$10,478

Net income per share:
Basic	$0.33	$0.69
Diluted	$0.32	$0.66

Weighted average shares outstanding during the period:
Basic	15,679,027	15,221,336
Diluted	16,165,268	15,991,474

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$319	$714
Loss on cash flow hedging activities	(5)	(5)
Foreign currency translation adjustment	862	(647)
Other comprehensive income	1,176	62
Comprehensive income	$6,406	$10,540

Cash dividends per common share	$0.12	$0.10

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,315	$8,935
Accounts receivable, less allowance for doubtful accounts of $6,971 and $6,393, respectively	105,848	107,053
Accounts receivable - other	6,453	5,546
Inventories	129,514	120,555
Contract assets	40,923	38,018
Prepaid expenses and other current assets	21,196	19,162
Total current assets	312,249	299,269
Property, plant and equipment, net	52,034	49,690
Operating lease right-of-use assets	8,511	8,246
Intangible assets, net	59,380	60,420
Goodwill	39,652	39,434
Other assets	13,542	13,186
Total assets	$485,368	$470,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,858	$52,340
Other current liabilities	32,986	38,989
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	4,763	4,507
Total current liabilities	105,893	111,122
Long-term debt	114,740	100,845
Long-term pension liability	15,545	15,420
Long-term acquisition-related contingent liabilities	2,719	2,569
Long-term operating lease liabilities	3,956	3,729
Deferred tax liability	515	359
Other long-term liabilities	9,422	9,211
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,171,034 and 16,127,505 shares, respectively	16	16
Additional paid-in capital	70,685	69,351
Retained earnings	166,914	163,836
Accumulated other comprehensive income (loss), net of tax:
Pensions	(4,258)	(4,577)
Cash flow hedges	42	47
Foreign currency translation adjustment	(821)	(1,683)
Total shareholders’ equity	232,578	226,990
Total liabilities and shareholders’ equity	$485,368	$470,245

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2022 AND 2021
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options, net	10,746		298	(168)		130
Performance based shares issued	39,675					-
Restricted shares issued	140,754					-
Share-based compensation expense			832			832
Tax withheld on vesting of performance based shares			(372)			(372)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.10 per share)				(1,548)		(1,548)
Comprehensive income (loss):
Net earnings				10,478		10,478
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $114					714	714
Change in currency translation adjustment, net of taxes of $0					(647)	(647)
Balance, March 31, 2021	15,582,835	$15	$62,773	$150,734	$(12,139)	$201,383

Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13				(76)		(76)
Common shares issued upon exercise of options and SARs, net	15,702		354	(158)		196
Performance based shares issued	11,707					-
Restricted shares issued	23,677					-
Share-based compensation expense			1,212			1,212
Tax withheld on vesting of restricted shares and performance based shares	(7,557)		(232)			(232)
Cash dividends declared ($0.12 per share)				(1,918)		(1,918)
Comprehensive income (loss):
Net earnings				5,230		5,230
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $110					319	319
Change in currency translation adjustment, net of taxes of $0					862	862
Balance, March 31, 2022	16,171,034	$16	$70,685	$166,914	$(5,037)	$232,578

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,230	$10,478
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,923	2,217
Provision for bad debts - accounts receivable	639	359
Share-based compensation expense	1,212	832
Deferred income tax provision (benefit)	46	(1,145)
Change in fair value of acquisition-related contingent liabilities	406	1,199
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	760	(1,731)
Accounts receivable - other	(907)	(798)
Contract assets	(2,969)	(1,447)
Inventories	(8,713)	1,881
Prepaid expenses and other current assets	(1,897)	(331)
Other assets	(524)	(771)
Accounts payable and other current liabilities	(5,744)	(15,057)
Long-term pension liability	553	446
Other long-term liabilities	258	1,613
Net cash used in operating activities	(8,727)	(2,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,188)	(6,736)
Acquisition of businesses	(125)	(6,000)
Net cash used in investing activities	(4,313)	(12,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	62,858	72,359
Repayment of debt	(48,998)	(49,835)
Payment of cash dividends	(1,918)	(1,548)
Proceeds received on exercise of stock options	196	130
Tax withholdings on vesting of restricted shares and performance based shares	(232)	(372)
Tax benefit from vesting of acquisition-related restricted stock	-	171
Net cash provided by financing activities	11,906	20,905

Effect of currency exchange rates on cash	514	(175)
Net increase (decrease) in cash and cash equivalents	(620)	5,739
Cash and cash equivalents balance, beginning of period	8,935	5,172
Cash and cash equivalents balance, end of period	$8,315	$10,911

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

Superior services its Remote Staffing Solutions segment through multiple The Office Gurus® entities, including its subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic and the United States (collectively, “TOG”). TOG is primarily a near-shore premium provider of cost effective multilingual telemarketing and business process outsourced solutions.

The Promotional Products segment, through the BAMKO®, Public Identity®, Tangerine®, Gifts by Design™ and Sutter's Mill™ brands, services customers that purchase primarily promotional and related products. The segment currently has sales offices in the United States, Brazil and Canada with support services in China, Hong Kong and India.

Basis of presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the Securities and Exchange Commission. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The Company refers to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” The update changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. The Company adopted the new standard on January 1, 2022 using a modified retrospective transition approach by recognizing a cumulative-effect adjustment of $0.1 million to reduce our opening balance of retained earnings as of the adoption date. Prior period amounts have not been adjusted and continue to reflect our historical accounting.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$95,345	$90,395
Work in process	1,298	1,351
Raw materials	32,871	28,809
Inventories	$129,514	$120,555

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Credit Facilities:
Revolving credit facility due February 2026	$79,198	$61,517
Term loan due February 2024 (“2017 Term Loan”)	13,500	15,000
Term loan due January 2026 (“2018 Term Loan”)	37,917	40,238
	130,615	116,755
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	589	624
Long-term debt less current maturities	$114,740	$100,845

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.25% at March 31, 2022). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (1.08% for the revolving credit facility and 2017 Term Loan at March 31, 2022). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2022, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2022 - $4.5 million; 2023 - $6.0 million; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2022 - $6.9 million; 2023 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of  March 31, 2022, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

The Company is a party to an interest rate swap with a total notional value of $6.0 million as of March 31, 2022 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income. During the three months ended March 31, 2022, a gain of $0.1 million was recognized on the interest rate swap. No gain or loss was recognized on the interest rate swap during the three months ended  March 31, 2021.

NOTE 4 – Periodic Pension Expense:

The Company is the sponsor of an unfunded supplemental executive retirement plan in which several employees participate.

The Company had previously sponsored two noncontributory qualified defined benefit pension plans, providing for normal retirement at age 65, covering all eligible employees (as defined). During 2021, the Company completed the termination of its two noncontributory qualified defined benefit pension plans, which were fully funded. The pension plan terminations did not require a cash outlay by the Company. As of March 31, 2022, an asset surplus of $0.4 million remained undistributed in the pension plans that were terminated.

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Service cost - benefits earned during the period	$51	$46
Interest cost on projected benefit obligation	100	187
Expected return on plan assets	-	(358)
Recognized actuarial loss	428	600
Net periodic pension cost	$579	$475

The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income.

NOTE 5 – Net Sales:

For our Uniforms and Related Products and Promotional Products segments, revenue is primarily generated from the sale of finished products to customers. Revenue for our Uniforms and Related Products and Promotional Products segments is recognized when the performance obligations under the contract terms are satisfied. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue from the sale of personal protective equipment, including face masks, isolation gowns, sanitizers, gloves and COVID-19 testing kits, is generally recognized at a point in time when the goods are transferred to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation.

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Uniforms and Related Products Segment:
Uniforms and related products	$61,268	$58,029
Personal protective equipment	948	12,539
Total Uniforms and Related Products Segment	$62,216	$70,568

Remote Staffing Solutions Segment:
Remote staffing solutions services	$17,973	$13,030
Net intersegment eliminations	(2,043)	(1,625)
Total Remote Staffing Solutions Segment	$15,930	$11,405

Promotional Products Segment:
Promotional products	$61,758	$44,656
Personal protective equipment	3,678	14,218
Total Promotional Products Segment	$65,436	$58,874

Consolidated Net Sales	$143,582	$140,847

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable	$105,848	$107,053
Current contract assets	40,923	38,018
Current contract liabilities	9,180	8,804

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. A portion of the amounts included in contract assets on December 31, 2021 were transferred to accounts receivable during the three months ended March 31, 2022. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the three months ended March 31, 2022, $4.8 million of revenue was recognized from the contract liabilities balance as of December 31, 2021.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of BAMKO, Inc. (“BAMKO”) in 2016 included contingent consideration based on varying levels of BAMKO’s consolidated EBITDA in each measurement period through 2021. The remaining payment for the BAMKO acquisition-related contingent consideration payable is $3.4 million, which is expected to be paid in the second quarter of 2022. The purchase price to acquire substantially all of the assets of Tangerine Promotions, Ltd. and Tangerine Promotions West, Inc. (collectively “Tangerine”) in 2017 included contingent consideration based on varying levels of Tangerine’s EBITDA in each measurement period through 2021. The remaining payment for the Tangerine acquisition-related contingent consideration payable is $1.4 million, which is expected to be paid in the second quarter of 2022. The purchase price to acquire substantially all of the assets of Sutter’s Mill in 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value for Sutter’s Mill acquisition-related contingent consideration payable as of March 31, 2022 was $2.7 million. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.4 million and $4.7 million. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options and SARs	$360	$452
Restricted stock	619	203
Performance shares	233	177
Total share-based compensation expense	$1,212	$832

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

A summary of stock option transactions during the three months ended March 31, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	779,938	$16.12	3.27	$5,097
Granted(1)	103,203	20.13
Exercised	(21,108)	16.25
Lapsed or cancelled	(7,252)	17.85
Outstanding, March 31, 2022	854,781	16.59	3.33	2,939
Exercisable, March 31, 2022	564,335	13.87	2.66	2,755

(1)	The weighted average grant date fair value of stock options granted was $7.84 per share.

As of March 31, 2022, the Company had $1.5 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.4 years.

A summary of stock-settled SARs transactions during the three months ended March 31, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	291,059	$14.99	2.65	$2,205
Granted(1)	37,297	20.13
Exercised	(24,836)	15.16
Lapsed or cancelled	(2,308)	16.97
Outstanding, March 31, 2022	301,212	15.60	2.88	1,227
Exercisable, March 31, 2022	232,228	13.48	2.43	1,227

(1)	The weighted average grant date fair value of SARs granted was $7.84 per share.

As of March 31, 2022, the Company had $0.4 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.5 years.

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

A summary of restricted stock transactions during the three months ended March 31, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	458,166	$19.51
Granted	23,677	20.52
Vested	(55,039)	19.50
Outstanding, March 31, 2022	426,804	19.57

As of March 31, 2022, the Company had $6.0 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.8 years.

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

A summary of performance share transactions during the three months ended March 31, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	193,523	$21.50
Granted	59,578	19.55
Vested	(15,750)	16.97
Outstanding, March 31, 2022	237,351	21.31

As of March 31, 2022, the Company had $3.5 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 4.2 years.

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

For the three months ended March 31, 2022, the Company recorded a provision for income taxes of $1.5 million, which represents an effective tax rate of 22.4%. For the three months ended March 31, 2021, the Company recorded a provision for income taxes of $2.8 million, which represents an effective tax rate of 20.8%.

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

The following table presents a reconciliation of basic and diluted net income per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income used in the computation of basic and diluted net income per share (in thousands)	$5,230	$10,478

Weighted average shares outstanding - basic	15,679,027	15,221,336
Dilutive common stock equivalents	486,241	770,138
Weighted average shares outstanding - diluted	16,165,268	15,991,474
Net income per share:
Basic	$0.33	$0.69
Diluted	$0.32	$0.66

Awards to purchase 415,529 and 132,200 shares of common stock with weighted average exercise prices of $23.29 and $25.75 per share were outstanding during the three months ended March 31, 2022 and 2021, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended March 31, 2022:
Net sales	$62,216	$17,973	$65,436	$(2,043)	$143,582
Cost of goods sold	41,652	7,292	45,769	(912)	93,801
Gross margin	20,564	10,681	19,667	(1,131)	49,781
Selling and administrative expenses	21,317	6,372	15,656	(1,131)	42,214
Other periodic pension cost	528	-	-	-	528
Interest expense	244	-	55	-	299
Income before taxes on income	$(1,525)	$4,309	$3,956	$-	$6,740

Depreciation and amortization	$1,843	$495	$585	$-	$2,923
Capital expenditures	$1,947	$1,931	$310	$-	$4,188
Total assets	$304,752	$33,429	$147,187	$-	$485,368

	Uniforms and Related Products	Remote Staffing Solutions	Promotional Products	Intersegment Eliminations	Total
As of and For the Three Months Ended March 31, 2021:
Net sales	$70,568	$13,030	$58,874	$(1,625)	$140,847
Cost of goods sold	46,725	5,309	40,458	(688)	91,804
Gross margin	23,843	7,721	18,416	(937)	49,043
Selling and administrative expenses	20,382	4,722	10,944	(937)	35,111
Other periodic pension cost	429	-	-	-	429
Interest expense	261	-	14	-	275
Income before taxes on income	$2,771	$2,999	$7,458	$-	$13,228

Depreciation and amortization	$1,433	$294	$490	$-	$2,217
Capital expenditures	$6,176	$407	$153	$-	$6,736
Total assets	$286,183	$23,090	$105,750	$-	$415,023

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

The purchase price of the acquisition consisted of the following: (a) approximately $10.5 million in cash, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash consideration	$10,533
Restricted shares of Superior common stock issued	869
Contingent consideration	2,520
Total Consideration	$13,922

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

The following is our preliminary assignment of the aggregate consideration (in thousands):

Accounts receivable	$4,701
Inventories	9,149
Prepaid expenses and other current assets	135
Property, plant and equipment	1,043
Operating lease right-of-use assets	648
Intangible assets, net	2,031
Goodwill	1,019
Other assets	41
Total assets	$18,767
Accounts payable	3,209
Other current liabilities	389
Long-term debt	758
Long-term operating lease liabilities	489
Total liabilities	$4,845

In the first quarter of 2022, an adjustment to increase goodwill by $0.1 million was made to the initial amounts recorded, which relates to additional consideration paid by the Company to the seller.

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

NOTE 12 – Subsequent Event:

Effective  May 1, 2022, the Company, through BAMKO, closed on the acquisition of substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) cash at closing, subject to working capital adjustments, (b) the potential for future payment in additional contingent consideration through May 1, 2025, and (c) the issuance of restricted shares of the Company’s common stock that vest over a three-year period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; changes in the healthcare, retail, hotel, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

On December 2, 2021, the Company, principally through BAMKO, acquired substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) of Tempe, Arizona. Sutter's Mill is a vertically integrated manufacturer of high quality, decorated promotional products. Sutter's Mill has the capability to print on demand and create customized promotional programs and products for customers of any size. The purchase price of the acquisition consisted of the following: (a) approximately $10.5 million in cash, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three-year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

Effective May 1, 2022, the Company, through BAMKO, closed on the acquisition of substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) cash at closing, subject to working capital adjustments, (b) the potential for future payment in additional contingent consideration through May 1, 2025, and (c) the issuance of restricted shares of the Company’s common stock that vest over a three-year period.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Uniforms and Related Products, (2) Remote Staffing Solutions, and (3) Promotional Products.

Uniforms and Related Products

In our Uniforms and Related Products segment, we manufacture and sell a wide range of uniforms, career apparel and accessories. Our primary products are service apparel, such as scrubs, lab coats, protective apparel and patient gowns, provided to the healthcare industry, and service apparel, such as uniforms, provided to workers employed by our customers in various industries, including retail, hotel, food service, transportation and other industries. We sell our brands of healthcare service apparel primarily to healthcare laundries, dealers, distributors and retailers. The COVID-19 pandemic initially created increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share. Sales of uniforms are impacted by our customers’ opening and closing of locations and reductions, increases, and turnover of employees. The COVID-19 pandemic reduced demand for uniform apparel in many of our customers’ industries, such as the restaurant, transportation and hospitality industries. This, however, was partially offset by demand from customers in certain retail industries, such as grocery and pharmacy customers. The economic environment in the United States is continuing to return to pre-pandemic economic activity levels. While we continue to source some personal protective equipment for our customers, we anticipate that demand for personal protective equipment, including for our Uniforms and Related Products segment, will continue to decline. Based on the longer-term fundamentals of our uniforms business, however, we believe that we have growth opportunities to expand our market share.

Remote Staffing Solutions

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, Dominican Republic, and the United States, initially started to support the Company’s back office needs while improving overall efficiencies and lowering operating costs. After years of consistently improving key performance indicators, lowering costs and providing exceptional service to our Uniforms and Related Products segment in areas such as order entry, cash collections, vendor payables processing, customer service, sales, and others, The Office Gurus started selling their services to outside companies in 2009. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. Although the COVID-19 pandemic has generated uncertainties for our customers and their industries, we continue to see increased demand for our services. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

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

In responding to the needs of our customers, we have sourced personal protective equipment, including face masks, isolation gowns, sanitizers, gloves and COVID-19 testing kits, which contributed $3.7 million and $0.9 million to net sales during the three months ended March 31, 2022 for our Promotional Products segment and Uniforms and Related Products segment, respectively. Personal protective equipment net sales for our Promotional Products segment and Uniforms and Related Products segment were $14.2 million and $12.5 million, respectively, during the three months ended March 31, 2021.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net Sales (in thousands):
	Three Months Ended March 31,
	2022	2021	% Change
Uniforms and Related Products	$62,216	$70,568	(11.8%)
Remote Staffing Solutions	17,973	13,030	37.9%
Promotional Products	65,436	58,874	11.1%
Net intersegment eliminations	(2,043)	(1,625)	25.7%
Consolidated Net Sales	$143,582	$140,847	1.9%

Net sales for the Company increased 1.9% from $140.8 million for the three months ended March 31, 2021 to $143.6 million for the three months ended March 31, 2022. The principal components of this aggregate increase in net sales were as follows: (1) a decrease in net sales for our Uniforms and Related Products segment (contributing (5.9%)), (2) an increase in net sales for our Promotional Products segment (contributing 4.7%), and (3) an increase in net sales for our Remote Staffing Solutions segment after intersegment eliminations (contributing 3.1%).

Uniforms and Related Products net sales decreased 11.8%, or $8.4 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease of $11.6 million in sales of personal protective equipment driven by the progression of the COVID-19 pandemic. This decrease was partially offset by an increase in demand for uniform apparel as a number of our customers’ industries, such as the restaurant, transportation and hospitality industries, have mostly recovered from the effects of the COVID-19 pandemic.

Remote Staffing Solutions net sales increased 37.9% before intersegment eliminations and 39.7% after intersegment eliminations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. These increases were primarily attributed to our providing continued services in the current year period to our customer base that was expanded during 2021 and the onboarding of new customers in 2022.

Promotional Products net sales increased 11.1%, or $6.6 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $17.1 million in net sales in our core promotional products business, partially offset by a decrease of $10.5 million in net sales of personal protective equipment. The increase in net sales in our core promotional products business was primarily driven by the acquisition of Sutter's Mill in December 2021 that contributed to an increase of net sales of $7.1 million, the growth of our customer base through continued market penetration experienced in 2021 and improved market conditions. The sale of personal protective equipment during the three months ended March 31, 2021 was driven by market demand as a result of the progression of the COVID-19 pandemic.

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

As a percentage of net sales, cost of goods sold for our Uniforms and Related Products segment was 66.9% for the three months ended March 31, 2022 and 66.2% for the three months ended March 31, 2021. The percentage increase was primarily driven by higher logistical costs during the current year period. Interruptions in global supply chains have led to higher logistical costs and are expected to continue in 2022, however, the extent to which we will be impacted is dependent on a number of factors that are difficult to predict. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Remote Staffing Solutions segment was 40.6% for the three months ended March 31, 2022 and 40.7% for the three months ended March 31, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

As a percentage of net sales, cost of goods sold for our Promotional Products segment was 69.9% for the three months ended March 31, 2022 and 68.7% for the three months ended March 31, 2021. The percentage increase was primarily the result of differences in the mix of products and customers and higher logistical costs during the current year period.

Selling and Administrative Expenses

Selling and administrative expenses increased 20.2%, or $7.1 million, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in employee costs, which was mostly driven by increases in headcount and sales commissions, and an increase in depreciation and amortization expense.

As a percentage of net sales, selling and administrative expenses for our Uniforms and Related Products segment was 34.3% for the three months ended March 31, 2022 and 28.9% for the three months ended March 31, 2021. The percentage increase was primarily due to a decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them, and increases in depreciation expense and third-party professional services.

As a percentage of net sales, selling and administrative expenses for our Remote Staffing Solutions segment was 35.5% for the three months ended March 31, 2022 and 36.2% for the three months ended March 31, 2021. As a percentage of net sales, selling and administrative expenses remained relatively flat.

As a percentage of net sales, selling and administrative expenses for our Promotional Products segment was 23.9% for the three months ended March 31, 2022 and 18.6% for the three months ended March 31, 2021. The percentage increase was primarily attributed to decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them, and increased investment to support future growth of this business, including the expansion of our workforce.

Interest Expense

Interest expense was $0.3 million for each of the three months ended March 31, 2022 and 2021.

Income Taxes

The effective income tax rate was 22.4% and 20.8% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

Cash and cash equivalents decreased by $0.6 million to $8.3 million as of March 31, 2022 from $8.9 million on December 31, 2021. Working capital increased to $206.4 million at March 31, 2022 from $188.1 million at December 31, 2021. The increase in working capital was primarily due to an increase in inventories and a decrease in other current liabilities. The increase in inventories was primarily driven by the timing of inventory purchases within our Uniforms and Related Products segment. The decrease in other current liabilities was primarily related to accruals as of December 31, 2021 associated with the Company’s performance in 2021, that were paid in 2022, including accrued compensation.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(8,727)	$(2,255)
Investing activities	(4,313)	(12,736)
Financing activities	11,906	20,905
Effect of exchange rates on cash	514	(175)
Net increase (decrease) in cash and cash equivalents	$(620)	$5,739

Operating Activities. The increase in net cash used in operating activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to increased cash outflows for inventory and selling and administrative expenses, partially offset by decreased cash outflows for accounts payable and other current liabilities. Working capital cash changes during the three months ended March 31, 2022 included an increase of $8.7 million in inventories and a decrease of $5.7 million in accounts payable and other current liabilities. Working capital cash changes during the three months ended March 31, 2021 included a decrease of $15.1 million in accounts payable and other current liabilities.

Investing Activities. The decrease in net cash used in investing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to $6.0 million of cash paid for the acquisition of Gifts by Design in 2021 and a decrease in capital expenditures of $2.5 million primarily related to the expansion of our distribution facility in Eudora, Arkansas, in 2021. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.

Financing Activities. The decrease in net cash provided by financing activities during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a decrease in net borrowings of $9.0 million in debt.

Credit Facilities (See Note 3 to the Financial Statements)

As of March 31, 2022, the Company had approximately $130.6 million in outstanding borrowings under its credit facilities with Truist Bank, consisting of $79.2 million outstanding under the revolving credit facility, $13.5 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $37.9 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (1.25% at March 31, 2022). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (1.08% for the revolving credit facility and 2017 Term Loan at March 31, 2022). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. At March 31, 2022, the Company had undrawn capacity of $45.8 million under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2022 - $4.5 million; 2023 - $6.0 million; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2022 - $6.9 million; 2023 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of March 31, 2022, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the three months ended March 31, 2022 and 2021, the Company paid cash dividends of $1.9 million and $1.5 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At March 31, 2022, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2022 would have resulted in approximately $0.3 million in additional pre-tax interest expense for the three months ended March 31, 2022. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are not denominated in U.S. dollars. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of March 31, 2022, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Promotional Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the three months ended March 31, 2022 and 2021, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the three months ended March 31, 2022 and 2021 included a foreign currency translation adjustment gain of $0.9 and a foreign currency translation adjustment loss of $0.6 million, respectively, primarily related to exchange rate movements of the Brazilian real.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Andrew D. Demott, Jr., of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described below and as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness relating to the accounting for income taxes as of December 31, 2021, principally related to the income tax provision and deferred tax accounts (liabilities and assets). The Company determined that management’s review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the aforementioned areas of income taxes. As of March 31, 2022, this material weakness has not been remediated.

Notwithstanding the identified material weakness, management, including the Company’s principal executive officer and principal financial officer, have determined, based on the procedures they have performed, that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at the Evaluation Date, and for the periods presented, in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2022, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 to January 31, 2022	-	$-	-
February 1, 2022 to February 28, 2022	-	-	-
March 1, 2022 to March 31, 2022	-	-	-
Total	-	-	-	657,451

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

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2022	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2022
	By	/s/ Andrew D. Demott, Jr.
Andrew D. Demott, Jr.
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)