Form 10-Q
period 2022-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2022-08-08
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

The number of shares of common stock of the registrant outstanding as of July 28, 2022 was 16,318,059 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,
	2022	2021
Net sales	$147,933	$130,787

Costs and expenses:
Cost of goods sold	99,800	83,629
Selling and administrative expenses	45,969	33,906
Goodwill impairment charge	24,458	-
Intangible assets impairment charge	5,581	-
Other periodic pension costs	528	440
Pension plan termination charge	-	6,945
Interest expense	583	330
	176,919	125,250
Income (loss) before taxes on income	(28,986)	5,537
Income tax benefit	(2,311)	(840)
Net income (loss)	$(26,675)	$6,377

Net income (loss) per share:
Basic	$(1.70)	$0.41
Diluted	$(1.70)	$0.40

Weighted average shares outstanding during the period:
Basic	15,732,264	15,433,412
Diluted	15,732,264	16,087,736

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$319	$391
Recognition of net losses included in pension plan termination charges	-	5,230
Loss on cash flow hedging activities	(5)	(6)
Foreign currency translation adjustment	(763)	1,033
Other comprehensive income (loss)	(449)	6,648
Comprehensive income (loss)	$(27,124)	$13,025

Cash dividends per common share	$0.14	$0.12

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Six Months Ended June 30,
	2022	2021
Net sales	$291,515	$271,634

Costs and expenses:
Cost of goods sold	193,601	175,433
Selling and administrative expenses	88,183	69,017
Goodwill impairment charge	24,458	-
Intangible assets impairment charge	5,581	-
Other periodic pension costs	1,056	869
Pension plan termination charge	-	6,945
Interest expense	882	605
	313,761	252,869
Income (loss) before taxes on income	(22,246)	18,765
Income tax expense (benefit)	(801)	1,910
Net income (loss)	$(21,445)	$16,855

Net income (loss) per share:
Basic	$(1.37)	$1.10
Diluted	$(1.37)	$1.05

Weighted average shares outstanding during the period:
Basic	15,705,646	15,327,374
Diluted	15,705,646	16,039,605

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$638	$1,105
Recognition of net losses included in pension plan termination charges	-	5,230
Loss on cash flow hedging activities	(10)	(11)
Foreign currency translation adjustment	99	386
Other comprehensive income	727	6,710
Comprehensive income (loss)	$(20,718)	$23,565

Cash dividends per common share	$0.26	$0.22

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,305	$8,935
Accounts receivable, less allowance for doubtful accounts of $7,248 and $6,393, respectively	110,375	107,053
Accounts receivable - other	4,217	5,546
Inventories	127,036	120,555
Contract assets	46,088	38,018
Prepaid expenses and other current assets	20,367	19,162
Total current assets	318,388	299,269
Property, plant and equipment, net	52,970	49,690
Operating lease right-of-use assets	9,513	8,246
Deferred tax asset	1,440	-
Intangible assets, net	58,429	60,420
Goodwill	21,587	39,434
Other assets	11,353	13,186
Total assets	$473,680	$470,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,569	$52,340
Other current liabilities	40,630	38,989
Current portion of long-term debt	15,286	15,286
Current portion of acquisition-related contingent liabilities	1,304	4,507
Total current liabilities	105,789	111,122
Long-term debt	133,407	100,845
Long-term pension liability	15,679	15,420
Long-term acquisition-related contingent liabilities	2,754	2,569
Long-term operating lease liabilities	4,495	3,729
Deferred tax liability	-	359
Other long-term liabilities	8,411	9,211
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,318,059 and 16,127,505 shares, respectively	16	16
Additional paid-in capital	70,629	69,351
Retained earnings	137,986	163,836
Accumulated other comprehensive income (loss), net of tax:
Pensions	(3,939)	(4,577)
Cash flow hedges	37	47
Foreign currency translation adjustment	(1,584)	(1,683)
Total shareholders’ equity	203,145	226,990
Total liabilities and shareholders’ equity	$473,680	$470,245

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2022 AND 2021
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2021	15,582,835	$15	$62,773	$150,734	$(12,139)	$201,383
Common shares issued upon exercise of options and SARs, net	219,412	1	2,001	(10)		1,992
Performance based shares issued	3,148					-
Restricted shares issued	19,135					-
Share-based compensation expense			837			837
Tax withheld on vesting of performance based shares			(33)			(33)
Cash dividends declared ($0.12 per share)				(1,889)		(1,889)
Comprehensive income (loss):
Net income				6,377		6,377
Cash flow hedges, net of taxes of $1					(6)	(6)
Pensions, net of taxes of $2,755					5,621	5,621
Change in currency translation adjustment, net of taxes of $0					1,033	1,033
Balance, June 30, 2021	15,824,530	$16	$65,578	$155,212	$(5,491)	$215,315

Balance, April 1, 2022	16,171,034	$16	$70,685	$166,914	$(5,037)	$232,578
Common shares issued upon exercise of options and SARs, net	32,309		299			299
Restricted shares issued, net of forfeitures	(1,834)					-
Restricted shares issued in conjunction with acquisition of business	116,550		2,000			2,000
Share-based compensation expense			1,242			1,242
Written put option			(3,597)			(3,597)
Cash dividends declared ($0.14 per share)				(2,253)		(2,253)
Comprehensive income (loss):
Net loss				(26,675)		(26,675)
Cash flow hedges, net of taxes of $0					(5)	(5)
Pensions, net of taxes of $110					319	319
Change in currency translation adjustment, net of taxes of $0					(763)	(763)
Balance, June 30, 2022	16,318,059	$16	$70,629	$137,986	$(5,486)	$203,145

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six MONTHS ENDED June 30, 2022 AND 2021
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	230,158	1	2,299	(178)		2,122
Performance based shares issued	42,823					-
Restricted shares issued	159,889					-
Share-based compensation expense			1,669			1,669
Tax withheld on vesting of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.22 per share)				(3,437)		(3,437)
Comprehensive income (loss):
Net income				16,855		16,855
Cash flow hedges, net of taxes of $2					(11)	(11)
Pensions, net of taxes of $2,641					6,335	6,335
Change in currency translation adjustment, net of taxes of $0					386	386
Balance, June 30, 2021	15,824,530	$16	$65,578	$155,212	$(5,491)	$215,315

Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13				(76)		(76)
Common shares issued upon exercise of options and SARs, net	48,011		653	(158)		495
Performance based shares issued	11,707					-
Restricted shares issued, net of forfeitures	21,843					-
Restricted shares issued in conjunction with acquisition of business	116,550		2,000			2,000
Share-based compensation expense			2,454			2,454
Tax withheld on vesting of restricted shares and performance based shares	(7,557)		(232)			(232)
Written put option			(3,597)			(3,597)
Cash dividends declared ($0.26 per share)				(4,171)		(4,171)
Comprehensive income (loss):
Net loss				(21,445)		(21,445)
Cash flow hedges, net of taxes of $1					(10)	(10)
Pensions, net of taxes of $220					638	638
Change in currency translation adjustment, net of taxes of $0					99	99
Balance, June 30, 2022	16,318,059	$16	$70,629	$137,986	$(5,486)	$203,145

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,445)	$16,855
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,103	4,373
Goodwill impairment charge	24,458	-
Intangible assets impairment charge	5,581	-
Inventory write-downs	4,795	924
Provision for bad debts - accounts receivable	1,282	1,244
Share-based compensation expense	2,454	1,669
Deferred income tax benefit	(2,018)	(2,926)
Change in fair value of acquisition-related contingent liabilities	626	1,741
Pension plan termination charge	-	6,945
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(3,025)	(896)
Accounts receivable - other	458	(1,392)
Contract assets	(8,176)	(1,868)
Inventories	(9,377)	(9,662)
Prepaid expenses and other current assets	(925)	(2,565)
Other assets	1,812	(1,401)
Accounts payable and other current liabilities	(7,325)	(14,535)
Payment of acquisition-related contingent liabilities	(3,346)	(4,220)
Long-term pension liability	1,116	384
Other long-term liabilities	(693)	2,320
Net cash used in operating activities	(7,645)	(3,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,039)	(11,326)
Acquisition of businesses	(11,202)	(6,026)
Net cash used in investing activities	(18,241)	(17,352)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	117,790	127,574
Repayment of debt	(85,299)	(101,801)
Payment of cash dividends	(4,171)	(3,437)
Payment of acquisition-related contingent liabilities	(1,416)	(1,641)
Proceeds received on exercise of stock options	495	2,122
Tax withholdings on vesting of restricted shares and performance based shares	(232)	(405)
Tax benefit from vesting of acquisition-related restricted stock	-	171
Net cash provided by financing activities	27,167	22,583

Effect of currency exchange rates on cash	89	137
Net increase in cash and cash equivalents	1,370	2,358
Cash and cash equivalents balance, beginning of period	8,935	5,172
Cash and cash equivalents balance, end of period	$10,305	$7,530

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

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, tech, transportation and other industries. The segment currently has sales offices in the United States, Brazil and Canada, with support services in China and India.

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare® and WonderWink®, manufactures (through third parties or its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

Superior’s Contact Centers segment, through multiple The Office Gurus® entities, including subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic and the United States (collectively, “TOG”), provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

Change in Reportable Segments

Beginning with the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. Prior to implementing the current segment reporting, the Company’s Uniforms and Related Products segment included healthcare apparel, uniforms and corporate overhead. As part of the change in reportable segments, the uniforms business was combined with the previous Promotional Products segment to form the Branded Products segment, the healthcare apparel business became its own segment named Healthcare Apparel and income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are no longer presented in segment results. The previous Remote Staffing Solutions segment was renamed Contact Centers segment. All prior period segment information has been recast to reflect this change in reportable segments. Refer to Note 10 for additional information. Additionally, as a result of this re-segmentation, the Company performed a quantitative goodwill impairment test. Refer to Note 11 for additional information.

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

The Company refers to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income (loss),” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications to conform to the presentation used in the current period. Reclassifications only impact items within net cash used in operating activities and Note 11 and had no effect on reported total net cash provided by (used in) operating, financing and investing activities, statements of comprehensive income, balance sheets or statements of shareholders’ equity.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$97,835	$90,395
Work in process	1,008	1,351
Raw materials	28,193	28,809
Inventories	$127,036	$120,555

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Credit Facilities:
Revolving credit facility due February 2026	$101,651	$61,517
Term loan due February 2024 (“2017 Term Loan”)	12,000	15,000
Term loan due January 2026 (“2018 Term Loan”)	35,595	40,238
	149,246	116,755
Less:
Payments due within one year included in current liabilities	15,286	15,286
Debt issuance costs	553	624
Long-term debt less current maturities	$133,407	$100,845

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (2.30% at June 30, 2022). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (2.13% for the revolving credit facility and 2017 Term Loan at June 30, 2022). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2022, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2022 - $3.0 million; 2023 - $6.0 million; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2022 - $4.6 million; 2023 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of  June 30, 2022, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

The Company is a party to an interest rate swap with a total notional value of $5.3 million as of June 30, 2022 pursuant to which it makes fixed payments and receives floating payments. The Company entered into the interest rate swap to offset changes in expected cash flows due to fluctuations in the associated variable interest rates. The Company’s interest rate swap expires in February 2024. The interest rate swap is not designated as a hedge transaction. Changes in fair value and gains and losses on settlement on the interest rate swap are recognized in interest expense in our statements of comprehensive income (loss). During the six months ended June 30, 2022, a gain of $0.1 million was recognized on the interest rate swap. No gain or loss was recognized on the interest rate swap during the six months ended June 30, 2021.

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

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost - benefits earned during the period	$51	$46	$102	$92
Interest cost on projected benefit obligation	100	153	200	340
Expected return on plan assets	-	(239)	-	(597)
Recognized actuarial loss	428	526	856	1,126
Pension plan termination charge	-	6,945	-	6,945
Net periodic pension cost	$579	$7,431	$1,158	$7,906

The service cost component is included in selling and administrative expenses in our statements of comprehensive income (loss) and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income (loss).

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

NOTE 5 – Net Sales:

For our Branded Products and Healthcare Apparel segments, revenue is primarily generated from the sale of finished products to customers. Revenues for our Branded Products and Healthcare Apparel segments are recognized when the performance obligations under the contract terms are satisfied. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue from the sale of personal protective equipment, including facemasks, isolation gowns, sanitizers, gloves and COVID-19 testing kits, is generally recognized at a point in time when the goods are transferred to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation.

For our Contact Centers segment, revenue is generated from providing our customers with contact center services. Revenue for our Contact Centers segment is recognized as services are delivered.

Revenue is measured at the amount of consideration we expect to receive in exchange for the goods or services. Variable consideration for estimated returns, allowances and other price variances is recorded based upon historical experience and current allowance programs. Contract terms may involve variable consideration clauses such as sales discounts and customer rebates, and revenue is adjusted accordingly for these provisions. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The promised amount of consideration in a contract is not adjusted for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised good or service to a customer and when the customer pays for that product or service will be one year or less. Sales taxes are excluded from the measurement of a performance obligation’s transaction price. Sales commissions are expensed as incurred when we expect that the amortization period of such costs will be one year or less.

Consistent with the Company’s change in reportable segments described in Note 10, the Company has changed its presentation of disaggregated revenue to align with the new segment structure. The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Branded Products Segment:
Branded products	$101,078	$74,567	$194,245	$146,399
Personal protective equipment	961	4,654	4,877	26,614
Total Branded Products Segment	$102,039	$79,221	$199,122	$173,013

Healthcare Apparel Segment:
Healthcare apparel	$25,635	$35,593	$55,493	$66,446
Personal protective equipment	653	2,057	1,363	6,854
Total Healthcare Apparel Segment	$26,288	$37,650	$56,856	$73,300

Contact Centers Segment:
Contact centers services	$21,466	$15,653	$39,440	$28,683
Net intersegment eliminations	(1,860)	(1,737)	(3,903)	(3,362)
Total Contact Centers Segment	$19,606	$13,916	$35,537	$25,321

Consolidated Net Sales	$147,933	$130,787	$291,515	$271,634

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable	$110,375	$107,053
Current contract assets	46,088	38,018
Current contract liabilities	7,910	8,804

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2021 were transferred to accounts receivable during the six months ended June 30, 2022. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the six months ended June 30, 2022, $6.7 million of revenue was recognized from the contract liabilities balance as of December 31, 2021.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value of Sutter’s Mill acquisition-related contingent consideration payable as of June 30, 2022 was $2.9 million, of which $1.3 million is expected to be paid in the second quarter of 2023. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.2 million and $4.7 million. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of June 30, 2022 was $1.2 million. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.5 million and $2.4 million. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income (loss). The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and SARs	$381	$326	$741	$778
Restricted stock	985	435	1,604	638
Performance shares	(124)	76	109	253
Total share-based compensation expense	$1,242	$837	$2,454	$1,669

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

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest either one or two years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs. Stock options and SARs granted in tandem with stock options are subject to accelerated vesting under certain circumstances as outlined in the 2013 Incentive Stock and Awards Plan (the “2013 Plan”) or 2022 Equity Incentive and Awards Plan (the “2022 Plan”), as applicable.

A summary of stock option transactions during the six months ended June 30, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	779,938	$16.12	3.27	$5,097
Granted(1)	103,203	20.13
Exercised	(53,417)	11.95
Lapsed or cancelled	(7,572)	17.89
Outstanding, June 30, 2022	822,152	16.88	3.13	2,608
Exercisable, June 30, 2022	550,456	13.96	2.58	2,608

(1)	The weighted average grant date fair value of stock options granted was $7.84 per share.

As of June 30, 2022, the Company had $1.2 million in unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average vesting period of 1.2 years.

A summary of stock-settled SARs transactions during the six months ended June 30, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	291,059	$14.99	2.65	$2,205
Granted(1)	37,297	20.13
Exercised	(24,836)	15.16
Lapsed or cancelled	(2,308)	16.97
Outstanding, June 30, 2022	301,212	15.60	2.63	1,208
Exercisable, June 30, 2022	232,228	13.48	2.18	1,208

(1)	The weighted average grant date fair value of SARs granted was $7.84 per share.

As of June 30, 2022, the Company had $0.3 million in unrecognized compensation cost related to unvested SARs to be recognized over the remaining weighted average vesting period of 1.3 years.

Restricted Stock

The Company has granted shares of restricted stock to directors and certain employees, which vest at a specified future date, generally after three years, over five years or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan or 2022 Plan, as applicable. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period.

A summary of restricted stock transactions during the six months ended June 30, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	458,166	$19.51
Granted	30,343	19.97
Vested	(113,039)	15.22
Forfeited	(8,500)	13.11
Outstanding, June 30, 2022	366,970	21.02

As of June 30, 2022, the Company had $5.4 million of unrecognized compensation cost related to unvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.9 years.

Performance Shares

The Company has granted performance shares, which either contain only service-based vesting conditions or service-based and performance-based vesting conditions. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based awards generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Expenses for grants of performance shares are recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting on a pro rata basis under certain circumstances as outlined in the 2013 Plan or 2022 Plan, as applicable, except in those circumstances in which award agreements or change in control agreements specify full vesting.

A summary of performance share transactions during the six months ended June 30, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	193,523	$21.50
Granted	59,578	19.55
Vested	(15,750)	16.97
Forfeited	(37,300)	24.98
Outstanding, June 30, 2022	200,051	20.63

As of June 30, 2022, the Company had $3.2 million of unrecognized compensation cost related to unvested performance share grants expected to be recognized over the remaining weighted average service period of 4.0 years.

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

For the three months ended June 30, 2022, the Company recorded a benefit from income taxes of $2.3 million, which represents an effective tax rate of 8.0%. For the three months ended June 30, 2021, the Company recorded a benefit from income taxes of $0.8 million, which represents an effective tax rate of (15.2%). For the six months ended June 30, 2022, the Company recorded a benefit from income taxes of $0.8 million, which represents an effective tax rate of 3.6%. For the six months ended June 30, 2021, the Company recorded a provision for income taxes of $1.9 million, which represents an effective tax rate of 10.2%. Income tax expense for the three and six months ended June 30, 2022 was impacted by a tax benefit of $2.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the three and six months ended June 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $20.3 million. Income tax expense for the three and six months ended June 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans.

NOTE 9 – Net Income (Loss) Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) used in the computation of basic and diluted net income (loss) per share (in thousands)	$(26,675)	$6,377	$(21,445)	$16,855

Weighted average shares outstanding - basic	15,732,264	15,433,412	15,705,646	15,327,374
Dilutive common stock equivalents	-	654,324	-	712,231
Weighted average shares outstanding - diluted	15,732,264	16,087,736	15,705,646	16,039,605
Net income (loss) per share:
Basic	$(1.70)	$0.41	$(1.37)	$1.10
Diluted	$(1.70)	$0.40	$(1.37)	$1.05

Diluted weighted average shares outstanding excludes shares of common stock of 491,168 and 488,705 for the three and six months ended June 30, 2022, respectively, as their inclusion would have been antidilutive given the Company’s net loss.

Awards to purchase 633,408 and 145,950 shares of common stock with weighted average exercise prices of $21.85 and $25.79 per share were outstanding during the three months ended June 30, 2022 and 2021, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 524,568 and 139,075 shares of common stock with weighted average exercise prices of $22.57 and $25.77 per share were outstanding during the six months ended June 30, 2022 and 2021, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 10 – Operating Segment Information:

As described in Note 1, effective in the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. We have reclassified prior period segment disclosures to conform to the current period presentation. As a result of the change, the Company manages and reports the following segments:

Branded Products segment: Primarily through our signature marketing brands BAMKO® and HPI®, we produce and sell customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, tech, transportation and other industries. The segment currently has sales offices in the United States, Brazil and Canada, with support services in China and India.

Healthcare Apparel segment: Primarily through our signature marketing brands Fashion Seal Healthcare® and WonderWink®, we manufacture (through third parties or our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

Contact Centers: Through multiple The Office Gurus® entities, including our subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic and the United States (collectively, “TOG”), we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

Intersegment eliminations include the elimination of revenues and costs from services provided by the Contact Centers segment to the Company’s two other segments. Such costs are recognized as selling and administrative expenses in the Branded Products and Healthcare Apparel segments. Income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are presented within Other in the tables below.

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended June 30, 2022:
Net sales	$102,039	$26,288	$21,466	$(1,860)	$-	$147,933
Cost of goods sold	72,954	18,904	8,692	(750)	-	99,800
Gross margin	29,085	7,384	12,774	(1,110)	-	48,133
Selling and administrative expenses	24,004	9,801	8,402	(1,110)	4,872	45,969
Goodwill impairment charge	4,135	20,323	-	-	-	24,458
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	528	528
Interest expense	63	34	-	-	486	583
Income (loss) before taxes on income	$(4,698)	$(22,774)	$4,372	$-	$(5,886)	$(28,986)

Depreciation and amortization	$1,589	$988	$549	$-	$54	$3,180
Capital expenditures	$1,401	$539	$840	$-	$71	$2,851
Total assets	$253,608	$156,155	$37,815	$-	$26,102	$473,680

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended June 30, 2021:
Net sales	$79,221	$37,650	$15,653	$(1,737)	$-	$130,787
Cost of goods sold	55,267	22,753	6,369	(760)	-	83,629
Gross margin	23,954	14,897	9,284	(977)	-	47,158
Selling and administrative expenses	16,027	8,567	5,562	(977)	4,727	33,906
Other periodic pension cost	-	-	-	-	440	440
Pension plan termination charge	-	-	-	-	6,945	6,945
Interest expense	38	46	-	-	246	330
Income (loss) before taxes on income	$7,889	$6,284	$3,722	$-	$(12,358)	$5,537

Depreciation and amortization	$923	$880	$322	$-	$31	$2,156
Capital expenditures	$2,288	$1,593	$709	$-	$-	$4,590
Total assets	$220,532	$161,113	$26,346	$-	$21,202	$429,193

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Six Months Ended June 30, 2022:
Net sales	$199,122	$56,856	$39,440	$(3,903)	$-	$291,515
Cost of goods sold	141,822	37,457	15,985	(1,663)	-	193,601
Gross margin	57,300	19,399	23,455	(2,240)	-	97,914
Selling and administrative expenses	45,561	19,888	14,774	(2,240)	10,200	88,183
Goodwill impairment charge	4,135	20,323	-	-	-	24,458
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	1,056	1,056
Interest expense	118	52	-	-	712	882
Income (loss) before taxes on income	$1,905	$(20,864)	$8,681	$-	$(11,968)	$(22,246)

Depreciation and amortization	$2,972	$1,969	$1,044	$-	$118	$6,103
Capital expenditures	$2,944	$1,250	$2,771	$-	$74	$7,039
Total assets	$253,608	$156,155	$37,815	$-	$26,102	$473,680

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Six Months Ended June 30, 2021:
Net sales	$173,013	$73,300	$28,683	$(3,362)	$-	$271,634
Cost of goods sold	119,393	45,810	11,678	(1,448)	-	175,433
Gross margin	53,620	27,490	17,005	(1,914)	-	96,201
Selling and administrative expenses	33,319	17,181	10,284	(1,914)	10,147	69,017
Other periodic pension cost	-	-	-	-	869	869
Pension plan termination charge	-	-	-	-	6,945	6,945
Interest expense	52	118	-	-	435	605
Income (loss) before taxes on income	$20,249	$10,191	$6,721	$-	$(18,396)	$18,765

Depreciation and amortization	$1,947	$1,748	$616	$-	$62	$4,373
Capital expenditures	$5,909	$4,301	$1,116	$-	$-	$11,326
Total assets	$220,532	$161,113	$26,346	$-	$21,202	$429,193

NOTE 11 – Goodwill and Intangible Assets:

Goodwill

Beginning with the second quarter of fiscal 2022, the Company realigned its reportable segments to Branded Products, Healthcare Apparel and Contact Centers. Refer to Note 10 for further information on the Company’s reportable segments. As a result of this re-segmentation, and in accordance with ASC 350, the Company performed a quantitative goodwill impairment test.

The fair value of goodwill was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in the Company’s determination of fair value required significant judgments by management. The principal assumptions used in the Company’s discounted cash flow analysis consisted of (a) long-term projections of financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate of a control premium.

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $24.5 million during the three and six months ended June 30, 2022.

We have reclassified prior period goodwill disclosures to conform to the current period presentation. The following table presents the carrying amounts of goodwill attributable to each of the Company’s reportable segments (dollars in thousands):

	Branded Products	Healthcare Apparel	Total
As of December 31, 2021:
Gross goodwill	$19,111	$20,323	$39,434
Accumulated impairment losses	-	-	-
Net goodwill	$19,111	$20,323	$39,434

Additions	$6,463	$-	$6,463
Impairment charge	(4,135)	(20,323)	(24,458)
Foreign currency translation	148	-	148
Net goodwill, June 30, 2022	$21,587	$-	$21,587

As of June 30, 2022:
Gross goodwill	$25,722	$20,323	$46,045
Accumulated impairment losses	(4,135)	(20,323)	(24,458)
Net goodwill	$21,587	$-	$21,587

Intangible Assets

In conjunction with the Company’s realignment of its reportable segments, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the three and six months ended June 30, 2022. The carrying amounts of indefinite-lived trade names as of June 30, 2022 and December 31, 2021 are summarized as follows (dollars in thousands):

Indefinite-lived Intangible Assets	Segment	Carrying Amount, December 31, 2021	Impairment Charges	Carrying Amount, June 30, 2022
Trade names:
HPI	Branded Products	$4,700	$-	$4,700
BAMKO	Branded Products	8,900	-	8,900
Public Identity	Branded Products	470	(470)	-
Tangerine	Branded Products	3,200	(3,200)	-
Gifts By Design	Branded Products	1,170	(1,170)	-
Sutter’s Mill	Branded Products	741	(741)	-
CID Resources	Healthcare Apparel	14,160	-	14,160
Total		$33,341	$(5,581)	$27,760

Intangible assets as of June 30, 2022 and December 31, 2021 are summarized as follows (dollars in thousands):

		June 30, 2022		December 31, 2021
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	11.7	$50,198	$(20,933)	$45,198	$(18,772)
Non-compete agreements (3-7 year life)	5.4	1,712	(1,238)	1,536	(1,121)
Trademarks	10.0	332	(53)	275	(37)
Trade names	2.0	710	(59)	-	-
Total		$52,952	$(22,283)	$47,009	$(19,930)

Indefinite-lived intangible assets:
Trade names		$27,760		$33,341

Total intangible assets		$80,712	$(22,283)	$80,350	$(19,930)

NOTE 12 – Acquisition of Businesses:

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

The Company recorded $3.7 million in identifiable intangibles at fair value, consisting of $2.5 million in acquired customer relationships and $1.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The Gifts by Design trade name was fully impaired during the three and six months ended June 30, 2022 as a result of the Company’s rebranding efforts during the second quarter of 2022. See Note 11 for further details. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities.

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

The following is our preliminary assignment of the aggregate consideration (in thousands):

Accounts receivable	$4,701
Inventories	9,149
Prepaid expenses and other current assets	135
Property, plant and equipment	1,043
Operating lease right-of-use assets	648
Intangible assets	2,031
Goodwill	1,019
Other assets	41
Total assets	$18,767
Accounts payable	3,209
Other current liabilities	389
Long-term debt	758
Long-term operating lease liabilities	489
Total liabilities	$4,845

In the first quarter of 2022, an adjustment to increase goodwill by $0.1 million was made to the initial amounts recorded, which relates to additional consideration paid by the Company to the seller.

The Company recorded $2.0 million in identifiable intangibles at fair value, consisting of $1.2 million in acquired customer relationships, $0.1 million for a non-compete agreement and $0.7 million for the Sutter’s Mill Specialties trade name. The intangible assets associated with the customer relationships are being amortized for seven years and the non-compete agreement is being amortized for five years. The Sutter’s Mill Specialties trade name was fully impaired during the three and six months ended June 30, 2022 as a result of the Company’s rebranding efforts during the second quarter of 2022. See Note 11 for further details. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Sutter’s Mill was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition was deductible for U.S. income tax purposes.

Guardian Products, Inc.

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”), and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

Fair Value of Consideration Transferred

A summary of the purchase price is as follows (in thousands):

Cash consideration	$11,077
Restricted shares of Superior common stock issued	2,000
Contingent consideration	1,119
Total Consideration	$14,196

Assets Acquired and Liabilities Assumed

The table below presents the allocation of the total fair value of consideration transferred, as shown above, to the acquired tangible and intangible assets and liabilities of Guardian based on their estimated fair values as of the effective date of the transaction. The assets and liabilities of Guardian shown below are based on our preliminary estimates of their acquisition date fair values. Our final fair value determination may be different than those shown below.

The following is our preliminary assignment of the aggregate consideration (in thousands):

Accounts receivable	$1,656
Inventories	621
Prepaid expenses and other current assets	272
Property, plant and equipment	15
Intangible assets	5,886
Goodwill	6,463
Total assets	$14,913
Accounts payable	533
Other current liabilities	184
Total liabilities	$717

The Company recorded $5.9 million in identifiable intangibles at fair value, consisting of $5.0 million in acquired customer relationships, $0.2 million for a non-compete agreement and $0.7 million for the Guardian Products trade name. The intangible assets associated with the customer relationships are being amortized for seven years, the non-compete agreement is being amortized for five years and the trade name is being amortized for two years. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Guardian was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the effect of uncertainties related to the COVID-19 pandemic, including existing and possible future variants, on the United States of America (“U.S.” or “United States”) and global markets, our business, operations, customers, suppliers and employees, including without limitation our ability to navigate successfully the challenges posed by current global supply disruptions; general economic conditions, including employment levels, in the areas of the United States in which the Company’s customers are located; the length and scope of restrictions imposed by various governments and organizations and the success of efforts to deliver effective vaccines on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants, among other factors; changes in the healthcare, retail, hotel, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”), and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Branded Products, (2) Healthcare Apparel and (3) Contact Centers. Beginning with the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. Prior to implementing the current segment reporting, the Company’s Uniforms and Related Products segment included both healthcare apparel and uniforms. As part of the change in reportable segments, the uniforms business was combined with the previous Promotional Products segment to form the Branded Products segment, the healthcare apparel business became its own segment named Healthcare Apparel and income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are no longer presented in segment results. The previous Remote Staffing Solutions segment was renamed Contact Centers segment. All prior period segment information has been recast to reflect this change in reportable segments.

Branded Products

In our Branded Products segment, we produce and sell customized merchandising solutions, promotional products and branded uniform programs to our customers. As a strategic branding partner, we offer our customers customized branding solutions and strategies that generate favorable brand impressions, bolster customer retention and enhance employee engagement. Our products are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, tech, transportation and other industries. Sales volumes in this segment are impacted by a number of factors, including marketing programs of our customers and turnover of our customers’ employees, often times driven by the opening and closing of locations. The COVID-19 pandemic reduced demand for our products in many of our customers’ industries, such as the restaurant, transportation, hospitality and entertainment industries. This, however, was more than offset by demand from customers in the delivery service industry and certain retail industries, such as grocery and pharmacy. The COVID-19 pandemic initially also created significant opportunities for us within the personal protective equipment market; while we continue to source some personal protective equipment for our customers, we anticipate that demand for personal protective equipment will continue to decline. From a long-term perspective, we believe that synergies within this segment will create opportunities to cross-sell products to new and existing customers.

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States, and recently, have begun expansion into the European market. The COVID-19 pandemic initially created increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. However, as a result of the pandemic the healthcare apparel market has been oversupplied creating a slowdown in recent demand. Additionally, the market demand for personal protective equipment has declined as a result of the progression of the COVID-19 pandemic. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share.

Contact Centers

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, Dominican Republic, and the United States, provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has experienced a period of growth as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators are able to provide comparable service to their U.S. counterparts at a fraction of the price. COVID-19 has acted as a catalyst for rapid transformation within the traditional business process outsourcing model. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations around the world and financial performance, and likely will continue to do so for an undetermined period of time. International, federal, state and local efforts to contain the spread of COVID-19 have continued. Government actions to address the situation remain in effect and new actions continue to be enacted or modified, including safety requirements such as recommended or mandatory use of facemasks and other personal protective equipment and related products, recommended or mandated vaccinations, social distancing rules and guidelines, travel restrictions, temporary closures of non-essential businesses and other restrictive measures.

In responding to the needs of our customers, we have sourced personal protective equipment, including facemasks, isolation gowns, sanitizers, gloves and COVID-19 testing kits, which contributed $4.9 million and $1.4 million to net sales during the six months ended June 30, 2022 for our Branded Products segment and Healthcare Apparel segment, respectively. Personal protective equipment net sales for our Branded Products segment and Healthcare Apparel segment were $26.6 million and $6.9 million, respectively, during the six months ended June 30, 2021.

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

Sourcing of Goods and Raw Materials

Along with many manufacturers that source goods and raw materials from abroad, we are currently experiencing continued significant supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains (including as a result of port congestion and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle, this year. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us. See also “Item 1A. Risk Factors - Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity,” which disclosure is incorporated herein by reference.

An interruption in any of our supply sources or facilities could adversely affect our results of operations until alternate sources or facilities can be secured. Principal fabrics used in the manufacture of the Company’s finished goods include cotton, polyester, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The majority of such fabrics are sourced in China, either directly by us or our suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net Sales (in thousands):
	Three Months Ended June 30,
	2022	2021	% Change
Branded Products	$102,039	$79,221	28.8%
Healthcare Apparel	26,288	37,650	(30.2%)
Contact Centers	21,466	15,653	37.1%
Net intersegment eliminations	(1,860)	(1,737)	7.1%
Consolidated Net Sales	$147,933	$130,787	13.1%

Net sales for the Company increased 13.1% from $130.8 million for the three months ended June 30, 2021 to $147.9 million for the three months ended June 30, 2022. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Branded Products segment (contributing 17.4%), (2) a decrease in net sales for our Healthcare Apparel segment (contributing (8.7%)), and (3) an increase in net sales for our Contact Centers segment after intersegment eliminations (contributing 4.4%).

Branded Products net sales increased 28.8%, or $22.8 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to growth of our promotional products customer base through continued market penetration contributing to a net sales increase of $13.3 million and net sales of $12.1 million attributable to the acquisitions of Sutter’s Mill in December 2021 and Guardian in May 2022. These increases were partially offset by a decrease of $3.7 million in net sales of personal protective equipment driven by the progression of the COVID-19 pandemic.

Healthcare Apparel net sales decreased 30.2%, or $11.4 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from current market conditions, most notably, a market saturated with inventory as the COVID-19 pandemic progressed. Additionally, net sales of personal protective equipment decreased by $1.4 million.

Contact Centers net sales increased 37.1% before intersegment eliminations and 40.9% after intersegment eliminations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. These increases were primarily attributed to providing expanded services to our existing customers and the onboarding of new customers in 2022.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing costs, and inspection costs for our Branded Products and Healthcare Apparel segments. Cost of goods sold for our Contact Centers segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are recorded in cost of goods sold. Other shipping and handling costs are included in selling and administrative expenses.

As a percentage of net sales, total cost of goods sold was 67.5% for the three months ended June 30, 2022 and 63.9% for the three months ended June 30, 2021. The percentage increase was primarily driven by $4.5 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles during the three months ended June 30, 2022.

As a percentage of net sales, cost of goods sold for our Branded Products segment was 71.5% for the three months ended June 30, 2022 and 69.8% for the three months ended June 30, 2021. The percentage increase was primarily driven by $1.3 million in inventory write-downs of personal protective equipment during the three months ended June 30, 2022. Additionally, interruptions in global supply chains have led to higher logistical costs. The extent to which we will be impacted is dependent on a number of factors that are difficult to predict. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Healthcare Apparel segment was 71.9% for the three months ended June 30, 2022 and 60.4% for the three months ended June 30, 2021. The percentage increase was primarily driven by $3.2 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles during the three months ended June 30, 2022.

As a percentage of net sales, cost of goods sold for our Contact Centers segment was 40.5% for the three months ended June 30, 2022 and 40.7% for the three months ended June 30, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 31.1% for the three months ended June 30, 2022 and 25.9% for the three months ended June 30, 2021. The increase was primarily due to expense deleverage resulting from the 30.2% decrease in Healthcare Apparel net sales, an increase in employee costs, which was mostly driven by an increase in headcount to support growth in our Branded Products and Contact Centers segments, an increase in depreciation and amortization expense and investment losses related to Company’s supplemental executive retirement plan.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 23.5% for the three months ended June 30, 2022 and 20.2% for the three months ended June 30, 2021. The percentage increase was primarily attributed to increased investment to support future growth of this segment, including the expansion of our workforce.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 37.3% for the three months ended June 30, 2022 and 22.8% for the three months ended June 30, 2021. The percentage increase was primarily attributed to the decrease in sales explained above and an increase in selling administrative expenses resulting from increased employee related costs, customer support costs, travel expenses and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 39.1% for the three months ended June 30, 2022 and 35.5% for the three months ended June 30, 2021. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $24.5 million during the three months ended June 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

Intangible Assets Impairment Charge

In conjunction with the Company’s realignment of its reportable segments, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the three months ended June 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

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

Interest Expense

Interest expense increased to $0.6 million for the three months ended June 30, 2022 from $0.3 million for three months ended June 30, 2021. This increase was primarily due to an increase in LIBOR rates on our outstanding borrowings and an increase in outstanding borrowings.

Income Taxes

The effective income tax rate was 8.0% and (15.2%) for the three months ended June 30, 2022 and 2021, respectively. Income tax expense for the three months ended June 30, 2022 was impacted by a tax benefit of $2.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the three months ended June 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $20.3 million. Income tax expense for the three months ended June 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net Sales (in thousands):
	Six Months Ended June 30,
	2022	2021	% Change
Branded Products	$199,122	$173,013	15.1%
Healthcare Apparel	56,856	73,300	(22.4%)
Contact Centers	39,440	28,683	37.5%
Net intersegment eliminations	(3,903)	(3,362)	16.1%
Consolidated Net Sales	$291,515	$271,634	7.3%

Net sales for the Company increased 7.3% from $271.6 million for the six months ended June 30, 2021 to $291.5 million for the six months ended June 30, 2022. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Branded Products segment (contributing 9.6%), (2) a decrease in net sales for our Healthcare Apparel segment (contributing (6.1%)), and (3) an increase in net sales for our Contact Centers segment after intersegment eliminations (contributing 3.8%).

Branded Products net sales increased 15.1%, or $26.1 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to growth of our promotional products customer base through continued market penetration contributing to a net sales increase of $23.2 million, net sales of $19.3 million attributable to the acquisitions of Sutter’s Mill in December 2021 and Guardian in May 2022 and an increase in net sales of branded uniform programs of $5.3 million. These increases were partially offset by a decrease of $21.7 million in net sales of personal protective equipment driven by the progression of the COVID-19 pandemic.

Healthcare Apparel net sales decreased 30.2%, or $11.4 million, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from current market conditions, most notably, a market saturated with inventory as the COVID-19 pandemic progressed. Additionally, net sales of personal protective equipment decreased by $5.5 million. The sale of personal protective equipment during the six months ended June 30, 2021 was driven by market demand as a result of the progression of the COVID-19 pandemic.

Contact Centers net sales increased 37.1% before intersegment eliminations and 40.9% after intersegment eliminations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. These increases were primarily attributed to providing expanded services to our existing customers and the onboarding of new customers in 2022.

Cost of Goods Sold

As a percentage of net sales, total cost of goods sold was 66.4% for the six months ended June 30, 2022 and 64.6% for the six months ended June 30, 2021. The percentage increase was primarily driven by $4.5 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles in the second quarter of 2022.

As a percentage of net sales, cost of goods sold for our Branded Products segment was 71.5% for the six months ended June 30, 2022 and 69.8% for the six months ended June 30, 2021. The percentage increase was primarily driven by differences in the mix of products and customers, $1.3 million in inventory write-downs of personal protective equipment and interruptions in global supply chains have led to higher logistical costs.

As a percentage of net sales, cost of goods sold for our Healthcare Apparel segment was 71.9% for the six months ended June 30, 2022 and 60.4% for the six months ended June 30, 2021. The percentage increase was primarily driven by $3.2 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles.

As a percentage of net sales, cost of goods sold for our Contact Centers segment was 40.5% for the six months ended June 30, 2022 and 40.7% for the six months ended June 30, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 30.2% for the six months ended June 30, 2022 and 25.4% for the six months ended June 30, 2021. The increase was primarily due to expense deleverage resulting from the 22.4% decrease in Healthcare Apparel net sales, an increase in employee costs, which was mostly driven by an increase in headcount to support growth in our Branded Products and Contact Centers segments, an increase in depreciation and amortization expense and investment losses related to Company’s supplemental executive retirement plan.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 23.5% for the six months ended June 30, 2022 and 20.2% for the six months ended June 30, 2021. The percentage increase was primarily attributed to increased investment to support future growth of this segment, including the expansion of our workforce, and decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 37.3% for the six months ended June 30, 2022 and 22.8% for the six months ended June 30, 2021. The percentage increase was primarily attributed to the decrease in sales explained above and an increase in selling administrative expenses resulting from increased employee related costs, customer support costs, travel expenses and advertising activities. The decrease in sales included a decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 39.1% for the six months ended June 30, 2022 and 35.5% for the six months ended June 30, 2021. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $24.5 million during the six months ended June 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

Intangible Assets Impairment Charge

In conjunction with the Company’s realignment of its reportable segments, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the six months ended June 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

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

Interest Expense

Interest expense increased to $0.9 million for the six months ended June 30, 2022 from $0.6 million for six months ended June 30, 2021. This increase was primarily due to an increase in LIBOR rates on our outstanding borrowings and an increase in outstanding borrowings.

Income Taxes

The effective income tax rate was 8.0% and 15.2% for the six months ended June 30, 2022 and 2021, respectively. Income tax expense for the six months ended June 30, 2022 was impacted by a tax benefit of $2.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the six months ended June 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $20.3 million. Income tax expense for the six months ended June 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements and capital expenditures for the next twelve months. Management also currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements and capital expenditures beyond the next twelve months. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. The Company may also begin relying on the issuance of equity or debt securities, including under its universal shelf registration statement (File No. 333-249760), to the extent available. There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or securities convertible into or exercisable for equity securities may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Superior’s Branded Products and Healthcare Apparel segments market themselves to their customers as a “stock house.” Therefore, Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry.

Cash and cash equivalents increased by $1.4 million to $10.3 million as of June 30, 2022 from $8.9 million on December 31, 2021. Working capital increased to $212.6 million at June 30, 2022 from $188.1 million at December 31, 2021. The increase in working capital was primarily due to an increases in contract assets and accounts receivable combined with decreases in accounts payable and current portion of acquisition-related contingent liabilities. The increase in inventory was primarily driven by the timing of inventory purchases within our Healthcare Apparel segment. The increase in contract assets was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Branded Products segment. The decrease in accounts payable was primarily driven by the timing of inventory purchases. The increase in accounts receivable was primarily driven by increases in net sales in our Branded Product and Contact Centers segments, partially offset by a decrease in net sales in our Healthcare Apparel segment. The decrease in current portion of acquisition-related contingent liabilities was primarily driven by contractual payments made in the current year period.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(7,645)	$(3,010)
Investing activities	(18,241)	(17,352)
Financing activities	27,167	22,583
Effect of exchange rates on cash	89	137
Net increase (decrease) in cash and cash equivalents	$1,370	$2,358

Operating Activities. The increase in net cash used in operating activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to increased contract assets and increased cash outflows for selling and administrative expenses, partially offset by decreased cash outflows for accounts payable and other current liabilities. Working capital cash changes during the six months ended June 30, 2022 included an increase of $9.4 million in inventory, an increase of $8.2 million in contract assets and a decrease of $7.3 million in accounts payable and other current liabilities. Working capital cash changes during the six months ended June 30, 2021 included a decrease of $14.5 million in accounts payable and other current liabilities and an increase of $9.4 million in inventory.

Investing Activities. The increase in net cash used in investing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to $11.1 million of cash paid for the acquisition of Guardian in 2022, partially offset by $6.0 million of cash paid for the acquisition of Gifts by Design in 2021 and a decrease in capital expenditures of $4.3 million primarily related to the expansion of our distribution facility in Eudora, Arkansas, in 2021. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.

Financing Activities. The increase in net cash provided by financing activities during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to an increase in net borrowings of $7.0 million in debt, partially offset by a decrease of $1.6 million in proceeds received on exercise of stock options.

Credit Facilities (See Note 3 to the Financial Statements)

As of June 30, 2022, the Company had approximately $149.2 million in outstanding borrowings under its credit facilities with Truist Bank, consisting of $101.7 million outstanding under the revolving credit facility, $12.0 million outstanding under a term loan maturing in February 2024 (“2017 Term Loan”) and $35.6 million outstanding under a term loan maturing in January 2026 (“2018 Term Loan”). The revolving credit facility, 2017 Term Loan and 2018 Term Loan are collectively referred to as the “Credit Facilities.”

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

Obligations outstanding under the 2018 Term Loan have a variable interest rate of LIBOR plus a margin of between 0.85% and 1.65% (based on the Company’s funded debt to EBITDA ratio) (2.30% at June 30, 2022). Obligations outstanding under the revolving credit facility and the 2017 Term Loan generally have a variable interest rate of one-month LIBOR (with a 0.25% floor on LIBOR for the revolving credit facility) plus a margin of between 0.68% and 1.50% (based on the Company’s funded debt to EBITDA ratio) (2.13% for the revolving credit facility and 2017 Term Loan at June 30, 2022). The Company is obligated to pay a commitment fee of 0.15% per annum on the average unused portion of the commitment under the revolving credit facility. The available balance under the revolving credit facility is reduced by outstanding letters of credit. At June 30, 2022, the Company had undrawn capacity of $23.3 million under the revolving credit facility.

Interest rates on our outstanding borrowings increased significantly during the three month ended June 30, 2022. For instance, interest rates on the 2018 Term Loan were 2.30% at June 30, 2022 compared to 1.25% at March 31, 2022 and interest rates on the revolving credit facility and 2017 Term Loan were 2.13% at June 30, 2022 compared to 1.08% at March 31, 2022. Rising interest rates could negatively impact our borrowing costs or refinancing activity.

Contractual principal payments for the 2017 Term Loan are as follows: remainder of 2022 - $3.0 million; 2023 - $6.0 million; and 2024 - $3.0 million. Contractual principal payments for the 2018 Term Loan are as follows: remainder of 2022 - $4.6 million; 2023 through 2025 - $9.3 million per year; and 2026 - $3.1 million. The term loans do not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments, and sales of assets. The Credit Agreement also requires the Company to maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 1.25:1 and a funded debt to EBITDA ratio (as defined in the Credit Agreement) not to exceed 5.0:1. As of June 30, 2022, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the six months ended June 30, 2022 and 2021, the Company paid cash dividends of $4.2 million and $3.4 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At June 30, 2022, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities are based upon the one-month LIBOR rate. In order to reduce the interest rate risk on our debt, the Company entered into an interest rate swap agreement on a portion of its borrowings. Excluding the effect of the interest rate swap agreement, a hypothetical increase in the LIBOR rate of 100 basis points as of January 1, 2022 would have resulted in approximately $0.7 million in additional pre-tax interest expense for the six months ended June 30, 2022. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are not denominated in U.S. dollars. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of June 30, 2022, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income (loss). During the six months ended June 30, 2022 and 2021, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income (loss) during the six months ended June 30, 2022 and 2021 included a foreign currency translation adjustment gain of $0.8 and $1.0 million, respectively.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Koempel, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described below and as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness relating to the accounting for income taxes as of December 31, 2021, principally related to the income tax provision and deferred tax accounts (liabilities and assets). The Company determined that management’s review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the aforementioned areas of income taxes. As of June 30, 2022, this material weakness has not been remediated.

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

Remediation Efforts with Respect to the Material Weakness

The Company’s management, under the oversight of the Audit Committee, is in the process of executing a plan to remediate the material weakness which includes the following measures:

•  implement a tax reporting software solution to streamline our income tax process and enhance our state and federal income tax reporting capabilities;

•  hire additional qualified personnel to bolster the Company’s in-house tax capabilities and capacity; and

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity.

Economic and political events this year have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures linked to COVID-related supply chain disruptions. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices and supply chain constraints. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2022, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	-	$-	-
May 1, 2022 to May 31, 2022	-	-	-
June 1, 2022 to June 30, 2022	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1†*	Form of Incentive Stock Option Agreement
10.2†*	Form of Non-Qualified Stock Option Grant For Outside Directors
10.3†*	Form of Restricted Stock Agreement
10.4†*	Form of Performance Share Agreement
10.5†*	Form of Stock Appreciation Rights Agreement
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer and Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†  Management contracts and compensatory plans and arrangements.

*  Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2022	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)