Form 10-Q
period 2022-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2022-11-07
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of common stock of the registrant outstanding as of October 26, 2022 was 16,335,940 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,
	2022	2021
Net sales	$138,703	$123,326

Costs and expenses:
Cost of goods sold	88,066	77,512
Selling and administrative expenses	43,815	35,059
Goodwill impairment charge	21,460	-
Other periodic pension costs	528	459
Interest expense	1,794	320
	155,663	113,350
Income (loss) before taxes on income	(16,960)	9,976
Income tax expense (benefit)	(4,241)	1,780
Net income (loss)	$(12,719)	$8,196

Net income (loss) per share:
Basic	$(0.80)	$0.53
Diluted	$(0.80)	$0.51

Weighted average shares outstanding during the period:
Basic	15,806,852	15,528,534
Diluted	15,806,852	16,099,850

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$319	$278
Loss on cash flow hedging activities	(37)	(5)
Foreign currency translation adjustment	(521)	(570)
Other comprehensive loss	(239)	(297)
Comprehensive income (loss)	$(12,958)	$7,899

Cash dividends per common share	$0.14	$0.12

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Nine Months Ended September 30,
	2022	2021
Net sales	$430,218	$394,960

Costs and expenses:
Cost of goods sold	281,667	252,945
Selling and administrative expenses	131,998	104,076
Goodwill impairment charge	45,918	-
Intangible assets impairment charge	5,581	-
Other periodic pension costs	1,584	1,328
Pension plan termination charge	-	6,945
Interest expense	2,676	925
	469,424	366,219
Income (loss) before taxes on income	(39,206)	28,741
Income tax expense (benefit)	(5,042)	3,690
Net income (loss)	$(34,164)	$25,051

Net income (loss) per share:
Basic	$(2.17)	$1.63
Diluted	$(2.17)	$1.56

Weighted average shares outstanding during the period:
Basic	15,739,381	15,394,427
Diluted	15,739,381	16,059,686

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$957	$1,383
Recognition of net losses included in pension plan termination charges	-	5,230
Loss on cash flow hedging activities	(47)	(16)
Foreign currency translation adjustment	(422)	(184)
Other comprehensive income	488	6,413
Comprehensive income (loss)	$(33,676)	$31,464

Cash dividends per common share	$0.40	$0.34

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,908	$8,935
Accounts receivable, less allowance for doubtful accounts of $6,946 and $6,393, respectively	103,273	107,053
Accounts receivable - other	3,696	5,546
Inventories	135,947	120,555
Contract assets	48,085	38,018
Prepaid expenses and other current assets	18,819	19,162
Total current assets	328,728	299,269
Property, plant and equipment, net	55,103	49,690
Operating lease right-of-use assets	9,605	8,246
Deferred tax asset	5,678	-
Intangible assets, net	57,090	60,420
Goodwill	-	39,434
Other assets	11,103	13,186
Total assets	$467,307	$470,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,936	$52,340
Other current liabilities	40,246	38,989
Current portion of long-term debt	4,688	15,286
Current portion of acquisition-related contingent liabilities	1,368	4,507
Total current liabilities	91,238	111,122
Long-term debt	156,461	100,845
Long-term pension liability	15,795	15,420
Long-term acquisition-related contingent liabilities	2,349	2,569
Long-term operating lease liabilities	4,573	3,729
Deferred tax liability	-	359
Other long-term liabilities	7,796	9,211
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,332,116 and 16,127,505 shares, respectively	16	16
Additional paid-in capital	71,746	69,351
Retained earnings	123,058	163,836
Accumulated other comprehensive income (loss), net of tax:
Pensions	(3,620)	(4,577)
Cash flow hedges	-	47
Foreign currency translation adjustment	(2,105)	(1,683)
Total shareholders’ equity	189,095	226,990
Total liabilities and shareholders’ equity	$467,307	$470,245

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2022 AND 2021
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2021	15,824,530	$16	$65,578	$155,212	$(5,491)	$215,315
Common shares issued upon exercise of options and SARs, net	31,446		330			330
Restricted shares issued	104,277					-
Share-based compensation expense			1,088			1,088
Cash dividends declared ($0.12 per share)				(1,897)		(1,897)
Comprehensive income (loss):
Net income				8,196		8,196
Cash flow hedges, net of taxes of $0					(5)	(5)
Pensions, net of taxes of $96					278	278
Change in currency translation adjustment, net of taxes of $0					(570)	(570)
Balance, September 30, 2021	15,960,253	$16	$66,996	$161,511	$(5,788)	$222,735

Balance, July 1, 2022	16,318,059	$16	$70,629	$137,986	$(5,486)	$203,145
Common shares issued upon exercise of options and SARs, net	24,057		189			189
Restricted shares issued, net of forfeitures	(10,000)					-
Share-based compensation expense			928			928
Cash dividends declared ($0.14 per share)				(2,209)		(2,209)
Comprehensive income (loss):
Net loss				(12,719)		(12,719)
Cash flow hedges, net of taxes of $5					(37)	(37)
Pensions, net of taxes of $109					319	319
Change in currency translation adjustment, net of taxes of $0					(521)	(521)
Balance, September 30, 2022	16,332,116	$16	$71,746	$123,058	$(5,725)	$189,095

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine MONTHS ENDED September 30, 2022 AND 2021
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	261,604	1	2,629	(178)		2,452
Performance based shares issued	42,823					-
Restricted shares issued	264,166					-
Share-based compensation expense			2,757			2,757
Tax withheld on vesting of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.34 per share)				(5,334)		(5,334)
Comprehensive income (loss):
Net income				25,051		25,051
Cash flow hedges, net of taxes of $2					(16)	(16)
Pensions, net of taxes of $2,737					6,613	6,613
Change in currency translation adjustment, net of taxes of $0					(184)	(184)
Balance, September 30, 2021	15,960,253	$16	$66,996	$161,511	$(5,788)	$222,735

Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13				(76)		(76)
Common shares issued upon exercise of options and SARs, net	72,068		842	(158)		684
Performance based shares issued	11,707					-
Restricted shares issued, net of forfeitures	11,843					-
Restricted shares issued in conjunction with acquisition of business	116,550		2,000			2,000
Share-based compensation expense			3,382			3,382
Tax withheld on vesting of restricted shares and performance based shares	(7,557)		(232)			(232)
Written put options			(3,597)			(3,597)
Cash dividends declared ($0.40 per share)				(6,380)		(6,380)
Comprehensive income (loss):
Net loss				(34,164)		(34,164)
Cash flow hedges, net of taxes of $6					(47)	(47)
Pensions, net of taxes of $329					957	957
Change in currency translation adjustment, net of taxes of $0					(422)	(422)
Balance, September 30, 2022	16,332,116	$16	$71,746	$123,058	$(5,725)	$189,095

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34,164)	$25,051
Adjustments to reconcile net income (loss) to net cash provided by (used) in operating activities:
Depreciation and amortization	9,504	6,719
Goodwill impairment charge	45,918	-
Intangible assets impairment charge	5,581	-
Inventory write-downs	5,781	883
Provision for bad debts - accounts receivable	3,486	1,715
Share-based compensation expense	3,382	2,757
Deferred income tax benefit	(6,361)	(2,927)
Change in fair value of acquisition-related contingent liabilities	284	2,310
Change in fair value of written put options	(1,791)	-
Pension plan termination charge	-	6,945
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	1,600	7,544
Accounts receivable - other	978	(732)
Contract assets	(10,222)	1,656
Inventories	(19,242)	(14,550)
Prepaid expenses and other current assets	579	(4,445)
Other assets	2,677	(1,462)
Accounts payable and other current liabilities	(9,561)	(12,287)
Payment of acquisition-related contingent liabilities	(3,346)	(4,220)
Long-term pension liability	1,662	860
Other long-term liabilities	(1,249)	2,344
Net cash provided by (used in) operating activities	(4,504)	18,161

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,221)	(14,455)
Acquisition of businesses	(11,202)	(6,026)
Net cash used in investing activities	(22,423)	(20,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	320,143	173,436
Repayment of debt	(274,898)	(165,023)
Debt issuance costs	(869)	-
Payment of cash dividends	(6,380)	(5,334)
Payment of acquisition-related contingent liabilities	(1,416)	(1,641)
Proceeds received on exercise of stock options	684	2,452
Tax withholdings on vesting of restricted shares and performance based shares	(232)	(405)
Tax benefit from vesting of acquisition-related restricted stock	-	171
Net cash provided by financing activities	37,032	3,656

Effect of currency exchange rates on cash	(132)	(100)
Net increase in cash and cash equivalents	9,973	1,236
Cash and cash equivalents balance, beginning of period	8,935	5,172
Cash and cash equivalents balance, end of period	$18,908	$6,408

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

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, requires the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The written put options expire after twenty-four months and contain certain quarterly maximums. The written put options are liabilities under ASC 480, Distinguishing Liabilities from Equity, because the options embody obligations to repurchase the Company’s shares by paying cash. The original fair value of the written put options upon entering into the agreement was $3.6 million. As of September 30, 2022, the fair value of the written put options was $1.8 million. The fair value of the written put options is based directly on the Company’s stock price and included in other current liabilities in our balance sheets. The decrease in the fair value of the written put options resulted in the recognition of an unrealized gain of $1.8 million during the three and nine months ended September 30, 2022. Unrealized gains and losses from changes in the fair value of the written put options are included within selling and administrative expenses in our statements of comprehensive income (loss). At September 30, 2022, the Company’s remaining repurchase obligation under the written put options was 207,970 shares of its common stock.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The adoption of this guidance had no impact to the Company. As a result of the Company entering into a new credit agreement on August 23, 2022 discussed in Note 3, this guidance became not applicable to the Company.

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$103,527	$90,395
Work in process	912	1,351
Raw materials	31,508	28,809
Inventories	$135,947	$120,555

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Credit Facilities:
Revolving credit facility due August 2027	$87,000	$-
Term loan due August 2027	75,000	-
Revolving credit facility due February 2026	-	61,517
Term loan due February 2024	-	15,000
Term loan due January 2026	-	40,238
	162,000	116,755
Less:
Payments due within one year included in current liabilities	4,688	15,286
Debt issuance costs	851	624
Long-term debt less current maturities	$156,461	$100,845

On August 23, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto (the “Lenders”), and PNC Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), pursuant to which the Lenders are providing the Company senior secured credit facilities maturing in August 2027 consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the aggregate principal amount of $75.0 million (collectively, the “Credit Facilities”), and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions. The Company incurred $0.9 million in transaction costs related to the Credit Facilities. These costs are included as a reduction of debt and amortized over the term of the Credit Facilities.

On August 23, 2022, in connection with entering into the Credit Agreement, the Company repaid all outstanding indebtedness owed under the Second Amended and Restated Credit Agreement dated as of February 8, 2021 between the Company and Truist Bank (the “Truist Credit Agreement”), consisting of a revolving credit facility with an outstanding balance of $118.5 million and term loans with an aggregate outstanding balance of $45.5 million, and terminated the Truist Credit Agreement. The Company did not incur any termination penalties in connection with the early termination of the Truist Credit Agreement. As a result of the termination of the Truist Credit Agreement, the Company expensed $0.5 million of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022, which is reflected in interest expense in our statements of operations.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The interest rate on outstanding borrowings under the Credit Facilities was 4.9% at September 30, 2022. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2022, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2022 - $1.9 million; 2023 - $3.7 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

The Company was previously a party to an interest rate swap pursuant to which it made fixed payments and received floating payments. In connection with entering into the Credit Agreement, the Company terminated the interest rate swap. During the nine months ended September 30, 2022, a gain of $0.2 million was recognized on the interest rate swap. No gain or loss was recognized on the interest rate swap during the nine months ended September 30, 2021.

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

The following table details the net periodic pension expense under the Company’s plans for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost - benefits earned during the period	$51	$46	$153	$138
Interest cost on projected benefit obligation	100	84	300	424
Expected return on plan assets	-	-	-	(597)
Recognized actuarial loss	428	375	1,284	1,501
Pension plan termination charge	-	-	-	6,945
Net periodic pension cost	$579	$505	$1,737	$8,411

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

Consistent with the Company’s change in reportable segments described in Note 10, the Company has changed its presentation of disaggregated revenue to align with the new segment structure. The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Branded Products Segment:
Branded products	$86,064	$71,069	$280,309	$217,468
Personal protective equipment	705	582	5,582	27,196
Total Branded Products Segment	$86,769	$71,651	$285,891	$244,664

Healthcare Apparel Segment:
Healthcare apparel	$29,287	$34,848	$84,780	$101,294
Personal protective equipment	752	634	2,115	7,488
Total Healthcare Apparel Segment	$30,039	$35,482	$86,895	$108,782

Contact Centers Segment:
Contact centers services	$23,363	$18,040	$62,803	$46,723
Net intersegment eliminations	(1,468)	(1,847)	(5,371)	(5,209)
Total Contact Centers Segment	$21,895	$16,193	$57,432	$41,514

Consolidated Net Sales	$138,703	$123,326	$430,218	$394,960

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable	$103,273	$107,053
Current contract assets	48,085	38,018
Current contract liabilities	5,900	8,804

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2021 were transferred to accounts receivable during the nine months ended September 30, 2022. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the nine months ended September 30, 2022, $7.4 million of revenue was recognized from the contract liabilities balance as of December 31, 2021.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value of Sutter’s Mill acquisition-related contingent consideration payable as of September 30, 2022 was $2.4 million, of which $0.8 million is expected to be paid in the second quarter of 2023. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $2.3 million and $4.6 million. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of September 30, 2022 was $1.3 million, of which $0.6 million is expected to be paid in the third quarter of 2023. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.5 million and $2.4 million. The Company will continue to evaluate this liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income (loss). The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and SARs	$339	$327	$1,080	$1,105
Restricted stock	446	545	2,050	1,183
Performance shares	143	216	252	469
Total share-based compensation expense	$928	$1,088	$3,382	$2,757

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

A summary of stock option transactions during the nine months ended September 30, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	779,938	$16.12	3.27	$5,097
Granted(1)	149,433	19.42
Exercised	(77,474)	10.49
Lapsed or cancelled	(38,632)	21.12
Outstanding, September 30, 2022	813,265	17.03	3.13	152
Exercisable, September 30, 2022	533,589	14.35	2.42	152

(1)	The weighted average grant date fair value of stock options granted was $7.54 per share.

As of September 30, 2022, the Company had $1.1 million in unrecognized compensation cost related to unvested stock options to be recognized over the remaining weighted average vesting period of 1.2 years.

A summary of stock-settled SARs transactions during the nine months ended September 30, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	291,059	$14.99	2.65	$2,205
Granted(1)	37,297	20.13
Exercised	(24,836)	15.16
Lapsed or cancelled	(2,958)	18.84
Outstanding, September 30, 2022	300,562	15.58	2.37	27
Exercisable, September 30, 2022	232,228	13.48	1.93	27

(1)	The weighted average grant date fair value of SARs granted was $7.84 per share.

As of September 30, 2022, the Company had $0.3 million in unrecognized compensation cost related to unvested SARs to be recognized over the remaining weighted average vesting period of 1.1 years.

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

A summary of restricted stock transactions during the nine months ended September 30, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	458,166	$19.51
Granted	30,343	19.97
Vested	(113,039)	15.22
Forfeited	(18,500)	14.68
Outstanding, September 30, 2022	356,970	21.16

As of September 30, 2022, the Company had $4.8 million of unrecognized compensation cost related to unvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.7 years.

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

A summary of performance share transactions during the nine months ended September 30, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	193,523	$21.50
Granted	59,578	19.55
Vested	(15,750)	16.97
Forfeited	(47,300)	22.56
Outstanding, September 30, 2022	190,051	21.00

As of September 30, 2022, the Company had $3.0 million of unrecognized compensation cost related to unvested performance share grants expected to be recognized over the remaining weighted average service period of 3.8 years.

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

For the three months ended September 30, 2022, the Company recorded a benefit from income taxes of $4.2 million, which represents an effective tax rate of 25.0%. For the three months ended September 30, 2021, the Company recorded a provision for income taxes of $1.8 million, which represents an effective tax rate of 17.8%. For the nine months ended September 30, 2022, the Company recorded a benefit from income taxes of $5.0 million, which represents an effective tax rate of 12.9%. For the nine months ended September 30, 2021, the Company recorded a provision for income taxes of $3.7 million, which represents an effective tax rate of 12.8%. Income tax expense for the three months ended September 30, 2022 was impacted by a tax benefit of $4.3 million relating to the deductible portion of the goodwill impairment. The effective tax rate for the three months ended September 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $0.8 million. Income tax expense for the nine months ended September 30, 2022 was impacted by a tax benefit of $6.4 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the nine months ended September 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $21.1 million. Income tax expense for the nine months ended September 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans.

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

The following table presents a reconciliation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) used in the computation of basic and diluted net income (loss) per share (in thousands)	$(12,719)	$8,196	$(34,164)	$25,051

Weighted average shares outstanding - basic	15,806,852	15,528,534	15,739,381	15,394,427
Dilutive common stock equivalents	-	571,316	-	665,259
Weighted average shares outstanding - diluted	15,806,852	16,099,850	15,739,381	16,059,686
Net income (loss) per share:
Basic	$(0.80)	$0.53	$(2.17)	$1.63
Diluted	$(0.80)	$0.51	$(2.17)	$1.56

Diluted weighted average shares outstanding excludes shares of common stock of 389,915 and 455,774 for the three and nine months ended September 30, 2022, respectively, as their inclusion would have been antidilutive given the Company’s net loss.

Awards to purchase 683,499 and 251,989 shares of common stock with weighted average exercise prices of $21.37 and $24.88 per share were outstanding during the three months ended September 30, 2022 and 2021, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 577,478 and 176,713 shares of common stock with weighted average exercise prices of $22.17 and $25.35 per share were outstanding during the nine months ended September 30, 2022 and 2021, respectively, but were not included in the computation of diluted net income (loss) per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended September 30, 2022:
Net sales	$86,769	$30,039	$23,363	$(1,468)	$-	$138,703
Cost of goods sold	60,600	18,609	9,453	(596)	-	88,066
Gross margin	26,169	11,430	13,910	(872)	-	50,637
Selling and administrative expenses	22,257	10,161	9,520	(872)	2,749	43,815
Goodwill impairment charge	21,460	-	-	-	-	21,460
Other periodic pension cost	-	-	-	-	528	528
Interest expense	87	32	-	-	1,675	1,794
Income (loss) before taxes on income	$(17,635)	$1,237	$4,390	$-	$(4,952)	$(16,960)

Depreciation and amortization	$1,724	$973	$653	$-	$51	$3,401
Capital expenditures	$2,062	$498	$1,622	$-	$-	$4,182
Total assets	$224,854	$160,919	$44,519	$-	$37,015	$467,307

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended September 30, 2021:
Net sales	$71,651	$35,482	$18,040	$(1,847)	$-	$123,326
Cost of goods sold	49,914	20,886	7,555	(843)	-	77,512
Gross margin	21,737	14,596	10,485	(1,004)	-	45,814
Selling and administrative expenses	16,860	8,984	6,576	(1,004)	3,643	35,059
Other periodic pension cost	-	-	-	-	459	459
Interest expense	11	18	-	-	291	320
Income (loss) before taxes on income	$4,866	$5,594	$3,909	$-	$(4,393)	$9,976

Depreciation and amortization	$1,131	$797	$398	$-	$20	$2,346
Capital expenditures	$1,017	$379	$1,733	$-	$-	$3,129
Total assets	$205,268	$164,748	$28,062	$-	$24,451	$422,529

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Nine Months Ended September 30, 2022:
Net sales	$285,891	$86,895	$62,803	$(5,371)	$-	$430,218
Cost of goods sold	202,422	56,066	25,438	(2,259)	-	281,667
Gross margin	83,469	30,829	37,365	(3,112)	-	148,551
Selling and administrative expenses	67,818	30,049	24,294	(3,112)	12,949	131,998
Goodwill impairment charge	25,595	20,323	-	-	-	45,918
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	1,584	1,584
Interest expense	205	84	-	-	2,387	2,676
Income (loss) before taxes on income	$(15,730)	$(19,627)	$13,071	$-	$(16,920)	$(39,206)

Depreciation and amortization	$4,696	$2,942	$1,697	$-	$169	$9,504
Capital expenditures	$5,006	$1,748	$4,393	$-	$74	$11,221
Total assets	$224,854	$160,919	$44,519	$-	$37,015	$467,307

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Nine Months Ended September 30, 2021:
Net sales	$244,664	$108,782	$46,723	$(5,209)	$-	$394,960
Cost of goods sold	169,307	66,696	19,233	(2,291)	-	252,945
Gross margin	75,357	42,086	27,490	(2,918)	-	142,015
Selling and administrative expenses	50,179	26,165	16,860	(2,918)	13,790	104,076
Other periodic pension cost	-	-	-	-	1,328	1,328
Pension plan termination charge	-	-	-	-	6,945	6,945
Interest expense	63	136	-	-	726	925
Income (loss) before taxes on income	$25,115	$15,785	$10,630	$-	$(22,789)	$28,741

Depreciation and amortization	$3,078	$2,545	$1,014	$-	$82	$6,719
Capital expenditures	$6,926	$4,680	$2,849	$-	$-	$14,455
Total assets	$205,268	$164,748	$28,062	$-	$24,451	$422,529

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

During the third quarter of fiscal 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test.

The fair value of goodwill in each impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in the Company’s determination of fair value required significant judgments by management. The principal assumptions used in the Company’s discounted cash flow analysis consisted of (a) long-term projections of financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate of a control premium.

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of the previous Uniforms and Related Products segment and current Branded Products segment were lower than their carrying value primarily as the result of current market conditions, decline in expected cash flows and/or decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $21.5 million and $45.9 million during the three and nine months ended September 30, 2022, respectively.

We have reclassified prior period goodwill disclosures to conform to the current period presentation. The following table presents the carrying amounts of goodwill attributable to each of the Company’s reportable segments (dollars in thousands):

	Branded Products	Healthcare Apparel	Total
As of December 31, 2021:
Gross goodwill	$19,111	$20,323	$39,434
Accumulated impairment losses	-	-	-
Net goodwill	$19,111	$20,323	$39,434

Additions	$6,463	$-	$6,463
Impairment charge	(25,595)	(20,323)	(45,918)
Foreign currency translation	21	-	21
Net goodwill, September 30, 2022	$-	$-	$-

As of September 30, 2022:
Gross goodwill	$25,595	$20,323	$45,918
Accumulated impairment losses	(25,595)	(20,323)	(45,918)
Net goodwill	$-	$-	$-

Intangible Assets

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the nine months ended September 30, 2022. The carrying amounts of indefinite-lived trade names as of September 30, 2022 and December 31, 2021 are summarized as follows (dollars in thousands):

Indefinite-lived Intangible Assets	Segment	Carrying Amount, December 31, 2021	Impairment Charges	Carrying Amount, September 30, 2022
Trade names:
HPI	Branded Products	$4,700	$-	$4,700
BAMKO	Branded Products	8,900	-	8,900
Public Identity	Branded Products	470	(470)	-
Tangerine	Branded Products	3,200	(3,200)	-
Gifts By Design	Branded Products	1,170	(1,170)	-
Sutter’s Mill	Branded Products	741	(741)	-
CID Resources	Healthcare Apparel	14,160	-	14,160
Total		$33,341	$(5,581)	$27,760

Intangible assets as of September 30, 2022 and December 31, 2021 are summarized as follows (dollars in thousands):

		September 30, 2022		December 31, 2021
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	11.7	$50,198	$(22,114)	$45,198	$(18,772)
Non-compete agreements (3-7 year life)	5.4	1,712	(1,303)	1,536	(1,121)
Trademarks	10.0	332	(57)	275	(37)
Trade names	2.0	710	(148)	-	-
Total		$52,952	$(23,622)	$47,009	$(19,930)

Indefinite-lived intangible assets:
Trade names		$27,760		$33,341

Total intangible assets		$80,712	$(23,622)	$80,350	$(19,930)

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

The Company recorded $3.7 million in identifiable intangibles at fair value, consisting of $2.5 million in acquired customer relationships and $1.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The Gifts by Design trade name was fully impaired during the nine months ended September 30, 2022 as a result of the Company’s rebranding efforts during the second quarter of 2022. See Note 11 for further details. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Gifts by Design was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes. The goodwill associated with the Gifts by Design acquisition was fully impaired during the three and nine months ended September 30, 2022 as a result of the Company’s goodwill impairment test performed during the third quarter of 2022, which was triggered by the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. See Note 11 for further details.

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

The Company recorded $2.0 million in identifiable intangibles at fair value, consisting of $1.2 million in acquired customer relationships, $0.1 million for a non-compete agreement and $0.7 million for the Sutter’s Mill Specialties trade name. The intangible assets associated with the customer relationships are being amortized for seven years and the non-compete agreement is being amortized for five years. The Sutter’s Mill Specialties trade name was fully impaired during the nine months ended September 30, 2022 as a result of the Company’s rebranding efforts during the second quarter of 2022. See Note 11 for further details. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Sutter’s Mill was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes. The goodwill associated with the Sutter’s Mill acquisition was fully impaired during the three and nine months ended September 30, 2022 as a result of the Company’s goodwill impairment test performed during the third quarter of 2022, which was triggered by the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. See Note 11 for further details.

Guardian Products, Inc.

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”) that vest ratably over a three-year period, and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

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

The Company recorded $5.9 million in identifiable intangibles at fair value, consisting of $5.0 million in acquired customer relationships, $0.2 million for a non-compete agreement and $0.7 million for the Guardian Products trade name. The intangible assets associated with the customer relationships are being amortized for seven years, the non-compete agreement is being amortized for five years and the trade name is being amortized for two years. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Guardian was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes. The goodwill associated with the Guardian acquisition was fully impaired during the three and nine months ended September 30, 2022 as a result of the Company’s goodwill impairment test performed during the third quarter of 2022, which was triggered by the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. See Note 11 for further details.

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

Cautionary Note Regarding Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, (4) statements of expected industry and general economic trends and (5) the projected impact of the COVID-19 pandemic on our, our customers’, and our suppliers’ businesses.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment, employment levels and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; lingering effects of the COVID-19 pandemic, including existing and possible future variants, on the United States and global markets, our business, operations, customers, suppliers and employees, including the length and scope of restrictions imposed by various governments and organizations and the continuing success of efforts to deliver effective vaccines, among other factors; changes in the healthcare, retail, hotel, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weaknesses in internal control over financial reporting; the Company’s ability to successfully remediate its material weaknesses in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash at closing, subject to a working capital adjustment, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”) that vest ratably over a three-year period, and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

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

Global Economic and Political Conditions

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

COVID-19 Impact

The COVID-19 pandemic continue to linger and affect our operations around the world and financial performance, although to a lesser extent than in the previous two years. Nonetheless, the cumulative impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows continues to depend on numerous factors that are difficult to predict. Prolonged or recurring periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

In responding to the needs of our customers, we have sourced personal protective equipment, including facemasks, isolation gowns, sanitizers, gloves and COVID-19 testing kits, which contributed $5.6 million and $2.1 million to net sales during the nine months ended September 30, 2022 for our Branded Products segment and Healthcare Apparel segment, respectively. Personal protective equipment net sales for our Branded Products segment and Healthcare Apparel segment were $27.2 million and $7.5 million, respectively, during the nine months ended September 30, 2021.

Sourcing of Goods and Raw Materials

Along with many manufacturers that source goods and raw materials from abroad, we continue to experience supply disruptions and delays due to a variety of reasons. These changes are partially driven by interruptions in global supply chains and partially by a shift in customer buying habits to e-commerce, which has the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors have increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle, this year. Shipping delays combined with significant increases in orders for our products have recently created, and are expected to continue to create, inventory pressure for us.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net Sales (in thousands):
	Three Months Ended September 30,
	2022	2021	% Change
Branded Products	$86,769	$71,651	21.1%
Healthcare Apparel	30,039	35,482	(15.3%)
Contact Centers	23,363	18,040	29.5%
Net intersegment eliminations	(1,468)	(1,847)	(20.5%)
Consolidated Net Sales	$138,703	$123,326	12.5%

Net sales for the Company increased 12.5% from $123.3 million for the three months ended September 30, 2021 to $138.7 million for the three months ended September 30, 2022. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Branded Products segment (contributing 12.3%), (2) a decrease in net sales for our Healthcare Apparel segment (contributing (4.4%)), and (3) an increase in net sales for our Contact Centers segment after intersegment eliminations (contributing 4.6%).

Branded Products net sales increased 21.1%, or $15.1 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to net sales of $14.4 million attributable to the acquisitions of Sutter’s Mill in December 2021 and Guardian in May 2022.

Healthcare Apparel net sales decreased 15.3%, or $5.4 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from market conditions in the current year period, most notably, a market saturated with inventory as the COVID-19 pandemic progressed.

Contact Centers net sales increased 29.5% before intersegment eliminations and 35.2% after intersegment eliminations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. These increases were primarily attributed to providing expanded services to our existing customers and the onboarding of new customers in 2022.

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

As a percentage of net sales, total cost of goods sold was 63.5% for the three months ended September 30, 2022 and 62.9% for the three months ended September 30, 2021.

As a percentage of net sales, cost of goods sold for our Branded Products segment was 69.8% for the three months ended September 30, 2022 and 69.7% for the three months ended September 30, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

As a percentage of net sales, cost of goods sold for our Healthcare Apparel segment was 61.9% for the three months ended September 30, 2022 and 58.9% for the three months ended September 30, 2021. The percentage increase was primarily driven by incremental inventory reserves of $0.8 million for slow-moving inventory items and manufacturing variances from lower production volume in our Haiti facilities.

As a percentage of net sales, cost of goods sold for our Contact Centers segment was 40.5% for the three months ended September 30, 2022 and 41.9% for the three months ended September 30, 2021. The percentage decrease was primarily due to costs associated with the onboarding of new customers in the prior year period.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 31.6% for the three months ended September 30, 2022 and 28.4% for the three months ended September 30, 2021. The increase was primarily due to expense deleverage resulting from the 15.3% decrease in Healthcare Apparel net sales, an increase in employee costs, which was mostly driven by an increase in headcount to support growth in our Branded Products and Contact Centers segments, and an increase in depreciation and amortization expense. These increases were partially offset by an unrealized gain of $1.8 million recognized during the current year period driven by a decrease in the fair value of written put options. For more information on the written put options, please refer to the disclosure in Note 1 to the Financial Statements, which is incorporated herein by reference.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 25.7% for the three months ended September 30, 2022 and 23.5% for the three months ended September 30, 2021. The percentage increase was primarily attributed to increased investment to support future growth of this segment, including the expansion of our workforce, and increased commissions from improved gross margins.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.8% for the three months ended September 30, 2022 and 25.3% for the three months ended September 30, 2021. The percentage increase was primarily attributed to the decrease in sales explained above and an increase in selling administrative expenses resulting from increased employee related costs, including payroll, severance and travel, and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 40.7% for the three months ended September 30, 2022 and 36.5% for the three months ended September 30, 2021. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this segment.

Goodwill Impairment Charge

During the third quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the Branded Products segment was lower than its carrying value primarily as the result of a decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $21.5 million during the three months ended September 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

Interest Expense

Interest expense increased to $1.8 million for the three months ended September 30, 2022 from $0.3 million for three months ended September 30, 2021. This increase was primarily due to an increase in interest rates on our outstanding borrowings and $0.5 million of expense relating to the write-off of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022. The weighted average interest rate on our outstanding borrowings for the three months ended September 30, 2022 was 3.1% compared to 0.9% for the three months ended September 30, 2021.

Income Taxes

The effective income tax rate was 25.0% and 17.8% for the three months ended September 30, 2022 and 2021, respectively. Income tax expense for the three months ended September 30, 2022 was impacted by a tax benefit of $4.3 million relating to the deductible portion of the goodwill impairment. The effective tax rate for the three months ended September 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $0.8 million. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net Sales (in thousands):
	Nine Months Ended September 30,
	2022	2021	% Change
Branded Products	$285,891	$244,664	16.9%
Healthcare Apparel	86,895	108,782	(20.1%)
Contact Centers	62,803	46,723	34.4%
Net intersegment eliminations	(5,371)	(5,209)	3.1%
Consolidated Net Sales	$430,218	$394,960	8.9%

Net sales for the Company increased 8.9% from $395.0 million for the nine months ended September 30, 2021 to $430.2 million for the nine months ended September 30, 2022. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Branded Products segment (contributing 10.4%), (2) a decrease in net sales for our Healthcare Apparel segment (contributing (5.5%)), and (3) an increase in net sales for our Contact Centers segment after intersegment eliminations (contributing 4.0%).

Branded Products net sales increased 16.9%, or $41.2 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to net sales of $33.6 million attributable to the acquisitions of Sutter’s Mill in December 2021 and Guardian in May 2022 and organic growth through new customers and the expansion of existing customers. These increases were partially offset by a decrease of $21.6 million in net sales of personal protective equipment driven by the progression of the COVID-19 pandemic.

Healthcare Apparel net sales decreased 20.1%, or $21.9 million, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from market conditions in the current year period, most notably, a market saturated with inventory as the COVID-19 pandemic progressed. Additionally, net sales of personal protective equipment decreased by $5.4 million. The sale of personal protective equipment during the nine months ended September 30, 2021 was driven by market demand as a result of the progression of the COVID-19 pandemic.

Contact Centers net sales increased 34.4% before intersegment eliminations and 38.3% after intersegment eliminations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. These increases were primarily attributed to providing expanded services to our existing customers and the onboarding of new customers in 2022.

Cost of Goods Sold

As a percentage of net sales, total cost of goods sold was 65.5% for the nine months ended September 30, 2022 and 64.0% for the nine months ended September 30, 2021. The percentage increase was primarily driven by $5.3 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles.

As a percentage of net sales, cost of goods sold for our Branded Products segment was 70.8% for the nine months ended September 30, 2022 and 69.2% for the nine months ended September 30, 2021. The percentage increase was primarily driven by differences in the mix of products and customers, $1.3 million in inventory write-downs of personal protective equipment in the second quarter of 2022 and interruptions in global supply chains that led to higher logistical costs. For additional information related to logistical challenges, please refer to the section “ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook – Sourcing of Goods and Raw Materials.”

As a percentage of net sales, cost of goods sold for our Healthcare Apparel segment was 64.5% for the nine months ended September 30, 2022 and 61.3% for the nine months ended September 30, 2021. The percentage increase was primarily driven by $4.0 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles.

As a percentage of net sales, cost of goods sold for our Contact Centers segment was 40.5% for the nine months ended September 30, 2022 and 41.2% for the nine months ended September 30, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 30.7% for the nine months ended September 30, 2022 and 26.4% for the nine months ended September 30, 2021. The increase was primarily due to expense deleverage resulting from the 20.1% decrease in Healthcare Apparel net sales, an increase in employee costs, which was mostly driven by an increase in headcount to support growth in our Branded Products and Contact Centers segments, an increase in depreciation and amortization expense and investment losses related to the Company’s supplemental executive retirement plan. These increases were partially offset by an unrealized gain of $1.8 million recognized during the current year period driven by a decrease in the fair value of written put options. For more information on the written put options, please refer to the disclosure in Note 1 to the Financial Statements, which is incorporated herein by reference.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 23.7% for the nine months ended September 30, 2022 and 20.5% for the nine months ended September 30, 2021. The percentage increase was primarily attributed to increased investment to support future growth of this segment, including the expansion of our workforce, and a decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.6% for the nine months ended September 30, 2022 and 24.1% for the nine months ended September 30, 2021. The percentage increase was primarily attributed to the decrease in sales explained above and an increase in selling administrative expenses resulting from increased employee related costs, customer support costs, travel expenses and advertising activities. The decrease in sales included a decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 38.7% for the nine months ended September 30, 2022 and 36.1% for the nine months ended September 30, 2021. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and/or decrease in the Company’s stock price. During the third quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the Branded Products segment was lower than its carrying value primarily as the result of a decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the nine months ended September 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

Intangible Assets Impairment Charge

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the nine months ended September 30, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

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

Interest Expense

Interest expense increased to $2.7 million for the nine months ended September 30, 2022 from $0.9 million for nine months ended September 30, 2021. This increase was primarily due to an increase in interest rates on our outstanding borrowings, $0.5 million of expense relating to the write-off of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022 and an increase in outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the nine months ended September 30, 2022 was 1.9% compared to 0.9% for the nine months ended September 30, 2021.

Income Taxes

The effective income tax rate was 12.9% and 12.8% for the nine months ended September 30, 2022 and 2021, respectively. Income tax expense for the nine months ended September 30, 2022 was impacted by a tax benefit of $6.4 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the nine months ended September 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $21.1 million. Income tax expense for the nine months ended September 30, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.8 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, taxes incurred in connection to the territorial style tax system, or other items.

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

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loan as described further below. Management currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements and capital expenditures for the next twelve months. Management also currently believes that cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the Company’s anticipated working capital requirements and capital expenditures beyond the next twelve months. In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. The Company may also begin relying on the issuance of equity or debt securities, including under its universal shelf registration statement (File No. 333-249760), to the extent available. There can be no assurance that any such financings would be available to us on reasonable terms. Any future issuances of equity securities or securities convertible into or exercisable for equity securities may be dilutive to our shareholders. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Working Capital

Superior’s Branded Products and Healthcare Apparel segments market themselves to their customers as a “stock house.” Therefore, Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry.

Cash and cash equivalents increased by $10.0 million to $18.9 million as of September 30, 2022 from $8.9 million on December 31, 2021. Working capital increased to $237.5 million at September 30, 2022 from $188.1 million at December 31, 2021. The increase in working capital was primarily due to increases in inventory, contract assets and cash and cash equivalents and a decrease in current portion of long-term debt. The increase in inventory was primarily driven by inventory investment in our Healthcare Apparel segment. The increase in contract assets was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Branded Products segment. The increase in cash and cash equivalents was primary related to the timing of payments on outstanding borrowings. The decrease in current portion of long-term debt was the result of contractual obligations under the new credit agreement, which was entered into on August 23, 2022.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(4,504)	$18,161
Investing activities	(22,423)	(20,481)
Financing activities	37,032	3,656
Effect of exchange rates on cash	(132)	(100)
Net increase (decrease) in cash and cash equivalents	$9,973	$1,236

Operating Activities. The increase in net cash used in operating activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to increases in cash outflows for selling and administrative expenses, contract assets and inventory. Working capital cash changes during the nine months ended September 30, 2022 included an increase of $19.2 million in inventory, an increase of $10.2 million in contract assets and a decrease of $9.6 million in accounts payable and other current liabilities. Working capital cash changes during the nine months ended September 30, 2021 included a decrease of $12.3 million in accounts payable and other current liabilities, an increase of $14.6 million in inventory and a decrease in accounts receivable of $7.5 million.

Investing Activities. The increase in net cash used in investing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to $11.1 million of cash paid for the acquisition of Guardian in 2022, partially offset by $6.0 million of cash paid for the acquisition of Gifts by Design in 2021 and a decrease in capital expenditures of $3.2 million primarily related to the expansion of our distribution facility in Eudora, Arkansas, in 2021. From a long-term perspective, the Company expects to continue its ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology.

Financing Activities. The increase in net cash provided by financing activities during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to an increase in net borrowings of $36.8 million in debt, partially offset by a decrease of $1.8 million in proceeds received on exercise of stock options.

Credit Facilities (See Note 3 to the Financial Statements)

On August 23, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto (the “Lenders”), and PNC Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), pursuant to which the Lenders are providing the Company senior secured credit facilities maturing in August 2027 consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the aggregate principal amount of $75.0 million (collectively, the “Credit Facilities”), and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions.

As of September 30, 2022, the Company had $162.0 million in outstanding borrowings under its Credit Facilities, consisting of $87.0 million outstanding under the revolving credit facility and $75.0 million outstanding under a term loan.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The interest rate on outstanding borrowings under the Credit Facilities was 4.9% at September 30, 2022. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2022, the Company had undrawn capacity of $38.0 million under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2022 - $1.9 million; 2023 - $3.7 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of September 30, 2022, the Company was in compliance with these ratios. The Credit Facilities are secured by substantially all of the operating assets of the Company as collateral, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement.

Dividends and Share Repurchase Program

During the nine months ended September 30, 2022 and 2021, the Company paid cash dividends of $6.4 million and $5.3 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At September 30, 2022, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. As a result of the Company entering into a new credit agreement on August 23, 2022, interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points between August 23, 2022 and September 30, 2022 would have resulted in approximately $0.2 million in additional pre-tax interest expense. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are not denominated in U.S. dollars. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of September 30, 2022, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income (loss). During the nine months ended September 30, 2022 and 2021, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income (loss) during the nine months ended September 30, 2022 and 2021 included a foreign currency translation adjustment loss of $0.4 million and $0.2 million, respectively.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Koempel, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below and as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2021, management identified a material weakness relating to the accounting for income taxes principally related to the income tax provision and deferred tax accounts (liabilities and assets). The Company determined that management’s review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the aforementioned areas of income taxes. As of September 30, 2022, this material weakness has not been remediated.

As of September 30, 2022, management identified a material weakness relating to the information technology system change controls within one of the Company’s primary systems. The Company determined that management’s review controls over certain system changes are not designed effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the financial statements.

Notwithstanding the identified material weaknesses, management, including the Company’s principal executive officer and principal financial officer, have determined, based on the procedures they have performed, that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows at the Evaluation Date, and for the periods presented, in accordance with U.S. GAAP.

Remediation Efforts with Respect to the Material Weaknesses

The Company’s management, under the oversight of the Audit Committee, is in the process of executing a plan to remediate the material weaknesses which includes the following measures:

Income Taxes

•  implement a tax reporting software solution to streamline our income tax process and enhance our state and federal income tax reporting capabilities;

•  hire additional qualified personnel to bolster the Company’s in-house tax capabilities and capacity; and

•  evaluate and, if necessary, enhance the level of precision in the management review controls related to income taxes.

While portions of the remediation plan have been implemented and we continue to work toward implementing the remainder, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective.

Information Technology

Since September 30, 2022, the Company has implemented automated system change control functionality that will more effectively facilitate the review and validation of system changes. The Company intends to design and implement additional enhanced review and monitoring controls. Though the new automated system change control functionality is operational, the material weakness will not be considered remediated until the additional enhanced review and monitoring controls are fully designed and implemented. The Company will monitor the effectiveness of its remediation plans and will refine its remediation plans as appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management and the Audit Committee of the Board of Directors decided to restate the Company’s interim financial statements for the periods ended June 30, 2021 and September 30, 2021. In connection with this decision, our management has concluded that certain of our disclosure controls and procedures were not effective as of June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 due to a material weakness in our internal control over financial reporting for income taxes. Our management identified an additional material weakness as of September 30, 2022. If we are unable to remediate both material weaknesses and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

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

As part of that process, management identified a material weakness in the Company’s internal control over financial reporting as of June 30, 2021 and September 30, 2021. As further disclosed in “Part I – Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q, that material weakness continues to exist as of September 30, 2022. As of such date, management identified an additional material weakness relating to the Information Technology system change controls within one of the Company’s primary systems. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are implementing plans to remediate these material weaknesses, we cannot be certain of the success of the plans. If our remedial measures are insufficient to address the material weaknesses, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2022, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 to July 31, 2022	-	$-	-
August 1, 2022 to August 31, 2022	-	-	-
September 1, 2022 to September 30, 2022	-	-	-
Total	-	-	-	657,451

(1)

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Under our Credit Agreement, if an event of default exists, we may not make distributions to our shareholders. The Company is in full compliance with all terms, conditions and covenants of such agreement.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

None.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated as of August 23, 2022, among Superior Group of Companies, Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent for the Lenders filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2022, and incorporated herein by reference.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2022	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)