Form 10-K
period 2022-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2023-03-20
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

At June 30, 2022, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price of $17.75 as reported by the NASDAQ Stock Market, was approximately $189.0 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of March 2, 2023 was 16,495,730 shares.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022, relating to its 2023 Annual Meeting of Shareholders, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Form 10-K may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, including short-term and long-term plans for cash (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, (4) statements of expected industry and general economic trends and (5) the projected impact of the COVID-19 pandemic on our, our customers’, and our suppliers’ businesses.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment (including with respect to the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; lingering effects of the COVID-19 pandemic, including existing and possible future variants, on the United States and global markets, our business, operations, customers, suppliers and employees, including the length and scope of restrictions imposed by various governments and organizations and the continuing success of efforts to deliver effective vaccines and boosters, among other factors; changes in the healthcare, retail, hotel, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Superior is comprised of three reportable business segments: (1) Branded Products, (2) Healthcare Apparel, and (3) Contact Centers.

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, Brazil, the United Kingdom and Colombia, with support services in China and India.

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare® and WonderWink® (also referred to as “Wink”), manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and physical and e-commerce retailers primarily in the United States.

Superior’s Contact Centers segment, through multiple The Office Gurus® entities, including subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic and the United States (collectively, “TOG”), provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

Products

The Company produces and manufactures (through third parties or in its own facilities) and sells a wide range of promotional products and branded uniforms in its Branded Products segment and healthcare career and service apparel and accessories in its Healthcare Apparel segment.

The Company’s principal products segments are:

Branded Products Segment:

Customized products to support:

•   Branded marketing programs;

•   Branded uniform programs;

•   Corporate awards, incentives and recognition programs;

•   Event promotions;

•   Employee and consumer rewards and incentives; and

•   Specialty packaging and displays.

Healthcare Apparel Segment:

Career and service apparel for personnel of hospitals and healthcare facilities, such as:

•   Fashionable scrubs;

•   Institutional scrubs;

•   Barrier coats;

•   Patient gowns;

•   Miscellaneous products for use by linen suppliers and industrial launderers (e.g. industrial laundry bags);

•   Personal protective equipment (e.g.; isolation gowns and barrier fabric lab wear); and

•   Other mission-critical apparel to healthcare laundries, institutions and professionals.

Our products are either distributed through our distribution centers in the United States or shipped directly from our vendors to our customers.

For a depiction of net sales from external customers, income (loss) before taxes on income and total assets by segment for the years ended December 31, 2022 and 2021, please refer to Note 17 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income (loss),” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2022 and 2021, our Branded Products segment accounted for approximately 67% and 63%, respectively, of net sales. During the years ended December 31, 2022 and 2021, our Healthcare Apparel segment accounted for approximately 20% and 26%, respectively, of net sales.

For more information on our reportable business segments, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook,” which disclosure is incorporated herein by reference.

Services

Through the recruitment and employment of highly qualified English-speaking agents, we provide our customers with outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. During the years ended December 31, 2022 and 2021, our Contact Centers segment accounted for approximately 13% and 11%, respectively, of net sales.

Competition

Superior competes in its Branded Products segment with a multitude of national and regional companies, such as, BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., Cimpress PLC, HH Global Group Limited, and Lands’ End, Inc. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. We believe our creative services, product development, proprietary web platforms and extensive global sourcing network, along with our major brands, enable us to be competitive and grow in this market.

Major competitors for our Healthcare Apparel segment include companies such as Medline Industries, Inc., Careismatic Brands, Barco Uniforms, Inc., FIGS, Inc., Encompass Medical and Standard Textile Co., Inc. We are a significant supplier of scrubs and patient apparel to hospitals. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which our Contact Centers segment operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented. TOG’s competitors in the Contact Centers segment range in size from very small firms offering specialized services or short-term project completion to very large independent firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis such as TaskUs, Transparent BPO, WebHelp, Focus Services, Ubiquity, CCI and RDI. TOG also competes with local entities in other offshore locations. The list of potential competitors includes both publicly traded and privately held companies.

Customers

The Branded Products segment has a substantial number of customers, none of which accounted for more than 10% of the segment’s 2022 net sales. No customer accounted for more than 10% of the Healthcare Apparel segment's 2022 net sales. The Contact Centers segment’s largest customer represented 12% of the segment’s 2022 net sales.

Resources Material to Our Business

Raw Materials

The principal fabrics used in the manufacture of finished apparel goods for Superior's Branded Products segment and Healthcare Apparel segments are cotton, polyester, spandex, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. If Superior or its suppliers are unable to source raw materials from China, it could significantly disrupt Superior’s business.

Superior does not have a concentration of suppliers of finished apparel goods in any single country or region of the world, however, it does manufacture the majority of its products in Bangladesh, China, Haiti, Madagascar, and Vietnam. Additionally, the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its redundant network of suppliers, including its own manufacturing facilities in Haiti, provide sufficient capacity to mitigate any dependency risks on a single supplier.

The Branded Products segment also relies on the supply of other types of raw materials, including plastic, glass and metal. The vast majority of these raw materials are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business.

Prices within the promotional products industry are directly affected by the cost of raw materials. The market for promotional products is price sensitive and has historically exhibited price and demand cyclicality. The Branded Products segment has flexibility in its suppliers, as other suppliers of the same or similar products are widely available. Additionally, the nature of the promotional products industry is such that should specific types of raw materials undergo significant cost increases, it is possible that alternative products using different materials could be utilized for similar promotional activities. However, if cost increases cannot be entirely passed on to customers and alternative suppliers or suitable product alternatives are unavailable, profit margins could decline.

Intellectual Property

Superior owns and uses several trade names, trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trade names are BAMKO® and HPI® within the Branded Products segment and The Office Gurus® within the Contact Centers segment. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s Healthcare Apparel segment, are Fashion Seal Healthcare® and WonderWink®. For the year ended December 31, 2022, Fashion Seal Healthcare (presently registered with the United States Patent and Trademark Office until 2029) and WonderWink (presently registered with the United States Patent and Trademark Office until August 2030) represented approximately 41% and 38%, respectively, of sales in that segment.

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

The Branded Products segment relies on raw materials that are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in China and the United States, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and those relating to widespread health emergencies and deteriorating diplomatic relations with China, which could have a material adverse effect on this business segment.

Environmental Matters

In view of the nature of our business, compliance with federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material effect upon our operations or earnings, capital expenditures or competitive position and we do not expect it to have a material impact in the foreseeable future.

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

As of December 31, 2022, the Company had approximately 6,800 employees worldwide, of which approximately 6,600 were full-time employees and approximately 200 were part-time employees. As of December 31, 2022, approximately 900 employees were employed in the U.S. and approximately 5,900 employees were employed in foreign countries. The Contact Centers segment has the Company’s largest labor force at approximately 4,300 full-time employees as of December 31, 2022.

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

Along with many manufacturers that source goods and raw materials from abroad, we experienced significant supply disruptions and delays due to a variety of reasons. These changes were partially driven by interruptions in global supply chains (including as a result of port congestion and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which had the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle.

An interruption in any of our supply sources or facilities could adversely affect our results of operations until alternate sources or facilities can be secured. Principal raw materials used in the manufacture of the Company’s finished goods include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The majority of such raw materials are sourced in China, either directly by us or our suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Furthermore, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

See also “Risks Relating to Our Industries - Increases in the price of finished goods, raw materials and labor used to manufacture our products could materially increase our costs and decrease our profitability.”

Our success depends upon the continued protection of our trade names, trademarks and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect and enforce our intellectual property rights.

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. Our most significant trade names are BAMKO® and HPI® within the Branded Products segment and The Office Gurus® within the Contact Centers segment. Our most significant trademarks, which are critically important to the marketing and operation of Superior’s Healthcare Apparel segment, are Fashion Seal Healthcare® and WonderWink®. For the year ended December 31, 2022, Fashion Seal Healthcare and WonderWink represented approximately 41% and 38%, respectively, of sales in that segment. We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. We cannot assure that third parties will not assert claims against us on any such basis or that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also can be no assurance that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

In addition, some of our customers have, from time to time, and especially during the initial stages of the COVID-19 pandemic, experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, buyer turnover, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

Our business could be materially adversely impacted by the coronavirus (COVID-19) pandemic.

COVID-19 was declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention in March of 2020. The global spread of COVID-19 created significant volatility and uncertainty and economic disruption, some of which continues. While the situation is different than it was in prior years, the extent to which the COVID-19 pandemic ultimately impacts our business, financial condition, results of operations or cash flows still depends on numerous factors that continue to evolve and which we may not be able to accurately predict, including, without limitation: the duration and scope of the pandemic; the success of efforts to deliver effective vaccines and boosters on a timely basis to a number of people sufficient to prevent or substantially lower the severity of incidents of infection or variants; the duration and scope of governmental, business and individuals’ actions that have been and will be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the effect on our suppliers and customers and customer demand for our core products and services; the effect on our sources of supply; the impact of the pandemic on economic activity and actions taken in response; closures of our and our suppliers’ and customers’ offices and facilities; the ability of our customers to pay for our products and services; financial market volatility; commodity prices; and the pace of recovery from the pandemic.

The potential effects of COVID-19 also could impact us in a number of other ways, including, but not limited to, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets.

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

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted and our reputation, results of operations and/or financial condition could suffer.

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

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including but not limited to those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration (FDA), the Foreign Corrupt Practices Act of 1977 (FCPA), various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, the Securities Act of 1933, and the Nasdaq Stock Market LLC Rules, various labor, workplace and related laws, and environmental laws and regulations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

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

Furthermore, significant or sustained inflation could have an adverse impact on our operating and general and administrative expenses. Please see “Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity” below for a description of recent inflationary pressure. During inflationary periods, these costs could increase at a rate higher than our ability to offset them via customer-facing pricing adjustments, alternative supply sources or other measures. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for our products and services. If our operating and other expenses increase faster than anticipated due to inflation, our financial condition, results of operations and cash flow could be materially adversely affected.

We face intense competition within our industries and our revenue and/or profits may decrease if we are not able to respond to this competition effectively.

Customers in the uniform and corporate identity apparel, promotional products, and business process outsourcing industries choose suppliers primarily based upon the quality, price and breadth of products and services offered. We encounter competition from a number of companies in the geographic areas we serve. Major competitors for our Branded Products segment include companies such as BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., Cimpress PLC, HH Global Group Limited and Lands’ End, Inc. Major competitors for our Healthcare Apparel segment include companies such as Medline Industries, Inc., Careismatic Brands, Barco Uniforms, Inc., FIGS, Inc., Encompass Medical and Standard Textile Co., Inc. Major competitors for our Contact Centers segment include companies such as TaskUs, Transparent BPO, WebHelp, Focus Services, Ubiquity, CCI and RDI. We also compete with a multitude of foreign, regional and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Global, national or regional economic slowdowns, high unemployment levels, fewer jobs, changes in tax laws or cost increases might have an adverse effect on our operating results.

Many of our products are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover and increased automation. If we are unable to offset these effects, such as through the addition of new customers or the penetration of existing customers with a broader mix of product and service offerings, our revenue growth rates will be negatively impacted. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

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

The branded uniforms, healthcare apparel and promotional products industries are subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely affect our financial performance.

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

Economic and political events this year have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve repeatedly has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. It has indicated that it likely will raise rates further. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

Our operations are subject to various international trade agreements and regulations, such as the Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Caribbean Basin Trade Partnership Act (CBTPA), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), the Food Conservation and Energy Act of 2008 (HOPE II), the Haiti Economic Lift Program of 2010 (HELP), the African Growth and Opportunity Act (AGOA), the Middle East Free Trade Area Initiative (MEFTA) and the activities and regulations of the World Trade Organization (WTO). Generally, these trade agreements and regulations benefit our business by reducing or eliminating the quotas, duties and/or tariffs assessed on products manufactured in a particular country. However, trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country. Certain inbound products in our Branded Products and Healthcare Apparel segments to the United States are subject to tariffs assessed on the manufactured cost of goods at the time of import. As a result, we have had to increase prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance. In response, in part, to tariffs levied on products imported from China we have shifted some production out of China and may seek to shift additional production out of China, which may result in additional costs and disruption to our operations.

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

The apparel industry, including branded uniforms and healthcare, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry, including branded uniforms and healthcare, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired. We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because the majority of what we manufacture and sell are branded uniforms, scrubs and other accessories.

Our Contact Centers business is dependent on the trend toward outsourcing.

Our Contact Centers business and growth within that segment depend in large part on the industry trend toward outsourced customer contact management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer contact services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Indebtedness and Retirement Plan Obligations

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2022, our total consolidated indebtedness was $156.1 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

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

Substantially all of the assets of the Company are pledged as collateral under our indebtedness. Our credit agreement requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our credit agreement. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under our line of credit, accelerate all amounts outstanding or enforce its interest against collateral pledged under the credit agreement.

We have significant retirement plan obligations with respect to certain of our employees and our available cash flow may be adversely affected in the event that payments become due under our supplemental executive retirement plan that is unfunded.

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its employees are participants. In the event that payments become due under the SERP, we will have to use cash flow from operations or other sources to fund our obligations. As of December 31, 2022, we had $13.0 million in unfunded obligations related to the SERP.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2022, our executive officers and Directors, and certain of their family members collectively owned approximately 34.3% of our outstanding common stock. As a result, our executive officers and Directors, and certain of their family members, have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As further disclosed in “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K, management has identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. While these control deficiencies did not result in a misstatement to the consolidated financial statement, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis.

Although we are implementing plans to remediate this material weakness, we cannot be certain of the success of the plans. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are again determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

We have recently recognized, and may recognize in the future, impairment charges, which could materially adversely affect our financial condition and results of operations.

We assess our intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values.

In conjunction with our re-segmentation during the second quarter of 2022, we performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of market conditions, decline in expected cash flows and decrease in our stock price. During the third quarter of 2022, we determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the year ended December 31, 2022. In conjunction with our re-segmentation, we also began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that we would no longer use certain trade names associated with branded products. Our rebranding efforts resulted in a $5.6 million non-cash impairment of indefinite-lived trade names related to our Branded Products segment during the year ended December 31, 2022.

The estimated fair value of our intangible assets and long-lived assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management’s estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may again adversely affect our financial condition and results of operations, potentially materially so.

Our share price may change significantly, and our shareholders may not be able to resell shares of our common stock at or above the price they paid or at all, and they could lose all or part of their investment as a result. If we sell any common stock or securities convertible into or exercisable for common stock under our universal shelf registration statement, our shareholders may be diluted.

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

Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our board of directors may deem relevant. Our credit agreement contains, and the terms of any future indebtedness we incur may contain, limitations on our ability to pay dividends. Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.

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

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2022:

Location	Status	Square Feet	Uses
Seminole, Florida	Leased	60,000	Corporate Office, Branded Products, Healthcare Apparel and Contact Centers
Belmopan, Belize	Leased	39,720	Contact Centers
Compton, California	Leased	24,449	Branded Products
Coppell, Texas	Leased	114,735	Healthcare Apparel
Eudora, Arkansas	Leased	260,000	Branded Products and Healthcare Apparel
Kingston, Jamaica	Leased	19,500	Contact Centers
La Libertad, El Salvador	Owned	52,591	Contact Centers
Lake Providence, Louisiana	Leased	215,000	Branded Products and Healthcare Apparel
Lexington, Mississippi	Owned	40,000	Healthcare Apparel
Monticello, Arkansas	Leased	92,000	Branded Products and Healthcare Apparel
Oak Grove, Louisiana	Leased	158,330	Branded Products
Ouanaminthe, Haiti	Leased	120,000	Branded Products and Healthcare Apparel
Peachtree Corners, Georgia	Leased	23,400	Branded Products
Phoenix, Arizona	Leased	21,243	Branded Products
San Ignacio, Belize	Owned	11,732	Contact Centers
San Salvador, El Salvador	Leased	17,777	Contact Centers
Santiago, Dominican Republic	Leased	7,500	Contact Centers
Tempe, Arizona	Leased	46,725	Branded Products

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

We declared cash dividends of $0.54 per share during the fiscal year ended December 31, 2022, which were paid in the first, second, third and fourth quarters of 2022.

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

On March 2, 2023, we had 136 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 to October 31, 2022	-	$-	-
November 1, 2022 to November 30, 2022	-	-	-
December 1, 2022 to December 31, 2022	-	-	-
Total	-	-	-	657,451

(1)	On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Item 6.          Reserved

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2022 and 2021, as well as our financial positions at December 31, 2022 and 2021, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, we use a non-GAAP financial measure to evaluate our results of operations. For important information regarding the use of such non-GAAP financial measure, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measure” below.

Recent Acquisitions

On January 29, 2021, the Company, through BAMKO, acquired substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that is well-established as a developer and supplier of corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of $6.0 million in cash.

On December 2, 2021, the Company, principally through BAMKO, acquired substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) of Tempe, Arizona. Sutter’s Mill is a vertically integrated manufacturer of high quality, decorated promotional products. Sutter's Mill has the capability to print on demand and create customized promotional programs and products for customers of any size. The purchase price of the acquisition consisted of the following: (a) $10.5 million in cash, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three-year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash, subject to a working capital adjustment, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”) that vest ratably over a three-year period, and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

Business Outlook

Superior is comprised of three reportable business segments: (1) Branded Products, (2) Healthcare Apparel and (3) Contact Centers. Beginning in the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. Prior to implementing the current segment reporting, the Company’s Uniforms and Related Products segment included both healthcare apparel and uniforms. As part of the change in reportable segments, the branded portion of the uniforms business was combined with the previous Promotional Products segment to form the Branded Products segment, the healthcare apparel business became its own segment named Healthcare Apparel and income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are no longer presented in segment results. The previous Remote Staffing Solutions segment was renamed Contact Centers segment. All prior period segment information has been recast to reflect this change in reportable segments.

Branded Products

In our Branded Products segment, we produce and sell customized merchandising solutions, promotional products and branded uniform programs to our customers. As a strategic branding partner, we offer our customers customized branding solutions and strategies that generate favorable brand impressions, bolster customer retention and enhance employee engagement. Our products are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, technology, transportation and other industries. Sales volumes in this segment are impacted by a number of factors, including marketing programs of our customers and turnover of our customers’ employees, often times driven by the opening and closing of locations. The COVID-19 pandemic reduced demand for our products in many of our customers’ industries, such as the restaurant, transportation, hospitality and entertainment industries, which was more than offset by demand from customers in the delivery service industry and certain retail industries, such as grocery and pharmacy. The COVID-19 pandemic initially also created significant opportunities for us within the personal protective equipment market; while we continue to source some personal protective equipment for our customers, we anticipate that demand for personal protective equipment will continue to decline. From a long-term perspective, we believe that synergies within this segment will create opportunities to cross-sell products to new and existing customers.

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States. In 2021, the COVID-19 pandemic created increased demand for healthcare service apparel from laundries, dealers and distributors that service hospitals and other medical facilities. As a result, the healthcare apparel market has been oversupplied creating a slowdown in demand in 2022. Additionally, the market demand for personal protective equipment has declined as a result of the progression of the COVID-19 pandemic. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and WonderWink®, will continue to provide opportunities for growth and increased market share.

Contact Centers

This business segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, Dominican Republic, and the United States, provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators are able to provide comparable service to their U.S. counterparts at a fraction of the price. COVID-19 has acted as a catalyst for rapid transformation within the traditional business process outsourcing model. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

Economic and political events in the past twelve months have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve repeatedly has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. It has indicated that it likely will raise rates further. World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets.

COVID-19 Impact

The COVID-19 pandemic continues to affect our operations around the world and financial performance, although to a lesser extent than in the previous two years. Nonetheless, the cumulative impact of the COVID-19 pandemic on our business, financial condition, results of operations and cash flows continues to depend on numerous factors that are difficult to predict. Prolonged or recurring periods of difficult market conditions could have material adverse impacts on our business, financial condition, results of operations and cash flows.

In responding to the needs of our customers, we sourced personal protective equipment, including face masks, isolation gowns, sanitizers, gloves and COVID-19 testing kits, which contributed $6.6 million and $2.8 million to net sales during the year ended December 31, 2022 for our Branded Products segment and Healthcare Apparel segment, respectively. Personal protective equipment net sales for our Branded Products segment and Healthcare Apparel segment were $30.6 million and $8.0 million, respectively, during the year ended December 31, 2021.

Sourcing of Goods and Raw Materials

Along with many manufacturers that source goods and raw materials from abroad, we experienced significant supply disruptions and delays due to a variety of reasons. These changes were partially driven by interruptions in global supply chains (including as a result of port congestion and trucking shortages) and partially by a shift in customer buying habits to e-commerce, which had the effect of increasing demand for shipping capacity from Asia, leading to capacity constraints. Both factors increased shipping times as well as the price of shipping, whether by sea, air, rail, or vehicle.

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

Summary of Results

Net Income (loss)

The Company generated a net loss of $32.0 million during the year ended December 31, 2022 and net income of $29.4 million during the year ended December 31, 2021. The decrease in net income during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to goodwill and indefinite-lived intangible assets impairment charges totaling $51.5 million in 2022, an increase in inventory write-downs of $10.8 million, a decrease in Healthcare Apparel net sales and an increase in selling and administrative expenses, partially offset by an increase in Branded Products and Contact Centers net sales, a decrease in income tax expense and a pension plan termination charge recorded in 2021.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) was $27.9 million and $51.5 million during the years ended December 31, 2022 and 2021, respectively. Adjusted EBITDA during the year ended December 31, 2022 compared to the year ended December 31, 2021 decreased primarily due to an increase in inventory write-downs, a decrease in Healthcare Apparel net sales and an increase in selling and administrative expenses, partially offset by an increase in Branded Products and Contact Centers net sales. For a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

The Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Operations

Net Sales (in thousands, except percentages):

	For the Years Ended December 31,
	2022	2021	% Change
Branded Products	$387,931	$340,487	13.9%
Healthcare Apparel	113,321	139,288	(18.6%)
Contact Centers	84,218	64,312	31.0%
Net Intersegment Eliminations	(6,639)	(7,101)	(6.5%)
Consolidated Net Sales	$578,831	$536,986	7.8%

Net sales for the Company increased 7.8% from $537.0 million for the year ended December 31, 2021 to $578.8 million for the year ended December 31, 2022. The principal components of this aggregate increase in net sales were as follows: (1) an increase in net sales for our Branded Products segment (contributing 8.8%), (2) a decrease in net sales for our Healthcare Apparel segment (contributing (4.8%)), and (3) an increase in net sales for our Contact Centers segment after intersegment eliminations (contributing 3.8%).

Branded Products net sales increased 13.9%, or $47.4 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to net sales of $44.2 million attributable to the acquisitions of Sutter’s Mill in December 2021 and Guardian in May 2022 and organic growth through new customers and the expansion of existing customers. These increases were partially offset by a decrease of $24.0 million in net sales of personal protective equipment driven by the progression of the COVID-19 pandemic.

Healthcare Apparel net sales decreased 18.6%, or $26.0 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from market conditions in 2022, most notably, a market saturated with inventory as the COVID-19 pandemic progressed. Additionally, net sales of personal protective equipment decreased by $5.2 million. The sale of personal protective equipment during the year ended December 31, 2021 was driven by market demand as a result of the progression of the COVID-19 pandemic.

Contact Centers net sales increased 31.0% before intersegment eliminations and 35.6% after intersegment eliminations for the year ended December 31, 2022 compared to the year ended December 31, 2021. These increases were primarily attributed to providing expanded services to our existing customers and the onboarding of new customers in 2022.

Cost of Goods Sold

Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing costs, and inspection costs for our Branded Products and Healthcare Apparel segments. Cost of goods sold for our Contact Centers segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are recorded in cost of goods sold. The cost of occupancy and operating the Company’s distribution centers are included in selling and administrative expenses.

As a percentage of net sales, total cost of goods sold was 66.6% for the year ended December 31, 2022 and 65.4% for the year ended December 31, 2021. The percentage increase was primarily due to an increase in inventory write-downs of $10.8 million, most of which related to excess and obsolete inventory on discontinued styles and personal protective equipment within our Healthcare Apparel segment.

As a percentage of net sales, cost of goods sold for our Branded Products segment was 70.4% for the year ended December 31, 2022 and 70.6% for the year ended December 31, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

As a percentage of net sales, cost of goods sold for our Healthcare Apparel segment was 71.2% for the year ended December 31, 2022 and 62.6% for the year ended December 31, 2021. The percentage increase was primarily due to $11.4 million in inventory write-downs in 2022 of excess and obsolete inventory related to discontinued styles and personal protective equipment. The inventory write-downs were primarily driven by current market conditions resulting in decreased demand for healthcare apparel, most notably, a market saturated with inventory as the COVID-19 pandemic progressed.

As a percentage of net sales, cost of goods sold for our Contact Centers segment was 40.9% for the year ended December 31, 2022 and 41.5% for the year ended December 31, 2021. As a percentage of net sales, cost of goods sold remained relatively flat.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 30.5% for the year ended December 31, 2022 and 26.5% for the year ended December 31, 2021. The increase was primarily due to expense deleverage resulting from the 18.6% decrease in Healthcare Apparel net sales, an increase in employee costs, which was mostly driven by an increase in headcount to support growth in our Branded Products and Contact Centers segments and an increase in depreciation and amortization expense. These increases were partially offset by an unrealized gain of $1.6 million recognized during 2022 driven by a decrease in the fair value of written put options. For more information on the written put options, please refer to the disclosure in Note 1 to the Financial Statements, which is incorporated herein by reference.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 23.2% for the year ended December 31, 2022 and 20.6% for the year ended December 31, 2021. The percentage increase was primarily attributed to increased investment to support future growth of this segment, including the expansion of our workforce, and a decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.7% for the year ended December 31, 2022 and 25.7% for the year ended December 31, 2021. The percentage increase was primarily attributed to the decrease in sales explained above and an increase in selling and administrative expenses resulting from increased employee related costs, customer support costs, travel expenses and advertising activities. The decrease in sales included a decrease in personal protective equipment net sales, which have disproportionately lower selling and administrative expenses associated with them.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 39.9% for the year ended December 31, 2022 and 36.9% for the year ended December 31, 2021. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including facilities and personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and decrease in the Company’s stock price. During the third quarter of 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the Branded Products segment was lower than its carrying value. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the year ended December 31, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

Intangible Assets Impairment Charge

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the year ended December 31, 2022. This charge was non-cash in nature and does not affect our liquidity or debt covenants.

Pension Plan Terminations

During the year ended December 31, 2021, the Company completed the termination of its two noncontributory qualified defined benefit pension plans, which were fully funded. Consequently, the Company recognized a settlement charge of $7.8 million during the year ended December 31, 2021, which represents the acceleration of deferred charges previously included within accumulated other comprehensive loss, the impact of remeasuring the plan assets and obligations at termination and additional benefits from asset surpluses paid to plan participants. The pension plan terminations did not require a cash outlay by the Company.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2022, the Company sold its corporate headquarters building and related assets for net proceeds of $4.8 million and realized a gain on sale of $3.4 million. This sale was part of management’s plan to relocate the Company’s corporate headquarters to St. Petersburg, Florida.

Interest Expense

Interest expense increased to $4.9 million for the year ended December 31, 2022 from $1.2 million for the year ended December 31, 2021. This increase was primarily due to an increase in interest rates on our outstanding borrowings, $0.5 million of expense relating to the write-off of unamortized debt issuance costs associated with our former senior secured credit facility and an increase in outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the year ended December 31, 2022 was 2.4% compared to 0.9% for the year ended December 31, 2021.

Income Taxes

The effective income tax rate was 15.9% and 11.1% for the years ended December 31, 2022 and 2021, respectively. Income tax expense for the year ended December 31, 2022 was impacted by a tax benefit of $7.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the year ended December 31, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $21.1 million. Income tax expense for the year ended December 31, 2021 was favorably impacted by a reversal of $1.8 million in deferred tax liabilities associated with the termination of the Company’s two qualified defined benefit pension plans, $0.9 million of windfall tax benefits from stock options exercised and $0.6 million of stranded tax benefits recognized as a result of the Company’s termination of its pension plans. For further discussion of changes in the effective tax rate, refer to Note 9 to the Financial Statements.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, cash flows from operating activities, and activity ratios. The Company’s balance sheet generally provides the ability to pursue acquisitions, invest in new product lines and technologies and invest in additional working capital as necessary. As of December 31, 2022, approximately $11.3 million of our cash was held in our foreign subsidiaries, of which $7.9 million of cash was held at foreign subsidiaries from which the Company plans to repatriate the funds as needed for liquidity.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. The cost of borrowing has increased in 2022, with the interest rate of outstanding borrowings under the revolving credit facility of 6.2% at December 31, 2022 compared to 0.9% at December 31, 2021 under the previous revolving credit facility.

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

Cash and cash equivalents increased by $8.8 million to $17.7 million as of December 31, 2022 from $8.9 million on December 31, 2021. Working capital increased to $232.8 million at December 31, 2022 from $188.1 million at December 31, 2021. The increase in working capital was primarily due to increases in contract assets and cash and cash equivalents and decreases in the current portion of long-term debt and accounts payable. The increase in contract assets was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Branded Products segment. The increase in cash and cash equivalents was primarily related to the timing of payments on outstanding borrowings and proceeds from the sale of the Company’s corporate headquarters building and related assets in 2022. The decrease in the current portion of long-term debt was the result of contractual obligations under the new credit agreement, which was entered into on August 23, 2022. The decrease in accounts payable was primarily driven by the timing of payments for inventory purchases within our Branded Products segment.

Material Short-Term Plans for Cash

For the next twelve months, our primary capital requirements is for capital to maintain our operations, meet the contractual obligations shown in the column titled “2023” in the contractual obligations table below, and to fund capital expenditures, dividends and other general corporate purposes. We currently anticipate that we will spend less in capital expenditures in 2023 than we spent in 2022. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility, subject to a potential amendment as described in Note 8 to the Financial Statements, will be sufficient to satisfy the above requirements for the next twelve months.

Material Long-Term Plans for Cash

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy the requirements shown in the columns “2024-2025” and “2026-2027” in the contractual obligations table below, as well as the obligations described in footnote (3) to the table, and the continuation of the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility, subject to a potential amendment as described in Note 8 to the Financial Statements, will be sufficient to satisfy the above requirements.

Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2022 (in thousands):

	Payments Due by Period
	2023	2024-2025	2026-2027	Thereafter
Debt:
Revolving credit facility(1)	$-	$-	$83,000	$-
Term Loan(1)	3,750	10,313	59,062	-
Operating leases	3,207	3,569	1,080	-
Acquisition-related contingent liabilities(2)	835	4,126	-	-
Total long term contractual cash obligations(3)	$7,792	$18,008	$143,142	$-

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 8 to the Financial Statements.
(2)	The amounts represent the expected cash payment. The amounts in our balance sheet are stated at fair value.
(3)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $0.8 million, unfunded obligations related to the SERP of $13.0 million and deferred compensation liability of $7.7 million.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,604)	$17,080
Investing activities	(17,425)	(34,130)
Financing activities	28,846	20,995
Effect of exchange rates on cash	(30)	(182)
Net increase in cash and cash equivalents	$8,787	$3,763

Operating Activities. The decrease in net cash provided by operating activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to increases in cash outflows for selling and administrative expenses, contract assets and accounts payable, partially offset by an increase in gross margin and a decrease in cash outflows for inventory. Working capital cash changes during the year ended December 31, 2022 included a decrease of $14.6 million in accounts payable and other current liabilities, an increase of $15.9 million in inventory and an increase of $15.1 million in contract assets. Working capital cash changes during the year ended December 31, 2021 included an increase of $24.5 million in inventories.

Investing Activities. The decrease in net cash used in investing activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was attributable to a decrease in capital expenditures of $6.7 million primarily related to the expansion of our distribution facility in Eudora, Arkansas in the previous year and a decrease in cash paid for acquisitions, which included the acquisitions of Guardian in 2022, Sutter's Mill in 2021 and Gifts by Design in 2021. Additionally, the year ended December 31, 2022 included $4.8 million in net proceeds from the sale of the Company’s corporate headquarters building and related assets.

Financing Activities. The increase in net cash provided by financing activities during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to an increase in net borrowings of $11.8 million in debt, partially offset by a decrease of $2.0 million in proceeds received on exercise of stock options and an increase in dividend payments of $1.4 million.

Credit Facilities (See Note 8 to the Financial Statements)

On August 23, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto (the “Lenders”), and PNC Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), pursuant to which the Lenders are providing the Company senior secured credit facilities maturing in August 2027 consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million (collectively, the “Credit Facilities”), and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions.

As of December 31, 2022, the Company had $156.1 million in outstanding borrowings under its Credit Facilities, consisting of $83.0 million outstanding under the revolving credit facility and $73.1 million outstanding under a term loan.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The interest rate on outstanding borrowings under the Credit Facilities was 6.2% at December 31, 2022. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2022, the Company had undrawn capacity of $42.0 million under the revolving credit facility.

Contractual principal payments for the term loan are as follows: 2023 - $3.7 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of December 31, 2022, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 1.73 to 1.0 and 3.85 to 1.0, respectively. Based on the Company’s forecast, it is more likely than not that the Company will exceed the net leverage ratio covenant during 2023. As a result, the Company has initiated good faith discussions with the lending agent on ways to address a potential amendment process, should an amendment be needed in order to maintain compliance throughout the year.  Any such amendment or waiver would be subject to the applicable provisions of the Credit Agreement, including the approval of lenders constituting Required Lenders as defined under the Credit Agreement.

Dividends and Share Repurchase Program

During the years ended December 31, 2022 and 2021, the Company paid cash dividends of $8.7 million and $7.2 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.  The Company did not reacquire and retire shares of its common stock under this program during the years ended December 31, 2022 and 2021. At December 31, 2022, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

Non-GAAP Financial Measure

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) excluding interest expense, income tax expense, depreciation and amortization expense, impairment charges and the other items described in the following sentence. The Company believes Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by (i) removing the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences, (iii) asset base (depreciation and amortization), (iv) the non-cash charges from the termination of the Company’s pension plans and the goodwill and intangible asset impairments and (v) gains or losses on sale of property, plant and equipment. The Company uses Adjusted EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used Adjusted EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate Adjusted EBITDA are significant components in understanding and assessing the Company’s results of operations. The presentation of the Company’s Adjusted EBITDA may change from time to time, including as a result of changed business conditions, new accounting pronouncements or otherwise. If the presentation changes, the Company undertakes to disclose any change between periods and the reasons underlying that change. The Company’s Adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate Adjusted EBITDA in the same manner.

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2022	2021
Net income (loss)	$(31,970)	$29,440
Interest expense	4,894	1,220
Income tax expense (benefit)	(6,065)	3,687
Depreciation and amortization	13,004	9,291
Goodwill impairment charge	45,918	-
Intangible assets impairment charge	5,581	-
Pension plan termination charge	-	7,821
Gain on sale of property, plant and equipment	(3,435)	-
Adjusted EBITDA	$27,927	$51,459

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. Our accounting policies are more fully described in Note 1 to the Financial Statements included in this Form 10-K. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates are based upon our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments.

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

Inventories

The Company at all times carries inventories of both raw materials and finished products. Inventories are stated at the lower of cost or net realizable value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage, current revenue trends and market conditions are considered in estimating both excess and obsolete inventories. During the year ended December 31, 2022, the Company recognized a $13.6 million charge to cost of goods sold to write-down inventory to its net realizable value, of which $11.4 million related to our Healthcare Apparel segment and $2.2 million related to our Branded Products segment. The inventory write-downs in our Healthcare Apparel segment were related to excess and obsolete inventory associated with discontinued styles and personal protective equipment, which were primarily driven by current market conditions resulting in decreased demand for healthcare apparel, most notably, a market saturated with inventory as the COVID-19 pandemic progressed. The inventory write-downs in our Branded Products segment were related to excess inventory associated with personal protective equipment. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material. An additional write-down in value of 5% of inventories would result in additional expense of approximately $6.0 million.

Goodwill and indefinite-lived intangible assets

The Company has made acquisitions in the past that included goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trade names may not be recoverable. Examples of such events and circumstances that the Company would consider include the following:

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

For the year ended December 31, 2021, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and decrease in the Company’s stock price. During the third quarter of 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the Branded Products segment was lower than its carrying value. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the year ended December 31, 2022. As of December 31, 2022, the Company had no remaining goodwill balance. The fair value of goodwill in each impairment test was determined using a combination of an income approach, which estimates fair value based upon projections of future revenues, expenses, and cash flows discounted to their respective present values, and a market approach. The valuation methodology and underlying financial information included in the Company’s determination of fair value required significant judgments by management. The principal assumptions used in the Company’s discounted cash flow analysis consisted of (a) long-term projections of financial performance and (b) the weighted-average cost of capital of market participants, adjusted for the risk attributable to the Company and the industry in which it operates. Under the market approach, the principal assumption included an estimate of a control premium.

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the year ended December 31, 2022. As of December 31, 2022, indefinite-lived intangible assets of $13.6 million and $14.2 million were included in the Branded Products segment and the Healthcare Apparel segment, respectively.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company was impacted by GILTI relative to the earnings of its foreign subsidiaries, and is expected to be impacted in future periods, which may be material to our financial statements. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2022.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2022, there was a decrease of $0.1 million in total unrecognized tax benefits. As of December 31, 2022, we had an accrued liability of $0.8 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. As a result of the Company entering into a new credit agreement on August 23, 2022, interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points between August 23, 2022, the date we entered into our new Credit Agreement, and December 31, 2022 would have resulted in approximately $0.6 million in additional pre-tax interest expense. For further information regarding our debt instruments, see Note 8 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2022, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency gains (losses) within selling and administrative expenses in our statements of comprehensive income (loss). During the years ended December 31, 2022 and 2021 foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income (loss) during the years ended December 31, 2022 and 2021, included foreign currency translation adjustment losses of $0.2 million and $0.3 million, respectively.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 20, 2023 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Indefinite-lived Intangible Assets – CID Resources Trade name

As described further in note 6 to the financial statements, the Company has an indefinite-lived intangible asset related to the CID Resources trade name of approximately $14.2 million. This indefinite-lived intangible asset is reviewed at least quarterly by the Company for impairment assessment. The Company considers historical and projected financial performance as well as industry information. We identified the quantitative fair value assessment of the CID Resources trade name in the second, third and fourth quarter as a critical audit matter.

The principal considerations for our determination that the impairment assessment of this indefinite-lived intangible asset is a critical audit matter are that the impairment assessment requires the Company to utilize subjective assumptions to estimate the discounted cash flows attributable to the CID Resources trade name, such as royalty rate and discount rate. This estimation process required a high degree of auditor judgement and an increased extent of effort.

Our audit procedures related to the CID Resources trade name included the following, among others.

•	We obtained and understanding, evaluated the design and tested the operating effectiveness of key controls relating to management’s quantitative impairment assessment process including review of assumptions used in the model and the completeness and accuracy of forecasted information.

•	We reviewed revenue forecasts prepared by management that were utilized in the model and performed sensitivity analyses on those forecasts.

•	We utilized a valuation specialist to assess the appropriateness of the model utilized and underlying assumptions including the royalty rate and discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.

Tampa, Florida

March 20, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2022, management identified a material weakness relating to segregation of duties, change management and user access and within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 20, 2023 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Tampa, Florida

March 20, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Superior Group of Companies, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Superior Group of Companies, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements, revised as described in Note 17, present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter Segment Reporting

As discussed in Notes 1 and 17 to the financial statements, beginning in the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. The 2021 segment disclosures have been restated to conform to the 2022 presentation, within Note 17.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable - Specific Reserve

As described in Note 1 to the financial statements, the Company’s allowance for doubtful accounts receivable was approximately $6.4 million as of December 31, 2021. The allowance for doubtful accounts receivable consists of a general and a specific allowance. The specific allowance component represents reserves for losses estimated to have been incurred associated with accounts receivable specifically identified by management and evaluated based on factors such as the customer credit worthiness, the age of outstanding balances, and information obtained from discussions with the customer. If, based on management’s evaluation of these factors, it is expected that a loss has been incurred on the collection of an accounts receivable balance, a specific allowance is recognized based on management’s judgment regarding the incurred losses. We identified the estimate of incurred losses on the specific allowance component of the allowance for doubtful accounts receivable as a critical audit matter.

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

Accounting for Income Taxes

As described in Notes 1 and 9 to the Company’s financial statements, the Company operates in multiple jurisdictions through its wholly-owned subsidiaries. The Company services customers from operating facilities located both inside and outside the United States. As a result, the Company is subject to income taxes in multiple domestic and foreign jurisdictions, each of which affect the Company’s accounting for income taxes. Accounting for the consolidated income tax provision requires estimates based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction.

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

We began serving as the Company’s auditor in 2013.

/s/ Mayer Hoffman McCann P.C.

March 23, 2022, except for Note 17, as to which the date is March 20, 2023

St. Petersburg, Florida

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except shares and per share data)

	Years Ended December 31,
	2022	2021
Net sales	$578,831	$536,986

Costs and expenses:
Cost of goods sold	385,472	350,972
Selling and administrative expenses	176,320	142,060
Goodwill impairment charge	45,918	-
Intangible assets impairment charge	5,581	-
Other periodic pension costs	2,116	1,786
Pension plan termination charge	-	7,821
Interest expense	4,894	1,220
	620,301	503,859
Gain on sale of property, plant and equipment	3,435	-
Income (loss) before taxes on income	(38,035)	33,127
Income tax expense (benefit)	(6,065)	3,687
Net income (loss)	$(31,970)	$29,440

Net income (loss) per share:
Basic	$(2.03)	$1.91
Diluted	$(2.03)	$1.83

Weighted average shares outstanding during the period:
Basic	15,764,859	15,438,849
Diluted	15,764,859	16,091,070

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$1,276	$1,662
Recognition of settlement loss included in net periodic pension costs	-	-
Recognition of net losses included in pension plan termination charges	-	5,230
Current period gain (loss)	2,188	(571)
Loss on cash flow hedging activities	(47)	(23)
Foreign currency translation adjustment	(215)	(310)
Other comprehensive income (loss)	3,202	5,988
Comprehensive income (loss)	$(28,768)	$35,428

Cash dividends per common share	$0.54	$0.46

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17,722	$8,935
Accounts receivable, less allowance for doubtful accounts of $7,622 and $6,393, respectively	104,813	107,053
Accounts receivable - other	3,326	5,546
Inventories	124,976	120,555
Contract assets	52,980	38,018
Prepaid expenses and other current assets	14,166	19,162
Total current assets	317,983	299,269
Property, plant and equipment, net	51,392	49,690
Operating lease right-of-use assets	9,113	8,246
Deferred tax asset	10,718	-
Intangible assets, net	55,753	60,420
Goodwill	-	39,434
Other assets	11,982	13,186
Total assets	$456,941	$470,245

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,060	$52,340
Other current liabilities	38,646	38,989
Current portion of long-term debt	3,750	15,286
Current portion of acquisition-related contingent liabilities	736	4,507
Total current liabilities	85,192	111,122
Long-term debt	151,567	100,845
Long-term pension liability	12,864	15,420
Long-term acquisition-related contingent liabilities	2,245	2,569
Long-term operating lease liabilities	3,936	3,729
Deferred tax liability	-	359
Other long-term liabilities	8,538	9,211
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 16,376,683 and 16,127,505 shares, respectively	16	16
Additional paid-in capital	72,615	69,351
Retained earnings	122,979	163,836
Accumulated other comprehensive income (loss), net of tax:
Pensions	(1,113)	(4,577)
Cash flow hedges	-	47
Foreign currency translation adjustment	(1,898)	(1,683)
Total shareholders’ equity	192,599	226,990
Total liabilities and shareholders’ equity	$456,941	$470,245

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2021	15,391,660	$15	$61,844	$141,972	$(12,201)	$191,630
Common shares issued upon exercise of options and SARs, net	308,550	1	3,041	(339)		2,703
Performance based shares issued	42,823					0
Restricted shares issued	338,852					-
Restricted shares issued in conjunction with acquisition of business	45,620		869			869
Share-based compensation expense			4,010			4,010
Tax withheld on exercise of Stock Appreciation Rights (SARs)			(179)			(179)
Tax withheld on exercise of performance based shares			(405)			(405)
Tax benefit from vesting of acquisition-related restricted stock			171			171
Cash dividends declared ($0.46 per share)				(7,237)		(7,237)
Comprehensive income (loss):
Net earnings				29,440		29,440
Cash flow hedges, net of taxes of $3					(23)	(23)
Pensions, net of taxes of $2,636					6,321	6,321
Change in currency translation adjustment, net of taxes of $0					(310)	(310)
Balance, December 31, 2021	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13				(76)		(76)
Common shares issued upon exercise of options and SARs, net	80,434		886	(158)		728
Performance based shares issued	11,707					-
Restricted shares issued, net of forfeitures	48,044					-
Restricted shares issued in conjunction with acquisition of business	116,550		2,000			2,000
Share-based compensation expense			4,289			4,289
Tax withheld on vesting of restricted shares and performance based shares	(7,557)		(314)			(314)
Written put options			(3,597)			(3,597)
Cash dividends declared ($0.54 per share)				(8,653)		(8,653)
Comprehensive income (loss):
Net loss				(31,970)		(31,970)
Cash flow hedges, net of taxes of $6					(47)	(47)
Pensions, net of taxes of $1,281					3,464	3,464
Change in currency translation adjustment, net of taxes of $0					(215)	(215)
Balance, December 31, 2022	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,970)	$29,440
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,004	9,291
Goodwill impairment charge	45,918	-
Intangible assets impairment charge	5,581	-
Inventory write-downs	13,569	2,771
Provision for bad debts - accounts receivable	2,891	2,260
Share-based compensation expense	4,289	4,010
Deferred income tax benefit	(12,352)	(2,724)
Gain on sale of property, plant and equipment	(3,435)	-
Change in fair value of acquisition-related contingent liabilities	(450)	2,936
Change in fair value of written put options	(1,565)	-
Pension plan termination charge	-	7,821
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	680	(2,575)
Accounts receivable - other	1,347	(4,189)
Contract assets	(15,092)	1,212
Inventories	(15,898)	(24,524)
Prepaid expenses and other current assets	5,225	(7,852)
Other assets	1,858	(2,325)
Accounts payable and other current liabilities	(14,614)	1,007
Payment of acquisition-related contingent liabilities	(3,346)	(4,221)
Long-term pension liability	2,190	1,951
Other long-term liabilities	(434)	2,791
Net cash provided by operating activities	(2,604)	17,080

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,018)	(17,696)
Proceeds from disposals of property, plant and equipment	4,795	-
Acquisition of businesses	(11,202)	(16,434)
Net cash used in investing activities	(17,425)	(34,130)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	332,143	250,608
Repayment of debt	(292,773)	(223,025)
Debt issuance costs	(869)	-
Payment of cash dividends	(8,653)	(7,237)
Payment of acquisition-related contingent liabilities	(1,416)	(1,641)
Proceeds received on exercise of stock options	728	2,703
Tax withholdings on vesting of restricted shares and performance based shares and on exercise of stock rights	(314)	(584)
Tax benefit from vesting of acquisition-related restricted stock	-	171
Common stock reacquired and retired	-	-
Net cash provided by (used in) financing activities	28,846	20,995

Effect of currency exchange rates on cash	(30)	(182)
Net increase (decrease) in cash and cash equivalents	8,787	3,763
Cash and cash equivalents balance, beginning of year	8,935	5,172
Cash and cash equivalents balance, end of year	$17,722	$8,935

Supplemental disclosure of cash flow information:
Income taxes paid	$1,348	$14,632
Interest paid	$4,767	$1,298

See accompanying Notes to the Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 – Description of Business, Basis of Presentation and Summary of Accounting Policies:

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

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, Brazil, the United Kingdom and Colombia, with support services in China and India.

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare® and WonderWink® (also referred to as “Wink”), manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

Change in Reportable Segments

Beginning in the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. Prior to implementing the current segment reporting, the Company’s Uniforms and Related Products segment included healthcare apparel, uniforms and corporate overhead. As part of the change in reportable segments, the branded portion of the uniforms business was combined with the previous Promotional Products segment to form the Branded Products segment, the healthcare apparel business became its own segment named Healthcare Apparel and income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are no longer presented in segment results. The previous Remote Staffing Solutions segment was renamed Contact Centers segment. All prior period segment information has been recast to reflect this change in reportable segments. Refer to Note 17 for additional information. Additionally, as a result of this re-segmentation, the Company performed a quantitative goodwill impairment test. Refer to Note 6 for additional information.

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications to conform to the presentation used in the current period. Reclassifications only impact items within net cash provided by operating activities and Note 6 and had no effect on reported total net cash provided by (used in) operating, financing and investing activities, statements of comprehensive income (loss), balance sheets or statements of shareholders’ equity.

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

Cost of goods sold and shipping and handling fees and costs

Cost of goods sold for our Branded Products segment and our Healthcare Apparel segment consist primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving and inspection costs. Cost of goods sold for our Contact Centers segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are recorded in cost of goods sold. The cost of occupancy and operating the Company’s distribution centers are included in selling and administrative expenses.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed in the period incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected in the statements of comprehensive income (loss) within selling and administrative expenses. During the year ended December 31, 2022, the Company sold its corporate headquarters building and related assets for net proceeds of $4.8 million and realized a gain on sale of $3.4 million. This sale was part of management’s plan to relocate the Company’s corporate headquarters to St. Petersburg, Florida.  This sale is presented within our statements of comprehensive income (loss) as a separate line item titled “gain on sale of property, plant and equipment.”

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life as follows:

Buildings (in years)	20 to 40
Improvements (in years)	5 to 40
Machinery, equipment and fixtures (in years)	3 to 10

Leasehold improvements are depreciated over the terms of the leases to the extent that such improvements have useful lives of at least the terms of the respective leases.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments of long-lived assets for the years ended December 31, 2022 and 2021.

Goodwill and indefinite-lived intangible assets

The Company has made acquisitions in the past that included goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test in the fourth quarter based on their estimated fair value. We test more frequently if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trade names may not be recoverable. Examples of such events and circumstances that the Company would consider include the following:

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

For the year ended December 31, 2021, the Company completed its testing of goodwill and indefinite-lived intangible assets and determined that the fair value of each applicable reporting unit was more than its carrying value.

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of current market conditions, decline in expected cash flows and decrease in the Company’s stock price. During the third quarter of 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the Branded Products segment was lower than its carrying value. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the year ended December 31, 2022. As of December 31, 2022, the Company had no remaining goodwill balance.

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the year ended December 31, 2022. As of December 31, 2022, indefinite-lived intangible assets of $13.6 million and $14.2 million were included in the Branded Products segment and the Healthcare Apparel segment, respectively.

Contingent Consideration

Contingent consideration relating to consideration transferred in exchange for an acquired business is recognized at its estimated fair value at the acquisition date. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying statements of comprehensive income (loss).

SERP

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several of its current and former employees are participants. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future. We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Taxes on income

Income taxes are provided for under the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required. The Company also accrues interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 9 for additional details.

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

Other comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income (loss) consists of defined benefit pension plans activities, cash flow hedging activities and foreign currency translation adjustment. The related tax effects of these items are recorded in income tax expense (benefit) within the statements of operations, upon reclassification from accumulated other comprehensive income (loss), net of tax.

Foreign Currency Translations and Transactions

Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in net foreign currency translation adjustment, a component of accumulated other comprehensive income (loss), net of tax. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency are remeasured from the applicable currency to the reporting entity’s functional currency. Gains or losses resulting from transactions denominated in other currencies are recognized in net income (loss) each period. The majority of the Company’s transactions are settled in U.S. dollars.

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2022 and 2021, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2022 and 2021, the five largest customer accounts receivable balances totaled $21.4 million and $29.6 million, respectively, or approximately 20% and 28% of the respective total accounts receivable balances. The Branded Products segment has a substantial number of customers, none of which accounted for more than 10% of the segment’s 2022 net sales. No customer accounted for more than 10% of the Healthcare Apparel segment's 2022 net sales. The Contact Centers segment’s largest customer represented 12% of the segment’s 2022 net sales.

Principal raw materials used in the manufacture of the Company’s finished goods include cotton, polyester, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The majority of such fabrics are sourced in China, either directly by us or our suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, requires the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The written put options expire after twenty-four months and contain certain quarterly maximums. The written put options are liabilities under ASC 480, Distinguishing Liabilities from Equity, because the options embody obligations to repurchase the Company’s shares by paying cash. The original fair value of the written put options upon entering into the agreement was $3.6 million. As of December 31, 2022, the fair value of the written put options was $2.0 million. The fair value of the written put options is based directly on the Company’s stock price and included in other current liabilities in our balance sheets. The decrease in the fair value of the written put options resulted in the recognition of an unrealized gain of $1.6 million during the year ended December 31, 2022. Unrealized gains and losses from changes in the fair value of the written put options are included within selling and administrative expenses in our statements of comprehensive income (loss). At December 31, 2022, the Company’s remaining repurchase obligation under the written put options was 207,970 shares of its common stock.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2022 and 2021, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This update provides optional guidance for a limited period of time to ease potential accounting impacts associated with transitioning away from reference rates that are expected to be discontinued, such as interbank offered rates and LIBOR. This guidance includes practical expedients for contract modifications due to reference rate reform. Generally, contract modifications related to reference rate reform may be considered an event that does not require remeasurement or reassessment of a previous accounting determination at the modification date. The adoption of this guidance had no impact to the Company. As a result of the Company entering into a new credit agreement on August 23, 2022 discussed in Note 8, this guidance became not applicable to the Company.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on its financial statements.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance at the beginning of year	$6,393	$7,667
Provision for bad debts	2,891	2,260
Charge-offs	(1,686)	(3,653)
Recoveries	24	119
Balance at the end of year	$7,622	$6,393

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2022	2021
Balance at the beginning of year	$2,636	$3,365
Provision for returns and allowances	4,512	4,911
Actual returns and allowances paid to customers	(5,058)	(5,640)
Balance at the end of year	$2,090	$2,636

NOTE 4 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2022	2021
Finished goods	$94,228	$90,395
Work in process	401	1,351
Raw materials	30,347	28,809
Inventories	$124,976	$120,555

NOTE 5 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$2,494	$3,085
Buildings, improvements and leaseholds	18,652	19,558
Machinery, equipment and fixtures	101,419	91,351
	122,565	113,994
Accumulated depreciation	(71,173)	(64,304)
Property, plant and equipment, net	$51,392	$49,690

Depreciation expense was $7.9 million and $5.1 million in 2022 and 2021, respectively.

NOTE 6 - Goodwill and Intangible Assets:

Goodwill

Beginning in the second quarter of 2022, the Company realigned its reportable segments to Branded Products, Healthcare Apparel and Contact Centers. Refer to Note 17 for further information on the Company’s reportable segments. As a result of this re-segmentation, and in accordance with ASC 350, the Company performed a quantitative goodwill impairment test.

During the third quarter of 2022, the Company determined that a triggering event occurred in relation to the depressed market price of the Company's common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test.

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

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of the previous Uniforms and Related Products segment and current Branded Products segment were lower than their carrying value primarily as the result of current market conditions, decline in expected cash flows and/or decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the year ended December 31, 2022.

We have reclassified prior period goodwill disclosures to conform to the current period presentation. The following table presents the carrying amounts of goodwill attributable to each of the Company’s reportable segments (dollars in thousands):

	Branded Products	Healthcare Apparel	Total
As of January 1, 2021:
Gross goodwill	$15,793	$20,323	$36,116
Accumulated impairment losses	-	-	-
Net goodwill	$15,793	$20,323	$36,116

Additions	$3,363	$-	$3,363
Foreign currency translation	(45)	-	(45)
Net goodwill, December 31, 2021	$19,111	$20,323	$39,434

As of December 31, 2021:
Gross goodwill	$19,111	$20,323	$39,434
Accumulated impairment losses	-	-	-
Net goodwill	$19,111	$20,323	$39,434

Additions	$6,463	$-	$6,463
Impairment charge	(25,595)	(20,323)	(45,918)
Foreign currency translation	21	-	21
Net goodwill, December 31, 2022	$-	$-	$-

As of December 31, 2022:
Gross goodwill	$25,595	$20,323	$45,918
Accumulated impairment losses	(25,595)	(20,323)	(45,918)
Net goodwill	$-	$-	$-

Intangible Assets

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the year ended December 31, 2022. The carrying amounts of indefinite-lived trade names as of  December 31, 2021 and year ended December 31, 2022 are summarized as follows (dollars in thousands):

Indefinite-lived Intangible Assets	Segment	Carrying Amount, December 31, 2021	Impairment Charges	Carrying Amount, December 31, 2022
Trade names:
HPI	Branded Products	$4,700	$-	$4,700
BAMKO	Branded Products	8,900	-	8,900
Public Identity	Branded Products	470	(470)	-
Tangerine	Branded Products	3,200	(3,200)	-
Gifts By Design	Branded Products	1,170	(1,170)	-
Sutter’s Mill	Branded Products	741	(741)	-
CID Resources	Healthcare Apparel	14,160	-	14,160
Total		$33,341	$(5,581)	$27,760

Intangible assets as of December 31, 2022 and December 31, 2021 are summarized as follows (dollars in thousands):

		December 31, 2022		December 31, 2021
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	11.7	$50,198	$(23,330)	$45,198	$(18,772)
Non-compete agreements (3-7 year life)	5.4	1,712	(1,367)	1,536	(1,121)
Trademarks	10.0	379	(72)	275	(37)
Trade names	2.0	710	(237)	-	-
Total		$52,999	$(25,006)	$47,009	$(19,930)

Indefinite-lived intangible assets:
Trade names		$27,760		$33,341

Total intangible assets		$80,759	$(25,006)	$80,350	$(19,930)

Amortization expense for intangible assets for the years ended December 31, 2022 and 2021 was $5.1 million and $4.2 million, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2023	$4,616
2024	3,716
2025	3,066
2026	3,058
2027	3,017
Thereafter	10,520
Total	$27,993

NOTE 7 – Other Current Liabilities:

Other current liabilities consisted of the following (in thousands)

	December 31,
	2022	2021
Salaries, wages, commissions and compensated absences	$14,316	$17,374
Contract liabilities	2,213	8,804
Accrued rebates	2,090	2,526
Current operating lease liabilities	3,135	2,088
Written put options	2,032	-
401K profit sharing accrual	-	880
Other accrued expenses	14,860	7,317
Other current liabilities	$38,646	$38,989

NOTE 8 – Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2022	2021
Credit Facilities:
Revolving credit facility due August 2027	$83,000	$-
Term loan due August 2027	73,125	-
Revolving credit facility due February 2026	-	61,517
Term loan due February 2024	-	15,000
Term loan due January 2026	-	40,238
	$156,125	$116,755
Less:
Payments due within one year included in current liabilities	3,750	15,286
Debt issuance costs	808	624
Long-term debt less current maturities	$151,567	$100,845

On August 23, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto (the “Lenders”), and PNC Bank, National Association, as administrative agent for the Lenders (the “Administrative Agent”), pursuant to which the Lenders are providing the Company senior secured credit facilities maturing in August 2027 consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million (collectively, the “Credit Facilities”), and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions. The Company incurred $0.9 million in transaction costs related to the Credit Facilities. These costs are included as a reduction of debt and amortized over the term of the Credit Facilities.

On August 23, 2022, in connection with entering into the Credit Agreement, the Company repaid all outstanding indebtedness owed under the Second Amended and Restated Credit Agreement dated as of February 8, 2021 between the Company and Truist Bank (the “Truist Credit Agreement”), consisting of a revolving credit facility with an outstanding balance of $118.5 million and term loans with an aggregate outstanding balance of $45.5 million, and terminated the Truist Credit Agreement. The Company did not incur any termination penalties in connection with the early termination of the Truist Credit Agreement. As a result of the termination of the Truist Credit Agreement, the Company expensed $0.5 million of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022, which is reflected in interest expense in our statements of comprehensive income (loss).

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The interest rate on outstanding borrowings under the Credit Facilities was 6.2% at December 31, 2022. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2022, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: 2023 - $3.7 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of December 31, 2022, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 1.73 to 1.0 and 3.85 to 1.0, respectively. Based on the Company’s forecast, it is more likely than not that the Company will exceed the net leverage ratio covenant during 2023. As a result, the Company has initiated good faith discussions with the lending agent on ways to address a potential amendment process, should an amendment be needed in order to maintain compliance throughout the year.  Any such amendment or waiver would be subject to the applicable provisions of the Credit Agreement, including the approval of lenders constituting Required Lenders as defined under the Credit Agreement.

The Company was previously a party to an interest rate swap pursuant to which it made fixed payments and received floating payments. In connection with entering into the Credit Agreement, the Company terminated the interest rate swap. During the years ended December 31, 2022 and 2021, a gain of $0.2 million and $0.1 million, respectively, was recognized on the interest rate swap.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2022 are as follows (in thousands):

2023	$3,750
2024	4,688
2025	5,625
2026	6,562
2027	135,500
Thereafter	-
Total debt	$156,125

NOTE 9 – Income Tax Expense (Benefit):

The components of income (loss) before taxes on income were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Domestic	$(59,407)	$16,639
Foreign	21,372	16,488
Income (loss) before taxes on income	$(38,035)	$33,127

Aggregate income tax provisions consist of the following (in thousands):

	Years Ended December 31,
	2022	2021
Current:
Federal	$3,580	$4,035
State and local	1,314	777
Foreign	1,399	2,033
	6,293	6,845
Deferred Taxes:
Deferred tax benefit	(12,358)	(3,158)

Income tax expense (benefit)	$(6,065)	$3,687

The significant components of the deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Pension accruals	$3,513	$4,023
Operating reserves and other accruals	7,962	5,520
Book carrying value in excess of tax basis of intangibles	2,321	-
Capitalized research expenses	1,704	-
Tax credits	-	527
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(4,183)	(4,814)
Book carrying value in excess of tax basis of intangibles	-	(5,076)
Deferred expenses	(599)	(539)
Net deferred income tax asset (liability)	$10,718	$(359)

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	3.4%	1.4%
Rate impacts due to foreign operations	4.3%	(6.7%)
Changes in uncertain tax positions	-	(0.5%)
Compensation related	(0.8%)	(1.6%)
Pension termination	(0.3%)	(1.8%)
R&D tax credits	0.7%	(0.4%)
Impairment charge	(11.7%)	-
Other	(0.7%)	(0.3%)
Effective income tax rate	15.9%	11.1%

The Tax Cuts and Jobs Act enacted on December 22, 2017 imposed a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2022.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2022 and 2021, we had $0.8 million and $0.8 million, respectively, of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.8 million as of December 31, 2022 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, were as follows (in thousands):

	December 31,
	2022	2021
Balance at the beginning of year	$801	$993
Additions based on tax positions related to the current year	-	94
Additions for tax positions of prior years	129	23
Reductions due to lapse of statute of limitations	(123)	(309)
Balance at the end of year	$807	$801

We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet. During the years ended December 31, 2022 and 2021, we recognized $0.2 million and $0.1 million, respectively, for interest and penalties, net of tax benefits. During the year ended 2022 there was no significant reduction to the liability for interest and penalties due to any lapses in statute of limitations. During the year 2021 we reduced the liability by $0.2 million, for interest and penalties due to lapse of statute of limitations. At December 31, 2022 and 2021, we had $0.2 million and $0.2 million, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.2 million within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions. The earliest year open to federal examinations is 2019 and significant state examinations is 2016.

NOTE 10 – Benefit Plans:

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

The Company is also the sponsor of an unfunded supplemental executive retirement plan (“SERP”) in which several employees participate. The Company’s projected benefit obligation under the unfunded SERP was $13.0 million. Contributions to the plan are made in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s balance sheets at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
	SERP	Pension Plans	SERP	Total
Changes in benefit obligation:
Benefit obligation at beginning of year	$15,523	$18,778	$14,337	$33,115
Service cost	203	-	185	185
Interest cost	401	171	337	508
Actuarial (gain) loss	(3,031)	11	767	778
Benefits paid	(103)	(127)	(103)	(230)
Lump sum benefits paid	-	(17,430)	-	(17,430)
Amendments	-	711	-	711
Effect of settlement/curtailment	-	(1,983)	-	(1,983)
Benefit obligation at end of year	12,993	131	15,523	15,654

Changes in plan assets:
Fair value of plan assets at beginning of year	-	18,754	-	18,754
Actual return on assets	-	(637)	-	(637)
Employer contributions	103	(14)	103	89
Benefits paid	(103)	(127)	(103)	(230)
Lump sum benefits paid	-	(17,430)	-	(17,430)
Fair value of plan assets at end of year	-	546	-	546

Funded status at end of year	$(12,993)	$415	$(15,523)	$(15,108)

Amounts recognized in balance sheets:
Other assets	$-	$415	$-	$415
Other current liabilities	(129)	-	(103)	(103)
Long-term pension liability	(12,864)	-	(15,420)	(15,420)
Net amount recognized	$(12,993)	$415	$(15,523)	$(15,108)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,953	$-	$6,698	$6,698

Information for benefit plans with projected benefit obligation in excess of plan assets depicted as follows (in thousands):

	December 31,
	2022	2021
	SERP	Pension Plans	SERP	Total
Projected benefit obligation	$12,993	$131	$15,523	$15,654
Fair value of plan assets	-	(546)	-	(546)
Underfunded (Overfunded)	$12,993	$(415)	$15,523	$15,108

Components of net periodic benefit cost related to pension plans were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Interest cost on projected benefit obligation	$-	$171
Expected return on plan assets	-	(597)
Recognized actuarial loss	-	376
Settlement loss	-	-
Pension plan termination charge	-	7,821
Net periodic pension cost after settlements	$-	$7,771

The termination of the Company’s two noncontributory qualified defined benefit pension plans in 2021 resulted in a non-cash charge of $7.8 million during the year ended December 31, 2021. The pension settlement losses included in the table above resulted from lump sum pension payments made to various employees upon their retirement or termination during the periods specified. The pension settlement losses did not require a cash outlay by the Company. The pension plan termination charge is presented as a separate line in our statements of comprehensive income (loss) and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income (loss).

Components of net periodic benefit cost related to the SERP were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Service cost on benefits earned during the period	$203	$185
Interest cost on projected benefit obligation	401	337
Recognized actuarial loss	1,715	1,499
Net periodic pension cost after settlements	$2,319	$2,021

The service cost component is included in selling and administrative expenses in our statements of comprehensive income (loss) and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income (loss). The estimated net actuarial loss for the SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.2 million.

The following table presents the weighted-average assumptions used to determine benefit obligations as of  December 31, 2022 and 2021:

	Discount Rate	Long Term Rate of Return	Salary Scale
	SERP	SERP	SERP
2021	2.59%	N/A	3.00%
2022	4.93%	N/A	3.00%

The following table presents the weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2021 and 2022:

	Discount Rate			Long Term Rate of Return			Salary Scale
	Pension Plans			Pension Plans			Pension Plans
	Corporate	Plants	SERP	Corporate	Plants	SERP	Corporate	Plants	SERP
2021	2.36%	2.21%	2.36%	8.00%	8.00%	N/A	N/A	N/A	3.00%
2022	N/A	N/A	2.59%	N/A	N/A	N/A	N/A	N/A	3.00%

The following table includes projected benefit payments for the years indicated (in thousands):

Projected Benefit Payments
Year	SERP
2023	$132
2024	1,280
2025	673
2026	695
2027	706
2028-2032	4,916

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $3.9 million and $4.6 million at December 31, 2022 and 2021, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2022 and 2021 we recognized an investment loss of $0.8 million and an investment gain of $0.6 million, respectively, on the cash surrender value of these life insurance contracts.

In 2013, we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $7.7 million and $7.9 million at December 31, 2022 and 2021, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $7.7 million and $7.8 million as of December 31, 2022 and 2021, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company expensed employer matching contributions of $0.6 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively.

NOTE 11 – Leases:

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. The Company’s leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that the Company’s leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022, the Company had $7.0 million of operating lease liabilities ($3.1 million in other current liabilities and $3.9 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $9.1 million of operating lease right-of-use assets, which includes prepaid rent of $2.0 million. As of December 31, 2021, the Company had $5.8 million of operating lease liabilities ($2.1 million in other current liabilities and $3.7 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $8.2 million of operating lease right-of-use assets, which includes prepaid rent of $2.4 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease costs	$4,027	$2,074
Short-term lease costs	889	602
Total lease costs	$4,916	$2,676

Cash flow and noncash information related to our operating leases were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Operating cash flows – cash paid for operating lease liabilities	$2,996	$1,732
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$4,089	$4,945

Other supplemental information related to our operating leases was as follows:

	Years Ended December 31,
	2022	2021
Weighted-average remaining lease term (in years)	2.5	3.1
Weighted average discount rate	5.66%	4.74%

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating Leases
2023	$3,207
2024	2,105
2025	1,464
2026	830
2027	250
Thereafter	-
Total lease payments	7,856
Less imputed interest	785
Present value of lease liabilities	$7,071

NOTE 12 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value of Sutter’s Mill acquisition-related contingent consideration payable as of December 31, 2022 was $1.5 million, none of which is expected to be paid within the next twelve months. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.4 million and $3.0 million. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of December 31, 2022 was $1.5 million, of which $0.7 million is expected to be paid in the third quarter of 2023. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.8 million and $2.5 million. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 13 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive and Awards Plan (the “2022 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2022 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2022, the Company had 1,712,378 shares of common stock available for grant of share-based compensation under the 2022 Plan. The 2022 Plan replaced the 2013 Plan. No new awards will be granted under the 2013 Plan, but outstanding awards granted under the 2013 Plan will continue unaffected.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income (loss). The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Stock options and SARs	$1,472	$1,420
Restricted stock	2,598	2,241
Performance shares	219	349
Total share-based compensation expense	$4,289	$4,010

Related income tax benefit	$804	$760

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

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2022	2021
Stock Options:
Risk free interest rate	1.6% -3.8%	0.2% -1.6%
Expected award life (years)	3-10	3-10
Expected volatility	46.8% -65.0%	46.9% -65.0%
Expected dividend yield	2.4% -5.6%	1.6% -2.2%
Weighted average fair value per share at grant date	$5.39	$9.91

SARs:
Risk free interest rate	1.6% -3.8%	0.2%
Expected award life (years)	3-4	3
Expected volatility	61.6% -64.8%	64.3%
Expected dividend yield	2.4% -5.6%	1.6%
Weighted average fair value per share at grant date	$6.34	$10.09

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest between one and three years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs. Stock options and SARs granted in tandem with stock options are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan and the 2022 Plan, as applicable.

A summary of stock option transactions during the year ended December 31, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	779,938	$16.12	3.27	$5,097
Granted	324,091	14.41
Exercised	(85,840)	10.17
Lapsed or cancelled	(55,414)	19.34
Outstanding, December 31, 2022	962,775	15.89	3.26	301
Exercisable, December 31, 2022	512,161	14.48	2.19	282

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2022 and 2021 had intrinsic values of $0.5 million and $4.5 million, respectively. During the years ended December 31, 2022 and 2021 the Company received $0.7 million and $2.7 million, respectively, in cash from stock option exercises. Current tax benefits of $0.9 million were recognized for these exercises during the year ended December 31, 2021. No current tax benefits on stock option exercises were recognized during the year ended December 31, 2022. Additionally, during the years ended December 31, 2022 and 2021 the Company received 9,738 and 17,365 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 11,784 and 24,591 shares, respectively, of its common stock. As of December 31, 2022, the Company had $1.4 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.9 years.

A summary of stock-settled SARs transactions during the year ended December 31, 2022 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2022	291,059	$14.99	2.65	$2,205
Granted	57,120	16.60
Exercised	(24,836)	15.16
Lapsed or cancelled	(2,958)	18.84
Outstanding, December 31, 2022	320,385	15.23	2.23	69
Exercisable, December 31, 2022	232,228	13.48	1.60	67

SARs exercised during the years ended December 31, 2022 and 2021 had intrinsic values of $0.1 million and $0.8 million, respectively. Current tax benefits of $0.1 million were recognized for these exercises during the year ended December 31, 2021. No current tax benefits on SAR exercises were recognized during the year ended December 31, 2022. As of December 31, 2022, the Company had $0.2 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.6 year.

Restricted Stock

The Company has granted shares of restricted stock to directors and certain employees, which vest at a specified future date, generally after three years, over five years or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 Plan and the 2022 Plan, as applicable. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period.

A summary of restricted stock transactions during the year ended December 31, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	458,166	$19.51
Granted	66,544	14.82
Vested	(133,740)	15.24
Forfeited	(18,500)	14.68
Outstanding, December 31, 2022	372,470	20.45

As of December 31, 2022, the Company had $4.6 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.6 years.

Performance Shares

The Company has granted performance shares, which either contain only service-based vesting conditions or service-based and performance-based vesting conditions. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based awards generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Expenses for grants of performance shares are recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting on a pro rata basis under certain circumstances as outlined in the 2013 Plan and the 2022 Plan, except in those circumstances in which award agreements or change in control agreements specify full vesting.

A summary of performance share transactions during the year ended December 31, 2022 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2022	193,523	$21.50
Granted	68,978	18.15
Vested	(15,750)	16.97
Forfeited	(47,300)	22.04
Outstanding, December 31, 2022	199,451	20.57

As of December 31, 2022, the Company had $2.4 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 3.6 years.

NOTE 14 – Net Income (Loss) Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Net income used in the computation of basic and diluted net income per share (in thousands)	$(31,970)	$29,440

Weighted average shares outstanding - basic	15,764,859	15,438,849
Dilutive common stock equivalents	-	652,221
Weighted average shares outstanding - diluted	15,764,859	16,091,070
Net income per share:
Basic	$(2.03)	$1.91
Diluted	$(2.03)	$1.83

Diluted weighted average shares outstanding excludes shares of common stock of 400,381 for the year ended December 31, 2022 as their inclusion would have been antidilutive given the Company’s net loss.

Awards to purchase 687,117 and 171,522 shares of common stock with weighted average exercise prices of $21.06 and $25.42, were outstanding during the years ended December 31, 2022 and 2021, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 15 – Net Sales:

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

Consistent with the Company’s change in reportable segments described in Note 17, the Company has changed its presentation of disaggregated revenue to align with the new segment structure. The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Branded Products Segment:
Branded products	$381,363	$309,906
Personal protective equipment	6,568	30,581
Total Branded Products Segment	$387,931	$340,487

Healthcare Apparel Segment:
Healthcare apparel	$110,505	$131,267
Personal protective equipment	2,816	8,021
Total Healthcare Apparel Segment	$113,321	$139,288

Contact Centers Segment:
Contact centers services	$84,218	$64,312
Net intersegment eliminations	(6,639)	(7,101)
Total Contact Centers Segment	$77,579	$57,211

Consolidated Net Sales	$578,831	$536,986

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2022	2021
Accounts receivable	$104,813	$107,053
Current contract assets	52,980	38,018
Current contract liabilities	2,213	8,804

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2021 were transferred to accounts receivable during the year ended December 31, 2022. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the year ended December 31, 2022, $7.7 million of revenue was recognized from the contract liabilities balance as of December 31, 2021.

NOTE 16 – Stock Repurchase Plan:

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.  The Company did not reacquire and retire shares of its common stock under this program during the years ended December 31, 2022 and 2021. At December 31, 2022, the Company had 657,451 shares remaining under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

NOTE 17 – Operating Segment Information:

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

Branded Products segment: Primarily through our signature marketing brands BAMKO® and HPI®, we produce and sell customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, Brazil, the United Kingdom and Colombia, with support services in China and India.

Healthcare Apparel segment: Primarily through our signature marketing brands Fashion Seal Healthcare® and WonderWink®, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before taxes on income. No customer accounted for more than 10% of the Company’s total net sales in 2022 or 2021.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Year Ended December 31, 2022:
Net sales	$387,931	$113,321	$84,218	$(6,639)	$-	$578,831
Cost of goods sold	273,134	80,719	34,439	(2,820)	-	385,472
Gross margin	114,797	32,602	49,779	(3,819)	-	193,359
Selling and administrative expenses	90,118	39,295	33,631	(3,819)	17,095	176,320
Goodwill impairment charge	25,595	20,323	-	-	-	45,918
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	2,116	2,116
Gain on sale of property, plant and equipment	-	-	-	-	3,435	3,435
Interest expense	288	118	-	-	4,488	4,894
Income (loss) before taxes on income	$(6,785)	$(27,134)	$16,148	$-	$(20,264)	$(38,035)

Depreciation and amortization	$6,465	$3,946	$2,373	$-	$220	$13,004
Capital expenditures	$4,643	$1,169	$4,876	$-	$330	$11,018
Total assets	$224,116	$150,335	$43,368	$-	$39,122	$456,941

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Year Ended December 31, 2021:
Net sales	$340,487	$139,288	$64,312	$(7,101)	$-	$536,986
Cost of goods sold	240,331	87,142	26,671	(3,172)	-	350,972
Gross margin	100,156	52,146	37,641	(3,929)	-	186,014
Selling and administrative expenses	70,035	35,733	23,756	(3,929)	16,465	142,060
Other periodic pension cost	-	-	-	-	1,786	1,786
Pension plan termination charge	-	-	-	-	7,821	7,821
Interest expense	73	154	-	-	993	1,220
Income before taxes on income	$30,048	$16,259	$13,885	$-	$(27,065)	$33,127

Depreciation and amortization	$4,327	$3,372	$1,483	$-	$109	$9,291
Capital expenditures	$9,415	$4,860	$3,421	$-	$-	$17,696
Total assets	$244,410	$170,582	$29,315	$-	$25,938	$470,245

NOTE 18 – Acquisition of Businesses:

Gifts By Design, Inc.

On January 29, 2021, the Company, through BAMKO, acquired substantially all of the assets of Gifts By Design, Inc. (“Gifts by Design”) of Seattle, Washington. Gifts by Design is a promotional products and branded merchandise agency that is well-established as a developer and supplier of corporate awards, incentives, and recognition programs for some of the world’s biggest brands. The purchase price for the acquisition consisted of $6.0 million in cash.

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

The Company recorded $3.7 million in identifiable intangibles at fair value, consisting of $2.5 million in acquired customer relationships and $1.2 million for the brand name. The intangible assets associated with the customer relationships are being amortized for seven years. The Company recognized amortization expense on these acquired intangible assets of $0.4 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively. The Gifts by Design trade name was fully impaired during the year ended December 31, 2022 as a result of the Company’s rebranding efforts during the second quarter of 2022. See Note 6 for further details. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Gifts by Design was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes. The goodwill associated with the Gifts by Design acquisition was fully impaired during the year ended December 31, 2022 as a result of the Company’s goodwill impairment test performed during the third quarter of 2022, which was triggered by the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. See Note 6 for further details.

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

The purchase price of the acquisition consisted of the following: (a) $10.5 million in cash, (b) the issuance of 45,620 restricted shares of Superior’s common stock that vest ratably over a three-year period, and (c) potential future payments of approximately $4.5 million in additional contingent consideration for calendar years 2022 through 2024 based on the results of the acquired business.

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

The Company recorded $2.0 million in identifiable intangibles at fair value, consisting of $1.2 million in acquired customer relationships, $0.1 million for a non-compete agreement and $0.7 million for the Sutter’s Mill Specialties trade name. The intangible assets associated with the customer relationships are being amortized for seven years and the non-compete agreement is being amortized for five years. The Company recognized amortization expense on these acquired intangible assets of $0.2 million during the year ended December 31, 2022. The Sutter’s Mill Specialties trade name was fully impaired during the year ended December 31, 2022 as a result of the Company’s rebranding efforts during the second quarter of 2022. See Note 6 for further details. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Sutter’s Mill was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes. The goodwill associated with the Sutter’s Mill acquisition was fully impaired during the year ended December 31, 2022 as a result of the Company’s goodwill impairment test performed during the third quarter of 2022, which was triggered by the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. See Note 6 for further details.

Guardian Products, Inc.

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) of Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”) that vest ratably over a three-year period, and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

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

The Company recorded $5.9 million in identifiable intangibles at fair value, consisting of $5.0 million in acquired customer relationships, $0.2 million for a non-compete agreement and $0.7 million for the Guardian Products trade name. The intangible assets associated with the customer relationships are being amortized for seven years, the non-compete agreement is being amortized for five years and the trade name is being amortized for two years. The Company recognized amortization expense on these acquired intangible assets of $0.7 million during the year ended December 31, 2022. The difference between the fair value of the consideration transferred and the values assigned to the assets acquired and liabilities assumed was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities. The acquisition of Guardian was treated as an asset purchase for income tax purpose, and therefore, the resulting goodwill from this acquisition is deductible for U.S. income tax purposes. The goodwill associated with the Guardian acquisition was fully impaired during the year ended December 31, 2022 as a result of the Company’s goodwill impairment test performed during the third quarter of 2022, which was triggered by the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. See Note 6 for further details.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On April 6, 2022, Mayer Hoffman McCann P.C. (“MHM”), the Company’s independent registered public accounting firm, informed the Company that it was declining to stand for reappointment to conduct the audit of the Company’s financial statements for the fiscal year ending December 31, 2022. MHM informed the Company that it would continue to perform services for the Company in connection with the fiscal quarter ending March 31, 2022. On April 7, 2022, the Audit Committee of the Company’s Board of Directors accepted the resignation of MHM. MHM’s report on the Company’s consolidated financial statements for the year ended December 31, 2021 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 31, 2021, and during the subsequent period through April 6, 2022, there were no disagreements with MHM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MHM, would have caused MHM to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such periods. During the fiscal year ended December 31, 2021 and during the subsequent period through April 6, 2022, there were no “reportable events”, as defined in Regulation S-K Item 304(a)(1)(v), except as previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2021, in which management identified a material weakness in internal control over financial reporting relating to the Company’s accounting for income taxes.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2022, management identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at December 31, 2022 and for the periods presented in accordance with U.S. GAAP.

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

Based on this evaluation, and as described further above, management has identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. While these control deficiencies did not result in a misstatement to the consolidated financial statement, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis. Given the material weakness, we have concluded that internal control over financial reporting was ineffective as of December 31, 2022.

Remediation of Previously Reported Material Weaknesses

As previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Item 4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, management identified material weaknesses in our internal control over financial reporting.

Income Taxes

Management determined a material weakness existed relating to the accounting for income taxes principally related to the income tax provision and deferred tax accounts (liabilities and assets). The Company determined that management’s review controls over income taxes were not operating effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the aforementioned areas of income taxes. During 2022, management implemented its previously disclosed remediation plan that included: (i) implement a tax reporting software solution to streamline our income tax process and enhance our state and federal income tax reporting capabilities; (ii) hire additional qualified personnel to bolster the Company’s in-house tax capabilities and capacity; and (iii) evaluate and, if necessary, enhance the level of precision in the management review controls related to income taxes. During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and determined them to be effective. As a result, we have concluded that the material weakness has been remediated as of December 31, 2022.

Information Technology

Management determined a material weakness existed relating to the information technology system change controls within one of the Company’s primary systems. The Company determined that management’s review controls over certain system changes were not designed effectively to detect a material misstatement in the financial statements related to the completeness, accuracy, and presentation of the financial statements. During the fourth quarter of 2022, the Company implemented automated system change control functionality that more effectively facilitates the review and validation of system changes. The Company also designed and implemented additional enhanced review and monitoring controls. During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and determined them to be effective. As a result, we have concluded that the material weakness has been remediated as of December 31, 2022.

Ongoing Remediation Efforts with Respect to the Material Weakness

The Company’s management, under the oversight of the Audit Committee, has developed a plan to remediate the material weakness relating to certain proprietary information technology systems of the Contact Centers segment identified as of December 31, 2022 which includes the following measures: (i) develop information technology general controls to manage access and program changes within our proprietary system; (ii) implement processes and controls to better identify and manage segregation of duties; and (iii) design and implement additional enhanced review and monitoring controls.

The material weakness will not be considered remediated until management completes the remediation plan above, the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as discussed above under “Remediation of Previously Reported Material Weaknesses,” there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2022:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	1,283,160	$15.73	1,712,378
Equity compensation Plans not approved by Security holders	-	-	-
Total	1,283,160		1,712,378

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2023 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
	(a)(1)	Financial Statements. The following financial statements of Superior Group of Companies, Inc. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
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

10.6†	2013 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013, and incorporated herein by reference.
10.7†	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.8†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.9†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.10†	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.11†	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 and incorporated herein by reference.
10.12†	Form of Performance Share Agreement, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.
10.13†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.
10.14†	Superior Uniform Group, Inc. Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
10.15†	Superior Uniform Group, Inc. Trust Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
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

10.19†,#	Employment Agreement, effective July 1, 2021, between Superior Group of Companies, Inc. and Philip Koosed, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.20†,#	Employment Agreement, effective July 1, 2021, between The Office Gurus, LLC and Dominic Leide, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.21†,#	Change in Control Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.22†,#	Retention Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.23†,#	Amended and Restated Performance Share Award, dated July 1, 2021, granted to Dominic Leide, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.24†, #	Performance Share Award, dated July 1, 2021, granted to Philip Koosed, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.25†	Restricted Stock Award, dated July 1, 2021, granted to Philip Koosed, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.26†	Restricted Stock Award, dated July 8, 2021, granted to Jordan Alpert, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.27†,#	Performance Share Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.28†	Restricted Stock Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.29†,#	Employment Agreement, effective July 1, 2021, between BAMKO, LLC and Jake Himelstein, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.30	Superior Group of Companies, Inc. 2022 Equity Incentive and Awards Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 31, 2022.
10.31†	Form of Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.32†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.33†	Form of Restricted Stock Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.34†	Form of Performance Share Agreement, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.35†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.36	Credit Agreement, dated as of August 23, 2022, among Superior Group of Companies, Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent for the Lenders filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2022, and incorporated herein by reference.
14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 and incorporated herein by reference.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2*	Consent of Independent Registered Public Accounting Firm - Mayer Hoffman McCann P.C.
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

DATE: March 20, 2023

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints each of Michael Benstock, Andrew D. Demott, Jr., Michael Koempel and Jordan M. Alpert his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, March 20, 2023
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael Koempel
Michael Koempel, March 20, 2023
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Andrew D. Demott, Jr
Andrew D. Demott, Jr., March 20, 2023
Chief Operating Officer and Director

/s/ Paul Mellini	/s/ Venita Fields
Paul Mellini, March 20, 2023	Venita Fields, March 20, 2023
(Director)	(Director)

/s/ Todd Siegel	/s/ Robin Hensley
Todd Siegel, March 20, 2023	Robin Hensley, March 20, 2023
(Director)	(Director)