Form 10-Q
period 2023-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2023-05-08
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
200 Central Avenue, Suite 2000
St. Petersburg, Florida 33701

Registrant’s telephone number, including area code:
727-397-9611

Former name, former address and former fiscal year, if changed since last report:
10055 Seminole Blvd., Seminole, Florida 33772
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

The number of shares of common stock of the registrant outstanding as of May 1, 2023 was 16,498,312 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$130,773	$143,582

Costs and expenses:
Cost of goods sold	83,665	93,801
Selling and administrative expenses	43,379	42,214
Other periodic pension costs	214	528
Interest expense	2,570	299
	129,828	136,842
Income before taxes on income	945	6,740
Income tax expense	57	1,510
Net income	$888	$5,230

Net income per share:
Basic	$0.06	$0.33
Diluted	$0.06	$0.32

Weighted average shares outstanding during the period:
Basic	15,882,994	15,679,027
Diluted	16,118,329	16,165,268

Other comprehensive (loss) income, net of tax:
Recognition of net losses included in net periodic pension costs	$41	$319
Loss on cash flow hedging activities	-	(5)
Foreign currency translation adjustment	307	862
Other comprehensive income	348	1,176
Comprehensive income	$1,236	$6,406

Cash dividends per common share	$0.14	$0.12

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,600	$17,722
Accounts receivable, less allowance for doubtful accounts of $6,346 and $7,622, respectively	94,859	104,813
Accounts receivable - other	398	3,326
Inventories	122,214	124,976
Contract assets	51,390	52,980
Prepaid expenses and other current assets	11,856	14,166
Total current assets	307,317	317,983
Property, plant and equipment, net	51,460	51,392
Operating lease right-of-use assets	13,853	9,113
Deferred tax asset	10,704	10,718
Intangible assets, net	54,427	55,753
Other assets	12,658	11,982
Total assets	$450,419	$456,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,580	$42,060
Other current liabilities	31,608	38,646
Current portion of long-term debt	3,750	3,750
Current portion of acquisition-related contingent liabilities	806	736
Total current liabilities	86,744	85,192
Long-term debt	139,673	151,567
Long-term pension liability	13,019	12,864
Long-term acquisition-related contingent liabilities	1,612	2,245
Long-term operating lease liabilities	8,468	3,936
Other long-term liabilities	8,248	8,538
Total liabilities	257,764	264,342
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,498,312 and 16,376,683 shares, respectively	16	16
Additional paid-in capital	73,730	72,615
Retained earnings	121,572	122,979
Accumulated other comprehensive loss, net of tax:
Pensions	(1,072)	(1,113)
Foreign currency translation adjustment	(1,591)	(1,898)
Total shareholders’ equity	192,655	192,599
Total liabilities and shareholders’ equity	$450,419	$456,941

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2023 AND 2022
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13				(76)		(76)
Common shares issued upon exercise of options and SARs, net	15,702		354	(158)		196
Performance based shares issued	11,707					-
Restricted shares issued, net of forfeitures	23,677					-
Share-based compensation expense			1,212			1,212
Tax withheld on vesting of restricted shares and performance based shares	(7,557)		(232)			(232)
Cash dividends declared ($0.12 per share)				(1,918)		(1,918)
Comprehensive income (loss):
Net income				5,230		5,230
Cash flow hedges, net of taxes of $1					(5)	(5)
Pensions, net of taxes of $110					319	319
Change in currency translation adjustment, net of taxes of $0					862	862
Balance, March 31, 2022	16,171,034	$16	$70,685	$166,914	$(5,037)	$232,578

Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	4,604		35			35
Restricted shares issued, net of forfeitures	117,025					-
Share-based compensation expense			1,080			1,080
Cash dividends declared ($0.14 per share)				(2,295)		(2,295)
Comprehensive income (loss):
Net income				888		888
Pensions, net of taxes of $14					41	41
Change in currency translation adjustment, net of taxes of $0					307	307
Balance, March 31, 2023	16,498,312	$16	$73,730	$121,572	$(2,663)	$192,655

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$888	$5,230
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	3,388	2,923
Provision for bad debts - accounts receivable	(97)	639
Share-based compensation expense	1,080	1,212
Deferred income tax provision	-	46
Change in fair value of acquisition-related contingent liabilities	(563)	406
Change in fair value of written put options	(442)	-
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	10,150	760
Accounts receivable - other	2,928	(907)
Contract assets	1,590	(2,969)
Inventories	2,807	(8,713)
Prepaid expenses and other current assets	2,403	(1,897)
Other assets	(657)	(524)
Accounts payable and other current liabilities	1,596	(5,744)
Long-term pension liability	209	553
Other long-term liabilities	(230)	258
Net cash provided by (used in) operating activities	25,050	(8,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,114)	(4,188)
Acquisition of businesses	-	(125)
Net cash used in investing activities	(2,114)	(4,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	1,000	62,858
Repayment of debt	(12,938)	(48,998)
Payment of cash dividends	(2,295)	(1,918)
Proceeds received on exercise of stock options	35	196
Tax withholdings on vesting of restricted shares and performance based shares	-	(232)
Net cash provided by (used in) financing activities	(14,198)	11,906

Effect of currency exchange rates on cash	140	514
Net increase (decrease) in cash and cash equivalents	8,878	(620)
Cash and cash equivalents balance, beginning of period	17,722	8,935
Cash and cash equivalents balance, end of period	$26,600	$8,315

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

Basis of presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the Securities and Exchange Commission. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The Company refers to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). There have been no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$87,880	$94,228
Work in process	310	401
Raw materials	34,024	30,347
Inventories	$122,214	$124,976

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Credit Facilities:
Revolving credit facility due August 2027	$72,000	$83,000
Term loan due August 2027	72,187	73,125
	144,187	156,125
Less:
Payments due within one year included in current liabilities	3,750	3,750
Debt issuance costs	764	808
Long-term debt less current maturities	$139,673	$151,567

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). During the covenant relief period described in Note 12, the applicable margin may reach 2.5% for SOFR rate loans. The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.6% at March 31, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). During the covenant relief period, the commitment fee may reach 0.300%. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2023 - $2.8 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0, except during the covenant relief period. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of March 31, 2023, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 1.5 to 1.0 and 3.8 to 1.0, respectively. Refer to Note 12 for additional information.

NOTE 4 – Periodic Pension Cost:

The Company is the sponsor of an unfunded supplemental executive retirement plan ("SERP") which includes one active participant.

The following table details the net periodic pension cost under the Company’s SERP for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost on benefits earned during the period	$21	$51
Interest cost on projected benefit obligation	159	100
Recognized actuarial loss	55	428
Net periodic pension cost	$235	$579

The service cost component is included in selling and administrative expenses in our statements of comprehensive income and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income.

NOTE 5 – Net Sales:

For our Branded Products and Healthcare Apparel segments, revenue is primarily generated from the sale of finished products to customers. Revenues for our Branded Products and Healthcare Apparel segments are recognized when the performance obligations under the contract terms are satisfied. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue from the sale of personal protective equipment, including facemasks, isolation gowns, sanitizers and gloves, is generally recognized at a point in time when the goods are transferred to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation.

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

Consistent with the Company’s change in reportable segments described in Note 10, the Company has changed its presentation of disaggregated revenue to align with the new segment structure. The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Branded Products Segment:
Branded products	$81,730	$93,167
Personal protective equipment	121	3,916
Total Branded Products Segment	$81,851	$97,083

Healthcare Apparel Segment:
Healthcare apparel	$27,535	$29,858
Personal protective equipment	619	710
Total Healthcare Apparel Segment	$28,154	$30,568

Contact Centers Segment:
Contact centers services	$22,056	$17,974
Net intersegment eliminations	(1,288)	(2,043)
Total Contact Centers Segment	$20,768	$15,931

Consolidated Net Sales	$130,773	$143,582

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable	$94,859	$104,813
Current contract assets	51,390	52,980
Current contract liabilities	2,156	2,213

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. A portion of the amounts included in contract assets on December 31, 2022 were transferred to accounts receivable during the three months ended March 31, 2023. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the three months ended March 31, 2023, $2.0 million of revenue was recognized from the contract liabilities balance as of December 31, 2022.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. The estimated fair value of Sutter’s Mill acquisition-related contingent consideration payable as of March 31, 2023 was $0.8 million, none of which is expected to be paid within the next twelve months. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $0.5 million and $1.5 million. The estimated fair value of Guardian acquisition-related contingent consideration payable as of March 31, 2023 was $1.6 million, of which $0.8 million is expected to be paid in the third quarter of 2023. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.9 million and $2.5 million. The Company will continue to evaluate these liabilities for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 7 – Share-Based Compensation:

Share-based compensation expense is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options and SARs	$309	$360
Restricted stock	590	619
Performance shares	181	233
Total share-based compensation expense	$1,080	$1,212

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

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest between one and three years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs. Stock options, as well as SARs granted in tandem with stock options, are subject to accelerated vesting under certain circumstances as outlined in the 2013 Incentive Stock and Awards Plan (the “2013 Plan”) or 2022 Equity Incentive and Awards Plan (the “2022 Plan”), as applicable.

A summary of stock option transactions during the three months ended March 31, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	962,775	$15.89	3.26	$301
Granted(1)	182,097	12.04
Exercised	(4,604)	7.60
Lapsed or cancelled	(92,457)	20.77
Outstanding, March 31, 2023	1,047,811	14.83	3.46	30
Exercisable, March 31, 2023	536,233	15.41	2.26	30

(1)	The weighted average grant date fair value of stock options granted was $4.58 per share.

As of March 31, 2023, the Company had $1.8 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.8 years.

A summary of stock-settled SARs transactions during the three months ended March 31, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	320,385	$15.23	2.23	$69
Granted(1)	51,209	12.04
Exercised	-	-
Lapsed or cancelled	(37,243)	23.59
Outstanding, March 31, 2023	334,351	13.81	2.66	4
Exercisable, March 31, 2023	226,088	13.51	1.79	4

(1)	The weighted average grant date fair value of SARs granted was $4.58 per share.

As of March 31, 2023, the Company had $0.4 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.7 years.

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

A summary of restricted stock transactions during the three months ended March 31, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	372,470	$20.45
Granted	117,025	12.04
Vested	(65,215)	15.00
Forfeited	-	-
Outstanding, March 31, 2023	424,280	18.97

As of March 31, 2023, the Company had $5.4 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.5 years.

Performance Shares

The Company has granted performance shares, which either contain only service-based vesting conditions or service-based and performance-based vesting conditions. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based awards generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Expense for grants of performance shares is recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting on a pro rata basis under certain circumstances as outlined in the 2013 Plan or 2022 Plan, as applicable, except in those circumstances in which award agreements or change in control agreements specify full vesting.

A summary of performance share transactions during the three months ended March 31, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	199,451	$20.57
Granted	94,028	12.56
Vested	-	-
Forfeited	-	-
Outstanding, March 31, 2023	293,479	18.00

As of March 31, 2023, the Company had $2.3 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 3.4 years.

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

For the three months ended March 31, 2023, the Company recorded a provision for income taxes of $0.1 million, which represents an effective tax rate of 6.0%. The effective tax rate for the three months ended  March 31, 2023 was favorably impacted by discrete non-taxable gains on the Company’s written put option and income generated on the Company’s SERP totaling $0.4 million and $0.2 million respectively. For the three months ended  March 31, 2022, the Company recorded a provision for income taxes of $1.5 million, which represents an effective tax rate of 22.4%.

NOTE 9 – Net Income Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, nonvested shares of restricted stock and nonvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net income used in the computation of basic and diluted net income per share (in thousands)	$888	$5,230

Weighted average shares outstanding - basic	15,882,994	15,679,027
Dilutive common stock equivalents	235,335	486,241
Weighted average shares outstanding - diluted	16,118,329	16,165,268
Net income per share:
Basic	$0.06	$0.33
Diluted	$0.06	$0.32

Awards to purchase 1,008,972 and 415,529 shares of common stock with weighted average exercise prices of $17.03 and $23.29 per share were outstanding during the three months ended March 31, 2023 and 2022, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

Healthcare Apparel segment: Primarily through our signature marketing brands Fashion Seal Healthcare® and Wink™, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended March 31, 2023:
Net sales	$81,851	$28,154	$22,056	$(1,288)	$-	$130,773
Cost of goods sold	55,952	18,054	10,267	(608)	-	83,665
Gross margin	25,899	10,100	11,789	(680)	-	47,108
Selling and administrative expenses	20,053	9,502	9,664	(680)	4,840	43,379
Other periodic pension cost	-	-	-	-	214	214
Interest expense	-	-	-	-	2,570	2,570
Income (loss) before taxes on income	$5,846	$598	$2,125	$-	$(7,624)	$945

Depreciation and amortization	$1,664	$974	$668	$-	$82	$3,388
Capital expenditures	$1,271	$462	$381	$-	$-	$2,114

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended March 31, 2022:
Net sales	$97,083	$30,568	$17,974	$(2,043)	$-	$143,582
Cost of goods sold	68,868	18,553	7,293	(913)	-	93,801
Gross margin	28,215	12,015	10,681	(1,130)	-	49,781
Selling and administrative expenses	21,557	10,087	6,372	(1,130)	5,328	42,214
Other periodic pension cost	-	-	-	-	528	528
Interest expense	55	18	-	-	226	299
Income (loss) before taxes on income	$6,603	$1,910	$4,309	$-	$(6,082)	$6,740

Depreciation and amortization	$1,383	$981	$495	$-	$64	$2,923
Capital expenditures	$1,543	$711	$1,931	$-	$3	$4,188

NOTE 11 – Acquisition of Businesses:

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

NOTE 12 – Subsequent Events:

On May 4, 2023, the Company and its domestic subsidiaries entered into the First Amendment to its Credit Agreement with the Administrative Agent and the lenders, which (i) provides a covenant relief period through December 31, 2023, which the Company may opt to terminate during the fourth quarter of 2023 if it has a consolidated total net leverage ratio at or below 4.00 to 1.0 for the two preceding consecutive fiscal quarters; (ii) permits a maximum consolidated total net leverage ratio of 4.5 to 1, 4.8 to 1, 4.5 to 1 and 4.0 to 1 for the first, second, third and fourth quarters of 2023, respectively; (iii) amends the applicable margin pricing grid to add a tier of applicable margins (2.5% for SOFR rate loans) if the consolidated total net leverage ratio is greater than or equal to 4.0 to 1, which tier would only apply during the covenant relief period; (iv) prohibits capital expenditures during the covenant relief period that exceed $10 million, with additional limitations imposed on a quarterly basis; (v) prohibits acquisitions and incremental loans during the covenant relief period; (vi) adds sale and leaseback transactions to the list of transactions that require the Company to use the net proceeds thereof to make a mandatory prepayment under the Credit Agreement; (vii) limits restricted payments to $20 million in any fiscal year, and no more than $10 million during the covenant relief period, with additional limitations imposed on a quarterly basis during the covenant relief period; and (viii) lowers the amount of permissible investments in non-loan party subsidiaries to $5 million during the covenant relief period.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

Cautionary Note Regarding Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” "anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, including short term and long term plans for cash (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, (4) statements of expected industry and general economic trends and (5) the projected impact of the COVID-19 pandemic on our, our customers’, and our suppliers’ businesses.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment (including with respect to the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages) and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; lingering effects of the COVID-19 pandemic, including existing and possible future variants, on the United States and global markets, our business, operations, customers, suppliers and employees, including the length and scope of restrictions imposed by various governments and organizations and the continuing success of efforts to deliver effective vaccines and boosters, among other factors; changes in the healthcare, retail, hotel, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of cotton and other manufacturing materials; attracting and retaining senior management and key personnel; the effect of the Company’s material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States. In 2021, the Company saw increased demand for healthcare service apparel from laundries, dealers, distributors, service hospitals and other medical facilities. However, as a result of the effects from the COVID-19 pandemic, the healthcare apparel market in 2022 was oversupplied creating a slowdown in demand. This softening of demand has continued thus far in 2023. In an effort to capture additional market share, in the first quarter of 2023 the Company launched a direct-to-consumer website and began rebranding its signature marketing brand WonderWink® to Wink™. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and Wink™, will continue to provide opportunities for growth and increased market share.

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

Global Economic and Political Conditions

Economic and political events this year have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has repeatedly raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. It has indicated that it may raise rates further. World events, including the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are too difficult to predict.

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

Summary of Results

Net Income

The Company generated net income of $0.9 million during the three months ended March 31, 2023 and net income of $5.2 million during the three months ended March 31, 2022. The decrease in net income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to decreases in Branded Products net sales and Healthcare Apparel net sales, an increase in Contact Centers selling and administrative expenses, and an increase in interest expense, partially offset by an decrease in income tax expense.

EBITDA

EBITDA (a non-GAAP financial measure) was $6.9 million and $10.0 million during the three months ended March 31, 2023 and 2022, respectively. EBITDA during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased primarily due to decreases in Branded Products net sales and Healthcare Apparel net sales and an increase in selling and administrative expenses, partially offset by an increase in Contact Centers net sales. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net Sales (in thousands):
	Three Months Ended March 31,
	2023	2022	% Change
Branded Products	$81,851	$97,083	(15.7%)
Healthcare Apparel	28,154	30,568	(7.9%)
Contact Centers	22,056	17,974	22.7%
Net intersegment eliminations	(1,288)	(2,043)	(37.0%)
Consolidated Net Sales	$130,773	$143,582	(8.9%)

Net sales for the Company decreased 8.9%, or $12.8 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was driven by declines in Branded Products and Healthcare Apparel, partially offset by an increase in Contact Centers.

Branded Products net sales decreased 15.7%, or $15.2 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to decreased demand as a result of current market conditions that have tightened our customers’ advertising spending, the timing of new branded uniform rollout programs for certain customers and a decrease of $3.9 million in net sales of personal protective equipment driven by the easing of the COVID-19 pandemic. These decreases were partially offset by net sales of $6.5 million attributable to the acquisition of Guardian in May 2022.

Healthcare Apparel net sales decreased 7.9%, or $2.4 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from a continuation of challenging market conditions with saturated inventory levels post-COVID-19 pandemic.

Contact Centers net sales increased 22.7% before intersegment eliminations and 30.4% after intersegment eliminations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. These increases were primarily attributed to onboarding of new customers during the last twelve months and providing expanded services to our existing customers.

Gross Margin

Gross margin rate for the Company was 36.0% for the three months ended March 31, 2023 and 34.7% for the three months ended March 31, 2022. The rate increase was primarily due to an improvement in gross margin rate for our Branded Products segment, the Company's largest segment, and the Contact Centers segment, our highest gross margin segment, representing a larger portion of total gross margin.

Gross margin rate for our Branded Products segment was 31.6% for the three months ended March 31, 2023 and 29.1% for the three months ended March 31, 2022. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 35.9% for the three months ended March 31, 2023 and 39.3% for the three months ended March 31, 2022. The rate decrease was primarily driven by challenging market conditions and strategic efforts to right size inventory levels resulting in lower selling prices.

Gross margin rate for our Contact Centers segment was 53.5% for the three months ended March 31, 2023 and 59.4% for the three months ended March 31, 2022. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by price increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 33.2% for the three months ended March 31, 2023 and 29.4% for the three months ended March 31, 2022. The selling and administrative expense rate increased across all segments.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 24.5% for the three months ended March 31, 2023 and 22.2% for the three months ended March 31, 2022. The rate increase was primarily due to expense deleverage on the 15.7% decrease in sales, partially offset by lower selling and administrative expenses resulting from a decrease in expense of $0.8 million which resulted from the remeasurement of acquisition contingent liabilities and a decrease in sales commission expense.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.8% for the three months ended March 31, 2023 and 33.0% for the three months ended March 31, 2022. The rate increase was primarily due to expense deleverage on the 7.9% decrease in sales, partially offset by lower selling and administrative expenses resulting from a decrease in employee related expenses, including sales commissions.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.8% for the three months ended March 31, 2023 and 35.5% for the three months ended March 31, 2022. The percentage increase was primarily attributed to increased investment in organizational infrastructure, including personnel, to support future growth of this segment.

Interest Expense

Interest expense increased to $2.6 million for the three months ended March 31, 2023 from $0.3 million for three months ended March 31, 2022. This increase was primarily due to an increase in interest rates on our outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the three months ended March 31, 2023 was 6.6% compared to 0.9% for the three months ended March 31, 2022.

Income Taxes

Income tax expense for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 decreased by $1.5 million. The decrease in income tax expense was driven by a decrease in pre-tax income. The effective income tax rate was 6.0% and 22.4% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was favorably impacted by discrete non-taxable gains on the Company’s written put option and income generated on the Company’s SERP totaling $0.4 million and $0.2 million, respectively. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Cash and cash equivalents increased by $8.9 million to $26.6 million as of March 31, 2023 from $17.7 million on December 31, 2022. Working capital decreased to $220.6 million at March 31, 2023 from $232.8 million at December 31, 2022. The decrease in working capital was primarily due to a decrease in accounts receivable, an increase in accounts payable, a decrease in other accounts receivable and a decrease in inventory, partially offset by an increase in cash and cash equivalents and a decrease in other current liabilities. The decreases in accounts receivable and other accounts receivables were primarily driven by decreased sales for the quarter within our Branded Products segment and the collection of customer payments, including credit card payments.

The increase in accounts payable and cash and cash equivalents was primarily driven by the timing of payments to vendors and decreased in purchasing activities during the period. The decrease in inventory was primarily driven by a decrease in receipts during the period. The decrease in other current liabilities was primarily related to the timing of payments associated with costs incurred in 2022 that were paid in 2023, including accrued commissions and other compensation.

Material Short-Term Plans for Cash

For the remainder of the year 2023, our primary capital requirements are to maintain our operations, meet contractual obligations, fund capital expenditures, pay dividends and for other general corporate purposes. We currently anticipate that we will spend less in capital expenditures in 2023 than we spent in 2022. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements for the next twelve months.

Material Long-Term Plans for Cash

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long term contractual obligations and the continuation of the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company’s material contractual obligations include outstanding debt, operating leases, acquisition-related contingent liabilities, unfunded supplemental executive retirement plan liabilities and non-qualified deferred compensation plan liabilities. In the first quarter of 2023, the Company’s Branded Products segment entered into a new long-term lease for a warehouse in Phoenix, Arizona with total estimated rental payments of $7.4 million. This new lease is part of management’s plan to consolidate warehousing facilities related to promotional products inventory. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$25,050	$(8,727)
Investing activities	(2,114)	(4,313)
Financing activities	(14,198)	11,906
Effect of exchange rates on cash	140	514
Net increase (decrease) in cash and cash equivalents	$8,878	$(620)

Operating Activities. The increase in net cash provided by operating activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to decreases in cash outflows for inventory and accounts payable and an increase in cash inflows from accounts receivable, partially offset by an increase in cash outflows for selling and administrative expenses, a decrease in net sales and an increase in interest paid. Working capital cash changes during the three months ended March 31, 2023 included a decrease of $10.2 million in accounts receivable. Working capital cash changes during the three months ended March 31, 2022 included an increase of $8.7 million in inventory and a decrease of $5.7 million in accounts payable and other current liabilities.

Investing Activities. The decrease in net cash used in investing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to a decrease in capital expenditures in the current period as compared to the prior year period.

Financing Activities. The increase in net cash used in financing activities during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to $11.9 million in net repayments of debt in the current period compared to $13.9 million of net borrowings of debt in the prior year period. Excess cash generated from operating activities during the three months ended March 31, 2023 was used to repay outstanding borrowings under the revolving credit facility.

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

As of March 31, 2023, the Company had $144.2 million in outstanding borrowings under its Credit Facilities, consisting of $72.0 million outstanding under the revolving credit facility and $72.2 million outstanding under a term loan.  As of March 31, 2023, the Company had undrawn capacity of $53.0 million under the revolving credit facility.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). During the covenant relief period described in Note 12 to the Financial Statements, the applicable margin may reach 2.5% for SOFR rate loans. The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.6% at March 31, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). During the covenant relief period, the commitment fee may reach 0.300%. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2023 - $2.8 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0, except during the covenant relief period. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of March 31, 2023, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 1.5 to 1.0 and 3.8 to 1.0, respectively.

On May 4, 2023, the Company and its domestic subsidiaries entered into a First Amendment to Credit Agreement with the Administrative Agent and the lenders, which (i) provides a covenant relief period through December 31, 2023, which the Company may opt to terminate during the fourth quarter of 2023 if it has a consolidated total net leverage ratio at or below 4.00 to 1.0 for the two preceding consecutive fiscal quarters; (ii) permits a maximum consolidated total net leverage ratio of 4.5 to 1, 4.8 to 1, 4.5 to 1 and 4.0 to 1 for the first, second, third and fourth quarters 2023, respectively; (iii) amends the applicable margin pricing grid to add a tier of applicable margins (2.5% for SOFR rate loans) if the consolidated total net leverage ratio is greater than 4.0 to 1, which tier would only apply during the covenant relief period; (iv) prohibits capital expenditures during the covenant relief period that exceed $10 million, with additional limitations imposed on a quarterly basis; (v) prohibits acquisitions and incremental loans during the covenant relief period; (vi) adds sale and leaseback transactions to the list of transactions that require the Company to use the net proceeds thereof to make a mandatory prepayment under the Credit Agreement; (vii) limits restricted payments to $20 million in any fiscal year, and no more than $10 million during the covenant relief period, with additional limitations imposed on a quarterly basis during the covenant relief period; and (viii) lowers the amount of permissible investments in non-loan party subsidiaries to $5 million during the covenant relief period.

Dividends and Share Repurchase Program

During the three months ended March 31, 2023 and 2022, the Company paid cash dividends of $2.3 million and $1.9 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At March 31, 2023, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

Non-GAAP Financial Measure

EBITDA, which is a non-GAAP financial measure, is defined as net income excluding interest expense, income tax expense and depreciation and amortization expense. The Company believes EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences and (iii) asset base (depreciation and amortization). The Company uses EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to net income, cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate EBITDA are significant components in understanding and assessing the Company’s results of operations. The presentation of the Company’s EBITDA may change from time to time, including as a result of changed business conditions, new accounting pronouncements or otherwise. If the presentation changes, the Company undertakes to disclose any change between periods and the reasons underlying that change. The Company’s EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$888	$5,230
Interest expense	2,570	299
Income tax expense	57	1,510
Depreciation and amortization	3,388	2,923
EBITDA	$6,903	$9,962

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2023 would have resulted in approximately $0.4 million in additional pre-tax interest expense for the three months ended March 31, 2023. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of March 31, 2023, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the three months ended March 31, 2023 and 2022, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the three months ended March 31, 2023 and 2022 included a foreign currency translation adjustment gain of $0.3 million and $0.9 million, respectively.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Koempel, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described below and as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Except as discussed above under “Ongoing Remediation Efforts with Respect to the Material Weakness," there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, results of operations or financial condition.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; and on May 1, 2023, First Republic Bank failed and regulators sold substantially all of its assets to JPMorgan Chase & Co. The failure of First Republic Bank occurred despite a previous attempt by some of the nation’s largest banks to shore up First Republic’s capital. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, results of operations or financial condition.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2023, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	-	$-	-
February 1, 2023 to February 28, 2023	-	-	-
March 31, 2023 to March 31, 2023	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

On May 4, 2023, the Company and its domestic subsidiaries entered into the First Amendment to its Credit Agreement with the Administrative Agent and the lenders, which (i) provides a covenant relief period through December 31, 2023, which the Company may opt to terminate during the fourth quarter of 2023 if it has a consolidated total net leverage ratio at or below 4.00 to 1.0 for the two preceding consecutive fiscal quarters; (ii) permits a maximum consolidated total net leverage ratio of 4.5 to 1, 4.8 to 1, 4.5 to 1 and 4.0 to 1 for the first, second, third and fourth quarters 2023, respectively; (iii) amends the applicable margin pricing grid to add a tier of applicable margins if the consolidated total net leverage ratio is greater than or equal to 4.0 to 1, which tier would only apply during the covenant relief period; (iv) prohibits capital expenditures during the covenant relief period that exceed $10 million, with additional limitations imposed on a quarterly basis; (v) prohibits acquisitions and incremental loans during the covenant relief period; (vi) adds sale and leaseback transactions to the list of transactions that require the Company to use the net proceeds thereof to make a mandatory prepayment under the Credit Agreement; (vii) limits restricted payments to $20 million in any fiscal year, and no more than $10 million during the covenant relief period, with additional limitations imposed on a quarterly basis during the covenant relief period; and (viii) lowers the amount of permissible investments in non-loan party subsidiaries to $5 million during the covenant relief period.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1*	First Amendment to Credit Agreement, dated May 4, 2023
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2023	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2023
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)