Form 10-Q
period 2023-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2023-08-07
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

The number of shares of common stock of the registrant outstanding as of July 31, 2023 was 16,504,312 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,
	2023	2022
Net sales	$129,162	$147,933

Costs and expenses:
Cost of goods sold	81,566	99,800
Selling and administrative expenses	43,382	45,969
Goodwill impairment charge	-	24,458
Intangible assets impairment charge	-	5,581
Other periodic pension costs	214	528
Interest expense	2,624	583
	127,786	176,919
Income (loss) before income tax expense	1,376	(28,986)
Income tax expense (benefit)	163	(2,311)
Net income (loss)	$1,213	$(26,675)

Net income (loss) per share:
Basic	$0.08	$(1.70)
Diluted	$0.08	$(1.70)

Weighted average shares outstanding during the period:
Basic	15,987,007	15,732,264
Diluted	16,124,816	15,732,264

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$41	$319
Loss on cash flow hedging activities	-	(5)
Foreign currency translation adjustment	277	(763)
Other comprehensive income (loss)	318	(449)
Comprehensive income (loss)	$1,531	$(27,124)

Cash dividends per common share	$0.14	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Six Months Ended June 30,
	2023	2022
Net sales	$259,935	$291,515

Costs and expenses:
Cost of goods sold	165,231	193,601
Selling and administrative expenses	86,761	88,183
Goodwill impairment charge	-	24,458
Intangible assets impairment charge	-	5,581
Other periodic pension costs	428	1,056
Interest expense	5,194	882
	257,614	313,761
Income (loss) before income tax expense	2,321	(22,246)
Income tax expense (benefit)	220	(801)
Net income (loss)	$2,101	$(21,445)

Net income (loss) per share:
Basic	$0.13	$(1.37)
Diluted	$0.13	$(1.37)

Weighted average shares outstanding during the period:
Basic	15,935,001	15,705,646
Diluted	16,121,573	15,705,646

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$82	$638
Loss on cash flow hedging activities	-	(10)
Foreign currency translation adjustment	584	99
Other comprehensive income	666	727
Comprehensive income (loss)	$2,767	$(20,718)

Cash dividends per common share	$0.28	$0.26

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,749	$17,722
Accounts receivable, less allowance for doubtful accounts of $4,803 and $7,622, respectively	96,732	104,813
Accounts receivable - other	294	3,326
Inventories	114,419	124,976
Contract assets	47,614	52,980
Prepaid expenses and other current assets	14,645	14,166
Total current assets	292,453	317,983
Property, plant and equipment, net	50,849	51,392
Operating lease right-of-use assets	14,775	9,113
Deferred tax asset	10,691	10,718
Intangible assets, net	53,148	55,753
Other assets	13,364	11,982
Total assets	$435,280	$456,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,879	$42,060
Other current liabilities	34,181	38,646
Current portion of long-term debt	3,750	3,750
Current portion of acquisition-related contingent liabilities	1,375	736
Total current liabilities	87,185	85,192
Long-term debt	122,479	151,567
Long-term pension liability	13,135	12,864
Long-term acquisition-related contingent liabilities	873	2,245
Long-term operating lease liabilities	9,678	3,936
Other long-term liabilities	8,691	8,538
Total liabilities	242,041	264,342
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,499,312 and 16,376,683 shares, respectively	16	16
Additional paid-in capital	75,078	72,615
Retained earnings	120,490	122,979
Accumulated other comprehensive loss, net of tax:
Pensions	(1,032)	(1,113)
Foreign currency translation adjustment	(1,313)	(1,898)
Total shareholders’ equity	193,239	192,599
Total liabilities and shareholders’ equity	$435,280	$456,941

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2023 AND 2022
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2022	16,171,034	$16	$70,685	$166,914	$(5,037)	$232,578
Common shares issued upon exercise of options and SARs, net	32,309	-	299	-	-	299
Restricted shares issued, net of forfeitures	(1,834)	-	-	-	-	-
Restricted shares issued in conjunction with acquisition of business	116,550	-	2,000	-	-	2,000
Share-based compensation expense	-	-	1,242	-	-	1,242
Written put option	-	-	(3,597)	-	-	(3,597)
Cash dividends declared ($0.14 per share)	-	-	-	(2,253)	-	(2,253)
Comprehensive income (loss):
Net loss	-	-	-	(26,675)	-	(26,675)
Cash flow hedges, net of taxes of $0	-	-	-	-	(5)	(5)
Pensions, net of taxes of $110	-	-	-	-	319	319
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(763)	(763)
Balance, June 30, 2022	16,318,059	$16	$70,629	$137,986	$(5,486)	$203,145

Balance, April 1, 2023	16,498,312	$16	$73,730	$121,572	$(2,663)	$192,655
Common shares issued upon exercise of options and SARs, net	1,000	-	8	-	-	8
Share-based compensation expense	-	-	1,340	-	-	1,340
Cash dividends declared ($0.14 per share)	-	-	-	(2,295)	-	(2,295)
Comprehensive income:
Net income	-	-	-	1,213	-	1,213
Pensions, net of taxes of $14	-	-	-	-	41	41
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	277	277
Balance, June 30, 2023	16,499,312	$16	$75,078	$120,490	$(2,345)	$193,239

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six MONTHS ENDED June 30, 2023 AND 2022
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13		-	-	(76)	-	(76)
Common shares issued upon exercise of options and SARs, net	48,011	-	653	(158)	-	495
Performance based shares issued	11,707	-	-	-	-	-
Restricted shares issued, net of forfeitures	21,843	-	-	-	-	-
Restricted shares issued in conjunction with acquisition of business	116,550	-	2,000	-	-	2,000
Share-based compensation expense	-	-	2,454	-	-	2,454
Tax withheld on vesting of restricted shares and performance based shares	(7,557)	-	(232)	-	-	(232)
Written put option	-	-	(3,597)	-	-	(3,597)
Cash dividends declared ($0.26 per share)	-	-	-	(4,171)	-	(4,171)
Comprehensive income (loss):
Net loss	-	-	-	(21,445)	-	(21,445)
Cash flow hedges, net of taxes of $1	-	-	-	-	(10)	(10)
Pensions, net of taxes of $220	-	-	-	-	638	638
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	99	99
Balance, June 30, 2022	16,318,059	$16	$70,629	$137,986	$(5,486)	$203,145

Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	5,604	-	43	-	-	43
Restricted shares issued, net of forfeitures	117,025	-	-	-	-	-
Share-based compensation expense	-	-	2,420	-	-	2,420
Cash dividends declared ($0.28 per share)	-	-	-	(4,590)	-	(4,590)
Comprehensive income:
Net income	-	-	-	2,101	-	2,101
Pensions, net of taxes of $28	-	-	-	-	82	82
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	584	584
Balance, June 30, 2023	16,499,312	$16	$75,078	$120,490	$(2,345)	$193,239

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,101	$(21,445)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,816	6,103
Goodwill impairment charge	-	24,458
Intangible assets impairment charge	-	5,581
Inventory write-downs	144	4,795
Provision for bad debts - accounts receivable	(628)	1,282
Share-based compensation expense	2,420	2,454
Deferred income tax provision (benefit)	-	(2,018)
Change in fair value of acquisition-related contingent liabilities	(733)	626
Change in fair value of written put options	(145)	-
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	8,854	(3,025)
Accounts receivable - other	3,032	458
Contract assets	5,447	(8,176)
Inventories	10,555	(9,377)
Prepaid expenses and other current assets	(285)	(925)
Other assets	(1,468)	1,812
Accounts payable and other current liabilities	1,280	(7,325)
Payment of acquisition-related contingent liabilities	-	(3,346)
Long-term pension liability	379	1,116
Other long-term liabilities	326	(693)
Net cash provided by (used in) operating activities	38,095	(7,645)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,643)	(7,039)
Acquisition of businesses	-	(11,202)
Net cash used in investing activities	(3,643)	(18,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	1,000	117,790
Repayment of debt	(29,875)	(85,299)
Debt issuance costs	(300)	-
Payment of cash dividends	(4,590)	(4,171)
Payment of acquisition-related contingent liabilities	-	(1,416)
Proceeds received on exercise of stock options	43	495
Tax withholdings on vesting of restricted shares and performance based shares	-	(232)
Net cash provided by (used in) financing activities	(33,722)	27,167

Effect of currency exchange rates on cash	297	89
Net increase in cash and cash equivalents	1,027	1,370
Cash and cash equivalents balance, beginning of period	17,722	8,935
Cash and cash equivalents balance, end of period	$18,749	$10,305

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

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare® and WonderWink® (also referred to as “Wink™"), manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$83,815	$94,228
Work in process	615	401
Raw materials	29,989	30,347
Inventories	$114,419	$124,976

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Credit Facilities:
Revolving credit facility due August 2027	$56,000	$83,000
Term loan due August 2027	71,250	73,125
	127,250	156,125
Less:
Payments due within one year included in current liabilities	3,750	3,750
Debt issuance costs	1,021	808
Long-term debt less current maturities	$122,479	$151,567

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

On May 4, 2023, the Company and its domestic subsidiaries entered into the First Amendment to its Credit Agreement with the Administrative Agent and the lenders, which (i) provides a covenant relief period through December 31, 2023, which the Company may opt to terminate during the fourth quarter of 2023 if it has a consolidated total net leverage ratio at or below 4.0 to 1.0 for the two preceding consecutive fiscal quarters; (ii) permits a maximum consolidated total net leverage ratio of 4.5 to 1.0, 4.8 to 1.0, 4.5 to 1.0 and 4.0 to 1.0 for the first, second, third and fourth quarters of 2023, respectively; (iii) amends the applicable margin pricing grid to add a tier of applicable margins (2.5% for secured overnight financing rate (“SOFR”) rate loans) if the consolidated total net leverage ratio is greater than or equal to 4.0 to 1.0, which tier would only apply during the covenant relief period; (iv) prohibits capital expenditures during the covenant relief period that exceed $10 million, with additional limitations imposed on a quarterly basis; (v) prohibits acquisitions and incremental loans during the covenant relief period; (vi) adds sale and leaseback transactions to the list of transactions that require the Company to use the net proceeds thereof to make a mandatory prepayment under the Credit Agreement; (vii) limits restricted payments to $20 million in any fiscal year, and no more than $10 million during the covenant relief period, with additional limitations imposed on a quarterly basis during the covenant relief period; and (viii) lowers the amount of permissible investments in non-loan party subsidiaries to $5 million during the covenant relief period.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the SOFR plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). During the covenant relief period described above, the applicable margin may reach 2.5% for SOFR rate loans. The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 7.2% at June 30, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). During the covenant relief period, the commitment fee may reach 0.300%. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2023 - $1.9 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0, except during the covenant relief period as described above. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of June 30, 2023, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 2.0 to 1.0 and 3.7 to 1.0, respectively.

NOTE 4 – Periodic Pension Cost:

The Company is the sponsor of an unfunded supplemental executive retirement plan ("SERP") which includes one active participant.

The following table details the net periodic pension cost under the Company’s SERP for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost on benefits earned during the period	$-	$51	$21	$102
Interest cost on projected benefit obligation	159	100	318	200
Recognized actuarial loss	55	428	110	856
Net periodic pension cost	$214	$579	$449	$1,158

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Branded Products Segment:
Branded products	$79,539	$101,078	$161,269	$194,245
Personal protective equipment	53	961	174	4,877
Total Branded Products Segment	$79,592	$102,039	$161,443	$199,122

Healthcare Apparel Segment:
Healthcare apparel	$27,338	$25,635	$54,873	$55,493
Personal protective equipment	734	653	1,353	1,363
Total Healthcare Apparel Segment	$28,072	$26,288	$56,226	$56,856

Contact Centers Segment:
Contact centers services	$22,758	$21,466	$44,814	$39,440
Net intersegment eliminations	(1,260)	(1,860)	(2,548)	(3,903)
Total Contact Centers Segment	$21,498	$19,606	$42,266	$35,537

Consolidated Net Sales	$129,162	$147,933	$259,935	$291,515

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable	$96,732	$104,813
Current contract assets	47,614	52,980
Current contract liabilities	2,304	2,213

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2022 were transferred to accounts receivable during the six months ended June 30, 2023. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the six months ended June 30, 2023, $2.0 million of revenue was recognized from the contract liabilities balance as of December 31, 2022.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. In July 2023, management agreed to settle the remaining contingent consideration obligation associated with this acquisition for $0.5 million payable in the first quarter of 2024. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of June 30, 2023 was $1.7 million, of which $0.8 million is expected to be paid in the third quarter of 2023. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.9 million and $2.5 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation expense is recorded in selling and administrative expense in the statements of comprehensive income (loss). The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and SARs	$390	$381	$699	$741
Restricted stock	767	985	1,357	1,604
Performance shares	183	(124)	364	109
Total share-based compensation expense	$1,340	$1,242	$2,420	$2,454

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

A summary of stock option transactions during the six months ended June 30, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	962,775	$15.89	3.26	$301
Granted(1)	215,006	11.80
Exercised	(5,604)	7.66
Lapsed or cancelled	(133,173)	18.52
Outstanding, June 30, 2023	1,039,004	14.75	3.24	158
Exercisable, June 30, 2023	526,412	15.81	2.00	144

(1)	The weighted average grant date fair value of stock options granted was $4.42 per share.

As of June 30, 2023, the Company had $1.5 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.6 years.

A summary of stock-settled SARs transactions during the six months ended June 30, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	320,385	$15.23	2.23	$69
Granted(1)	51,209	12.04
Exercised	-	-
Lapsed or cancelled	(37,860)	23.62
Outstanding, June 30, 2023	333,734	13.79	2.41	43
Exercisable, June 30, 2023	225,471	13.47	1.54	43

(1)	The weighted average grant date fair value of SARs granted was $4.58 per share.

As of June 30, 2023, the Company had $0.3 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.5 years.

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

A summary of restricted stock transactions during the six months ended June 30, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	372,470	$20.45
Granted	117,025	12.04
Vested	(85,863)	15.81
Forfeited	-	-
Outstanding, June 30, 2023	403,632	19.00

As of June 30, 2023, the Company had $4.7 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.3 years.

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

A summary of performance share transactions during the six months ended June 30, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	199,451	$20.57
Granted	94,028	12.56
Vested	-	-
Forfeited	-	-
Outstanding, June 30, 2023	293,479	18.00

As of June 30, 2023, the Company had $2.1 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 3.1 years.

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

For the three months ended June 30, 2023, the Company recorded a provision for income taxes of $0.2 million, which represents an effective tax rate of 11.8%. For the three months ended  June 30, 2022, the Company recorded a benefit from income taxes of $2.3 million, which represents an effective tax rate of 8.0%. For the six months ended June 30, 2023 the Company recorded a provision for income taxes of $0.2 million, which represents an effective tax rate of 9.5%. For the six months ended June 30, 2022, the Company recorded a benefit from income taxes of $0.8 million, which represents an effective tax rate of 3.6%.

The increase in income tax expense as well as the effective tax rate for the three and six months ended June 30, 2023 was impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions. Income tax expense for the three and six months ended June 30, 2022 was impacted by a federal tax benefit of $2.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the three and six months ended June 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $20.3 million.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) used in the computation of basic and diluted net income (loss) per share (in thousands)	$1,213	$(26,675)	$2,101	$(21,445)

Weighted average shares outstanding - basic	15,987,007	15,732,264	15,935,001	15,705,646
Dilutive common stock equivalents	137,809	-	186,572	-
Weighted average shares outstanding - diluted	16,124,816	15,732,264	16,121,573	15,705,646
Net income (loss) per share:
Basic	$0.08	$(1.70)	$0.13	$(1.37)
Diluted	$0.08	$(1.70)	$0.13	$(1.37)

Diluted weighted average shares outstanding excludes shares of common stock of 491,168 and 488,705 for the three and six months ended June 30, 2022, respectively, as their inclusion would have been antidilutive given the Company’s net loss.

Awards to purchase 1,268,882 and 633,408 shares of common stock with weighted average exercise prices of $15.19 and $21.85 per share were outstanding during the three months ended June 30, 2023 and 2022, respectively, but were not included in the computation of diluted net income (loss) per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 1,138,927 and 524,568 shares of common stock with weighted average exercise prices of $16.11 and $22.57 per share were outstanding during the six months ended June 30, 2023 and 2022, respectively, but were not included in the computation of diluted net income (loss) per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The Company evaluates the performance of each operating segment based on several factors of which the primary financial measures are net sales and income before income tax expense.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended June 30, 2023:
Net sales	$79,592	$28,072	$22,758	$(1,260)	$-	$129,162
Cost of goods sold	53,952	17,653	10,554	(593)	-	81,566
Gross margin	25,640	10,419	12,204	(667)	-	47,596
Selling and administrative expenses	20,362	9,466	9,614	(667)	4,607	43,382
Other periodic pension cost	-	-	-	-	214	214
Interest expense	-	-	-	-	2,624	2,624
Income (loss) before income tax expense	$5,278	$953	$2,590	-	$(7,445)	$1,376

Depreciation and amortization	$1,710	$976	$662	$-	$80	$3,428
Capital expenditures	$736	$64	$683	$-	$46	$1,529

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended June 30, 2022:
Net sales	$102,039	$26,288	$21,466	$(1,860)	$-	$147,933
Cost of goods sold	72,954	18,904	8,692	(750)	-	99,800
Gross margin	29,085	7,384	12,774	(1,110)	-	48,133
Selling and administrative expenses	24,004	9,801	8,402	(1,110)	4,872	45,969
Goodwill impairment charge	4,135	20,323	-	-	-	24,458
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	528	528
Interest expense	63	34	-	-	486	583
Income (loss) before income tax expense	$(4,698)	$(22,774)	$4,372	$-	$(5,886)	$(28,986)

Depreciation and amortization	$1,589	$988	$549	$-	$54	$3,180
Capital expenditures	$1,401	$539	$840	$-	$71	$2,851

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Six Months Ended June 30, 2023:
Net sales	$161,443	$56,226	$44,814	$(2,548)	$-	$259,935
Cost of goods sold	109,904	35,707	20,821	(1,201)	-	165,231
Gross margin	51,539	20,519	23,993	(1,347)	-	94,704
Selling and administrative expenses	40,415	18,968	19,278	(1,347)	9,447	86,761
Other periodic pension cost	-	-	-	-	428	428
Interest expense	-	-	-	-	5,194	5,194
Income (loss) before income tax expense	$11,124	$1,551	$4,715	$-	$(15,069)	$2,321

Depreciation and amortization	$3,374	$1,950	$1,330	$-	$162	$6,816
Capital expenditures	$2,007	$526	$1,064	$-	$46	$3,643

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Six Months Ended June 30, 2022:
Net sales	$199,122	$56,856	$39,440	$(3,903)	$-	$291,515
Cost of goods sold	141,822	37,457	15,985	(1,663)	-	193,601
Gross margin	57,300	19,399	23,455	(2,240)	-	97,914
Selling and administrative expenses	45,561	19,888	14,774	(2,240)	10,200	88,183
Goodwill impairment charge	4,135	20,323	-	-	-	24,458
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	1,056	1,056
Interest expense	118	52	-	-	712	882
Income (loss) before income tax expense	$1,905	$(20,864)	$8,681	$-	$(11,968)	$(22,246)

Depreciation and amortization	$2,972	$1,969	$1,044	$-	$118	$6,103
Capital expenditures	$2,944	$1,250	$2,771	$-	$74	$7,039

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

NOTE 12 – Goodwill and Intangible Assets Impairment:

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

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of then-current market conditions, decline in expected cash flows and decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $24.5 million during the three and six months ended June 30, 2022.

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

Cautionary Note Regarding Forward Looking Statements

Certain matters discussed in this Form 10-Q are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” "anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Quarterly Report on Form 10-Q may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, including short term and long term plans for cash, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations, (4) statements of expected industry and general economic trends and (5) the projected impact of the COVID-19 pandemic on our, our customers’, and our suppliers’ businesses.

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

Contact Centers

In our Contact Centers segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Jamaica, Dominican Republic, and the United States, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has experienced a period of growth as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators are able to provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

Economic and political events over the past several years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has repeatedly raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. It has indicated that it may raise rates further. World events, including the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. Prolonged inflationary conditions, high and/or increased interest rates, and additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets. Some of these impacts, such as reduced demand in our Branded Products segment related to reduced advertising spending by our customers, and reduced demand in our Healthcare Apparel segment resulting from a continuation of challenging market conditions with saturated inventory levels post-COVID-19 pandemic, have already materialized, and are described in “Operations” below.

Summary of Results

Net Income (Loss)

The Company generated net income of $1.2 million during the three months ended June 30, 2023 and net loss of $26.7 million during the three months ended June 30, 2022. The increase in net income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to goodwill and indefinite-lived intangible assets impairment charges totaling $30.0 million during the three months ended June 30, 2022 and a decrease in inventory write-downs of $4.4 million, partially offset by an increase in interest expense, an increase in income tax expense and an increase in Contact Centers selling and administrative expenses. The Company generated net income of $2.1 million during the six months ended June 30, 2023 and net loss of $21.4 million during the six months ended June 30, 2022. The increase in net income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to goodwill and indefinite-lived intangible assets impairment charges totaling $30.0 million during the six months ended June 30, 2022 and a decrease in inventory write-downs of $4.7 million, partially offset by an increase in interest expense, an increase in Contact Centers selling and administrative expenses and a decrease in Branded Products net sales.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) was $7.4 million and $4.8 million during the three months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 increased primarily due to a decrease in inventory write-downs, partially offset by an increase in Contact Centers selling and administrative expenses. Adjusted EBITDA was $14.3 million and $14.8 million during the six months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 decreased primarily due to an increase in Contact Centers selling and administrative expenses and a decrease in Branded Products net sales, partially offset by a decrease in inventory write-downs. For a reconciliation of Adjusted EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net Sales (in thousands):
	Three Months Ended June 30,
	2023	2022	% Change
Branded Products	$79,592	$102,039	(22.0%)
Healthcare Apparel	28,072	26,288	6.8%
Contact Centers	22,758	21,466	6.0%
Net intersegment eliminations	(1,260)	(1,860)	(32.3%)
Consolidated Net Sales	$129,162	$147,933	(12.7%)

Net sales for the Company decreased 12.7%, or $18.8 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was driven by a decline in Branded Products net sales, partially offset by net sales increases in Healthcare Apparel and Contact Centers.

Branded Products net sales decreased 22.0%, or $22.4 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to decreased demand as a result of current market conditions that have tightened our customers’ advertising spending, the timing of new branded uniform rollout programs for certain customers and a decrease of $0.9 million in net sales of personal protective equipment driven by the easing of the COVID-19 pandemic. These decreases were partially offset by net sales of $3.0 million attributable to the acquisition of Guardian in May 2022.

Healthcare Apparel net sales increased 6.8%, or $1.8 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to an increase in digital sales, including the launch of a direct-to-consumer website in the current year period.

Contact Centers net sales increased 6.0% before intersegment eliminations and 9.7% after intersegment eliminations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. These increases were primarily attributed to the onboarding of new customers during the last twelve months.

Gross Margin

Gross margin rate for the Company was 36.8% for the three months ended June 30, 2023 and 32.5% for the three months ended June 30, 2022. The rate increase was primarily due to $4.5 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles during the three months ended June 30, 2022 and an improvement in gross margin rate for our Branded Products segment, the Company's largest segment.

Gross margin rate for our Branded Products segment was 32.2% for the three months ended June 30, 2023 and 28.5% for the three months ended June 30, 2022. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers and $1.3 million in inventory write-downs of personal protective equipment during the three months ended June 30, 2022.

Gross margin rate for our Healthcare Apparel segment was 37.1% for the three months ended June 30, 2023 and 28.1% for the three months ended June 30, 2022. The rate increase was primarily driven by $3.2 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles during the three months ended June 30, 2022, partially offset by the impact of challenging market conditions and strategic efforts to right size inventory levels resulting in lower selling prices.

Gross margin rate for our Contact Centers segment was 53.6% for the three months ended June 30, 2023 and 59.5% for the three months ended June 30, 2022. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by price increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 33.6% for the three months ended June 30, 2023 and 31.1% for the three months ended June 30, 2022. The rate increase was primarily attributed to expense deleverage resulting from the 22.0% decrease in Branded Products net sales and an increase in headcount to support growth in our Contact Centers segment, partially offset by lower selling and administrative expenses resulting from a decrease in bad debt expense of $1.2 million and a decrease in sales commission expense.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 25.6% for the three months ended June 30, 2023 and 23.5% for the three months ended June 30, 2022. The rate increase was primarily due to expense deleverage on the 22.0% decrease in net sales, partially offset by lower selling and administrative expenses resulting from a decrease in bad debt expense of $1.2 million and a decrease in sales commission expense.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.7% for the three months ended June 30, 2023 and 37.3% for the three months ended June 30, 2022. The rate decrease was primarily driven by a slight decrease in expenses on higher net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 42.2% for the three months ended June 30, 2023 and 39.1% for the three months ended June 30, 2022. The rate increase was primarily attributed to increased investment in organizational infrastructure, including personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of then-current market conditions, decline in expected cash flows and decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $24.5 million during the three months ended June 30, 2022.

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

Interest Expense

Interest expense increased to $2.6 million for the three months ended June 30, 2023 from $0.6 million for three months ended June 30, 2022. This increase was primarily due to an increase in interest rates on our outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the three months ended June 30, 2023 was 7.2% compared to 1.6% for the three months ended June 30, 2022.

Income Taxes

Income tax expense for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 increased by $2.5 million. The effective income tax rate was 11.8% and 8.0% for the three months ended June 30, 2023 and 2022, respectively. Income tax expense for the three months ended June 30, 2022 was impacted by a federal tax benefit of $2.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the three months ended June 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $20.3 million. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Sales (in thousands):

	Six Months Ended June 30,
	2023	2022	% Change
Branded Products	$161,443	$199,122	(18.9%)
Healthcare Apparel	56,226	56,856	(1.1%)
Contact Centers	44,814	39,440	13.6%
Net intersegment eliminations	(2,548)	(3,903)	(34.7%)
Consolidated Net Sales	$259,935	$291,515	(10.8%)

Net sales for the Company decreased 10.8%, or $31.6 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily driven by a decline in Branded Products net sales, partially offset by an increase in Contact Centers net sales.

Branded Products net sales decreased 18.9%, or $37.7 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to decreased demand as a result of current market conditions that have tightened our customers’ advertising spending, the timing of new branded uniform rollout programs for certain customers and a decrease of $4.7 million in net sales of personal protective equipment driven by the easing of the COVID-19 pandemic. These decreases were partially offset by net sales of $9.5 million attributable to the acquisition of Guardian in May 2022.

Healthcare Apparel net sales decreased 1.1%, or $0.6 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from a continuation of challenging market conditions with saturated inventory levels post-COVID-19 pandemic, partially offset by an increase in digital sales, including the launch of a direct-to-consumer website in the current year period.

Contact Centers net sales increased 13.6% before intersegment eliminations and 18.9% after intersegment eliminations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These increases were primarily attributed to onboarding of new customers during the last twelve months and providing expanded services to our existing customers.

Gross Margin

Gross margin rate for the Company was 36.4% for the six months ended June 30, 2023 and 33.6% for the six months ended June 30, 2022. The rate increase was primarily due to $4.5 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles during the six months ended June 30, 2022 and an improvement in gross margin rate for our Branded Products segment, the Company's largest segment.

Gross margin rate for our Branded Products segment was 31.9% for the six months ended June 30, 2023 and 28.8% for the six months ended June 30, 2022. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers and $1.3 million in inventory write-downs of personal protective equipment during the six months ended June 30, 2022.

Gross margin rate for our Healthcare Apparel segment was 36.5% for the six months ended June 30, 2023 and 34.1% for the six months ended June 30, 2022. The rate increase was primarily driven by $3.2 million in inventory write-downs of excess inventory related to personal protective equipment and discontinued styles during the six months ended June 30, 2022, partially offset by the impact of challenging market conditions and strategic efforts to right size inventory levels resulting in lower selling prices.

Gross margin rate for our Contact Centers segment was 53.5% for the six months ended June 30, 2023 and 59.5% for the six months ended June 30, 2022. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by price increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 33.4% for the six months ended June 30, 2023 and 30.2% for the six months ended June 30, 2022. The rate increase was primarily attributed to expense deleverage resulting from the 18.9% decrease in Branded Products net sales and an increase in headcount to support growth in our Contact Centers segment, partially offset by lower selling and administrative expenses resulting from a decrease in bad debt expense of $1.9 million, a decrease in acquisition contingent liabilities, a decrease in sales commission expense and investment losses in the prior year period related to Company’s supplemental executive retirement plan.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 25.0% for the six months ended June 30, 2023 and 22.9% for the six months ended June 30, 2022. The rate increase was primarily due to expense deleverage on the 18.9% decrease in net sales, partially offset by lower selling and administrative expenses resulting from a decrease in bad debt expense of $1.6 million, a decrease of $1.0 million in acquisition contingent liabilities and a decrease in sales commission expense.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.7% for the six months ended June 30, 2023 and 35.0% for the six months ended June 30, 2022. The rate decrease was primarily due to by lower selling and administrative expenses resulting from a decrease in employee related expenses, including sales commissions.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.0% for the six months ended June 30, 2023 and 37.5% for the six months ended June 30, 2022. The rate increase was primarily attributed to increased investment in organizational infrastructure, including personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of then-current market conditions, decline in expected cash flows and decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $24.5 million during the six months ended June 30, 2022.

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

Interest Expense

Interest expense increased to $5.2 million for the six months ended June 30, 2023 from $0.9 million for six months ended June 30, 2022. This increase was primarily due to an increase in interest rates on our outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the six months ended June 30, 2023 was 6.9% compared to 1.3% for the six months ended June 30, 2022.

Income Taxes

Income tax expense for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 increased by $0.8 million. The effective income tax rate was 9.5% and 3.6% for the six months ended June 30, 2023 and 2022, respectively. Income tax expense for the six months ended June 30, 2022 was impacted by a federal tax benefit of $2.0 million relating to the impairment of intangible assets and a portion of the goodwill impairment. The effective tax rate for the six months ended June 30, 2022 was impacted by the nondeductible portion of the goodwill impairment charge totaling $20.3 million. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Cash and cash equivalents increased by $1.0 million to $18.7 million as of June 30, 2023 from $17.7 million on December 31, 2022. Working capital decreased to $205.3 million at June 30, 2023 from $232.8 million at December 31, 2022. The decrease in working capital was primarily due to a decrease in inventory, a decrease in accounts receivable, an increase in accounts payable, a decrease in contract assets and a decrease in other accounts receivable, partially offset by a decrease in other current liabilities. The decrease in inventory and increase in accounts payable were primarily driven by the timing of payments to vendors and a decrease in purchasing activities during the period. The decreases in accounts receivable and other accounts receivables were primarily related to decreased sales for our Branded Products segment and the collection of customer payments, including credit card payments. The decrease in contract assets was primarily driven by the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Branded Products segment. The decrease in other current liabilities was primarily related to the timing of payments associated with costs incurred in 2022 that were paid in 2023, including accrued commissions and other compensation.

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

Material Long-Term Plans for Cash

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long term contractual obligations and the continuation of the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of our facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company’s material contractual obligations include outstanding debt, operating leases, acquisition-related contingent liabilities, unfunded supplemental executive retirement plan liabilities and non-qualified deferred compensation plan liabilities. In the first quarter of 2023, the Company’s Branded Products segment entered into a new long-term lease for a warehouse in Phoenix, Arizona with total estimated rental payments of $7.4 million. This new lease is part of management’s plan to consolidate warehousing facilities related to promotional products inventory. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$38,095	$(7,645)
Investing activities	(3,643)	(18,241)
Financing activities	(33,722)	27,167
Effect of exchange rates on cash	297	89
Net increase in cash and cash equivalents	$1,027	$1,370

Operating Activities. The increase in net cash provided by operating activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to decreases in cash outflows for inventory and accounts payable and an increase in cash inflows from accounts receivable and contract assets, partially offset by a decrease in net sales and an increase in interest paid. Working capital cash changes during the six months ended June 30, 2023 included a decrease of $10.6 million in inventory, a decrease of $8.9 million in accounts receivable and a decrease of $5.4 million in contract assets. Working capital cash changes during the six months ended June 30, 2022 included an increase of $9.4 million in inventory, an increase of $8.2 million in contract assets and a decrease of $7.3 million in accounts payable and other current liabilities.

Investing Activities. The decrease in net cash used in investing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to $11.1 million of cash paid for the acquisition of Guardian in 2022 and a decrease of $3.4 million in capital expenditures.

Financing Activities. The increase in net cash used by financing activities during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to $28.9 million in net repayments of debt in the current period compared to $32.5 million of net borrowings of debt in the prior year period. Excess cash generated from operating activities during the six months ended June 30, 2023 was used to repay outstanding borrowings under the revolving credit facility.

Credit Facilities (See Note 3 to the Financial Statements)

As of June 30, 2023, the Company had $127.3 million in outstanding borrowings under its Credit Facilities (as defined below), consisting of $56.0 million outstanding under the revolving credit facility and $71.3 million outstanding under a term loan. As of June 30, 2023, the Company had undrawn capacity of $69.0 million under the revolving credit facility.

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

On May 4, 2023, the Company and its domestic subsidiaries entered into a First Amendment to Credit Agreement with the Administrative Agent and the lenders, which (i) provides a covenant relief period through December 31, 2023, which the Company may opt to terminate during the fourth quarter of 2023 if it has a consolidated total net leverage ratio at or below 4.0 to 1.0 for the two preceding consecutive fiscal quarters; (ii) permits a maximum consolidated total net leverage ratio of 4.5 to 1.0, 4.8 to 1.0, 4.5 to 1.0 and 4.0 to 1.0 for the first, second, third and fourth quarters 2023, respectively; (iii) amends the applicable margin pricing grid to add a tier of applicable margins (2.5% for SOFR rate loans) if the consolidated total net leverage ratio is greater than 4.0 to 1.0, which tier would only apply during the covenant relief period; (iv) prohibits capital expenditures during the covenant relief period that exceed $10 million, with additional limitations imposed on a quarterly basis; (v) prohibits acquisitions and incremental loans during the covenant relief period; (vi) adds sale and leaseback transactions to the list of transactions that require the Company to use the net proceeds thereof to make a mandatory prepayment under the Credit Agreement; (vii) limits restricted payments to $20 million in any fiscal year, and no more than $10 million during the covenant relief period, with additional limitations imposed on a quarterly basis during the covenant relief period; and (viii) lowers the amount of permissible investments in non-loan party subsidiaries to $5 million during the covenant relief period.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). During the covenant relief period, the applicable margin may reach 2.5% for SOFR rate loans. The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 7.2% at June 30, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). During the covenant relief period, the commitment fee may reach 0.300%. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2023 - $1.9 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0, except during the covenant relief period. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of June 30, 2023, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 2.0 to 1.0 and 3.7 to 1.0, respectively.

Dividends and Share Repurchase Program

During the six months ended June 30, 2023 and 2022, the Company paid cash dividends of $4.6 million and $4.2 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At June 30, 2023, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Non-GAAP Financial Measure

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income excluding interest expense, income tax expense, depreciation and amortization expense, impairment charges and the other items described in the following sentence. The Company believes Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences, (iii) asset base (depreciation and amortization), (iv) the non-cash charges from asset impairments and (v) gains or losses on the sale of property, plant and equipment. The Company uses Adjusted EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used Adjusted EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

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

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,213	$(26,675)	$2,101	$(21,445)
Interest expense	2,624	583	5,194	882
Income tax expense (benefit)	163	(2,311)	220	(801)
Depreciation and amortization	3,428	3,180	6,816	6,103
Goodwill impairment charge	-	24,458	-	24,458
Intangible assets impairment charge	-	5,581	-	5,581
Adjusted EBITDA	$7,428	$4,816	$14,331	$14,778

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2023 would have resulted in approximately $0.7 million in additional pre-tax interest expense for the six months ended June 30, 2023. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of June 30, 2023, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the six months ended June 30, 2023 and 2022, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the six months ended June 30, 2023 and 2022 included a foreign currency translation adjustment gain of $0.6 million and $0.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

Except as discussed above under "Remediation Efforts with Respect to the Material Weakness", there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2023, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	-	$-	-
May 1, 2023 to May 31, 2023	-	-	-
June 1, 2023 to June 30, 2023	-	-	-
Total	-	-	-	657,451

(1)

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Under our Credit Agreement, if an event of default exists, we may not make distributions to our shareholders. The Credit Agreement also contains other restrictions. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities.” The Company is in full compliance with all terms, conditions and covenants of such agreement.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

         Not applicable.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1	First Amendment to Credit Agreement, dated May 4, 2023
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2023	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)