Form 10-Q
period 2023-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2023-11-06
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

The number of shares of common stock of the registrant outstanding as of October 30, 2023 was 16,505,826 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,
	2023	2022
Net sales	$136,126	$138,703

Costs and expenses:
Cost of goods sold	82,928	88,066
Selling and administrative expenses	47,246	43,815
Goodwill impairment charge	-	21,460
Other periodic pension costs	214	528
Interest expense	2,464	1,794
	132,852	155,663
Income (loss) before income tax expense	3,274	(16,960)
Income tax expense (benefit)	160	(4,241)
Net income (loss)	$3,114	$(12,719)

Net income (loss) per share:
Basic	$0.19	$(0.80)
Diluted	$0.19	$(0.80)

Weighted average shares outstanding during the period:
Basic	15,992,792	15,806,852
Diluted	16,155,355	15,806,852

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$41	$319
Loss on cash flow hedging activities	-	(37)
Foreign currency translation adjustment	(424)	(521)
Other comprehensive loss	(383)	(239)
Comprehensive income (loss)	$2,731	$(12,958)

Cash dividends per common share	$0.14	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Nine Months Ended September 30,
	2023	2022
Net sales	$396,061	$430,218

Costs and expenses:
Cost of goods sold	248,159	281,667
Selling and administrative expenses	134,007	131,998
Goodwill impairment charge	-	45,918
Intangible assets impairment charge	-	5,581
Other periodic pension costs	642	1,584
Interest expense	7,658	2,676
	390,466	469,424
Income (loss) before income tax expense	5,595	(39,206)
Income tax expense (benefit)	380	(5,042)
Net income (loss)	$5,215	$(34,164)

Net income (loss) per share:
Basic	$0.33	$(2.17)
Diluted	$0.32	$(2.17)

Weighted average shares outstanding during the period:
Basic	15,954,264	15,739,381
Diluted	16,132,832	15,739,381

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$123	$957
Loss on cash flow hedging activities	-	(47)
Foreign currency translation adjustment	160	(422)
Other comprehensive income	283	488
Comprehensive income (loss)	$5,498	$(33,676)

Cash dividends per common share	$0.42	$0.40

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,729	$17,722
Accounts receivable, less allowance for doubtful accounts of $5,267 and $7,622, respectively	98,289	104,813
Accounts receivable - other	86	3,326
Inventories	105,134	124,976
Contract assets	46,765	52,980
Prepaid expenses and other current assets	10,824	14,166
Total current assets	278,827	317,983
Property, plant and equipment, net	48,666	51,392
Operating lease right-of-use assets	18,806	9,113
Deferred tax asset	10,677	10,718
Intangible assets, net	52,098	55,753
Other assets	12,983	11,982
Total assets	$422,057	$456,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,168	$42,060
Other current liabilities	37,433	38,646
Current portion of long-term debt	4,219	3,750
Current portion of acquisition-related contingent liabilities	1,321	736
Total current liabilities	88,141	85,192
Long-term debt	103,134	151,567
Long-term pension liability	13,262	12,864
Long-term acquisition-related contingent liabilities	387	2,245
Long-term operating lease liabilities	13,440	3,936
Other long-term liabilities	8,582	8,538
Total liabilities	226,946	264,342
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,505,826 and 16,376,683 shares, respectively	16	16
Additional paid-in capital	76,515	72,615
Retained earnings	121,308	122,979
Accumulated other comprehensive loss, net of tax:
Pensions	(990)	(1,113)
Foreign currency translation adjustment	(1,738)	(1,898)
Total shareholders’ equity	195,111	192,599
Total liabilities and shareholders’ equity	$422,057	$456,941

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2023 AND 2022
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2022	16,318,059	$16	$70,629	$137,986	$(5,486)	$203,145
Common shares issued upon exercise of options and SARs, net	24,057	-	189	-	-	189
Restricted shares issued, net of forfeitures	(10,000)	-	-	-	-	-
Share-based compensation expense	-	-	928	-	-	928
Cash dividends declared ($0.14 per share)	-	-	-	(2,209)	-	(2,209)
Comprehensive income (loss):
Net loss	-	-	-	(12,719)	-	(12,719)
Cash flow hedges, net of taxes of $5	-	-	-	-	(37)	(37)
Pensions, net of taxes of $109	-	-	-	-	319	319
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(521)	(521)
Balance, September 30, 2022	16,332,116	$16	$71,746	$123,058	$(5,725)	$189,095

Balance, July 1, 2023	16,499,312	$16	$75,078	$120,490	$(2,345)	$193,239
Common shares issued upon exercise of options and SARs, net	6,514	-	54	-	-	54
Share-based compensation expense	-	-	1,103	-	-	1,103
Written put options	-	-	280	-	-	280
Cash dividends declared ($0.14 per share)	-	-	-	(2,296)	-	(2,296)
Comprehensive income:
Net income	-	-	-	3,114	-	3,114
Pensions, net of taxes of $13	-	-	-	-	41	41
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(424)	(424)
Balance, September 30, 2023	16,505,826	$16	$76,515	$121,308	$(2,728)	$195,111

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine MONTHS ENDED September 30, 2023 AND 2022
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13		-	-	(76)	-	(76)
Common shares issued upon exercise of options and SARs, net	72,068	-	842	(158)	-	684
Performance based shares issued	11,707	-	-	-	-	-
Restricted shares issued, net of forfeitures	11,843	-	-	-	-	-
Restricted shares issued in conjunction with acquisition of business	116,550	-	2,000	-	-	2,000
Share-based compensation expense	-	-	3,382	-	-	3,382
Tax withheld on vesting of restricted shares and performance based shares	(7,557)	-	(232)	-	-	(232)
Written put options	-	-	(3,597)	-	-	(3,597)
Cash dividends declared ($0.40 per share)	-	-	-	(6,380)	-	(6,380)
Comprehensive income (loss):
Net loss	-	-	-	(34,164)	-	(34,164)
Cash flow hedges, net of taxes of $6	-	-	-	-	(47)	(47)
Pensions, net of taxes of $329	-	-	-	-	957	957
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(422)	(422)
Balance, September 30, 2022	16,332,116	$16	$71,746	$123,058	$(5,725)	$189,095

Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	12,118	-	97	-	-	97
Restricted shares issued, net of forfeitures	117,025	-	-	-	-	-
Share-based compensation expense	-	-	3,523	-	-	3,523
Written put options	-	-	280	-	-	280
Cash dividends declared ($0.42 per share)	-	-	-	(6,886)	-	(6,886)
Comprehensive income:
Net income	-	-	-	5,215	-	5,215
Pensions, net of taxes of $41	-	-	-	-	123	123
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	160	160
Balance, September 30, 2023	16,505,826	$16	$76,515	$121,308	$(2,728)	$195,111

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,215	$(34,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,331	9,504
Goodwill impairment charge	-	45,918
Intangible assets impairment charge	-	5,581
Inventory write-downs	1,609	5,781
Provision for bad debts - accounts receivable	64	1,565
Share-based compensation expense	3,523	3,382
Deferred income tax benefit	-	(6,361)
Change in fair value of acquisition-related contingent liabilities	(442)	284
Change in fair value of written put options	(460)	(1,791)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	6,410	3,521
Accounts receivable - other	3,240	978
Contract assets	6,208	(10,222)
Inventories	18,280	(19,242)
Prepaid expenses and other current assets	3,462	579
Other assets	(844)	2,677
Accounts payable and other current liabilities	2,148	(9,561)
Payment of acquisition-related contingent liabilities	(279)	(3,346)
Long-term pension liability	561	1,662
Other long-term liabilities	362	(1,249)
Net cash provided by (used in) operating activities	59,388	(4,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,023)	(11,221)
Acquisition of businesses	-	(11,202)
Net cash used in investing activities	(4,023)	(22,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	4,000	320,143
Repayment of debt	(51,813)	(274,898)
Debt issuance costs	(300)	(869)
Payment of cash dividends	(6,886)	(6,380)
Payment of acquisition-related contingent liabilities	(553)	(1,416)
Proceeds received on exercise of stock options	97	684
Tax withholdings on vesting of restricted shares and performance based shares	-	(232)
Net cash provided by (used in) financing activities	(55,455)	37,032

Effect of currency exchange rates on cash	97	(132)
Net increase in cash and cash equivalents	7	9,973
Cash and cash equivalents balance, beginning of period	17,722	8,935
Cash and cash equivalents balance, end of period	$17,729	$18,908

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

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications. Reclassifications only impact items within cash flows from operating activities and have no effect on reported total net cash provided by (used in) operating activities.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, requires the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The written put options expire after twenty-four months and contain certain quarterly maximums. During the three and nine months ended September 30, 2023, a total of 37,522 written put options expired unexercised resulting in a $0.3 million reduction in other current liabilities with an offset to additional paid-in capital. The written put options are liabilities under ASC 480, Distinguishing Liabilities from Equity, because the options embody obligations to repurchase the Company’s shares by paying cash. The original fair value of the written put options upon entering into the agreement was $3.6 million. As of September 30, 2023, the fair value of the written put options was $1.6 million. The fair value of the written put options is based directly on the Company’s stock price and included in other current liabilities in our balance sheets. The decrease in the fair value of the written put options resulted in the recognition of an unrealized gain of $0.3 million and $0.5 million during the three and nine months ended September 30, 2023, respectively. Unrealized gains and losses from changes in the fair value of the written put options are included within selling and administrative expenses in our statements of comprehensive income (loss). At September 30, 2023, the Company’s remaining repurchase obligation under the written put options was 170,448 shares of its common stock.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). There have been no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on the Company’s financial statements.

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$74,062	$94,228
Work in process	1,465	401
Raw materials	29,607	30,347
Inventories	$105,134	$124,976

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Credit Facilities:
Revolving credit facility due August 2027	$38,000	$83,000
Term loan due August 2027	70,313	73,125
	108,313	156,125
Less:
Payments due within one year included in current liabilities	4,219	3,750
Debt issuance costs	960	808
Long-term debt less current maturities	$103,134	$151,567

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the SOFR plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). During the covenant relief period described above, the applicable margin may reach 2.5% for SOFR rate loans. The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 7.4% at September 30, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). During the covenant relief period, the commitment fee may reach 0.300%. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2023 - $0.9 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0, except during the covenant relief period as described above. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of September 30, 2023, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 2.1 to 1.0 and 2.9 to 1.0, respectively.

NOTE 4 – Periodic Pension Cost:

The Company is the sponsor of an unfunded supplemental executive retirement plan ("SERP") which includes one active participant.

The following table details the net periodic pension cost under the Company’s SERP for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost on benefits earned during the period	$-	$51	$21	$153
Interest cost on projected benefit obligation	159	100	477	300
Recognized actuarial loss	55	428	165	1,284
Net periodic pension cost	$214	$579	$663	$1,737

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Branded Products Segment:
Branded products	$83,498	$86,064	$244,767	$280,309
Personal protective equipment	14	705	188	5,582
Total Branded Products Segment	$83,512	$86,769	$244,955	$285,891

Healthcare Apparel Segment:
Healthcare apparel	$28,710	$29,287	$83,583	$84,780
Personal protective equipment	939	752	2,292	2,115
Total Healthcare Apparel Segment	$29,649	$30,039	$85,875	$86,895

Contact Centers Segment:
Contact centers services	$24,121	$23,363	$68,935	$62,803
Net intersegment eliminations	(1,156)	(1,468)	(3,704)	(5,371)
Total Contact Centers Segment	$22,965	$21,895	$65,231	$57,432

Consolidated Net Sales	$136,126	$138,703	$396,061	$430,218

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable	$98,289	$104,813
Current contract assets	46,765	52,980
Current contract liabilities	3,092	2,213

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2022 were transferred to accounts receivable during the nine months ended September 30, 2023. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the nine months ended September 30, 2023, $2.2 million of revenue was recognized from the contract liabilities balance as of December 31, 2022.

NOTE 6 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. In July 2023, management agreed to settle the remaining contingent consideration obligation associated with this acquisition for $0.5 million payable in the first quarter of 2024. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of September 30, 2023 was $1.2 million, of which $0.8 million is expected to be paid in the third quarter of 2024. In the third quarter of 2023 $0.8 million was paid for the 2022 measurement period. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.9 million and $2.2 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

NOTE 7 – Share-Based Compensation:

Share-based compensation expense is recorded in selling and administrative expense in the statements of comprehensive income (loss). The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and SARs	$319	$339	$1,018	$1,080
Restricted stock	599	446	1,956	2,050
Performance shares	185	143	549	252
Total share-based compensation expense	$1,103	$928	$3,523	$3,382

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

A summary of stock option transactions during the nine months ended September 30, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	962,775	$15.89	3.26	$301
Granted(1)	215,006	11.80
Exercised	(12,118)	8.01
Lapsed or cancelled	(165,998)	17.99
Outstanding, September 30, 2023	999,665	14.76	3.02	8
Exercisable, September 30, 2023	524,910	16.11	1.84	8

(1)	The weighted average grant date fair value of stock options granted was $4.42 per share.

As of September 30, 2023, the Company had $1.2 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.5 years.

A summary of stock-settled SARs transactions during the nine months ended September 30, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	320,385	$15.23	2.23	$69
Granted(1)	51,209	12.04
Exercised	-	-
Lapsed or cancelled	(37,860)	23.62
Outstanding, September 30, 2023	333,734	13.79	2.16	3
Exercisable, September 30, 2023	225,471	13.47	1.29	3

(1)	The weighted average grant date fair value of SARs granted was $4.58 per share.

As of September 30, 2023, the Company had $0.3 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.3 years.

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

A summary of restricted stock transactions during the nine months ended September 30, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	372,470	$20.45
Granted	117,025	12.04
Vested	(85,863)	15.81
Forfeited	-	-
Outstanding, September 30, 2023	403,632	19.00

As of September 30, 2023, the Company had $4.1 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 2.1 years.

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

A summary of performance share transactions during the nine months ended September 30, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	199,451	$20.57
Granted	94,028	12.56
Vested	-	-
Forfeited	-	-
Outstanding, September 30, 2023	293,479	18.00

As of September 30, 2023, the Company had $2.0 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 3.0 years.

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

For the three months ended September 30, 2023, the Company recorded a provision for income taxes of $0.2 million, which represents an effective tax rate of 4.9%. For the three months ended  September 30, 2022, the Company recorded a benefit from income taxes of $4.2 million, which represents an effective tax rate of 25.0%. For the nine months ended September 30, 2023 the Company recorded a provision for income taxes of $0.4 million, which represents an effective tax rate of 6.8%. For the nine months ended September 30, 2022, the Company recorded a benefit from income taxes of $5.0 million, which represents an effective tax rate of 12.9%.

The income tax expense and the effective tax rate for the three and nine months ended September 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions.

The income tax benefit and the effective tax rate for the three months ended September 30, 2022 was impacted by the impairment of goodwill in the amount of $4.3 million. The income tax benefit and the effective tax rate for the nine months ended September 30, 2022 was impacted by the impairments of goodwill and intangible assets in the amount of $6.4 million, as well as the nondeductible portion of the goodwill impairment charge totaling $21.1 million.

NOTE 9 – Net Income (Loss) Per Share:

The Company’s basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, nonvested shares of restricted stock and nonvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) used in the computation of basic and diluted net income (loss) per share (in thousands)	$3,114	$(12,719)	$5,215	$(34,164)

Weighted average shares outstanding - basic	15,992,792	15,806,852	15,954,264	15,739,381
Dilutive common stock equivalents	162,563	-	178,568	-
Weighted average shares outstanding - diluted	16,155,355	15,806,852	16,132,832	15,739,381
Net income (loss) per share:
Basic	$0.19	$(0.80)	$0.33	$(2.17)
Diluted	$0.19	$(0.80)	$0.32	$(2.17)

Diluted weighted average shares outstanding excludes shares of common stock of 389,915 and 455,774 for the three and nine months ended September 30, 2022, respectively, as their inclusion would have been antidilutive given the Company’s net loss.

Awards to purchase 1,198,603 and 683,499 shares of common stock with weighted average exercise prices of $15.32 and $21.37 per share were outstanding during the three months ended September 30, 2023 and 2022, respectively, but were not included in the computation of diluted net income (loss) per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 1,158,819 and 577,478 shares of common stock with weighted average exercise prices of $15.84 and $22.17 per share were outstanding during the nine months ended September 30, 2023 and 2022, respectively, but were not included in the computation of diluted net income (loss) per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended September 30, 2023:
Net sales	$83,512	$29,649	$24,121	$(1,156)	$-	$136,126
Cost of goods sold	54,588	18,165	10,724	(549)	-	82,928
Gross margin	28,924	11,484	13,397	(607)	-	53,198
Selling and administrative expenses	23,418	9,493	10,224	(607)	4,718	47,246
Other periodic pension cost	-	-	-	-	214	214
Interest expense	-	-	-	-	2,464	2,464
Income (loss) before income tax expense	$5,506	$1,991	$3,173	$-	$(7,396)	$3,274

Depreciation and amortization	$1,452	$1,064	$880	$-	$119	$3,515
Capital expenditures	$86	$115	$157	$-	$22	$380

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended September 30, 2022:
Net sales	$86,769	$30,039	$23,363	$(1,468)	$-	$138,703
Cost of goods sold	60,600	18,609	9,453	(596)	-	88,066
Gross margin	26,169	11,430	13,910	(872)	-	50,637
Selling and administrative expenses	22,257	10,161	9,520	(872)	2,749	43,815
Goodwill impairment charge	21,460	-	-	-	-	21,460
Other periodic pension cost	-	-	-	-	528	528
Interest expense	87	32	-	-	1,675	1,794
Income (loss) before income tax expense	$(17,635)	$1,237	$4,390	$-	$(4,952)	$(16,960)

Depreciation and amortization	$1,724	$973	$653	$-	$51	$3,401
Capital expenditures	$2,062	$498	$1,622	$-	$-	$4,182

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Nine Months Ended September 30, 2023:
Net sales	$244,955	$85,875	$68,935	$(3,704)	$-	$396,061
Cost of goods sold	164,492	53,872	31,545	(1,750)	-	248,159
Gross margin	80,463	32,003	37,390	(1,954)	-	147,902
Selling and administrative expenses	63,833	28,461	29,502	(1,954)	14,165	134,007
Other periodic pension cost	-	-	-	-	642	642
Interest expense	-	-	-	-	7,658	7,658
Income (loss) before income tax expense	$16,630	$3,542	$7,888	$-	$(22,465)	$5,595

Depreciation and amortization	$4,826	$3,014	$2,210	$-	$281	$10,331
Capital expenditures	$2,093	$641	$1,221	$-	$68	$4,023

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Nine Months Ended September 30, 2022:
Net sales	$285,891	$86,895	$62,803	$(5,371)	$-	$430,218
Cost of goods sold	202,422	56,066	25,438	(2,259)	-	281,667
Gross margin	83,469	30,829	37,365	(3,112)	-	148,551
Selling and administrative expenses	67,818	30,049	24,294	(3,112)	12,949	131,998
Goodwill impairment charge	25,595	20,323	-	-	-	45,918
Intangible assets impairment charge	5,581	-	-	-	-	5,581
Other periodic pension cost	-	-	-	-	1,584	1,584
Interest expense	205	84	-	-	2,387	2,676
Income (loss) before income tax expense	$(15,730)	$(19,627)	$13,071	$-	$(16,920)	$(39,206)

Depreciation and amortization	$4,696	$2,942	$1,697	$-	$169	$9,504
Capital expenditures	$5,006	$1,748	$4,393	$-	$74	$11,221

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

Based on the goodwill impairment analysis performed, the Company determined that the estimated fair values of the previous Uniforms and Related Products segment and current Branded Products segment were lower than their carrying value primarily as the result of then-current market conditions, decline in expected cash flows and/or decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $21.5 million and $45.9 million during the three and nine months ended September 30, 2022, respectively.

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

Global Economic and Political Conditions

Economic and political events over the past several years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has repeatedly raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, including the Russian invasion of Ukraine and the resulting economic sanctions have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the threat of a wider war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other effects on the global economy. The effects and any escalation of the Israel-Hamas war, prolonged inflationary conditions, high and/or increased interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, reductions to our revenue and profitability, costs associated with complying with new or amended laws and regulations affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets. Some of these impacts, such as reduced demand in our Branded Products segment related to reduced advertising spending by our customers, and reduced demand in our Healthcare Apparel segment resulting from a continuation of challenging market conditions with saturated inventory levels after the COVID-19 pandemic, have materialized, and are described in “Operations” below.

Summary of Results

Net Income (Loss)

The Company generated net income of $3.1 million during the three months ended September 30, 2023 and net loss of $12.7 million during the three months ended September 30, 2022. The increase in net income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to goodwill impairment charges totaling $21.5 million during the three months ended September 30, 2022 and an increase of $2.8 million in gross margin for our Branded Products segment, partially offset by an increase in income tax expense and unrealized gains of $1.8 million recognized on written put options during the prior year period. The Company generated net income of $5.2 million during the nine months ended September 30, 2023 and net loss of $34.2 million during the nine months ended September 30, 2022. The increase in net income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to goodwill and indefinite-lived intangible assets impairment charges totaling $51.5 million during the nine months ended September 30, 2022 and a decrease in inventory write-downs of $4.2 million, partially offset by increases in income tax expense, interest expense and Contact Centers selling and administrative expenses.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) was $9.3 million and $9.7 million during the three months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 decreased primarily due to unrealized gains recognized on written put options during the prior year period and increases in selling and administrative expenses for our Branded Products and Contact Centers segment, partially offset by an increase in gross margin for our Branded Products segment. Adjusted EBITDA was $23.6 million and $24.5 million during the nine months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 decreased primarily due to an increase in Contact Centers selling and administrative expenses, partially offset by a decrease in inventory write-downs. For a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net Sales (in thousands):
	Three Months Ended September 30,
	2023	2022	% Change
Branded Products	$83,512	$86,769	(3.8%)
Healthcare Apparel	29,649	30,039	(1.3%)
Contact Centers	24,121	23,363	3.2%
Net intersegment eliminations	(1,156)	(1,468)	(21.3%)
Consolidated Net Sales	$136,126	$138,703	(1.9%)

Net sales for the Company decreased 1.9%, or $2.6 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was driven by net sales decreases in Branded Products and Healthcare Apparel, partially offset by an increase Contact Centers net sales.

Branded Products net sales decreased 3.8%, or $3.3 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to the timing of new branded uniform rollout programs for certain customers and customer attrition within branded uniforms.

Healthcare Apparel net sales decreased 1.3%, or $0.4 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from a continuation of challenging market conditions described above under “Business Outlook – Healthcare Apparel”, partially offset by an increase in digital sales, including the launch of a direct-to-consumer website in 2023.

Contact Centers net sales increased 3.2% before intersegment eliminations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. These increases were primarily attributed to the onboarding of new customers during the last twelve months.

Gross Margin

Gross margin rate for the Company was 39.1% for the three months ended September 30, 2023 and 36.5% for the three months ended September 30, 2022. The rate increase was primarily due to an improvement in gross margin rate for our Branded Products segment, the Company's largest segment.

Gross margin rate for our Branded Products segment was 34.6% for the three months ended September 30, 2023 and 30.2% for the three months ended September 30, 2022. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers and lower supply chain costs.

Gross margin rate for our Healthcare Apparel segment was 38.7% for the three months ended September 30, 2023 and 38.1% for the three months ended September 30, 2022. The rate increase was primarily driven by improved manufacturing variances from higher production volume in our Haiti facilities compared to the prior year period.

Gross margin rate for our Contact Centers segment was 55.5% for the three months ended September 30, 2023 and 59.5% for the three months ended September 30, 2022. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by price increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 34.7% for the three months ended September 30, 2023 and 31.6% for the three months ended September 30, 2022. The rate increase was primarily attributed to a decrease in unrealized gains of $1.5 million relating to written put options, and increases in expense relating to acquisition contingent liabilities driven by fair market value adjustments, bad debt expense and professional services.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 28.0% for the three months ended September 30, 2023 and 25.7% for the three months ended September 30, 2022. The rate increase was primarily due to an increase in expense of $0.6 million relating to acquisition contingent liabilities driven by fair market value adjustments, an increase in bad debt expense and lower net sales explained above.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 32.0% for the three months ended September 30, 2023 and 33.8% for the three months ended September 30, 2022. The rate decrease was primarily driven by reductions in overhead costs.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 42.4% for the three months ended September 30, 2023 and 40.7% for the three months ended September 30, 2022. The rate increase was primarily attributed to increased investment in organizational infrastructure, including personnel, to support future growth of this segment.

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

Interest Expense

Interest expense increased to $2.5 million for the three months ended September 30, 2023 from $1.8 million for three months ended September 30, 2022. This increase was primarily due to an increase in interest rates on our outstanding borrowings, partially offset by $0.5 million of expense relating to the write-off of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022 and a decrease in outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the three months ended September 30, 2023 was 7.4% compared to 3.1% for the three months ended September 30, 2022.

Income Taxes

Income tax expense for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 increased by $4.4 million. The effective tax rate was 4.9% and 25.0% for the three months ended September 30, 2023 and 2022, respectively. The income tax expense and the effective tax rate for the three months ended September 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions. The income tax benefit and the effective tax rate for the three months ended September 30, 2022 was impacted by the impairment of goodwill in the amount of $4.3 million. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net Sales (in thousands):

	Nine Months Ended September 30,
	2023	2022	% Change
Branded Products	$244,955	$285,891	(14.3%)
Healthcare Apparel	85,875	86,895	(1.2%)
Contact Centers	68,935	62,803	9.8%
Net intersegment eliminations	(3,704)	(5,371)	(31.0%)
Consolidated Net Sales	$396,061	$430,218	(7.9%)

Net sales for the Company decreased 7.9%, or $34.2 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily driven by a net sales decline in Branded Products and Healthcare Apparel, partially offset by an increase in Contact Centers net sales.

Branded Products net sales decreased 14.3%, or $40.9 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to decreased demand as a result of current market conditions that have tightened our customers’ advertising spending, the timing of new branded uniform rollout programs for certain customers and a decrease of $5.4 million in net sales of personal protective equipment driven by the easing of the COVID-19 pandemic. These decreases were partially offset by net sales of $11.2 million attributable to the acquisition of Guardian in May 2022.

Healthcare Apparel net sales decreased 1.2%, or $1.0 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in demand for healthcare apparel resulting from a continuation of challenging market conditions with saturated inventory levels post-COVID-19 pandemic, partially offset by an increase in digital sales, including the launch of a direct-to-consumer website in the current year period.

Contact Centers net sales increased 9.8% before intersegment eliminations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These increases were primarily attributed to onboarding of new customers during the last twelve months and providing expanded services to our existing customers.

Gross Margin

Gross margin rate for the Company was 37.3% for the nine months ended September 30, 2023 and 34.5% for the nine months ended September 30, 2022. The rate increase was primarily due to a decrease in inventory write-downs of $4.2 million and an improvement in gross margin rate for our Branded Products segment, the Company's largest segment. Inventory write-downs during the nine months ended September 30, 2022 included write-downs of $4.1 million on excess inventory related to personal protective equipment and discontinued styles.

Gross margin rate for our Branded Products segment was 32.8% for the nine months ended September 30, 2023 and 29.2% for the nine months ended September 30, 2022. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers, lower supply chain costs and a decrease in inventory write-downs of $0.8 million.

Gross margin rate for our Healthcare Apparel segment was 37.3% for the nine months ended September 30, 2023 and 35.5% for the nine months ended September 30, 2022. The rate increase was primarily driven by a decrease in inventory write-downs of $3.4 million, partially offset by the impact of challenging market conditions and strategic efforts to right size inventory levels resulting in lower selling prices.

Gross margin rate for our Contact Centers segment was 54.2% for the nine months ended September 30, 2023 and 59.5% for the nine months ended September 30, 2022. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by price increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 33.8% for the nine months ended September 30, 2023 and 30.7% for the nine months ended September 30, 2022. The rate increase was primarily attributed to expense deleverage resulting from the 14.3% decrease in Branded Products net sales, an increase in headcount to support growth in our Contact Centers segment and a decrease in unrealized gains of $1.3 million relating to written put options, partially offset by a decreases in bad debt expense, expense related to acquisition contingent liabilities and sales commission expense.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.1% for the nine months ended September 30, 2023 and 23.7% for the nine months ended September 30, 2022. The rate increase was primarily due to expense deleverage on the 14.3% decrease in net sales, partially offset by a decrease in bad debt expense, a decrease in expense of $0.7 million related to acquisition contingent liabilities and a decrease in sales commission expense.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.1% for the nine months ended September 30, 2023 and 34.6% for the nine months ended September 30, 2022. The rate decrease was primarily driven by reductions in overhead costs.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 42.8% for the nine months ended September 30, 2023 and 38.7% for the nine months ended September 30, 2022. The rate increase was primarily attributed to increased investment in organizational infrastructure, including personnel, to support future growth of this segment.

Goodwill Impairment Charge

In conjunction with the re-segmentation during the second quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the previous Uniforms and Related Products segment was lower than its carrying value primarily as the result of then-current market conditions, decline in expected cash flows and/or decrease in the Company’s stock price. During the third quarter of 2022, the Company performed a goodwill impairment analysis and determined that the estimated fair value of the Branded Products segment was lower than its carrying value primarily as the result of a decrease in the Company’s stock price. Consequently, the Company recorded a non-cash goodwill impairment charge of $45.9 million during the nine months ended September 30, 2022.

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

Interest Expense

Interest expense increased to $7.7 million for the nine months ended September 30, 2023 from $2.7 million for nine months ended September 30, 2022. This increase was primarily due to an increase in interest rates on our outstanding borrowings, partially offset by $0.5 million of expense relating to the write-off of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022 and a decrease in outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the nine months ended September 30, 2023 was 7.0% compared to 1.9% for the nine months ended September 30, 2022.

Income Taxes

Income tax expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 increased by $5.4 million. The effective tax rate was 6.8% and 12.9% for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense and the effective tax rate for the nine months ended September 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions. The income tax benefit and the effective tax rate for the nine months ended September 30, 2022 was impacted by the impairments of goodwill and intangible assets in the amount of $6.4 million, as well as the nondeductible portion of the goodwill impairment charge totaling $21.1 million. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Cash and cash equivalents was $17.7 million as of September 30, 2023 and December 31, 2022. Working capital decreased to $190.7 million at September 30, 2023 from $232.8 million at December 31, 2022. The decrease in working capital was primarily due to decreases in inventory, accounts receivable, contract assets, prepaid expenses and other current assets and other accounts receivable and an increase in accounts payable. The decrease in inventory and increase in accounts payable were primarily driven by the timing of payments to vendors and a decrease in purchasing activities during the period. The decreases in accounts receivable and other accounts receivables were primarily related to decreased sales for our Branded Products segment and the collection of customer payments, including credit card payments. The decrease in prepaid expenses and other current assets was primarily due to a tax refund of $5.0 million received in the current year period that related to the Company’s U.S. 2021 federal tax return. The decrease in contract assets was primarily driven by the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Branded Products segment.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$59,388	$(4,504)
Investing activities	(4,023)	(22,423)
Financing activities	(55,455)	37,032
Effect of exchange rates on cash	97	(132)
Net increase in cash and cash equivalents	$7	$9,973

Operating Activities. The increase in net cash provided by operating activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to decreases in cash outflows for inventory, accounts payable and income taxes and an increase in cash inflows from accounts receivable and contract assets, partially offset by a decrease in net sales and an increase in interest paid. Working capital cash changes during the nine months ended September 30, 2023 included a decrease of $18.3 million in inventory, a decrease of $6.4 million in accounts receivable and a decrease of $6.2 million in contract assets. Working capital cash changes during the nine months ended September 30, 2022 included an increase of $19.2 million in inventory, an increase of $10.2 million in contract assets and a decrease of $9.6 million in accounts payable and other current liabilities.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to $11.1 million of cash paid for the acquisition of Guardian in 2022 and a decrease of $7.2 million in capital expenditures.

Financing Activities. The decrease in net cash provided by financing activities during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to $47.8 million in net repayments of debt in the current year period compared to $45.2 million of net borrowings of debt in the prior year period. Excess cash generated from operating activities during the nine months ended September 30, 2023 was used to repay outstanding borrowings under the revolving credit facility.

Credit Facilities (See Note 3 to the Financial Statements)

As of September 30, 2023, the Company had $108.3 million in outstanding borrowings under its Credit Facilities (as defined below), consisting of $38.0 million outstanding under the revolving credit facility and $70.3 million outstanding under a term loan. As of September 30, 2023, the Company had undrawn capacity of $87.0 million under the revolving credit facility.

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment of between 0.10% and 0.25% (depending on the applicable interest period) plus a margin of between 1.0% and 2.0% (depending on the Company’s net leverage ratio). During the covenant relief period, the applicable margin may reach 2.5% for SOFR rate loans. The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 7.4% at September 30, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). During the covenant relief period, the commitment fee may reach 0.300%. The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2023 - $0.9 million; 2024 - $4.7 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0, except during the covenant relief period. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of September 30, 2023, the Company was in compliance with these ratios as the Company’s fixed charge coverage and net leverage ratios were 2.1 to 1.0 and 2.9 to 1.0, respectively.

Dividends and Share Repurchase Program

During the nine months ended September 30, 2023 and 2022, the Company paid cash dividends of $6.9 million and $6.4 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At September 30, 2023, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

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

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$3,114	$(12,719)	$5,215	$(34,164)
Interest expense	2,464	1,794	7,658	2,676
Income tax expense (benefit)	160	(4,241)	380	(5,042)
Depreciation and amortization	3,515	3,401	10,331	9,504
Goodwill impairment charge	-	21,460	-	45,918
Intangible assets impairment charge	-	-	-	5,581
Adjusted EBITDA	$9,253	$9,695	$23,584	$24,473

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2023 would have resulted in approximately $1.0 million in additional pre-tax interest expense for the nine months ended September 30, 2023. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of September 30, 2023, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the nine months ended September 30, 2023 and 2022, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the nine months ended September 30, 2023 and 2022 included a foreign currency translation adjustment gain of $0.2 million and a foreign currency translation adjustment loss of $0.4 million, respectively.

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

Changes in Internal Control over Financial Reporting

Except as discussed above under "Remediation Efforts with Respect to the Material Weakness", there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Economic and political events in the past 20 months have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve repeatedly has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. In light of continuing inflationary pressures, the Federal Reserve may decide to raise rates again.

World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the threat of a wider war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other effects on the global economy.  Both crises have potentially far-reaching impacts on energy and food markets and global trade.

An escalating war in the Middle East, prolonged inflationary conditions, high and/or increased interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict, but the impact on the Company’s business could be material.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2023, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	-	$-	-
August 1, 2023 to August 31, 2023	-	-	-
September 1, 2023 to September 30, 2023	-	-	-
Total	-	-	-	657,451

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

Date: November 6, 2023	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)