Form 10-K
period 2023-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2024-03-14
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

200 Central Avenue, Suite 2000

St. Petersburg, Florida 33701

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

At June 30, 2023, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price of $9.34 as reported by the NASDAQ Stock Market, was approximately $107.2 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 27, 2024 was 16,709,591 shares.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023, relating to its 2024 Annual Meeting of Shareholders, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Form 10-K may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, including short-term and long-term plans for cash (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations and (4) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment (including with respect to the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the effect of the Company’s previously disclosed material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Item 1.          Business

Overview

Superior Group of Companies, Inc. (together with its subsidiaries, “the Company,” “Superior,” “we,” “our,” or “us”) was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and redomiciled to Florida. In 2018, the Company changed its name to Superior Group of Companies, Inc.

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) based in Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide.

Superior is comprised of three reportable business segments: (1) Branded Products, (2) Healthcare Apparel, and (3) Contact Centers.

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandise, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including chain retailer, food service, entertainment, technology, transportation and a wide range of other industries. The segment currently has sales offices in the United States, Canada, Brazil, the United Kingdom and Colombia, with support services in China and India.

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare®, CID Resources and Wink™, and its license with Carhartt® manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and physical and e-commerce retailers primarily in the United States.

Superior’s Contact Centers segment, through multiple The Office Gurus® entities, including subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic and the United States (collectively, “TOG”), provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

Products

The Company produces and manufactures (through third parties or in its own facilities) and sells a wide range of promotional products and branded uniforms in its Branded Products segment and healthcare apparel and accessories in its Healthcare Apparel segment.

The Company’s principal products segments are:

Branded Products Segment:

Customized products to support:

•   Branded marketing programs;

•   Gifts with purchase;

•   Branded uniform programs;

•   Corporate awards, incentives and recognition programs;

•   Event promotions;

•   Employee and consumer rewards and incentives; and

•   Specialty packaging and displays.

Healthcare Apparel Segment:

Career and service apparel for personnel of hospitals and healthcare facilities, such as:

•   Fashionable scrubs;

•   Institutional scrubs;

•   Laboratory coats;

•   Patient gowns;

•   Miscellaneous products for use by linen suppliers and industrial launderers (e.g. industrial laundry bags);

•   Clean room apparel;

•   Personal protective equipment (e.g.; isolation gowns and barrier fabric lab wear); and

•   Other mission-critical apparel to healthcare laundries, institutions and professionals.

Our products are either distributed through our distribution centers in the United States or shipped directly from our vendors to our customers.

For a depiction of net sales from external customers, Segment Adjusted EBITDA and total assets by segment for the years ended December 31, 2023 and 2022, please refer to Note 17 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income (loss),” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2023 and 2022, our Branded Products segment accounted for approximately 63% and 67%, respectively, of net sales. During the years ended December 31, 2023 and 2022, our Healthcare Apparel segment accounted for approximately 21% and 20%, respectively, of net sales.

For more information on our reportable business segments, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook,” which disclosure is incorporated herein by reference.

Services

Through the recruitment and employment of highly qualified English, Spanish and bilingual-speaking agents, we provide our customers with outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. During the years ended December 31, 2023 and 2022, our Contact Centers segment accounted for approximately 16% and 13%, respectively, of net sales.

Competition

Superior competes in its Branded Products segment with a multitude of national and regional companies, such as, BDA, Inc., HALO Branded Solutions, Inc., Staples, Inc., Cimpress PLC, HH Global Group Limited, Lands’ End, Inc. and Workwear Outfitters, LLC. Superior also competes with local firms in most major metropolitan areas. The nature and degree of competition varies with the customer and the market. We believe our creative services, product development, proprietary web and technology capabilities and extensive global sourcing network, along with our major brands, enable us to be competitive and grow in this market.

Major competitors for our Healthcare Apparel segment include companies such as Medline Industries, Inc., Careismatic Brands, Barco Uniforms, Inc., FIGS, Inc., Encompass Medical and Standard Textile Co., Inc. We are a significant supplier of caregiver and patient apparel to hospitals, laundries and distributors that service hospitals and consumers. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which our Contact Centers segment operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented. TOG’s competitors in the Contact Centers segment range in size from very small firms offering specialized services or short-term project completion to very large firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis such as TaskUs, Transparent BPO, Concentrix + Webhelp, Focus Services, Ubiquity, CCI and RDI. TOG also competes with local entities in other offshore locations. The list of potential competitors includes both publicly traded and privately held companies.

Customers

Branded Products, Healthcare Apparel and Contact Centers segments have a substantial number of customers, none of which accounted for more than 10% of each segment’s 2023 net sales.

Resources Material to Our Business

Raw Materials

The principal fabrics used in the manufacture of finished apparel goods for Superior’s Branded Products segment and Healthcare Apparel segments are cotton, polyester, spandex, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. If Superior or its suppliers are unable to source raw materials from China, it could significantly disrupt Superior’s business as it also would for our competitors.

Superior does not have a concentration of suppliers of finished apparel in any single country or region of the world, however, it does contract to manufacture or source the majority of its apparel in Bangladesh, China, Haiti, Madagascar, Vietnam and the United States. Additionally, we generally source or manufacture apparel in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its vast redundant network of suppliers, including its own manufacturing facilities in Haiti, provide sufficient capacity to mitigate most dependency risks on a single supplier.

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

Prices within the promotional products industry can be directly affected by the cost of raw materials. The market for promotional products is price sensitive and has historically exhibited price and demand cyclicality. The Branded Products segment has flexibility in its suppliers, as other suppliers of the same or similar products are widely available. Additionally, the nature of the promotional products industry is such that should specific types of raw materials undergo significant cost increases, it is possible that alternative products using different materials could be utilized for similar promotional activities. However, if cost increases cannot be entirely passed on to customers and alternative suppliers or suitable product alternatives are unavailable, profit margins could decline.

Intellectual Property

Superior owns and uses several trade names, trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trade names are BAMKO® and HPI® within the Branded Products segment, CID Resources within the Healthcare Apparel segment and The Office Gurus® within the Contact Centers segment. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s Healthcare Apparel segment, are Fashion Seal Healthcare® and Wink™. For the year ended December 31, 2023, Fashion Seal Healthcare (presently registered with the United States Patent and Trademark Office until 2029) and Wink™ represented approximately 39% and 43%, respectively, of sales in that segment.

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

As of December 31, 2023, the Company had approximately 6,900 employees worldwide, of which approximately 6,800 were full-time employees and approximately 100 were part-time employees. As of December 31, 2023, approximately 830 employees were employed in the U.S. and approximately 6,070 employees were employed in foreign countries. The Contact Centers segment has the Company’s largest labor force at approximately 4,300 full-time employees as of December 31, 2023.

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

An interruption in any of our supply sources or facilities, such as widely occurred during 2021, could adversely affect our results of operations until alternate sources or facilities can be secured. Principal raw materials used to manufacture the Company’s products include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal.

The majority of such raw materials are sourced in China, either directly by us or our suppliers. If we are unable to source our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business.

Furthermore, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that have been and may be in the future affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

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

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. Our most significant trade names are BAMKO® and HPI® within the Branded Products segment, CID Resources within the Healthcare Apparel segment and The Office Gurus® within the Contact Centers segment. Our most significant trademarks, which are critically important to the marketing and operation of Superior’s Healthcare Apparel segment, are Fashion Seal Healthcare® and Wink™. For the year ended December 31, 2023, Fashion Seal Healthcare and Wink represented approximately 39% and 43%, respectively, of sales in that segment.

We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. It is possible that third parties will assert claims against us on such basis; if they do we cannot assure you that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also is no guarantee that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

Sales to many of our customers are on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, the customer may reduce or discontinue purchases from us, which has happened. The reduction in the amount of our products purchased by customers could have a material adverse effect on our business, results of operations or financial condition.

In addition, some of our customers have, from time to time experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, buyer turnover, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

If we experience problems with our distribution systems, our ability to meet customer expectations, manage inventory and complete sales may be harmed.

Our products are either distributed through our distribution centers in the United States or shipped directly from our vendors to our customers. Our distribution centers and storage locations include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means our operations are complicated, require coordination between our distribution centers and storage locations and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions or other system failures. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution system, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we are unable to adequately staff our distribution centers to meet demand or if the cost of such staffing is higher than historical or projected costs, our results of operations could be harmed.

Operating a distribution center comes with additional potential risks, such as workplace safety issues and employment claims for the failure or alleged failure to comply with labor laws or laws respecting union organizing activities. If we encounter problems with our distribution systems, our ability to meet customer expectations, manage inventory and fulfillment capacity, complete sales and fulfill orders in a timely manner could be harmed, which could also harm our reputation and our relationship with our customers.

If we are unable to accurately forecast customer demand, manage our inventory and plan for future expenses, our results of operations could be adversely affected.

We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions, and economic conditions or consumer confidence in future economic conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs.

In addition, if we experience increased volatility in shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility and/or sales below our expectations, we may experience excess inventory levels. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs (as occurred in 2022) and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brands.

Further, lower than forecasted demand could also result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, and we may be subject to higher costs in order to secure the necessary production capacity or we may incur increased shipping costs. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and results of operations.

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

Acquisition valuations require us to make certain estimates and assumptions to determine the fair value of the acquired entities (including the underlying assets and liabilities). If our estimates or assumptions on the valuation of the acquired assets and liabilities are not accurate, we may be exposed to losses, and/or unexpected usage of cash flow to fund the operations of the acquired businesses that may be material.

Even if we are able to acquire businesses on favorable terms, managing growth through acquisitions is a difficult process that includes: integration and training of personnel, combining facility and operating procedures, and additional processes related to the integration of acquired businesses within our existing organization.

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

In the ordinary course of our business, we might collect and store in our internal and external data centers, cloud services and networks sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personal information of our customers, employees and others. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. The number and sophistication of attempted attacks and intrusions that companies have experienced from third parties has increased over the past few years. Despite our security measures, it is impossible for us to eliminate this risk.

Many U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. Other state laws include the California Consumer Privacy Act, as amended (“CCPA”). The CCPA, among other things, contains disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to collect and/or use personal information. Other states and the federal government are considering new data privacy and/or security laws. We will continue to monitor and assess the impact of these laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Data protection laws enacted outside of the U.S., such as the EU General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business partners. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations (including possible fines for certain violations of up to the greater of 20 million Euros or 4% of total company revenue). Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

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

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could reduce our operating margins and income. While we believe that our employee relations are good, and very few of our employees are currently subject to collective bargaining agreements, unions have traditionally been active in the U.S. apparel industry and recently have become more active generally. Our workforce has been subject to union organization efforts from time to time, and we could be subject to future unionization efforts as our operations expand or change. Unionization of our workforce could increase our operating costs or constrain our operating flexibility.

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

Some of our locations and those of our suppliers, such as those located in the U.S., Central America and Haiti, also are exposed to hurricanes, earthquakes, floods and other extreme weather events; the damage that such events could produce could affect the supply of our products and services.

Risks Relating to Our Industries

Increases in the price of finished goods, raw materials and labor used to manufacture our products could materially increase our costs and decrease our profitability.

Principal raw materials used to manufacture the Company’s finished goods include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The prices we pay for these fabrics and components and our finished goods are dependent on the market price for the raw materials used to produce them, primarily cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs.

These finished goods and raw materials are subject to price volatility caused by weather, supply conditions, government regulations, economic and political climate, currency exchange rates, labor costs, and other unpredictable factors. Fluctuations in petroleum prices also may influence the prices of related items such as chemicals, dyestuffs and polyester yarn.

An increase in raw material prices would likely increase our cost of sales and decrease our profitability unless we are able to pass the costs on to our customers in the form of higher prices. In addition, if one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in revenues, either of which could have a material adverse effect on our business, results of operations and financial condition.

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

Major competitors for our Contact Centers segment include companies such as TaskUs, Transparent BPO, Concentrix + Webhelp, Focus Services, Ubiquity, CCI and RDI.

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

Many of our products are used by workers and, as a result, our business prospects are dependent upon levels of employment and overall economic conditions on a global, national and regional level, among other factors. Our revenues are impacted by our customers’ opening and closing of locations and reductions and increases in headcount, including from voluntary turnover and increased automation. If we are unable to offset these effects, such as through the addition of new customers or the expansion of relationships with existing customers through a broader mix of product and service offerings, our revenue growth rates will be negatively impacted. Likewise, increases in tax rates or other changes in tax laws or other regulations can negatively affect our profitability.

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

Economic and political events in recent years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve repeatedly has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. In light of continuing inflationary pressures, the Federal Reserve may decide to raise rates again.

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

The apparel industry, including branded uniforms and healthcare, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could result in inventory write-downs which may have a material adverse effect on our business, results of operations and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired. We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because the majority of what we manufacture and sell are branded uniforms, scrubs and other accessories.

Our Contact Centers business is dependent on the trend toward outsourcing.

Our Contact Centers business and growth within that segment depend in large part on the industry trend toward outsourced customer contact management services. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations. We also compete with companies that utilize emerging technologies and assets, such as artificial intelligence and chatbots. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that we provide in the marketplace or otherwise change the way that contact centers engage so as to make our outsourced customer contract management solution less attractive to existing and potential customers. We may face increased competition from these competitors as they mature and expand their capabilities.

Risks Relating to Our Indebtedness and Retirement Plan Obligations

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2023, our total consolidated indebtedness was $94.4 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

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

Substantially all of the operating assets of the Company are pledged as collateral under our indebtedness. Our credit agreement requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our credit agreement. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under our line of credit, accelerate all amounts outstanding or enforce its interest against collateral pledged under the credit agreement.

We have significant obligations under our unfunded supplemental executive retirement plan, and our available cash flow may be adversely affected in the event that payments become due under it.

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”). In the event that payments become due under the SERP, we will have to use cash flow from operations or other sources to fund our obligations. As of December 31, 2023, we had $13.6 million in unfunded obligations related to the SERP.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2023, our executive officers and directors, and certain of their family members collectively owned approximately 29.4% of our outstanding common stock. As a result, our executive officers and directors, and certain of their family members, have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

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

We assess our intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. For example, during the year ended December 31, 2022, the Company recorded non cash goodwill and indefinite lived trade name impairment charges totaling $45.9 million and $5.6 million respectively.

The estimated fair value of our intangible assets and long-lived assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in:

•   declining revenue, which can lead to excess capacity and declining operating cash flow;

•   reductions in management’s estimates for future revenue and operating cash flow growth;

•   increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and

•   deteriorating real estate values.

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

Furthermore, the stock market has experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.

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

From time-to-time we may be involved in legal or regulatory actions regarding product liability, employment practices, intellectual property infringement, bankruptcies, telemarketing compliance, consumer protections and other litigation or enforcement matters. These proceedings may be in jurisdictions with reputations for aggressive application of laws and procedures against corporate defendants.

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

In the past, global financial markets have experienced extreme disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There might be further changes or volatility, which could lead to challenges in our business and negatively impact our financial results. Any future tightening of credit in financial markets could adversely affect the ability of our customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likely duration and severity of any disruption in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

Furthermore, significant or sustained inflation could have an adverse impact on our operating and general and administrative expenses. Please see “Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity” above for a description of recent inflationary pressure. During inflationary periods, these costs could increase at a rate higher than our ability to offset them via customer-facing pricing adjustments, alternative supply sources or other measures. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for our products and services. If our operating and other expenses increase faster than anticipated due to inflation, our financial condition, results of operations and cash flow could be materially adversely affected.

Inability to attract and retain key management or other personnel could adversely impact our business and financial condition.

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

Item 1B.       Unresolved Staff Comments

None.

Item 1C.       Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the increasing volume and sophistication of cyber threats and take our responsibility to protect the information and systems under our purview seriously. We consider cybersecurity threat risks alongside other Company risks as part of our overall risk assessment process. Our cybersecurity processes aim to provide a comprehensive approach to assess, identify, manage, mitigate, and respond to cybersecurity threats.

We maintain a cybersecurity risk program predicated on a risk-based approach. We use cost-effective controls that are commensurate with the risk and sensitivity of our specific information systems, control systems and enterprise data. Our cybersecurity program incorporates best practices and industry standards from multiple sources and is designed to comply with applicable regulations. The cybersecurity program includes, but is not limited to, the following elements:  risk assessment, policies and procedures, training and awareness, auditing, log collection and analysis, threat hunting and intelligence surveillance, compliance monitoring and testing, and incident response.

Our internal professionals collaborate with external subject matter specialists, as necessary. All third parties engaged for such matters are subjected to scrutiny to ensure they satisfy our security standards. We periodically review our third party engagements to ensure that the providers maintain the necessary levels of protection and competency, as well as to oversee and identify potential cybersecurity risks and/or threats from such engagements.

We describe how risks from cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition, as part of our risk factor disclosures at Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board and its Corporate Governance, Nominating and Ethics Committee are responsible for oversight of our cybersecurity risk, including the effectiveness of cybersecurity risk management policies and protocols, while our Chief Information Officer (CIO) is responsible for our cybersecurity strategy and execution.

As part of the Board’s oversight, its Corporate Governance, Nominating and Ethics Committee, which is comprised entirely of independent directors, receives quarterly reports from executive management about the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Board receives at least an annual report from executive management. Additionally, we have processes by which a cybersecurity incident would be escalated internally and, when appropriate, reported to the Board (or appropriate committee), as well as for updating the Board regarding such incident until it has been resolved.

Our CIO has more than 25 years of technology and information systems leadership experience, including as CIO of multiple consumer-focused companies. Our CIO reports to our chief executive officer.

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2023:

Location	Status	Square Feet	Uses
St. Petersburg, Florida	Leased	8,193	Corporate, Branded Products, Healthcare Apparel and Contact Centers
Belmopan, Belize	Leased	33,470	Contact Centers
Compton, California	Leased	24,449	Branded Products
Coppell, Texas	Leased	114,105	Healthcare Apparel
Eudora, Arkansas	Leased	260,000	Branded Products and Healthcare Apparel
Kingston, Jamaica	Leased	19,500	Contact Centers
La Libertad, El Salvador	Owned	52,591	Contact Centers
Lake Providence, Louisiana	Leased	215,000	Branded Products and Healthcare Apparel
Lexington, Mississippi	Owned	40,000	Healthcare Apparel
Monticello, Arkansas	Leased	92,000	Branded Products and Healthcare Apparel
Oak Grove, Louisiana	Leased	68,330	Branded Products
Ouanaminthe, Haiti	Leased	120,000	Branded Products and Healthcare Apparel
Peachtree Corners, Georgia	Leased	23,400	Branded Products
Phoenix, Arizona	Leased	116,850	Branded Products
Romeoville, Illinois	Leased	28,290	Branded Products
San Ignacio, Belize	Owned	11,732	Contact Centers
San Salvador, El Salvador	Leased	17,777	Contact Centers
Santiago, Dominican Republic	Leased	7,900	Contact Centers

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

We declared aggregate cash dividends of $0.56 per share during the fiscal year ended December 31, 2023, which were paid in the first, second, third and fourth quarters of 2023.

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

On February 27, 2024, we had 126 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	-	$-	-
November 1, 2023 to November 30, 2023	-	-	-
December 1, 2023 to December 31, 2023	-	-	-
Total	-	-	-	657,451

(1)	On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions.

Item 6.          Reserved

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2023 and 2022, as well as our financial positions at December 31, 2023 and 2022, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, we use a non-GAAP financial measure to evaluate our results of operations. For important information regarding the use of such non-GAAP financial measure, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measure” below.

Recent Acquisitions

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) based in Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”) that vest ratably over a three-year period, and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

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

Global Economic and Political Conditions

Economic and political events in recent years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve repeatedly has raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing.

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

Summary of Results

Net Income (loss)

The Company generated net income of $8.8 million during the year ended December 31, 2023 and a net loss of $32.0 million during the year ended December 31, 2022. The increase in net income during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to goodwill and indefinite-lived intangible asset impairment charges of $51.5 million incurred in the prior year period, a decrease in inventory write-downs of $11.2 million, partially offset by increases in income tax expense, Contact Centers selling and administrative expenses and interest expense.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) was $33.5 million and $27.9 million during the years ended December 31, 2023 and 2022, respectively. Adjusted EBITDA during the year ended December 31, 2023 compared to the year ended December 31, 2022 increased primarily due to a decrease in inventory write-downs, partially offset by an increase in Contact Centers selling and administrative expenses. For a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

The Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Operations

The following table provides highlights of our financial performance (in thousands, except percentages):

	For the Years Ended December 31,
	2023	2022	% Change
Net sales:
Branded Products	$342,680	$387,931	(11.7%)
Healthcare Apparel	113,878	113,321	0.5%
Contact Centers	91,500	84,218	8.6%
Net intersegment eliminations	(4,756)	(6,639)	(28.4%)
Consolidated net sales	543,302	578,831	(6.1%)

Gross margin:
Branded Products	114,627	114,797	(0.1%)
Healthcare Apparel	42,281	32,602	29.7%
Contact Centers	49,148	49,779	(1.3%)
Net intersegment eliminations	(2,509)	(3,819)	(34.3%)
Consolidated gross margin	203,547	193,359	5.3%

Selling and administrative expenses:
Branded Products	88,225	90,118	(2.1%)
Healthcare Apparel	38,209	39,295	(2.8%)
Contact Centers	39,682	33,631	18.0%
Intersegment Eliminations	(2,509)	(3,819)	(34.3%)
Other	19,598	17,095	14.6%
Consolidated selling and administrative expenses	183,205	176,320	3.9%

Goodwill impairment charge	-	45,918	(100.0%)
Intangible assets impairment charge	-	5,581	(100.0%)
Other periodic pension cost	855	2,116	(59.6%)
Interest expense	9,718	4,894	98.6%
Gain on sale of property, plant and equipment	-	3,435	(100.0%)
Income (loss) before income tax expense	9,769	(38,035)	(125.7%)
Income tax expense (benefit)	997	(6,065)	(116.4%)
Net income (loss)	$8,772	$(31,970)	(127.4%)

Net Sales

Net sales for the Company decreased 6.1% from $578.8 million for the year ended December 31, 2022 to $543.3 million for the year ended December 31, 2023. The decrease was primarily driven by a net sales decline in Branded Products, partially offset by an increase in Healthcare Apparel and Contact Centers net sales.

Branded Products net sales decreased 11.7%, or $45.3 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to decreased demand during the first half of 2023 as a result of then-current market conditions that tightened our customers’ advertising spending, the timing of new branded uniform rollout programs for certain customers and a decrease of $6.3 million in net sales of personal protective equipment driven by the easing of the COVID-19 pandemic. These decreases were partially offset by an increase in net sales of $12.8 million attributable to the acquisition of Guardian in May 2022.

Healthcare Apparel net sales increased 0.5%, or $0.6 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in digital sales, including the launch of a direct-to-consumer website during the year ended December 31, 2023, partially offset by challenging market conditions as a result of saturated inventory levels in the industry post-COVID-19 pandemic that led to a decrease in demand for healthcare apparel during 2023.

Contact Centers net sales increased 8.6% before intersegment eliminations and 11.8% after intersegment eliminations for the year ended December 31, 2023 compared to the year ended December 31, 2022. These increases were primarily attributed to onboarding of new customers in 2023.

Gross Margin

Gross margin is defined as net sales less cost of goods sold. Cost of goods sold consists primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing costs, and inspection costs for our Branded Products and Healthcare Apparel segments. Cost of goods sold for our Contact Centers segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are recorded in cost of goods sold. The cost of occupancy and operating the Company’s distribution centers are included in selling and administrative expenses. Gross margin rate is defined as gross margin divided by net sales.

Gross margin rate for the Company was 37.5% for the year ended December 31, 2023 and 33.4% for the year ended December 31, 2022. The rate increase was primarily due to a decrease in inventory write-downs of $11.2 million and an improvement in gross margin rate for our Branded Products segment, the Company’s largest segment. Inventory write-downs during the year ended December 31, 2022 included write-downs of $11.4 million on excess and obsolete inventory related to discontinued styles and personal protective equipment within our Healthcare Apparel segment.

Gross margin rate for our Branded Products segment was 33.5% for the year ended December 31, 2023 and 29.6% for the year ended December 31, 2022. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers, lower supply chain costs and a decrease in inventory write-downs of $1.4 million.

Gross margin rate for our Healthcare Apparel segment was 37.1% for the year ended December 31, 2023 and 28.8% for the year ended December 31, 2022. The rate increase was primarily due to decrease in inventory write-downs of $9.8 million, partially offset by the impact of challenging market conditions and strategic efforts to right size inventory levels resulting in lower selling prices.

Gross margin rate for our Contact Centers segment was 53.7% for the year ended December 31, 2023 and 59.1% for the year ended December 31, 2022. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by price increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 33.7% for the year ended December 31, 2023 and 30.5% for the year ended December 31, 2022. The rate increase was primarily attributed to expense deleverage resulting from the 11.7% decrease in Branded Products net sales, an increase in selling and administrative expenses for our Contact Centers segment and unrealized losses of $0.5 million recognized in 2023 compared to unrealized gains of $1.6 million recognized in 2022 on written put options, partially offset by a decrease in bad debt expense. For more information on the written put options, please refer to the disclosure in Note 1 to the Financial Statements, which is incorporated herein by reference.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 25.7% for the year ended December 31, 2023 and 23.2% for the year ended December 31, 2022. The rate increase was primarily due to expense deleverage on the 11.7% decrease in net sales and costs incurred during 2023 to consolidate warehouse facilities related to promotional products inventory, partially offset by a decrease in bad debt expense of $2.3 million due to improved collection efforts.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.6% for the year ended December 31, 2023 and 34.7% for the year ended December 31, 2022. The rate decrease was primarily driven by reductions in overhead costs.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.4% for the year ended December 31, 2023 and 39.9% for the year ended December 31, 2022. The rate increase was primarily attributed to increased employee related expenses, including pay rate increases and costs associated with employees returning to the office, and an increase in depreciation expense.

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

Other Periodic Pension Plan Costs

Other periodic pension plan costs decreased to $0.9 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022. This decrease was primarily due to a decrease in actuarial losses recognized on the supplemental executive retirement plan (“SERP”).

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2022, the Company sold its corporate headquarters building and related assets for net proceeds of $4.8 million and realized a gain on the sale of $3.4 million. This sale was part of management’s plan to relocate the Company’s corporate headquarters to St. Petersburg, Florida.

Interest Expense

Interest expense increased to $9.7 million for the year ended December 31, 2023 from $4.9 million for the year ended December 31, 2022. This increase was primarily due to an increase in interest rates on our outstanding borrowings, partially offset by $0.5 million of expense relating to the write-off of unamortized debt issuance costs associated with our former senior secured credit facility in the third quarter of 2022 and a decrease in outstanding borrowings. The weighted average interest rate on our outstanding borrowings for the year ended December 31, 2023 was 7.0% compared to 2.4% for the year ended December 31, 2022.

Income Taxes

The effective income tax rate was 10.2% and 15.9% for the years ended December 31, 2023 and 2022, respectively. Income tax expense and the effective tax rate for the year ended December 31, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions. Income tax expense and the effective tax rate for the year ended December 31, 2022 was impacted by a tax benefit of $7.0 million relating to the impairment of intangible assets and a nondeductible portion of the goodwill impairment charge totaling $21.1 million. For further discussion of changes in the effective tax rate, refer to Note 9 to the Financial Statements.

Liquidity and Capital Resources

Overview

Management uses a number of standards in measuring the Company’s liquidity, such as: working capital, profitability ratios, cash flows from operating activities, and activity ratios. The Company’s balance sheet generally provides the ability to pursue acquisitions, invest in new product lines and technologies and invest in additional working capital as necessary. As of December 31, 2023, approximately $16.8 million of our cash was held in our foreign subsidiaries, of which $11.6 million of cash was held at foreign subsidiaries from which the Company plans to repatriate the funds as needed for liquidity.

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans as described further below. The cost of borrowing increased in 2023, with the weighted average interest rate on outstanding borrowings under the revolving credit facility of 6.7% at December 31, 2023 compared to 6.2% at December 31, 2022. As of December 31, 2023, the Company had undrawn capacity of $100.0 million under the revolving credit facility.

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

Cash and cash equivalents increased by $2.2 million to $19.9 million as of December 31, 2023 from $17.7 million on December 31, 2022. Working capital decreased to $178.8 million at December 31, 2023 from $232.8 million at December 31, 2022. The decrease in working capital was primarily due to decreases in inventories, prepaid expenses and other current assets and contract assets and increases in other current liabilities and accounts payable. The decrease in inventories was primarily related to right-sizing inventory levels within our Healthcare Apparel and Branded Products segments. The decrease in prepaid expenses and other current assets was primarily related to a decrease in prepaid taxes. The decrease in contract assets was primarily related to the timing of shipments to customers and receipts from suppliers for finished goods with no alternative use within our Branded Products segment. The increase in other current liabilities was primarily related to increases in contract liabilities associated with deferred revenue within our Branded Products segment and new facility leases. The increase in accounts payable was primarily driven by the timing of payments for inventory purchases within our segments.

Material Short-Term Plans for Cash

For the next twelve months, our primary capital requirements are for capital to maintain our operations, meet the contractual obligations shown in the column titled “2024” in the contractual obligations table below, and to fund capital expenditures, dividends and other general corporate purposes. We currently anticipate that we will spend more in capital expenditures in 2024 than we spent in 2023. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements for the next twelve months.

Material Long-Term Plans for Cash

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy the requirements shown in the columns “2025-2026” and “2027-2028” in the contractual obligations table below, as well as the obligations described in footnote (3) to the table, and the continuation of the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements.

Contractual Obligations

The following table sets forth a summary of our material contractual obligations as of December 31, 2023 (in thousands):

	Payments Due by Period
	2024	2025-2026	2027-2028	Thereafter
Debt:
Revolving credit facility(1)	$-	$-	$25,000	$-
Term Loan(1)	4,688	12,187	52,500	-
Operating leases	4,315	8,237	5,998	1,680
Acquisition-related contingent liabilities(2)	1,403	557	-	-
Total long term contractual cash obligations(3)	$10,406	$20,981	$83,498	$1,680

(1)	Excludes estimates for interest payable as amounts are based on variable rates. See Note 8 to the Financial Statements.
(2)	The amounts represent the expected cash payment. The amounts in our balance sheet are stated at fair value.
(3)

Certain long-term liabilities have been excluded from this table as we cannot make a reasonable estimate of the period of cash settlement. These long-term liabilities include unrecognized tax benefits of $0.8 million, unfunded obligations related to the SERP of $13.6 million and deferred compensation liability of $7.9 million.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$78,929	$(2,604)
Investing activities	(5,508)	(17,425)
Financing activities	(71,616)	28,846
Effect of exchange rates on cash	369	(30)
Net increase in cash and cash equivalents	$2,174	$8,787

Operating Activities. The increase in net cash provided by operating activities during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to decreases in cash outflows for inventory, accounts payable and other current liabilities and an increase in cash inflows from contract assets, partially offset by a decrease in net sales and an increase in interest paid. Working capital cash changes during the year ended December 31, 2023 included a decrease of $24.7 million in inventory, an increase of $13.3 million in accounts payable and other current liabilities and a decrease of $4.3 million in contract assets. Working capital cash changes during the year ended December 31, 2022 included an increase of $15.9 million in inventories, an increase of $15.1 million in contract assets and a decrease of $14.6 million in accounts payable and other current liabilities.

Investing Activities. The decrease in net cash used in investing activities during the year ended December 31, 2023 compared to the year ended December 31, 2022 was attributable to $11.1 million of cash paid for the acquisition of Guardian in 2022 and a decrease in capital expenditures of $6.1 million primarily related to the expansion of our distribution facility in Eudora, Arkansas in the previous year. Additionally, the year ended December 31, 2022 included $4.8 million in net proceeds from the sale of the Company’s corporate headquarters building and related assets.

Financing Activities. The increase in net cash used in financing activities during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to an increase in net payments of $61.8 million in debt in 2023 compared to net borrowings of $39.4 million in 2022. Excess cash generated from operating activities during the year ended December 31, 2023 was used to repay outstanding borrowings under the revolving credit facility.

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

As of December 31, 2023, the Company had $94.4 million in outstanding borrowings under its Credit Facilities, consisting of $25.0 million outstanding under the revolving credit facility and $69.4 million outstanding under a term loan.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.7% at December 31, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2023, there were no outstanding letters of credit under the revolving credit facility. As of December 31, 2023, the Company had undrawn capacity of $100.0 million under the revolving credit facility.

Contractual principal payments for the term loan are as follows: 2024 - $4.6 million; 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of December 31, 2023, the Company was in compliance with these ratios.

Dividends and Share Repurchase Program

During the years ended December 31, 2023 and 2022, the Company paid cash dividends of $9.2 million and $8.7 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. The Company did not reacquire and retire shares of its common stock under this program during the years ended December 31, 2023 and 2022. At December 31, 2023, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

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

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Years Ended December 31,
	2023	2022
Net income (loss)	$8,772	$(31,970)
Interest expense	9,718	4,894
Income tax expense (benefit)	997	(6,065)
Depreciation and amortization	13,995	13,004
Goodwill impairment charge	-	45,918
Intangible assets impairment charge	-	5,581
Gain on sale of property, plant and equipment	-	(3,435)
Adjusted EBITDA	$33,482	$27,927

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

Inventories

The Company at all times carries inventories of both raw materials and finished products. Inventories are stated at the lower of cost or net realizable value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage, current revenue trends and market conditions are considered in estimating both excess and obsolete inventories. During the year ended December 31, 2023, the Company recognized a $2.4 million charge to cost of goods sold to write-down inventory to its net realizable value, of which $1.6 million related to our Healthcare Apparel segment and $0.8 million related to our Branded Products segment. During the year ended December 31, 2022, the Company recognized a $13.6 million charge to cost of goods sold to write-down inventory to its net realizable value, of which $11.4 million related to our Healthcare Apparel segment and $2.2 million related to our Branded Products segment. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may be material. An additional write-down in value of 5% of inventories would result in additional expense of approximately $5.0 million.

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

For the year ended December 31, 2023, the Company completed its testing of indefinite-lived intangible assets and determined that the fair value was more than its carrying value. As of December 31, 2023 and 2022, indefinite-lived intangible assets of $13.6 million and $14.2 million were included in the Branded Products segment and the Healthcare Apparel segment, respectively.

Income Taxes

The Company is required to estimate and record income taxes payable for federal, state and foreign jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book that result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal and state tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. The Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017 imposes a U.S. tax on global intangible low taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. The Company was impacted by GILTI relative to the earnings of its foreign subsidiaries, and is expected to be impacted in future periods, which may be material to our financial statements. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2023.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2023, there was no significant change in total unrecognized tax benefits. As of December 31, 2023, we had an accrued liability of $0.8 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2023 would have resulted in approximately $1.2 million in additional pre-tax interest expense for the year ended December 31, 2023. For further information regarding our debt instruments, see Note 8 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2023, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income (loss). During the years ended December 31, 2023 and 2022 foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income (loss) during the years ended December 31, 2023 and 2022, included a foreign currency translation adjustment gain of $0.7 million and a foreign currency translation adjustment loss of $0.2 million, respectively.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2024 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Indefinite-lived Intangible Assets – CID Resources Trade name

As described further in note 6 to the financial statements, the Company has an indefinite-lived intangible asset related to the CID Resources trade name of approximately $14.2 million. This indefinite-lived intangible asset is reviewed at least quarterly by the Company for impairment assessment. The Company considers historical and projected financial performance as well as industry information. We identified the quantitative fair value assessment of the CID Resources trade name in the fourth quarter as a critical audit matter.

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

Our audit procedures related to the CID Resources trade name included the following, among others.

•	We obtained an understanding, evaluated the design and tested the operating effectiveness of key controls relating to management’s quantitative impairment assessment process including review of assumptions used in the model and the completeness and accuracy of forecasted information.

•	We reviewed revenue forecasts prepared by management that were utilized in the model and performed sensitivity analyses on those forecasts.

•	We utilized a valuation specialist to assess the appropriateness of the model utilized and underlying assumptions including the royalty rate and discount rate.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2022.

Tampa, Florida

March 13, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

As of December 31, 2023, management identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 13, 2024 which expressed an unqualified opinion on those financial statements.

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

Other information

We do not express an opinion or any other form of assurance on management’s remediation plans related to the currently reported material weakness in internal control over financial reporting as of December 31, 2023.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 13, 2024

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except shares and per share data)

	Years Ended December 31,
	2023	2022
Net sales	$543,302	$578,831

Costs and expenses:
Cost of goods sold	339,755	385,472
Selling and administrative expenses	183,205	176,320
Goodwill impairment charge	-	45,918
Intangible assets impairment charge	-	5,581
Other periodic pension costs	855	2,116
Interest expense	9,718	4,894
	533,533	620,301
Gain on sale of property, plant and equipment	-	3,435
Income (loss) before income tax expense	9,769	(38,035)
Income tax expense (benefit)	997	(6,065)
Net income (loss)	$8,772	$(31,970)

Net income (loss) per share:
Basic	$0.55	$(2.03)
Diluted	$0.54	$(2.03)

Weighted average shares outstanding during the period:
Basic	15,968,199	15,764,859
Diluted	16,159,308	15,764,859

Other comprehensive income (loss), net of tax:
Defined benefit pension plans:
Recognition of net losses included in net periodic pension costs	$163	$1,276
Current period gain (loss)	(172)	2,188
Loss on cash flow hedging activities	-	(47)
Foreign currency translation adjustment	735	(215)
Other comprehensive income	726	3,202
Comprehensive income (loss)	$9,498	$(28,768)

Cash dividends per common share	$0.56	$0.54

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$19,896	$17,722
Accounts receivable, less allowance for doubtful accounts of $4,237 and $7,622, respectively	103,494	104,813
Accounts receivable - other	307	3,326
Inventories	98,067	124,976
Contract assets	48,715	52,980
Prepaid expenses and other current assets	8,881	14,166
Total current assets	279,360	317,983
Property, plant and equipment, net	46,890	51,392
Operating lease right-of-use assets	17,909	9,113
Deferred tax asset	12,356	10,718
Intangible assets, net	51,160	55,753
Other assets	14,775	11,982
Total assets	$422,450	$456,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,520	$42,060
Other current liabilities	43,978	38,646
Current portion of long-term debt	4,688	3,750
Current portion of acquisition-related contingent liabilities	1,403	736
Total current liabilities	100,589	85,192
Long-term debt	88,789	151,567
Long-term pension liability	13,284	12,864
Long-term acquisition-related contingent liabilities	557	2,245
Long-term operating lease liabilities	12,809	3,936
Other long-term liabilities	8,784	8,538
Total liabilities	224,812	264,342
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 16,564,712 and 16,376,683 shares, respectively	16	16
Additional paid-in capital	77,443	72,615
Retained earnings	122,464	122,979
Accumulated other comprehensive income (loss), net of tax:
Pensions	(1,122)	(1,113)
Foreign currency translation adjustment	(1,163)	(1,898)
Total shareholders’ equity	197,638	192,599
Total liabilities and shareholders’ equity	$422,450	$456,941

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2022	16,127,505	$16	$69,351	$163,836	$(6,213)	$226,990
Cumulative-effect adjustment from adoption of ASU 2016-13	-	-	-	$(76)	-	$(76)
Common shares issued upon exercise of options and SARs, net	80,434	-	886	(158)	-	728
Performance based shares issued	11,707	-	-	-	-	-
Restricted shares issued, net of forfeitures	48,044	-	-	-	-	-
Restricted shares issued in conjunction with acquisition of business	116,550	-	2,000	-	-	2,000
Share-based compensation expense	-	-	4,289	-	-	4,289
Tax withheld on vesting of restricted shares and performance based shares	(7,557)	-	(314)	-	-	(314)
Written put options	-	-	(3,597)	-	-	(3,597)
Cash dividends declared ($0.54 per share)	-	-	-	(8,653)	-	(8,653)
Comprehensive income (loss):
Net loss	-	-	-	(31,970)	-	(31,970)
Cash flow hedges, net of taxes of $6	-	-	-	-	(47)	(47)
Pensions, net of taxes of $1,281	-	-	-	-	3,464	3,464
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(215)	(215)
Balance, December 31, 2022	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	29,835	-	274	(99)	-	175
Performance based shares issued	2,981	-	-	-	-	-
Restricted shares issued, net of forfeitures	155,213	-	-	-	-	-
Share-based compensation expense	-	-	3,787	-	-	3,787
Written put options	-	-	767	-	-	767
Cash dividends declared ($0.56 per share)	-	-	-	(9,188)	-	(9,188)
Comprehensive income (loss):
Net income	-	-	-	8,772	-	8,772
Pensions, net of taxes of $3	-	-	-	-	(9)	(9)
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	735	735
Balance, December 31, 2023	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,772	$(31,970)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,995	13,004
Goodwill impairment charge	-	45,918
Intangible assets impairment charge	-	5,581
Inventory write-downs	2,346	13,569
Provision for bad debts - accounts receivable	539	2,891
Share-based compensation expense	3,787	4,289
Deferred income tax benefit	(1,635)	(12,352)
Gain on sale of property, plant and equipment	-	(3,435)
Change in fair value of acquisition-related contingent liabilities	(189)	(450)
Change in fair value of written put options	489	(1,565)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	1,051	680
Accounts receivable - other	3,019	1,347
Contract assets	4,310	(15,092)
Inventories	24,672	(15,898)
Prepaid expenses and other current assets	5,496	5,225
Other assets	(2,012)	1,858
Accounts payable and other current liabilities	13,310	(14,614)
Payment of acquisition-related contingent liabilities	(279)	(3,346)
Long-term pension liability	407	2,190
Other long-term liabilities	851	(434)
Net cash provided by (used in) operating activities	78,929	(2,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,963)	(11,018)
Proceeds from disposals of property, plant and equipment	-	4,795
Acquisition of businesses	-	(11,202)
Other investments	(545)	-
Net cash used in investing activities	(5,508)	(17,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	6,000	332,143
Repayment of debt	(67,750)	(292,773)
Debt issuance costs	(300)	(869)
Payment of cash dividends	(9,188)	(8,653)
Payment of acquisition-related contingent liabilities	(553)	(1,416)
Proceeds received on exercise of stock options	175	728
Tax withholdings on vesting of restricted shares and performance based shares and on exercise of stock rights	-	(314)
Net cash provided by (used in) financing activities	(71,616)	28,846

Effect of currency exchange rates on cash	369	(30)
Net increase in cash and cash equivalents	2,174	8,787
Cash and cash equivalents balance, beginning of year	17,722	8,935
Cash and cash equivalents balance, end of year	$19,896	$17,722

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$(978)	$1,348
Interest paid	$9,588	$4,767

See accompanying Notes to the Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1 – Description of Business, Basis of Presentation and Summary of Accounting Policies:

Description of business

Superior Group of Companies, Inc. (together with its subsidiaries, “the Company,” “Superior,” “we,” “our,” or “us”) was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, the Company changed its name to Superior Uniform Group, Inc. and redomiciled to Florida. Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

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

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare®, Wink™ and CID Resources, manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States.

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

Reportable Segments

Beginning in the second quarter of 2022, the Company realigned its reportable segments to correspond with changes to its organizational responsibilities, management structure and operating model. Prior to implementing the current segment reporting, the Company’s Uniforms and Related Products segment included healthcare apparel, uniforms and corporate overhead. As part of the change in reportable segments, the branded portion of the uniforms business was combined with the previous Promotional Products segment to form the Branded Products segment, the healthcare apparel business became its own segment named Healthcare Apparel and income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are no longer presented in segment results. The previous Remote Staffing Solutions segment was renamed the Contact Centers segment. As a result of this re-segmentation, the Company performed a quantitative goodwill impairment test. Refer to Note 6 for additional information.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed in the period incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from accounts and the net gain or loss is reflected in the statements of comprehensive income (loss) within selling and administrative expenses. During the year ended December 31, 2022, the Company sold its corporate headquarters building and related assets for net proceeds of $4.8 million and realized a gain on the sale of $3.4 million. This sale was part of management’s plan to relocate the Company’s corporate headquarters to St. Petersburg, Florida. This sale is presented within our statements of comprehensive income (loss) as a separate line item titled “gain on sale of property, plant and equipment.”

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no impairments of long-lived assets for the years ended December 31, 2023 and 2022.

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

For the year ended December 31, 2023, the Company completed its testing of indefinite-lived intangible assets and determined that the fair value of each indefinite-lived intangible asset was more than its carrying value. As of December 31, 2023 and 2022, indefinite-lived intangible assets of $13.6 million and $14.2 million were included in the Branded Products segment and the Healthcare Apparel segment, respectively.

Contingent Consideration

Contingent consideration relating to consideration transferred in exchange for an acquired business is recognized at its estimated fair value at the acquisition date. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Recognition of any changes in fair value are included in selling and administrative expenses in our statements of comprehensive income (loss).

SERP

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) which includes one active participant. In calculating our obligations and related expense, we make various assumptions and estimates, after consulting with outside actuaries and advisors. The annual determination of expense involves calculating the estimated total benefits ultimately payable to plan participants. Significant assumptions related to the calculation of our obligations include the discount rates used to calculate the present value of benefit obligations to be paid in the future. We review these assumptions annually based upon currently available information, including information provided by our actuaries.

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

Taxes on income

Income taxes are provided for under the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The calculation of the Company’s tax liabilities also involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain income tax positions based on estimates of whether, and the extent to which, additional taxes will be required. The Company also accrues interest and penalties related to uncertain income tax positions as income taxes. Refer to Note 9 for additional details.

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

Other comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income (loss) consists of defined benefit pension plans activities, cash flow hedging activities and foreign currency translation adjustment. The related tax effects of these items are recorded in income tax expense (benefit) within the statements of comprehensive income (loss), upon reclassification from accumulated other comprehensive income (loss), net of tax.

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

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2023 and 2022, the Company had no customer with an accounts receivable balance greater than 10% of the total accounts receivable. At December 31, 2023 and 2022, the five largest customer accounts receivable balances totaled $17.9 million and $21.4 million, respectively, or approximately 17% and 20% of the respective total accounts receivable balances. The Branded Products segment has a substantial number of customers, none of which accounted for more than 10% of the segment’s 2023 net sales and no customer accounted for more than 10% of the Healthcare Apparel or Contact Center segment's 2023 net sales.

Principal raw materials used to manufacture the Company’s finished goods include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The majority of such fabrics are sourced in China, either directly by us or our suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, requires the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The original fair value of the written put options upon entering into the agreement was $3.6 million. The written put options expire after twenty-four months and contain certain quarterly maximums. During the year ended December 31, 2023, a total of 75,046 written put options expired unexercised resulting in a $0.8 million reduction in other current liabilities with an offset to additional paid-in capital. The written put options are liabilities under ASC 480, Distinguishing Liabilities from Equity, because the options embody obligations to repurchase the Company’s shares by paying cash. As of December 31, 2023 and 2022, the fair value of the written put options was $1.8 million and $2.0 million, respectively. The fair value of the written put options is based directly on the Company’s stock price and included in other current liabilities in our balance sheets. We recognized unrealized losses of $0.5 million and unrealized gains of $1.6 million on written put options during the years ended December 31, 2023 and 2022, respectively. Unrealized gains and losses from changes in the fair value of the written put options are included within selling and administrative expenses in our statements of comprehensive income (loss). At December 31, 2023, the Company’s remaining repurchase obligation under the written put options was 132,924 shares of its common stock.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2023 and 2022, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures". The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker ("CODM"). The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures". The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

NOTE 2 - Allowance for Doubtful Accounts Receivable:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance at the beginning of year	$7,622	$6,393
Provision for bad debts	539	2,891
Charge-offs	(3,924)	(1,686)
Recoveries	-	24
Balance at the end of year	$4,237	$7,622

NOTE 3 - Reserve for Sales Returns and Allowances:

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2023	2022
Balance at the beginning of year	$2,090	$2,636
Provision for returns and allowances	4,678	4,512
Actual returns and allowances paid to customers	(5,360)	(5,058)
Balance at the end of year	$1,408	$2,090

NOTE 4 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2023	2022
Finished goods	$72,370	$94,228
Work in process	671	401
Raw materials	25,026	30,347
Inventories	$98,067	$124,976

NOTE 5 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$2,494	$2,494
Buildings, improvements and leaseholds	16,929	18,652
Machinery, equipment and fixtures	98,590	101,419
	118,013	122,565
Accumulated depreciation	(71,123)	(71,173)
Property, plant and equipment, net	$46,890	$51,392

Depreciation expense was $9.4 million and $7.9 million in 2023 and 2022, respectively.

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

The following table presents the carrying amounts of goodwill attributable to each of the Company’s reportable segments (dollars in thousands):

	Branded Products	Healthcare Apparel	Total
As of January 1, 2022:
Gross goodwill	$19,111	$20,323	$39,434
Accumulated impairment losses	-	-	-
Net goodwill	$19,111	$-	$39,434

Additions	$6,463	$-	$6,463
Impairment charge	(25,595)	(20,323)	(45,918)
Foreign currency translation	21	-	21
Net goodwill, December 31, 2022	$-	$-	$-

As of December 31, 2022:
Gross goodwill	$25,595	$20,323	$45,918
Accumulated impairment losses	(25,595)	(20,323)	(45,918)
Net goodwill	$-	$-	$-

Intangible Assets

In conjunction with the Company’s realignment of its reportable segments during the second quarter of 2022, the Company began an effort to centralize certain branding and go-to-market strategies under the BAMKO brand and determined that it would no longer use certain trade names associated with branded products. The Company’s rebranding efforts resulted in a $5.6 million impairment of indefinite-lived trade names related to its Branded Products segment during the year ended December 31, 2022. The carrying amounts of indefinite-lived trade names are summarized as follows (dollars in thousands):

Indefinite-lived Intangible Assets	Segment	Carrying Amount, December 31, 2021	Impairment Charges	Carrying Amount, December 31, 2022	Carrying Amount, December 31, 2023
Trade names:
HPI	Branded Products	$4,700	$-	$4,700	$4,700
BAMKO	Branded Products	8,900	-	8,900	8,900
Public Identity	Branded Products	470	(470)	-	-
Tangerine	Branded Products	3,200	(3,200)	-	-
Gifts By Design	Branded Products	1,170	(1,170)	-	-
Sutter’s Mill	Branded Products	741	(741)	-	-
CID Resources(1)	Healthcare Apparel	14,160	-	14,160	14,160
Total		$33,341	$(5,581)	$27,760	$27,760

(1)	Includes trade names and trademarks associated with CID Resources, Wink™ and Zoey and Chloe.

Intangible assets as of December 31, 2023 and December 31, 2022 are summarized as follows (dollars in thousands):

		December 31, 2023		December 31, 2022
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	11.7	$50,198	$(27,417)	$50,198	$(23,330)
Non-compete agreements (3-7 year life)	5.4	1,712	(1,507)	1,712	(1,367)
Trademarks	10.0	414	(118)	379	(72)
Trade names	2.0	710	(592)	710	(237)
Total		$53,034	$(29,634)	$52,999	$(25,006)

Indefinite-lived intangible assets:
Trade names		$27,760		$27,760

Total intangible assets		$80,794	$(29,634)	$80,759	$(25,006)

Amortization expense for intangible assets for the years ended December 31, 2023 and 2022 was $4.6 million and $5.1 million, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2024	$3,719
2025	3,069
2026	3,061
2027	3,020
2028	2,671
Thereafter	7,860
Total	$23,400

NOTE 7 – Other Current Liabilities:

Other current liabilities consisted of the following (in thousands)

	December 31,
	2023	2022
Salaries, wages, commissions and other compensation	$14,599	$14,316
Contract liabilities	5,346	2,213
Accrued rebates	1,409	2,090
Current operating lease liabilities	4,231	3,135
Written put options	1,754	2,032
Other accrued expenses	16,639	14,860
Other current liabilities	$43,978	$38,646

NOTE 8 – Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2023	2022
Credit Facilities:
Revolving credit facility due August 2027	$25,000	$83,000
Term loan due August 2027	69,375	73,125
	$94,375	$156,125
Less:
Payments due within one year included in current liabilities	4,688	3,750
Debt issuance costs	898	808
Long-term debt less current maturities	$88,789	$151,567

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.7% at December 31, 2023. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2023, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: 2024 - $4.6 million; 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of December 31, 2023, the Company was in compliance with these ratios.

Debt Maturity Schedule

Contractual maturities of debt (excluding interest to be accrued thereon) at December 31, 2023 are as follows (in thousands):

2024	$4,688
2025	5,625
2026	6,562
2027	77,500
2028	-
Thereafter	-
Total debt	$94,375

NOTE 9 – Income Tax Expense (Benefit):

The components of income (loss) before income tax expense are as follows (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$(6,585)	$(59,407)
Foreign	16,354	21,372
Income (loss) before income tax expense	$9,769	$(38,035)

In 2022, the Company generated a loss before income tax expense of $38.0 million primarily due to goodwill and indefinite-lived intangible assets impairment charges totaling $51.5 million, these impairment charges were nonrecurring in 2023.

Aggregate income tax provisions consists of the following (in thousands):

	Years Ended December 31,
	2023	2022
Current:
Federal	$455	$3,580
State and local	401	1,314
Foreign	1,776	1,399
	2,632	6,293
Deferred Taxes:
Deferred tax benefit	(1,635)	(12,358)

Income tax expense (benefit)	$997	$(6,065)

The significant components of the deferred income tax asset (liability) are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Pension accruals	$3,578	$3,513
Operating reserves and other accruals	6,613	7,962
Book carrying value in excess of tax basis of intangibles	1,831	2,321
Capitalized research expenses	2,547	1,704
Disallowed interest	2,167	-
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(3,950)	(4,183)
Deferred expenses	(430)	(599)
Net deferred income tax asset (liability)	$12,356	$10,718

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	2.5%	3.4%
Rate impacts due to foreign operations	(12.8%)	4.3%
Compensation related	2.1%	(0.8%)
Pension termination	-	(0.3%)
R&D tax credits	(2.7%)	0.7%
Impairment charge	-	(11.7%)
Other	0.1%	(0.7%)
Effective income tax rate	10.2%	15.9%

The effective tax rate is the result of a variety of factors, and is primarily dependent on our jurisdictional mix of earnings across the Company’s domestic and foreign operations as well as applicable statutory tax rates, the impact of goodwill and indefinite lived intangible impairments, and unrealized gains and losses associated with share-based compensation.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) included certain provisions that continue to affect our income taxes, which, among other things, include interest deduction limitations and global intangible low taxed income regulations (“GILTI”).

The 2023 increase in the interest rates on our outstanding borrowings, along with the Company’s level of income resulted in a current year limitation of interest expense deductibility. The deferred tax assets associated with the disallowed interest expense have an indefinite life and do not expire. Management believes these deferred tax assets are more likely than not to be realized and therefore no valuation allowance has been recorded.

The TCJA imposed a U.S. tax on GILTI that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2023.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2023 and 2022, we had $0.8 million of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.8 million as of December 31, 2023 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	December 31,
	2023	2022
Balance at the beginning of year	$807	$801
Additions for tax positions of prior years	105	129
Reductions due to lapse of statute of limitations	(116)	(123)
Balance at the end of year	$796	$807

We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet. During the years ended December 31, 2023 and 2022 there was no significant reduction to the liability for interest and penalties due to any lapses in statute of limitations. At December 31, 2023 and 2022, we had $0.3 million and $0.2 million, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.1 million within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions.

As a global organization, we file a U.S. federal income tax return as well as income tax returns in various states, and in non U.S. jurisdictions. As of December 31, 2023, the statute of limitations for the U.S. federal tax years 2020 through 2022 remain open to examination. For U.S. state and local jurisdictions tax years 2017 through 2022 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2017 through 2022.

NOTE 10 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) which includes one active participant. As of December 31, 2023, the Company’s projected benefit obligation under the unfunded SERP was $13.6 million. Contributions to the plan are made in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s balance sheets at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Changes in benefit obligation:
Benefit obligation at beginning of year	$12,993	$15,523
Service cost	21	203
Interest cost	637	401
Actuarial (gain) loss	229	(3,031)
Benefits paid	(280)	(103)
Benefit obligation at end of year	13,600	12,993

Changes in plan assets:
Employer contributions	280	103
Benefits paid	(280)	(103)
Fair value of plan assets at end of year	-	-

Funded status at end of year	$(13,600)	$(12,993)

Amounts recognized in balance sheets:
Other current liabilities	$(316)	$(129)
Long-term pension liability	(13,284)	(12,864)
Net amount recognized	$(13,600)	$(12,993)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$1,964	$1,953

Information for benefit plans with projected benefit obligation in excess of plan assets depicted as follows (in thousands):

	December 31,
	2023	2022
Projected benefit obligation	$13,600	$12,993
Fair value of plan assets	-	-
Underfunded	$13,600	$12,993

Components of net periodic benefit cost related to the SERP were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Service cost on benefits earned during the period	$21	$203
Interest cost on projected benefit obligation	637	401
Recognized actuarial loss	218	1,715
Net periodic pension cost after settlements	$876	$2,319

The service cost component is included in selling and administrative expenses in our statements of comprehensive income (loss) and the other components of net periodic pension cost are included in other periodic pension costs in our statements of comprehensive income (loss). The estimated net actuarial loss for the SERP that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.1 million.

The following table presents the weighted-average assumptions used to determine benefit obligations as of  December 31, 2023 and 2022:

	Discount Rate	Long Term Rate of Return	Salary Scale
2022	4.93%	N/A	3.00%
2023	4.73%	N/A	3.00%

The following table presents the weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2023 and 2022:

	Discount Rate	Long Term Rate of Return	Salary Scale
2022	2.59%	N/A	3.00%
2023	4.93%	N/A	3.00%

The following table includes projected benefit payments for the years indicated (in thousands):

Year	Projected Benefit Payments
2024	$324
2025	1,537
2026	977
2027	985
2028	975
2029-2033	4,733

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $4.5 million and $3.9 million at December 31, 2023 and 2022, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2023 and 2022 we recognized an investment gain of $0.6 million and an investment loss of $0.8 million, respectively, on the cash surrender value of these life insurance contracts.

In 2013, we initiated a Non-Qualified Deferred Compensation Plan, and we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $9.2 million and $7.7 million at December 31, 2023 and 2022, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $7.9 million and $7.7 million as of December 31, 2023 and 2022, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company expensed employer matching contributions of $0.5 million and $0.6 million during the years ended December 31, 2023 and 2022, respectively.

NOTE 11 – Leases:

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. The Company’s leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that the Company’s leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, the Company had $17.0 million of operating lease liabilities ($4.2 million in other current liabilities and $12.8 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $17.9 million of operating lease right-of-use assets, which includes prepaid rent of $1.6 million. As of December 31, 2022, the Company $7.0 million of operating lease liabilities ($3.1 million in other current liabilities and $3.9 million in long-term operating lease liabilities), which represents the present value of the remaining lease payments, and $9.1 million of operating lease right-of-use assets, which includes prepaid rent of $2.0 million. The depreciable-life of right-of-use assets is generally limited by the expected lease term. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease costs	$4,495	$4,027
Short-term lease costs	609	889
Total lease costs	$5,104	$4,916

Cash flow and noncash information related to our operating leases were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Operating cash flows – cash paid for operating lease liabilities	$3,368	$2,996
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$13,908	$4,089

Other supplemental information related to our operating leases was as follows:

	Years Ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)	4.6	2.5
Weighted average discount rate	6.57%	5.66%

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating Leases
2024	$4,315
2025	4,243
2026	3,994
2027	3,187
2028	2,811
Thereafter	1,680
Total lease payments	20,230
Less imputed interest	3,190
Present value of lease liabilities	$17,040

NOTE 12 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. In July 2023, management agreed to settle the remaining contingent consideration obligation associated with this acquisition for $0.5 million payable in the first quarter of 2024. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of December 31, 2023 was $1.4 million, of which $0.9 million is expected to be paid in the third quarter of 2024. During the year ended December 31, 2023 $0.8 million was paid for the 2022 measurement period. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.9 million and $2.2 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income (loss). The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. In the opinion of management, the ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 13 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive and Awards Plan (the “2022 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2022 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2023, the Company had 1,262,209 shares of common stock available for grant of share-based compensation under the 2022 Plan. The 2022 Plan replaced the 2013 Plan. No new awards will be granted under the 2013 Plan, but outstanding awards granted under the 2013 Plan will continue unaffected.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income (loss). The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Stock options and SARs	$1,279	$1,472
Restricted stock	2,560	2,598
Performance shares	(52)	219
Total share-based compensation expense	$3,787	$4,289

Related income tax benefit	$767	$804

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

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2023	2022
Stock Options:
Risk free interest rate	3.5% - 4.9%	1.6% - 3.8%
Expected award life (years)	3-10	3-10
Expected volatility	46.9% - 67.8%	46.8% - 65.0%
Expected dividend yield	4.7% - 7.1%	2.4% - 5.6%
Weighted average fair value per share at grant date	$4.14	$5.39

SARs:
Risk free interest rate	4.0%	1.6% - 3.8%
Expected award life (years)	3	3-4
Expected volatility	67.8%	61.6% - 64.8%
Expected dividend yield	4.7%	2.4% - 5.6%
Weighted average fair value per share at grant date	$4.58	$6.34

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

A summary of stock option transactions during the year ended December 31, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	962,775	$15.89	3.26	$301
Granted	200,091	11.37
Exercised	(28,728)	9.55
Lapsed or cancelled	(180,962)	17.99
Outstanding, December 31, 2023	953,176	14.73	2.80	1,718
Exercisable, December 31, 2023	501,610	16.18	1.63	813

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2023 and 2022 had intrinsic values of $0.1 million and $0.5 million, respectively. During the years ended December 31, 2023 and 2022 the Company received $0.2 million and $0.7 million, respectively, in cash from stock option exercises. No current tax benefits on stock option exercises were recognized during the years ended December 31, 2023 and 2022. Additionally, during the years ended December 31, 2023 and 2022 the Company received 7,627 and 9,738 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 9,115 and 11,784 shares, respectively, of its common stock. As of December 31, 2023, the Company had $0.9 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.2 years.

A summary of stock-settled SARs transactions during the year ended December 31, 2023 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2023	320,385	$15.23	2.23	$69
Granted	51,209	12.04
Exercised	(41,226)	9.83
Lapsed or cancelled	(37,860)	23.62
Outstanding, December 31, 2023	292,508	14.35	2.07	506
Exercisable, December 31, 2023	184,245	14.29	1.10	361

SARs exercised during the years ended December 31, 2023 and 2022 had intrinsic values of $0.2 million and $0.1 million, respectively. No current tax benefits on SAR exercises were recognized during the years ended December 31, 2023 and 2022. As of December 31, 2023, the Company had $0.2 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of one year.

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

A summary of restricted stock transactions during the year ended December 31, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	372,470	$20.45
Granted	155,213	11.53
Vested	(99,317)	16.46
Forfeited	-	-
Outstanding, December 31, 2023	428,366	18.14

As of December 31, 2023, the Company had $3.8 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.8 years.

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

A summary of performance share transactions during the year ended December 31, 2023 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2023	199,451	$20.57
Granted	94,028	12.56
Vested	(4,558)	20.54
Forfeited	(5,400)	9.48
Outstanding, December 31, 2023	283,521	18.13

As of December 31, 2023, the Company had $1.1 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 2.3 years.

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

The following table presents a reconciliation of basic and diluted net income (loss) per share for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net income (loss) used in the computation of basic and diluted net income per share (in thousands)	$8,772	$(31,970)

Weighted average shares outstanding - basic	15,968,199	15,764,859
Dilutive common stock equivalents	191,109	-
Weighted average shares outstanding - diluted	16,159,308	15,764,859
Net income (loss) per share:
Basic	$0.55	$(2.03)
Diluted	$0.54	$(2.03)

Diluted weighted average shares outstanding excludes shares of common stock of 400,381 for the year ended December 31, 2022 as their inclusion would have been antidilutive given the Company’s net loss.

Awards to purchase 1,113,935 and 687,117 shares of common stock with weighted average exercise prices of $15.95 and $21.06, were outstanding during the years ended December 31, 2023 and 2022, respectively, but were not included in the computation of diluted net income (loss) per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Years Ended December 31,
	2023	2022
Branded Products Segment:
Branded products	$342,456	$381,363
Personal protective equipment	224	6,568
Total Branded Products Segment	$342,680	$387,931

Healthcare Apparel Segment:
Healthcare apparel	$110,871	$110,505
Personal protective equipment	3,007	2,816
Total Healthcare Apparel Segment	$113,878	$113,321

Contact Centers Segment:
Contact centers services	$91,500	$84,218
Net intersegment eliminations	(4,756)	(6,639)
Total Contact Centers Segment	$86,744	$77,579

Consolidated Net Sales	$543,302	$578,831

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2023	2022
Accounts receivable	$103,494	$104,813
Current contract assets	48,715	52,980
Current contract liabilities	5,346	2,213

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2022 were transferred to accounts receivable during the year ended December 31, 2023. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the year ended December 31, 2023, $2.2 million of revenue was recognized from the contract liabilities balance as of December 31, 2022.

NOTE 16 – Stock Repurchase Plan:

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. The Company did not reacquire and retire shares of its common stock under this program during the years ended December 31, 2023 and 2022. At December 31, 2023, the Company had 657,451 shares remaining under its common stock repurchase program. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

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

Healthcare Apparel segment: Primarily through our signature marketing brands Fashion Seal Healthcare®, Wink™ and CID Resources, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

No customer accounted for more than 10% of the Company’s total net sales in 2023 or 2022.

During the fourth quarter of 2023, our chief operating decision maker began to evaluate the performance of our segments using Segment Adjusted EBITDA instead of income before income taxes. The Company has modified its presentation of segment performance to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts included in income (loss) before income tax expense and excluded from Segment Adjusted EBITDA include: interest expense, depreciation and amortization expense, impairment charges and the other items not tied to the operational performance of the segment.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Year Ended December 31, 2023:
Net sales	$342,680	$113,878	$91,500	$(4,756)	$-	$543,302
Segment Adjusted EBITDA	33,146	7,997	12,408	-	(20,069)	$33,482
Supplemental information:
Depreciation and amortization	$6,744	$3,925	$2,942	$-	$384	$13,995
Capital expenditures	$2,550	$960	$1,392	$-	$61	$4,963
Total assets	$218,018	$131,168	$40,941	$-	$32,323	$422,450

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Year Ended December 31, 2022:
Net sales	$387,931	$113,321	$84,218	$(6,639)	$-	$578,831
Segment Adjusted EBITDA	31,144	(2,747)	18,521	-	(18,991)	27,927
Supplemental information:
Depreciation and amortization	$6,465	$3,946	$2,373	$-	$220	$13,004
Capital expenditures	$4,643	$1,169	$4,876	$-	$330	$11,018
Total assets	$224,116	$150,335	$43,368	$-	$39,122	$456,941

The following table reconciles total Segment Adjusted EBITDA to income (loss) before income tax expense:

	Years Ended December 31,
	2023	2022
Income (loss) before income tax expense	$9,769	$(38,035)
Interest expense	9,718	4,894
Depreciation and amortization	13,995	13,004
Goodwill impairment charge	-	45,918
Intangible assets impairment charge	-	5,581
Gain on sale of property, plant and equipment	-	(3,435)
Segment Adjusted EBITDA	$33,482	$27,927

NOTE 18 – Acquisition of Businesses:

Guardian Products, Inc.

On May 1, 2022, the Company, through BAMKO, acquired substantially all of the assets of Guardian Products, Inc. (“Guardian”) based in Norcross, Georgia. Guardian is a branded merchandise company that is one of the leading providers of promotional products to automotive dealers nationwide. The purchase price for the acquisition consisted of the following: (a) $11.1 million in cash, (b) the issuance of 116,550 restricted shares of Superior’s common stock (the “Guardian Stock”) that vest ratably over a three-year period, and (c) estimated potential future payments of approximately $2.3 million in additional contingent consideration based on the results of the acquired business through April 2025. The Guardian Stock is subject to transfer restrictions over the three-year period following the closing of the acquisition.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Koempel, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described below and as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements. This material weakness existed as of December 31, 2023.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at December 31, 2023 and for the periods presented in accordance with U.S. GAAP.

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

Based on this evaluation, and as described further above, management has identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. While these control deficiencies did not result in a misstatement to the consolidated financial statement, the material weakness could have resulted in a misstatement impacting account balances or disclosures that would have resulted in a material misstatement to the consolidated financial statements that would not have been prevented or detected on a timely basis. Given the material weakness, we have concluded that internal control over financial reporting was ineffective as of December 31, 2023.

Ongoing Remediation Efforts with Respect to the Material Weakness

The Company’s management, under the oversight of the Audit Committee, has taken the following actions to remediate the material weakness relating to certain proprietary information technology systems of the Contact Centers segment identified as of December 31, 2022: (i) deployed enhanced change management software and reassessed approval authority levels in order to better manage access and program changes within our proprietary system; (ii) implemented processes and controls to better identify and manage segregation of duties; and (iii) designed and implemented additional enhanced review and monitoring controls.

While the Company was able to test the design effectiveness of the enhanced controls, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. Therefore, the material weakness existed as of December 31, 2023. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which is included “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as discussed above under “Ongoing Remediation Efforts with Respect to the Material Weakness,” there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated a contract, instruction or written plan disclosable under Item 408(a) of Regulation S-K.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2024 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2024 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2023:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	1,245,684	$14.64	1,262,209
Equity compensation Plans not approved by Security holders	-	-	-
Total	1,245,684		1,262,209

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2024 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2024 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2024 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
	(a)(1)	Financial Statements. The following financial statements of Superior Group of Companies, Inc. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
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

10.17†,#	Employment Agreement, effective July 1, 2021, between Superior Group of Companies, Inc. and Philip Koosed, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.18†,#	Employment Agreement, effective July 1, 2021, between The Office Gurus, LLC and Dominic Leide, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.19†,#	Change in Control Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.20†,#	Retention Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.21†,#	Amended and Restated Performance Share Award, dated July 1, 2021, granted to Dominic Leide, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.22†, #	Performance Share Award, dated July 1, 2021, granted to Philip Koosed, filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.23†	Restricted Stock Award, dated July 1, 2021, granted to Philip Koosed, filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.24†	Restricted Stock Award, dated July 8, 2021, granted to Jordan Alpert, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.25†,#	Performance Share Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.26†	Restricted Stock Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.27†,#	Employment Agreement, effective July 1, 2021, between BAMKO, LLC and Jake Himelstein, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.28	Superior Group of Companies, Inc. 2022 Equity Incentive and Awards Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 31, 2022.
10.29†	Form of Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.30†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.31†	Form of Restricted Stock Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.32†	Form of Performance Share Agreement, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.33†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.34	Credit Agreement, dated as of August 23, 2022, among Superior Group of Companies, Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent for the Lenders filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2022, and incorporated herein by reference.
14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 and incorporated herein by reference.

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1†*	Superior Group of Companies, Inc. Clawback Policy
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Michael Benstock
Chief Executive Officer (Principal Executive Officer)

DATE: March 13, 2024

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints each of Michael Benstock, Michael Koempel and Jordan M. Alpert his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Benstock
Michael Benstock, March 13, 2024
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael Koempel	/s/ Loreen Spencer
Michael Koempel, March 13, 2024	Loreen Spencer, March 13, 2024
Chief Financial Officer	(Director)
(Principal Financial and Accounting Officer)

/s/ Andrew D. Demott, Jr	/s/ Susan Lattmann
Andrew D. Demott, Jr., March 13, 2024	Susan Lattman, March 13, 2024
(Director)	(Director)

/s/ Paul Mellini	/s/ Venita Fields
Paul Mellini, March 13, 2024	Venita Fields, March 13, 2024
(Director)	(Director)

/s/ Todd Siegel	/s/ Robin Hensley
Todd Siegel, March 13, 2024	Robin Hensley, March 13, 2024
(Director)	(Director)