Form 10-Q
period 2024-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2024-05-07
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

The number of shares of common stock of the registrant outstanding as of April 24, 2024 was 16,745,192 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$138,842	$130,773

Costs and expenses:
Cost of goods sold	83,525	83,665
Selling and administrative expenses	48,749	43,379
Other periodic pension costs	189	214
Interest expense	1,787	2,570
	134,250	129,828
Income before income tax expense	4,592	945
Income tax expense	680	57
Net income	$3,912	$888

Net income per share:
Basic	$0.24	$0.06
Diluted	$0.24	$0.06

Weighted average shares outstanding during the period:
Basic	16,028,032	15,882,994
Diluted	16,453,452	16,118,329

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$23	$41
Foreign currency translation adjustment	(481)	307
Other comprehensive income (loss)	(458)	348
Comprehensive income	$3,454	$1,236

Cash dividends per common share	$0.14	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,040	$19,896
Accounts receivable, less allowance for doubtful accounts of $4,213 and $4,237, respectively	93,737	103,494
Accounts receivable - other	119	307
Inventories	92,573	98,067
Contract assets	52,511	48,715
Prepaid expenses and other current assets	6,549	8,881
Total current assets	267,529	279,360
Property, plant and equipment, net	45,319	46,890
Operating lease right-of-use assets	17,484	17,909
Deferred tax asset	12,349	12,356
Intangible assets, net	50,150	51,160
Other assets	15,650	14,775
Total assets	$408,481	$422,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,653	$50,520
Other current liabilities	40,414	43,978
Current portion of long-term debt	5,156	4,688
Current portion of acquisition-related contingent liabilities	942	1,403
Total current liabilities	88,165	100,589
Long-term debt	84,445	88,789
Long-term pension liability	13,361	13,284
Long-term acquisition-related contingent liabilities	612	557
Long-term operating lease liabilities	12,513	12,809
Other long-term liabilities	8,564	8,784
Total liabilities	207,660	224,812
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,743,723 and 16,564,712 shares, respectively	16	16
Additional paid-in capital	79,602	77,443
Retained earnings	123,946	122,464
Accumulated other comprehensive loss, net of tax:
Pensions	(1,099)	(1,122)
Foreign currency translation adjustment	(1,644)	(1,163)
Total shareholders’ equity	200,821	197,638
Total liabilities and shareholders’ equity	$408,481	$422,450

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2024 AND 2023
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	4,604	-	35	-	-	35
Restricted shares issued, net of forfeitures	117,025	-	-	-	-	-
Share-based compensation expense	-	-	1,080	-	-	1,080
Cash dividends declared ($0.14 per share)	-	-	-	(2,295)	-	(2,295)
Comprehensive income:
Net income	-	-	-	888	-	888
Pensions, net of taxes of $14	-	-	-	-	41	41
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	307	307
Balance, March 31, 2023	16,498,312	$16	$73,730	$121,572	$(2,663)	$192,655

Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Common shares issued upon exercise of options and SARs, net	53,311	-	549	(100)	-	449
Performance based shares issued	9,896	-	-	-	-	-
Restricted shares issued, net of forfeitures	115,804	-	-	-	-	-
Share-based compensation expense	-	-	1,015	-	-	1,015
Written put options	-	-	595	-	-	595
Cash dividends declared ($0.14 per share)	-	-	-	(2,330)	-	(2,330)
Comprehensive income (loss):
Net income	-	-	-	3,912	-	3,912
Pensions, net of taxes of $7	-	-	-	-	23	23
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(481)	(481)
Balance, March 31, 2024	16,743,723	$16	$79,602	$123,946	$(2,743)	$200,821

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,912	$888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,252	3,388
Inventory write-downs	420	-
Provision for bad debts - accounts receivable	83	(97)
Share-based compensation expense	1,015	1,080
Change in fair value of acquisition-related contingent liabilities	152	(563)
Change in fair value of written put options	392	(442)
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	9,419	10,150
Accounts receivable - other	188	2,928
Contract assets	(3,835)	1,590
Inventories	5,010	2,807
Prepaid expenses and other current assets	2,252	2,403
Other assets	(803)	(657)
Accounts payable and other current liabilities	(12,122)	1,596
Long-term pension liability	108	209
Other long-term liabilities	4	(230)
Net cash provided by operating activities	9,447	25,050

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(675)	(2,114)
Net cash used in investing activities	(675)	(2,114)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	7,000	1,000
Repayment of debt	(10,937)	(12,938)
Payment of cash dividends	(2,330)	(2,295)
Payment of acquisition-related contingent liabilities	(557)	-
Proceeds received on exercise of stock options	449	35
Net cash used in financing activities	(6,375)	(14,198)

Effect of currency exchange rates on cash	(253)	140
Net increase in cash and cash equivalents	2,144	8,878
Cash and cash equivalents balance, beginning of period	19,896	17,722
Cash and cash equivalents balance, end of period	$22,040	$26,600

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

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, Brazil, with support services in China and India.

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare®, Wink® and CID Resources, manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States.

Superior’s Contact Centers segment, through multiple The Office Gurus® entities, including subsidiaries in El Salvador, Belize, Jamaica, Dominican Republic and the United States (collectively, “TOG”), provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Superior included herein have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") ("U.S." or "United States") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and filed with the SEC. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The Company refers to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications. Reclassifications only impact items within Note 9 and have no effect on previously reported results of operations.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, requires the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The original fair value of the written put options upon entering into the agreement was $3.6 million. The written put options expire after twenty-four months and contain certain quarterly maximums. During the three months ended March 31, 2024, a total of 37,524 written put options expired unexercised resulting in a $0.6 million reduction in other current liabilities with an offset to additional paid-in capital. The written put options are liabilities under ASC 480, “Distinguishing Liabilities from Equity” because the options embody obligations to repurchase the Company’s shares by paying cash. As of March 31, 2024 and December 31, 2023, the fair value of the written put options was $1.6 million and $1.8 million, respectively. The fair value of the written put options is based directly on the Company’s stock price and included in other current liabilities in our balance sheets. We recognized an unrealized loss of $0.4 million and an unrealized gain of $0.4 million on written put options during the three months ended March 31, 2024 and 2023, respectively. Unrealized gains and losses from changes in the fair value of the written put options are included within selling and administrative expenses in our statements of comprehensive income. At March 31, 2024, the Company’s remaining repurchase obligation under the written put options comprised 95,400 shares of its common stock.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to not be applicable.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures". The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024, which for the Company is the calendar year beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows and the Company is currently evaluating the effect the guidance will have on its disclosures.

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$67,110	$72,370
Work in process	834	671
Raw materials	24,629	25,026
Inventories	$92,573	$98,067

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Credit Facilities:
Revolving credit facility due August 2027	$22,000	$25,000
Term loan due August 2027	68,438	69,375
	90,438	94,375
Less:
Payments due within one year included in current liabilities	5,156	4,688
Debt issuance costs	837	898
Long-term debt less current maturities	$84,445	$88,789

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.6% as of  March 31, 2024. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2024, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2024 - $3.8 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.4 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of March 31, 2024, the Company was in compliance with these ratios.

NOTE 4 – Net Sales:

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

For further information regarding our net sales disaggregated by reportable segment see Note 9.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable	$93,737	$103,494
Current contract assets	52,511	48,715
Current contract liabilities	5,780	5,346

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. A portion of the amounts included in contract assets on December 31, 2023 were transferred to accounts receivable during the three months ended March 31, 2024. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the three months ended March 31, 2024, $2.0 million of revenue was recognized from the contract liabilities balance as of December 31, 2023.

NOTE 5 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. In July 2023, management agreed to settle the remaining contingent consideration obligation associated with this acquisition for $0.5 million, which was paid in the first quarter of 2024. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of March 31, 2024 was $1.6 million, of which $0.9 million is expected to be paid in the third quarter of 2024. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.9 million and $2.2 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

NOTE 6 – Share-Based Compensation:

Share-based compensation expense is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options and SARs	$268	$309
Restricted stock	654	590
Performance shares	93	181
Total share-based compensation expense	$1,015	$1,080

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

All stock options and SARs vest between one and three years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs. Stock options, as well as SARs granted in tandem with stock options, are subject to accelerated vesting under certain circumstances as outlined in the 2013 Incentive Stock and Awards Plan (the “2013 Plan”) or 2022 Equity Incentive and Awards Plan (the “2022 Plan”), as applicable.

A summary of stock option transactions during the three months ended March 31, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	953,176	$14.73	2.80	$1,718
Granted(1)	167,300	13.84
Exercised	(53,042)	10.23
Lapsed or cancelled	(136,527)	17.18
Outstanding, March 31, 2024	930,907	14.47	3.41	3,311
Exercisable, March 31, 2024	407,366	17.36	2.20	1,009

(1)	The weighted average grant date fair value of stock options granted was $13.84 per share.

As of March 31, 2024, the Company had $1.2 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.4 years.

A summary of stock-settled SARs transactions during the three months ended March 31, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	292,508	$14.35	2.07	$506
Granted(1)	79,128	13.84
Exercised	(17,920)	8.48
Lapsed or cancelled	(54,064)	21.14
Outstanding, March 31, 2024	299,652	13.34	2.89	1,159
Exercisable, March 31, 2024	149,492	13.96	1.41	587

(1)	The weighted average grant date fair value of SARs granted was $13.84 per share.

As of March 31, 2024, the Company had $0.4 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.5 years.

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

A summary of restricted stock transactions during the three months ended March 31, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	428,366	$18.14
Granted	115,804	13.84
Vested	(13,039)	25.78
Forfeited	-	-
Outstanding, March 31, 2024	531,131	17.01

As of March 31, 2024, the Company had $4.8 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.8 years.

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

A summary of performance share transactions during the three months ended March 31, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	283,521	$18.13
Granted	-	-
Vested	(14,068)	17.77
Forfeited	-	-
Outstanding, March 31, 2024	269,453	18.15

As of March 31, 2024, the Company had $1.0 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 2.4 years.

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

For the three months ended March 31, 2024, the Company recorded a provision for income taxes of $0.7 million, which represents an effective tax rate of 14.8%. The income tax provision and the effective tax rate for the three months ended March 31, 2024 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions as well as the windfall benefits associated with the stock option exercises in the quarter.

For the three months ended  March 31, 2023, the Company recorded a provision for income taxes of $0.1 million, which represents an effective tax rate of 6.0%. The income tax provision and the effective tax rate for the three months ended March 31, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions as well as the favorable impact of discrete non-taxable gains on the Company’s written put option and income generated on the Company’s SERP life insurance contracts totaling $0.4 million and $0.2 million respectively.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income used in the computation of basic and diluted net income per share (in thousands)	$3,912	$888

Weighted average shares outstanding - basic	16,028,032	15,882,994
Dilutive common stock equivalents	425,420	235,335
Weighted average shares outstanding - diluted	16,453,452	16,118,329
Net income per share:
Basic	$0.24	$0.06
Diluted	$0.24	$0.06

Awards to purchase 400,075 and 1,008,972 shares of common stock with weighted average exercise prices of $20.86 and $17.03 per share were outstanding during the three months ended March 31, 2024 and 2023, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 9 – Operating Segment Information:

The Company manages and reports the following segments:

Branded Products segment: Primarily through our signature marketing brands BAMKO® and HPI®, we produce and sell customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, Brazil, with support services in China and India.

Healthcare Apparel segment: Primarily through our signature marketing brands Fashion Seal Healthcare®, Wink® and CID Resources, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States.

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

During the fourth quarter of 2023, our chief operating decision maker began to evaluate the performance of our segments using Segment EBITDA instead of income before income taxes. The Company has modified its presentation of segment performance to be consistent with this change, including prior periods presented for consistent and comparable presentation. Amounts that are included in income before income tax expense and excluded from Segment EBITDA include the following: interest expense and depreciation and amortization expense.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended March 31, 2024:
Net sales	$87,068	$29,237	$23,552	$(1,015)	$-	$138,842
Segment EBITDA	9,947	2,635	2,946	-	(5,897)	$9,631
Supplemental information:
Depreciation and amortization	$1,500	$937	$723	$-	$92	$3,252
Capital expenditures	$265	$173	$160	$-	$77	$675

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
As of and For the Three Months Ended March 31, 2023:
Net sales	$81,851	$28,154	$22,056	$(1,288)	$-	$130,773
Segment EBITDA	7,510	1,572	2,793	-	(4,972)	6,903
Supplemental information:
Depreciation and amortization	$1,664	$974	$668	$-	$82	$3,388
Capital expenditures	$1,271	$462	$381	$-	$-	$2,114

The following table reconciles income before income tax expense to Segment EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Income before income tax expense	$4,592	$945
Interest expense	1,787	2,570
Depreciation and amortization	3,252	3,388
Segment EBITDA	$9,631	$6,903

NOTE 10 – Subsequent Events:

On May 1, 2024, the Compensation Committee approved the Company entering into a grant of 125,000 and 75,000 performance shares to Michael Benstock and Michael Koempel, respectively, under the 2022 Equity Incentive and Awards Plan. The performance shares agreements were executed on May 6, 2024. Each performance share represents a contingent right to receive one share of common stock. The performance shares will vest if, in each case and during a four-year performance period beginning on January 1, 2024, subject to additional requirements, the average closing price of the Company’s common stock over a rolling thirty (30) day period equals or exceeds the closing share price on May 10, 2024 by 115%, 130%, and 150% and the executive is still employed by the Company twelve (12) months after the applicable stock price condition has been satisfied. Mr. Koempel’s agreement provides protection for termination without Cause and for resignation for Good Reason during the period after the per share price has been satisfied. The fair value of the shares, yet to be determined, will be amortized across the performance period based on a Monte Carlo valuation model.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Condensed Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment (including with respect to the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages) and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the effect of the Company’s previously disclosed material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 . Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Business Outlook

Superior Group of Companies, Inc. (together with its subsidiaries, the “Company,” “Superior,” “we,” “our,” or “us”) is comprised of three reportable business segments: (1) Branded Products, (2) Healthcare Apparel and (3) Contact Centers.

Branded Products

In our Branded Products segment, we produce and sell customized merchandising solutions, promotional products and branded uniform programs to our customers. As a strategic branding partner, we offer our customers customized branding solutions and strategies that generate favorable brand impressions, bolster customer retention and enhance employee engagement. Our products are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. Sales volumes in this segment are impacted by a number of factors, including marketing programs of our customers and turnover of our customers’ employees, often times driven by the opening and closing of locations. From a long-term perspective, we believe that synergies within this segment will create opportunities to cross-sell products to new and existing customers.

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and Wink®, will continue to provide opportunities for growth and increased market share.

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

Global Economic and Political Conditions

Economic and political events over the past several years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has repeatedly raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, including the Russian invasion of Ukraine and the resulting economic sanctions have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the threat of a wider conflict in the Middle East following the Hamas terrorist attacks on Israel on October 7, 2023 could continue to affect oil prices and have other negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction that interrupts our manufacturing processes and adversely affects our reputation and our relationships with our customers. The effects of the Israel-Hamas war or a wider conflict in the Middle East, prolonged inflationary conditions, high and/or increased interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, the Middle East crisis, the civil unrest in Haiti, or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices.

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

Summary of Results

Net Income

The Company generated net income of $3.9 million and $0.9 million during the three months ended March 31, 2024 and 2023, respectively. The increase in net income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to increases in sales and gross margins across all segments, particularly in our Branded Products and Healthcare Apparel segments, and a decrease in interest expense, partially offset by increases in selling and administrative expenses for our Branded Products segment and Corporate functions and an increase in income tax expense.

EBITDA

EBITDA (a non-GAAP financial measure) was $9.6 million and $6.9 million during the three months ended March 31, 2024 and 2023, respectively. EBITDA during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 increased primarily due to increases in sales and gross margins across all segments, particularly in our Branded Products and Healthcare Apparel segments, partially offset by increases in selling and administrative expenses for our Branded Products segment and Corporate functions. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Net sales:
Branded Products	$87,068	$81,851	$5,217	6.4%
Healthcare Apparel	29,237	28,154	1,083	3.8%
Contact Centers	23,552	22,056	1,496	6.8%
Net intersegment eliminations	(1,015)	(1,288)	273	(21.2%)
Consolidated net sales	138,842	130,773	8,069	6.2%

Gross margin:
Branded Products	31,741	25,899	5,842	22.6%
Healthcare Apparel	11,510	10,100	1,410	14.0%
Contact Centers	12,644	11,789	855	7.3%
Net intersegment eliminations	(578)	(680)	102	(15.0%)
Consolidated gross margin	55,317	47,108	8,209	17.4%

Selling and administrative expenses:
Branded Products	23,294	20,053	3,241	16.2%
Healthcare Apparel	9,812	9,502	310	3.3%
Contact Centers	10,421	9,664	757	7.8%
Intersegment Eliminations	(578)	(680)	102	(15.0%)
Other	5,800	4,840	960	19.8%
Consolidated selling and administrative expenses	48,749	43,379	5,370	12.4%

Other periodic pension cost	189	214	(25)	(11.7%)
Interest expense	1,787	2,570	(783)	(30.5%)
Income before income tax expense	4,592	945	3,647	385.9%
Income tax expense	680	57	623	1093.0%
Net income	$3,912	$888	$3,024	340.5%

Net Sales

Net sales for the Company increased 6.2%, or $8.1 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven by net sales increases in all three of our reportable segments.

Branded Products net sales increased 6.4%, or $5.2 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to higher order volume from larger customers, as well as, increased pricing.

Healthcare Apparel net sales increased 3.8%, or $1.1 million, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to incremental online sales volume growth including sales growth through our direct-to-consumer website which was launched in the second quarter of 2023.

Contact Centers net sales increased 6.8%, before intersegment eliminations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in net sales was primarily attributed to growth from existing customers.

Gross Margin

Gross margin rate for the Company was 39.8% for the three months ended March 31, 2024 and 36.0% for the three months ended March 31, 2023. The rate increase was due to an improvement in gross margin rates in all three of our reportable segments.

Gross margin rate for our Branded Products segment was 36.5% for the three months ended March 31, 2024 and 31.6% for the three months ended March 31, 2023. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers, as well as, lower costs.

Gross margin rate for our Healthcare Apparel segment was 39.4% for the three months ended March 31, 2024 and 35.9% for the three months ended March 31, 2023. The rate increase was primarily driven by lower costs including improved manufacturing efficiencies from increased volume in our Haiti facilities compared to the prior year period, as well as, improved market conditions.

Gross margin rate for our Contact Centers segment was 53.7% for the three months ended March 31, 2024 and 53.5% for the three months ended March 31, 2023. The rate remained relatively consistent between periods.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 35.1% for the three months ended March 31, 2024 and 33.2% for the three months ended March 31, 2023. The rate increase was primarily driven by increased employee related costs, unrealized losses of $0.4 million recognized in 2024 compared to unrealized gains of $0.4 million recognized in the prior year period on written put options and an increase in expense relating to acquisition contingent liabilities from a gain of $0.6 million in 2023 to a loss of $0.2 million in 2024.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.8% for the three months ended March 31, 2024 and 24.5% for the three months ended March 31, 2023. The rate increase was primarily attributed to increased employee related costs, including sales commissions, and an increase in expense relating to acquisition contingent liabilities driven by fair market value adjustments in 2024 as compared to 2023.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.6% for the three months ended March 31, 2024 and 33.8% for the three months ended March 31, 2023. Selling and administrative expenses as a percentage of net sales remained relatively constant.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 44.2% for the three months ended March 31, 2024 and 43.8% for the three months ended March 31, 2023.The slight increase in selling and administrative expenses was primarily attributed to increased employee related expenses, including pay rate increases.

Interest Expense

Interest expense decreased to $1.8 million for the three months ended March 31, 2024 from $2.6 million for three months ended March 31, 2023. This decrease was primarily due to a $53.7 million decrease in outstanding borrowings. The weighted average interest rate on our outstanding borrowings remained constant at 6.6% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Income Taxes

Income tax expense increased to $0.7 million for the three months ended March 31, 2024 from $0.1 million for the three months ended March 31, 2023. The effective tax rate was 14.8% and 6.0% for the three months ended March 31, 2024 and 2023, respectively. Income tax expense and the effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the windfall benefits associated with the stock option exercises during the three months ended March 31, 2024, as well as discrete non-taxable gains on the Company’s written put options and income generated on the Company’s SERP life insurance contracts, totaling $0.4 million and $0.2 million, respectively, during the three months ended March 31, 2023. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Cash and cash equivalents was $22.0 million as of March 31, 2024 and $19.9 million as of December 31, 2023. Working capital was $179.4 million at March 31, 2024 compared to $178.8 million at December 31, 2023. The increase in working capital was primarily due to decreases in accounts payable and other current liabilities and an increase in cash and cash equivalents, offset by decreases in accounts receivable and inventory. The decrease in accounts payable was primarily driven by the timing of payments for inventory purchases within our Branded Products segment. The decrease in other current liabilities was primarily related to employee-related accruals as of December 31, 2023 that were paid in 2024, including accrued bonus compensation. The decreases in accounts receivable was primarily related to lower sales in our Branded Products segment during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 and the collection of customer payments. The decrease in inventory was primarily driven by a decrease in purchasing activities during the period.

Material Short-Term Plans for Cash

For the next twelve months, our primary capital requirements are to maintain our operations, meet contractual obligations, fund capital expenditures, pay dividends and for other general corporate purposes. We currently anticipate that we will spend more in capital expenditures in 2024 than we spent in 2023. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements for the next twelve months.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$9,447	$25,050
Investing activities	(675)	(2,114)
Financing activities	(6,375)	(14,198)
Effect of exchange rates on cash	(253)	140
Net increase in cash and cash equivalents	$2,144	$8,878

Operating Activities. The decrease in net cash provided by operating activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to increases in cash outflows for accounts payable and other current liabilities and selling and administrative expenses, partially offset by an increase in gross margin of $8.2 million. Working capital cash changes during the three months ended March 31, 2024 primarily included a decrease of $12.1 million in accounts payable and other current liabilities, an increase of $3.8 million in contract assets and decreases of $9.4 million in accounts receivable and $4.5 million in inventory. Working capital cash changes during the three months ended March 31, 2023 primarily included an increase of $1.6 million in accounts payable and other current liabilities, a decrease of $1.6 million in contract assets and a decrease of $10.2 million in accounts receivable.

Investing Activities. The decrease in net cash used in investing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to a decrease of $1.4 million in capital expenditures.

Financing Activities. The decrease in net cash used in financing activities during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to a decrease of $8.0 million in net repayments of debt.

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

As of March 31, 2024, the Company had $90.4 million in outstanding borrowings under its Credit Facilities, consisting of $22.0 million outstanding under the revolving credit facility and $68.4 million outstanding under a term loan. As of March 31, 2024, the Company had undrawn capacity of $103.0 million under the revolving credit facility.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.6% at March 31, 2024. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2024, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2024 - $3.8 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.4 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of March 31, 2024, the Company was in compliance with these ratios.

Dividends and Share Repurchase Program

During the three months ended March 31, 2024 and 2023, the Company paid cash dividends of $2.3 million and $2.3 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At March 31, 2024, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$3,912	$888
Interest expense	1,787	2,570
Income tax expense	680	57
Depreciation and amortization	3,252	3,388
EBITDA	$9,631	$6,903

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2024 would have resulted in approximately $0.2 million in additional pre-tax interest expense for the three months ended March 31, 2024. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of March 31, 2024, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the three months ended March 31, 2024 and 2023, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the three months ended March 31, 2024 and 2023 included a foreign currency translation adjustment loss of $0.5 million and a foreign currency translation adjustment gain of $0.3 million, respectively.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Koempel, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described below and as previously disclosed in the Company's Annual Report on Form 10-K for the years ended December 31, 2022 and 2023.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, management identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements. This material weakness continues to exist as of March 31, 2024.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at March 31, 2024 and for the periods presented in accordance with U.S. GAAP.

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

While the Company was able to test the design effectiveness of the enhanced controls, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. Therefore, the material weakness continued to exist as of March 31, 2024. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Except as discussed above under “Ongoing Remediation Efforts with Respect to the Material Weakness,” there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Our manufacturing facilities and warehouses in Haiti are at risk of damage or disruptions from civil unrest and other occurrences.

Our Healthcare Apparel segment relies on our manufacturing facilities and warehouses in Haiti for the manufacturing and storage of finished goods. Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing processes, information systems, telecommunication services, and product delivery for sustained periods and may also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our customers, our leadership team’s ability to administer and supervise our business, and cause us to incur substantial additional expenditures to repair or replace damaged equipment or facilities or commence alternate production locations. While we currently have commercial liability insurance, our insurance coverage may not be sufficient or be renewed on favorable terms or at all. Prolonged disruption of our manufacturing processes in Haiti also may entitle some of our customers to amend or terminate their contracts with us. Worsening conditions in Haiti may also result in the displacement of native Haitians looking for refuge in neighboring Dominican Republic which may result in the closure of roads and port access which may limit or restrict our normal and recurring business in Haiti. Any of the above factors may adversely affect our business, results of operations and financial condition.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2024, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	-	$-	-
February 1, 2024 to February 29, 2024	-	-	-
March 31, 2024 to March 31, 2024	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

On May 1, 2024, the Compensation Committee approved the Company entering into a grant of 125,000 and 75,000 performance shares to Michael Benstock and Michael Koempel, respectively, under the 2022 Equity Incentive and Awards Plan. The performance shares agreements were executed on May 6, 2024. Each performance share represents a contingent right to receive one share of common stock. The performance shares will vest if, in each case and during a four-year performance period beginning on January 1, 2024, subject to additional requirements, the average closing price of the Company’s common stock over a rolling thirty (30) day period equals or exceeds the closing share price on May 10, 2024 by 115%, 130%, and 150% and the executive is still employed by the Company twelve (12) months after the applicable stock price condition has been satisfied. Mr. Koempel’s agreement provides protection for termination without Cause and for resignation for Good Reason during the period after the per share price has been satisfied. The fair value of the shares, yet to be determined, will be amortized across the performance period based on a Monte Carlo valuation model.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1†*	Performance Shares Agreement, dated May 6, 2024, granted to Michael Benstock
10.2†*	Performance Shares Agreement, dated May 6, 2024, granted to Michael Koempel
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                  †  Management contracts and compensatory plans and arrangements.

*  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2024	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)