Form 10-Q
period 2024-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2024-08-06
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

The number of shares of common stock of the registrant outstanding as of July 24, 2024 was 16,774,044 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,
	2024	2023
Net sales	$131,736	$129,162

Costs and expenses:
Cost of goods sold	80,981	81,566
Selling and administrative expenses	48,375	43,382
Other periodic pension costs	189	214
Interest expense	1,541	2,624
	131,086	127,786
Income before income tax expense	650	1,376
Income tax expense	50	163
Net income	$600	$1,213

Net income per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08

Weighted average shares outstanding during the period:
Basic	16,221,073	15,987,007
Diluted	16,769,297	16,124,816

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$23	$41
Foreign currency translation adjustment	(1,251)	277
Other comprehensive income (loss)	(1,228)	318
Comprehensive income (loss)	$(628)	$1,531

Cash dividends per common share	$0.14	$0.14

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Six Months Ended June 30,
	2024	2023
Net sales	$270,578	$259,935

Costs and expenses:
Cost of goods sold	164,506	165,231
Selling and administrative expenses	97,124	86,761
Other periodic pension costs	378	428
Interest expense	3,328	5,194
	265,336	257,614
Income before income tax expense	5,242	2,321
Income tax expense	730	220
Net income	$4,512	$2,101

Net income per share:
Basic	$0.28	$0.13
Diluted	$0.27	$0.13

Weighted average shares outstanding during the period:
Basic	16,124,553	15,935,001
Diluted	16,611,375	16,121,573

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$46	$82
Foreign currency translation adjustment	(1,732)	584
Other comprehensive income (loss)	(1,686)	666
Comprehensive income	$2,826	$2,767

Cash dividends per common share	$0.28	$0.28

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,374	$19,896
Accounts receivable, less allowance for doubtful accounts of $3,591 and $4,237, respectively	92,628	103,494
Inventories	93,031	98,067
Contract assets	53,027	48,715
Prepaid expenses and other current assets	10,197	9,188
Total current assets	262,257	279,360
Property, plant and equipment, net	44,267	46,890
Operating lease right-of-use assets	16,774	17,909
Deferred tax asset	12,341	12,356
Intangible assets, net	49,125	51,160
Other assets	15,558	14,775
Total assets	$400,322	$422,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,949	$50,520
Other current liabilities	39,336	43,978
Current portion of long-term debt	5,625	4,688
Current portion of acquisition-related contingent liabilities	1,026	1,403
Total current liabilities	92,936	100,589
Long-term debt	72,100	88,789
Long-term pension liability	13,439	13,284
Long-term acquisition-related contingent liabilities	673	557
Long-term operating lease liabilities	11,655	12,809
Other long-term liabilities	8,609	8,784
Total liabilities	199,412	224,812
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,792,577 and 16,564,712 shares, respectively	16	16
Additional paid-in capital	82,759	77,443
Retained earnings	122,106	122,464
Accumulated other comprehensive loss, net of tax:
Pensions	(1,077)	(1,122)
Foreign currency translation adjustment	(2,894)	(1,163)
Total shareholders’ equity	200,910	197,638
Total liabilities and shareholders’ equity	$400,322	$422,450

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2024 AND 2023
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2023	16,498,312	$16	$73,730	$121,572	$(2,663)	$192,655
Common shares issued upon exercise of options and SARs, net	1,000	-	8	-	-	8
Share-based compensation expense	-	-	1,340	-	-	1,340
Cash dividends declared ($0.14 per share)	-	-	-	(2,295)	-	(2,295)
Comprehensive income:
Net income	-	-	-	1,213	-	1,213
Pensions, net of taxes of $14	-	-	-	-	41	41
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	277	277
Balance, June 30, 2023	16,499,312	$16	$75,078	$120,490	$(2,345)	$193,239

Balance, April 1, 2024	16,743,723	$16	$79,602	$123,946	$(2,743)	$200,821
Common shares issued upon exercise of options and SARs, net	60,035	-	740	(113)	-	627
Restricted shares issued, net of forfeitures	(11,181)	-	-	-	-	-
Share-based compensation expense		-	605	-	-	605
Written put options	-	-	1,812	-	-	1,812
Cash dividends declared ($0.14 per share)	-	-	-	(2,327)	-	(2,327)
Comprehensive income (loss):
Net income	-	-	-	600	-	600
Pensions, net of taxes of $8	-	-	-	-	23	23
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(1,251)	(1,251)
Balance, June 30, 2024	16,792,577	$16	$82,759	$122,106	$(3,971)	$200,910

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED June 30, 2024 AND 2023

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	5,604	-	43	-	-	43
Restricted shares issued, net of forfeitures	117,025	-	-	-	-	-
Share-based compensation expense	-	-	2,420	-	-	2,420
Cash dividends declared ($0.28 per share)	-	-	-	(4,590)	-	(4,590)
Comprehensive income:
Net income	-	-	-	2,101	-	2,101
Pensions, net of taxes of $28	-	-	-	-	82	82
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	584	584
Balance, June 30, 2023	16,499,312	$16	$75,078	$120,490	$(2,345)	$193,239

Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Common shares issued upon exercise of options and SARs, net	113,346	-	1,289	(213)	-	1,076
Performance based shares issued	9,896	-	-	-	-	-
Restricted shares issued, net of forfeitures	104,623	-	-	-	-	-
Share-based compensation expense	-	-	1,620	-	-	1,620
Written put options	-	-	2,407	-	-	2,407
Cash dividends declared ($0.28 per share)	-	-	-	(4,657)	-	(4,657)
Comprehensive income (loss):
Net income	-	-	-	4,512	-	4,512
Pensions, net of taxes of $15	-	-	-	-	46	46
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(1,732)	(1,732)
Balance, June 30, 2024	16,792,577	$16	$82,759	$122,106	$(3,971)	$200,910

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,512	$2,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,620	6,816
Inventory write-downs	888	144
Provision for bad debts - accounts receivable	(383)	(628)
Share-based compensation expense	1,620	2,420
Change in fair value of acquisition-related contingent liabilities	296	(733)
Change in fair value of written put options	653	(145)
Changes in assets and liabilities:
Accounts receivable	10,578	8,854
Contract assets	(4,526)	5,447
Inventories	3,936	10,555
Prepaid expenses and other current assets	(1,309)	2,747
Other assets	(639)	(1,468)
Accounts payable and other current liabilities	(6,424)	1,280
Long-term pension liability	217	379
Other long-term liabilities	261	326
Net cash provided by operating activities	16,300	38,095

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,974)	(3,643)
Net cash used in investing activities	(1,974)	(3,643)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	10,000	1,000
Repayment of debt	(25,875)	(29,875)
Debt issuance costs	-	(300)
Payment of cash dividends	(4,657)	(4,590)
Payment of acquisition-related contingent liabilities	(557)	-
Proceeds received on exercise of stock options	1,076	43
Net cash used in financing activities	(20,013)	(33,722)

Effect of currency exchange rates on cash	(835)	297
Net increase (decrease) in cash and cash equivalents	(6,522)	1,027
Cash and cash equivalents balance, beginning of period	19,896	17,722
Cash and cash equivalents balance, end of period	$13,374	$18,749

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

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, and Brazil, with support services in China and India.

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

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications. Reclassifications impact the reporting of accounts receivable-other within the condensed consolidated balance sheets and statements of cash flows and items as described within Note 9. These reclassifications have no effect on previously reported results of operations.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, required the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The original fair value of the written put options upon entering into the agreement was $3.6 million. The written put options were liabilities under ASC 480, “Distinguishing Liabilities from Equity” because the options embody obligations to repurchase the Company’s shares by paying cash. As of December 31, 2023, the fair value of the written put options were $1.8 million. The fair value of the written put options was based directly on the Company’s stock price and included in other current liabilities in our balance sheets. The written put options expire after twenty-four months and contain certain quarterly maximums. During the six months ended June 30, 2024, the remaining unexpired options of 132,924 expired resulting in a $2.4 million reduction in other current liabilities with an offset to additional paid-in capital. We recognized unrealized losses of $0.3 million on written put options during each of the three months ended June 30, 2024 and 2023. We recognized an unrealized loss of $0.7 million and an unrealized gain of $0.1 million on written put options during the six months ended June 30, 2024 and 2023, respectively. Unrealized gains and losses from changes in the fair value of the written put options were included within selling and administrative expenses in our statements of comprehensive income.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to not be applicable.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures". The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker ("CODM"). The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We will adopt the disclosure requirements of ASU 2023-07 in our December 31, 2024 annual financial statements. The adoption of the ASU will only impact our disclosures, which will be made on a retrospective basis, with no impacts on our results of operations, cash flows or financial condition. The Company’s adoption of this standard is not expected to have a material impact on its financial statements.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$68,890	$72,370
Work in process	1,323	671
Raw materials	22,818	25,026
Inventories	$93,031	$98,067

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Credit Facilities:
Revolving credit facility due August 2027	$11,000	$25,000
Term loan due August 2027	67,500	69,375
	78,500	94,375
Less:
Payments due within one year included in current liabilities	5,625	4,688
Debt issuance costs	775	898
Long-term debt less current maturities	$72,100	$88,789

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.4% as of  June 30, 2024. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2024, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2024 - $2.8 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of June 30, 2024, the Company was in compliance with these ratios.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2024	2023
Accounts receivable	$92,628	$103,494
Current contract assets	53,027	48,715
Current contract liabilities	4,571	5,346

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2023 were transferred to accounts receivable during the six months ended June 30, 2024. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the six months ended June 30, 2024, $4.0 million of revenue was recognized from the contract liabilities balance as of December 31, 2023.

NOTE 5 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. In July 2023, management agreed to settle the remaining contingent consideration obligation associated with this acquisition for $0.5 million, which was paid in the first quarter of 2024. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of June 30, 2024 was $1.7 million, of which $1.0 million is expected to be paid in the third quarter of 2024. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $1.9 million and $2.0 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

NOTE 6 – Share-Based Compensation:

Share-based compensation expense is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options and SARs	$227	$390	$495	$699
Restricted stock	314	767	968	1,357
Performance shares	64	183	157	364
Total share-based compensation expense	$605	$1,340	$1,620	$2,420

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

A summary of stock option transactions during the six months ended June 30, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	953,176	$14.73	2.80	$1,718
Granted(1)	183,800	14.38
Exercised	(119,303)	10.66
Lapsed or cancelled	(174,478)	16.26
Outstanding, June 30, 2024	843,195	14.91	3.42	4,169
Exercisable, June 30, 2024	341,940	18.57	2.27	896

(1)	The weighted average grant date fair value of stock options granted was $4.27 per share.

As of June 30, 2024, the Company had $1.1 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.2 years.

A summary of stock-settled SARs transactions during the six months ended June 30, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	292,508	$14.35	2.07	$506
Granted(1)	79,128	13.84
Exercised	(17,920)	8.48
Lapsed or cancelled	(70,020)	18.95
Outstanding, June 30, 2024	283,696	13.44	2.49	1,649
Exercisable, June 30, 2024	149,492	13.96	0.97	837

(1)	The weighted average grant date fair value of SARs granted was $3.80 per share.

As of June 30, 2024, the Company had $0.3 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.3 years.

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

A summary of restricted stock transactions during the six months ended June 30, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	428,366	$18.14
Granted	138,652	14.84
Vested	(47,608)	23.75
Forfeited	(34,029)	19.75
Outstanding, June 30, 2024	485,381	16.53

As of June 30, 2024, the Company had $4.2 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.8 years.

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

On May 1, 2024, the Compensation Committee approved the Company entering into a grant of 125,000 and 75,000 performance shares to Michael Benstock, Chief Executive Officer and Michael Koempel, Chief Financial Officer, respectively, under the 2022 Equity Incentive and Awards Plan. The performance shares agreements were executed on May 6, 2024. Each performance share represents a contingent right to receive one share of common stock. The performance shares will vest if, in each case and during a four-year performance period beginning on January 1, 2024, subject to additional requirements, the average closing price of the Company’s common stock over a rolling thirty (30) day period equals or exceeds 115%, 130%, and 150% of the closing share price on May 10, 2024 and the executive is still employed by the Company twelve (12) months after the applicable stock price condition has been satisfied. The fair value and derived service periods of the shares were determined based on a Monte Carlo valuation model, which includes estimates of the Company’s stock price volatility. Expense for these grants is being recognized on a straight-line basis over each tranche’s derived service period.

A summary of performance share transactions during the six months ended June 30, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	283,521	$18.13
Granted	200,000	14.73
Vested	(14,068)	17.77
Forfeited	(92,439)	19.97
Outstanding, June 30, 2024	377,014	15.89

As of June 30, 2024, the Company had $3.1 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.8 years.

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

For the three months ended June 30, 2024, the Company recorded a provision for income taxes of $0.1 million, which represents an effective tax rate of 7.7%. For the six months ended June 30, 2024, the Company recorded a provision for income taxes of $0.7 million, which represents an effective tax rate of 13.9%. The income tax provision and the effective tax rate for the three and six months ended June 30, 2024 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the windfall benefits associated with stock option exercises during the six months ended June 30, 2024, totaling $0.5 million.

For the three months ended  June 30, 2023, the Company recorded a provision for income taxes of $0.2 million, which represents an effective tax rate of 11.8%. For the six months ended  June 30, 2023, the Company recorded a provision for income taxes of $0.2 million, which represents an effective tax rate of 9.5%. The income tax provision and the effective tax rate for the three and six months ended June 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income used in the computation of basic and diluted net income per share (in thousands)	$600	$1,213	$4,512	$2,101

Weighted average shares outstanding - basic	16,221,073	15,987,007	16,124,553	15,935,001
Dilutive common stock equivalents	548,224	137,809	486,822	186,572
Weighted average shares outstanding - diluted	16,769,297	16,124,816	16,611,375	16,121,573
Net income per share:
Basic	$0.04	$0.08	$0.28	$0.13
Diluted	$0.04	$0.08	$0.27	$0.13

Awards to purchase 295,361 and 1,268,882 shares of common stock with weighted average exercise prices of $21.90 and $15.19 per share were outstanding during the three months ended June 30, 2024 and 2023, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 347,718 and 1,138,927 shares of common stock with weighted average exercise prices of $21.38 and $16.11 per share were outstanding during the six months ended June 30, 2024 and 2023, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 9 – Operating Segment Information:

The Company manages and reports the following segments:

Branded Products segment: Primarily through our signature marketing brands BAMKO® and HPI®, we produce and sell customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada, and Brazil, with support services in China and India.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended June 30, 2024:
Net sales	$81,296	$26,592	$24,832	$(984)	$-	$131,736
Segment EBITDA	6,724	1,277	3,181	-	(5,623)	$5,559
Supplemental information:
Depreciation and amortization	$1,567	$956	$753	$-	$92	$3,368
Capital expenditures	$322	$554	$413	$-	$10	$1,299

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended June 30, 2023:
Net sales	$79,592	$28,072	$22,758	$(1,260)	$-	$129,162
Segment EBITDA	6,988	1,929	3,252	-	(4,741)	7,428
Supplemental information:
Depreciation and amortization	$1,710	$976	$662	$-	$80	$3,428
Capital expenditures	$736	$64	$683	$-	$46	$1,529

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Six Months Ended June 30, 2024:
Net sales	$168,364	$55,829	$48,384	$(1,999)	$-	$270,578
Segment EBITDA	16,671	3,912	6,127	-	(11,520)	$15,190
Supplemental information:
Depreciation and amortization	$3,067	$1,893	$1,476	$-	$184	$6,620
Capital expenditures	$587	$727	$573	$-	$87	$1,974

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Six Months Ended June 30, 2023:
Net sales	$161,443	$56,226	$44,814	$(2,548)	$-	$259,935
Segment EBITDA	14,498	3,501	6,045	-	(9,713)	14,331
Supplemental information:
Depreciation and amortization	$3,374	$1,950	$1,330	$-	$162	$6,816
Capital expenditures	$2,007	$526	$1,064	$-	$46	$3,643

The following table reconciles income before income tax expense to Segment EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income before income tax expense	$650	$1,376	$5,242	$2,321
Interest expense	1,541	2,624	3,328	5,194
Depreciation and amortization	3,368	3,428	6,620	6,816
Segment EBITDA	$5,559	$7,428	$15,190	$14,331

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment (including with respect to the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages) and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the effect of the Company’s previously disclosed material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States. From a long-term perspective, we expect that demand for our signature marketing brands, including Fashion Seal Healthcare® and Wink® (within CID Resources), will continue to provide opportunities for growth and increased market share.

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

Global Economic and Political Conditions

Economic and political events over the past several years have altered the landscape in which we and other U.S. companies operate in a variety of ways. In response to inflationary pressures, the U.S. Federal Reserve has repeatedly raised interest rates, resulting in an increase in the cost of borrowing for us, our customers, our suppliers, and other companies relying on debt financing. World events, including the Russian invasion of Ukraine and the resulting economic sanctions have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the threat of a wider conflict in the Middle East could continue to affect oil prices and have other negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction that interrupts our manufacturing processes and adversely affects our reputation and our relationships with our customers. The effects of the Israel-Hamas war or a wider conflict in the Middle East, prolonged inflationary conditions, high and/or increased interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, the Middle East crisis, the civil unrest in Haiti, or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices.

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

Summary of Results

Net Income

The Company generated net income of $0.6 million and $1.2 million during the three months ended June 30, 2024 and 2023, respectively. The decrease in net income during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to an increase in selling and administrative expenses, partially offset by an increase in gross margins in our Branded Products and Contact Centers segments and a decrease in interest expense. The Company generated net income of $4.5 million and $2.1 million during the six months ended June 30, 2024 and 2023, respectively. The increase in net income during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to increases in net sales and gross margins, particularly in our Branded Products and Contact Centers segments, and a decrease in interest expense, partially offset by an increase in selling and administrative expenses.

EBITDA

EBITDA (a non-GAAP financial measure) was $5.6 million and $7.4 million during the three months ended June 30, 2024 and 2023, respectively. EBITDA during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 decreased primarily due to higher selling and administrative expenses, partially offset by an increase in gross margins in our Branded Products and Contact Centers segments. EBITDA was $15.2 million and $14.3 million during the six months ended June 30, 2024 and 2023, respectively. EBITDA during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 increased primarily due to increases in net sales and gross margins, particularly in our Branded Products and Contact Centers segments, partially offset by higher selling and administrative expenses. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
Net sales:
Branded Products	$81,296	$79,592	$1,704	2.1%
Healthcare Apparel	26,592	28,072	(1,480)	(5.3%)
Contact Centers	24,832	22,758	2,074	9.1%
Net intersegment eliminations	(984)	(1,260)	276	(21.9%)
Consolidated net sales	131,736	129,162	2,574	2.0%

Gross margin:
Branded Products	28,126	25,640	2,486	9.7%
Healthcare Apparel	10,200	10,419	(219)	(2.1%)
Contact Centers	12,961	12,204	757	6.2%
Net intersegment eliminations	(532)	(667)	135	(20.2%)
Consolidated gross margin	50,755	47,596	3,159	6.6%

Selling and administrative expenses:
Branded Products	22,969	20,362	2,607	12.8%
Healthcare Apparel	9,879	9,466	413	4.4%
Contact Centers	10,533	9,614	919	9.6%
Intersegment Eliminations	(532)	(667)	135	(20.2%)
Other	5,526	4,607	919	19.9%
Consolidated selling and administrative expenses	48,375	43,382	4,993	11.5%

Other periodic pension cost	189	214	(25)	(11.7%)
Interest expense	1,541	2,624	(1,083)	(41.3%)
Income before income tax expense	650	1,376	(726)	(52.8%)
Income tax expense	50	163	(113)	(69.3%)
Net income	$600	$1,213	$(613)	(50.5%)

Net Sales

Net sales for the Company increased 2.0%, or $2.6 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was attributable to net sales increases in our Contact Centers and Branded Products segments, partially offset by a decrease in net sales in our Healthcare Apparel segment.

Branded Products net sales increased 2.1%, or $1.7 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to higher order volume from larger customers driven by increased demand for our products, as well as increased pricing.

Healthcare Apparel net sales decreased 5.3%, or $1.5 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to lower volume from our store-based wholesale customers, partially offset by an increase in online sales volume from both our wholesale customers, as well as, from our direct-to-consumer website. The lower volume from our store-based wholesale customers was primarily driven by lower demand and timing of customer orders.

Contact Centers net sales increased 9.1% or $2.1 million, before intersegment eliminations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to sales growth from expanding services to existing customers.

Gross Margin

Gross margin rate for the Company was 38.5% for the three months ended June 30, 2024 and 36.8% for the three months ended June 30, 2023. The rate increase was due to an improvement in gross margin rates in our Branded Products and Healthcare Apparel segments, partially offset by a decrease in gross margin rate in our Contact Centers segment.

Gross margin rate for our Branded Products segment was 34.6% for the three months ended June 30, 2024 and 32.2% for the three months ended June 30, 2023. The rate increase was primarily driven by an increase in sales volume from higher margin customers in the current year period.

Gross margin rate for our Healthcare Apparel segment was 38.4% for the three months ended June 30, 2024 and 37.1% for the three months ended June 30, 2023. The rate increase was primarily driven by lower sourcing costs.

Gross margin rate for our Contact Centers segment was 52.2% for the three months ended June 30, 2024 and 53.6% for the three months ended June 30, 2023. The rate decrease was primarily due to increased employee related costs of our agents including agent training resulting in an increase in non-billable hours during the current year period, partially offset by sales growth from existing customers.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 36.7% for the three months ended June 30, 2024 and 33.6% for the three months ended June 30, 2023. The rate increase was primarily driven by increases in employee related costs, third-party professional services and expenditures related to marketing and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 28.3% for the three months ended June 30, 2024 and 25.6% for the three months ended June 30, 2023. The rate increase was primarily driven by increased employee related costs, including sales commissions, and an increase in expense relating to acquisition-related contingent liabilities driven by fair market value adjustments in 2024 as compared to 2023.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 37.2% for the three months ended June 30, 2024 and 33.7% for the three months ended June 30, 2023. The rate increase was primarily driven by an increase in expenditures related to marketing and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 42.4% for the three months ended June 30, 2024 and 42.2% for the three months ended June 30, 2023. The increase in selling and administrative expenses was primarily driven by increased employee related expenses, including both headcount and select pay rate increases to support sales growth.

Interest Expense

Interest expense decreased to $1.5 million for the three months ended June 30, 2024 from $2.6 million for three months ended June 30, 2023. This decrease was due to a $52.8 million decrease in our weighted average outstanding borrowings along with a decrease in the weighted average interest rate on those borrowings from 7.2% for the three months ended June 30, 2023 to 6.5% for the three months ended June 30, 2024.

Income Taxes

Income tax expense decreased to $0.1 million for the three months ended June 30, 2024 from $0.2 million for the three months ended June 30, 2023. The effective tax rate was 7.7% and 11.8% for the three months ended June 30, 2024 and 2023, respectively. Income tax expense and the effective tax rate for the three months ended June 30, 2024 and June 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the windfall benefits associated with the stock option exercises during the three months ended June 30, 2024. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
Net sales:
Branded Products	$168,364	$161,443	$6,921	4.3%
Healthcare Apparel	55,829	56,226	(397)	(0.7%)
Contact Centers	48,384	44,814	3,570	8.0%
Net intersegment eliminations	(1,999)	(2,548)	549	(21.5%)
Consolidated net sales	270,578	259,935	10,643	4.1%

Gross margin:
Branded Products	59,867	51,539	8,328	16.2%
Healthcare Apparel	21,710	20,519	1,191	5.8%
Contact Centers	25,605	23,993	1,612	6.7%
Net intersegment eliminations	(1,110)	(1,347)	237	(17.6%)
Consolidated gross margin	106,072	94,704	11,368	12.0%

Selling and administrative expenses:
Branded Products	46,263	40,415	5,848	14.5%
Healthcare Apparel	19,691	18,968	723	3.8%
Contact Centers	20,954	19,278	1,676	8.7%
Intersegment Eliminations	(1,110)	(1,347)	237	(17.6%)
Other	11,326	9,447	1,879	19.9%
Consolidated selling and administrative expenses	97,124	86,761	10,363	11.9%

Other periodic pension cost	378	428	(50)	(11.7%)
Interest expense	3,328	5,194	(1,866)	(35.9%)
Income before income tax expense	5,242	2,321	2,921	125.9%
Income tax expense	730	220	510	231.8%
Net income	$4,512	$2,101	$2,411	114.8%

Net Sales

Net sales for the Company increased 4.1%, or $10.6 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was attributable to net sales increases in our Branded Products and Contact Centers segments, slightly offset by a decrease in net sales in our Healthcare Apparel segment.

Branded Products net sales increased 4.3%, or $6.9 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to higher order volume from larger customers, as well as increased pricing.

Healthcare Apparel net sales decreased 0.7%, or $0.4 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to lower volume from our store-based wholesale customers, partially offset by an increase in online sales volume from both our wholesale customers, as well as, from our direct-to-consumer website.

Contact Centers net sales increased 8.0% or $3.6 million, before intersegment eliminations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in net sales was primarily attributed to sales growth from existing customers.

Gross Margin

Gross margin rate for the Company was 39.2% for the six months ended June 30, 2024 and 36.4% for the six months ended June 30, 2023. The rate increase was due to an improvement in gross margin rates in our Branded Products and Healthcare Apparel segments.

Gross margin rate for our Branded Products segment was 35.6% for the six months ended June 30, 2024 and 31.9% for the six months ended June 30, 2023. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 38.9% for the six months ended June 30, 2024 and 36.5% for the six months ended June 30, 2023. The rate increase was primarily driven by lower supply chain costs, as well as, challenging market conditions experienced in the prior year period.

Gross margin rate for our Contact Centers segment was 52.9% for the six months ended June 30, 2024 and 53.5% for the six months ended June 30, 2023. The rate decrease was primarily due to increased employee related costs of our agents, partially offset by sales growth from existing customers.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 35.9% for the six months ended June 30, 2024 and 33.4% for the six months ended June 30, 2023. The rate increase was primarily driven by increased employee related costs, an increase in expense relating to acquisition-related contingent liabilities from a gain of $0.7 million in 2023 to a loss of $0.3 million in 2024, unrealized losses of $0.7 million recognized in 2024 compared to unrealized gains of $0.1 million recognized in the prior year period on written put options and increased expenditures related to marketing and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.5% for the six months ended June 30, 2024 and 25.0% for the six months ended June 30, 2023. The rate increase was primarily attributed to increased employee related costs, including sales commissions, and an increase in expense relating to acquisition-related contingent liabilities driven by fair market value adjustments in 2024 as compared to 2023.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 35.3% for the six months ended June 30, 2024 and 33.7% for the six months ended June 30, 2023. The rate increase was primarily attributable to an increase in expenditures related to marketing and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.3% for the six months ended June 30, 2024 and 43.0% for the six months ended June 30, 2023. The increase in selling and administrative expenses was primarily driven by increased employee related expenses, including both headcount and select pay rate increases to support sales growth.

Interest Expense

Interest expense decreased to $3.3 million for the six months ended June 30, 2024 from $5.2 million for six months ended June 30, 2023. This decrease was due to a $55.1 million decrease in our weighted average outstanding borrowings along with a decrease in the weighted average interest rate on our outstanding borrowings from 6.9% for the six months ended June 30, 2023 to 6.6% for the six months ended June 30, 2024.

Income Taxes

Income tax expense increased to $0.7 million for the six months ended June 30, 2024 from $0.2 million for the six months ended June 30, 2023. The effective tax rate was 13.9% and 9.5% for the six months ended June 30, 2024 and 2023, respectively. Income tax expense and the effective tax rate for the six months ended June 30, 2024 and June 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the windfall benefits associated with the stock option exercises during the six months ended June 30, 2024 The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Cash and cash equivalents was $13.4 million as of June 30, 2024 and $19.9 million as of December 31, 2023. Working capital was $169.3 million at June 30, 2024 compared to $178.8 million at December 31, 2023. The decrease in working capital was primarily due to decreases in accounts receivable, cash and cash equivalents, and inventories, partially offset by a decrease in current liabilities and an increase in prepaid expenses and other current assets. The decrease in accounts receivable was primarily related to lower sales in our Branded Products segment during the six months ended June 30, 2024 compared to the six months ended December 31, 2023 and the collection of aged customer receivables. The decrease in cash and cash equivalents was driven by the repayment of outstanding borrowings with excess cash generated from operating activities during the six months ended June 30, 2024. The reduction of inventories was driven by the sale of existing inventory stock and the targeted reduction in certain inventory products within our Branded Products segment. The decreases in current liabilities include a reduction in accounts payable primarily driven by the timing of payments for inventory purchases within our Branded Products segment and a decrease in other current liabilities which was primarily related to employee-related accruals as of December 31, 2023 that were paid in 2024, including accrued bonus compensation, and the expiration of written put options. The increase in prepaid expenses and other current assets was driven by increases in prepaid income taxes and insurance.

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

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$16,300	$38,095
Investing activities	(1,974)	(3,643)
Financing activities	(20,013)	(33,722)
Effect of exchange rates on cash	(835)	297
Net increase (decrease) in cash and cash equivalents	$(6,522)	$1,027

Operating Activities. The decrease in net cash provided by operating activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to increases in cash outflows for accounts payable and other current liabilities and inventories and a decrease in cash inflows from contract assets, partially offset by an increase in net income. Working capital cash changes during the six months ended June 30, 2024 primarily included decreases of $10.6 million in accounts receivable, $6.4 million in accounts payable and other current liabilities and $3.9 million in inventories, and increases of $4.5 million in contract assets. Working capital cash changes during the six months ended June 30, 2023 primarily included increases of $10.6 million in inventories, $8.9 million in accounts receivable and $5.4 million in contract assets.

Investing Activities. The decrease in net cash used in investing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to a decrease of $1.7 million in capital expenditures.

Financing Activities. The decrease in net cash used in financing activities during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to a decrease of $13.0 million in net repayments of debt.

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

As of June 30, 2024, the Company had $78.5 million in outstanding borrowings under its Credit Facilities, consisting of $11.0 million outstanding under the revolving credit facility and $67.5 million outstanding under a term loan. As of June 30, 2024, the Company had undrawn capacity of $114.0 million under the revolving credit facility.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.4% as of June 30, 2024. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2024, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2024 - $2.8 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of June 30, 2024, the Company was in compliance with these ratios.

Dividends and Share Repurchase Program

During the six months ended June 30, 2024 and 2023, the Company paid cash dividends of $4.7 million and $4.6 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 2, 2019, the Company’s Board of Directors approved a stock repurchase program of up to 750,000 shares of the Company’s outstanding common stock. There is no expiration date or other restriction governing the period over which the Company can make share repurchases under the program. All purchases under this program will be open market transactions. At June 30, 2024, the Company’s remaining repurchase capacity under its common stock repurchase program was 657,451 shares. Shares purchased under the common stock repurchase program are constructively retired and returned to unissued status. The Company considers several factors in determining when to make share repurchases, including among other things, the cost of equity, the after-tax cost of borrowing, the debt to total capitalization targets and its expected future cash needs.

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

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$600	$1,213	$4,512	$2,101
Interest expense	1,541	2,624	3,328	5,194
Income tax expense	50	163	730	220
Depreciation and amortization	3,368	3,428	6,620	6,816
EBITDA	$5,559	$7,428	$15,190	$14,331

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2024 would have resulted in approximately $0.4 million in additional pre-tax interest expense for the six months ended June 30, 2024. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of June 30, 2024, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the six months ended June 30, 2024 and 2023, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the six months ended June 30, 2024 and 2023 included a foreign currency translation adjustment loss of $1.7 million and a foreign currency translation adjustment gain of $0.6 million, respectively.

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

As of December 31, 2022, management identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements. This material weakness continues to exist as of June 30, 2024.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at June 30, 2024 and for the periods presented in accordance with U.S. GAAP.

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

While the Company was able to test the design effectiveness of the enhanced controls, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. Therefore, the material weakness continued to exist as of June 30, 2024. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Except as discussed above under “Ongoing Remediation Efforts with Respect to the Material Weakness,” there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Healthcare Apparel segment relies on our manufacturing facilities and warehouses in Haiti for the manufacturing and storage of finished goods. Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing processes, information systems, telecommunication services, and product delivery for sustained periods and may also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our customers, our leadership team’s ability to administer and supervise our business, and cause us to incur substantial additional expenditures to repair or replace damaged equipment or facilities or commence alternate production locations. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Prolonged disruption of our manufacturing processes in Haiti also may entitle some of our customers to amend or terminate their contracts with us. Worsening conditions in Haiti may also result in the displacement of native Haitians looking for refuge in neighboring Dominican Republic which may result in the closure of roads and port access which may limit or restrict our normal and recurring business in Haiti. Any of the above factors may adversely affect our business, results of operations and financial condition.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2024, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	-	$-	-
May 1, 2024 to May 31, 2024	-	-	-
June 1, 2024 to June 30, 2024	-	-	-
Total	-	-	-	657,451

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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

         Not applicable.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1†	Performance Shares Agreement Grant to Michael Benstock, dated May 6, 2024, filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
10.2†	Performance Shares Agreement Grant to Michael Koempel, dated May 6, 2024, filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                         †  Management contracts and compensatory plans and arrangements.

                  *  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2024	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)