Form 10-Q
period 2024-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2024-11-07
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

The number of shares of common stock of the registrant outstanding as of October 31, 2024 was 16,341,231 shares.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$149,690	$136,126	$420,268	$396,061

Costs and expenses:
Cost of goods sold	89,144	82,928	253,650	248,159
Selling and administrative expenses	52,215	47,246	149,339	134,007
Other periodic pension costs	189	214	567	642
Interest expense	1,569	2,464	4,897	7,658
	143,117	132,852	408,453	390,466
Income before income tax expense	6,573	3,274	11,815	5,595
Income tax expense	1,170	160	1,900	380
Net income	$5,403	$3,114	$9,915	$5,215

Net income per share:
Basic	$0.34	$0.19	$0.62	$0.33
Diluted	$0.33	$0.19	$0.60	$0.32

Weighted average shares outstanding during the period:
Basic	16,107,549	15,992,792	16,118,885	15,954,264
Diluted	16,543,990	16,155,355	16,588,914	16,132,832

Other comprehensive income (loss), net of tax:
Recognition of net losses included in net periodic pension costs	$23	$41	$68	$123
Foreign currency translation adjustment	530	(424)	(1,201)	160
Other comprehensive income (loss)	553	(383)	(1,133)	283
Comprehensive income	$5,956	$2,731	$8,782	$5,498

Cash dividends per common share	$0.14	$0.14	$0.42	$0.42

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,373	$19,896
Accounts receivable, less allowance for doubtful accounts of $3,836 and $4,237, respectively	98,822	103,494
Inventories	93,771	98,067
Contract assets	50,326	48,715
Prepaid expenses and other current assets	10,177	9,188
Total current assets	271,469	279,360
Property, plant and equipment, net	42,859	46,890
Operating lease right-of-use assets	16,282	17,909
Deferred tax asset	12,333	12,356
Intangible assets, net	47,959	51,160
Other assets	16,448	14,775
Total assets	$407,350	$422,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,292	$50,520
Other current liabilities	42,381	43,978
Current portion of long-term debt	5,625	4,688
Current portion of acquisition-related contingent liabilities	740	1,403
Total current liabilities	95,038	100,589
Long-term debt	78,755	88,789
Long-term pension liability	13,517	13,284
Long-term acquisition-related contingent liabilities	-	557
Long-term operating lease liabilities	11,295	12,809
Other long-term liabilities	9,236	8,784
Total liabilities	207,841	224,812
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,331,962 and 16,564,712 shares, respectively	16	16
Additional paid-in capital	81,859	77,443
Retained earnings	121,052	122,464
Accumulated other comprehensive loss, net of tax:
Pensions	(1,054)	(1,122)
Foreign currency translation adjustment	(2,364)	(1,163)
Total shareholders’ equity	199,509	197,638
Total liabilities and shareholders’ equity	$407,350	$422,450

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2024 AND 2023
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2023	16,499,312	$16	$75,078	$120,490	$(2,345)	$193,239
Common shares issued upon exercise of options and SARs, net	6,514	-	54	-	-	54
Share-based compensation expense	-	-	1,103	-	-	1,103
Written put options	-	-	280	-	-	280
Cash dividends declared ($0.14 per share)	-	-	-	(2,296)	-	(2,296)
Comprehensive income:
Net income	-	-	-	3,114	-	3,114
Pensions, net of taxes of $13	-	-	-	-	41	41
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(424)	(424)
Balance, September 30, 2023	16,505,826	$16	$76,515	$121,308	$(2,728)	$195,111

Balance, July 1, 2024	16,792,577	$16	$82,759	$122,106	$(3,971)	$200,910
Common shares issued upon exercise of options and SARs, net	3,092	-	42	-	-	42
Common shares repurchased and retired	(451,786)	-	(2,227)	(4,120)	-	(6,347)
Restricted shares issued, net of forfeitures	(11,921)	-	-	-	-	-
Share-based compensation expense	-	-	1,285	-	-	1,285
Cash dividends declared ($0.14 per share)	-	-	-	(2,337)	-	(2,337)
Comprehensive income (loss):
Net income	-	-	-	5,403	-	5,403
Pensions, net of taxes of $8	-	-	-	-	23	23
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	530	530
Balance, September 30, 2024	16,331,962	$16	$81,859	$121,052	$(3,418)	$199,509

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED September 30, 2024 AND 2023

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Common shares issued upon exercise of options and SARs, net	12,118	-	97	-	-	97
Restricted shares issued, net of forfeitures	117,025	-	-	-	-	-
Share-based compensation expense	-	-	3,523	-	-	3,523
Written put options	-	-	280	-	-	280
Cash dividends declared ($0.42 per share)	-	-	-	(6,886)	-	(6,886)
Comprehensive income:
Net income	-	-	-	5,215	-	5,215
Pensions, net of taxes of $41	-	-	-	-	123	123
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	160	160
Balance, September 30, 2023	16,505,826	$16	$76,515	$121,308	$(2,728)	$195,111

Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Common shares issued upon exercise of options and SARs, net	116,438	-	1,331	(213)	-	1,118
Common shares repurchased and retired	(451,786)		(2,227)	(4,120)	-	(6,347)
Performance based shares issued	9,896	-	-	-	-	-
Restricted shares issued, net of forfeitures	92,702	-	-	-	-	-
Share-based compensation expense	-	-	2,905	-	-	2,905
Written put options	-	-	2,407	-	-	2,407
Cash dividends declared ($0.42 per share)	-	-	-	(6,994)	-	(6,994)
Comprehensive income (loss):
Net income	-	-	-	9,915	-	9,915
Pensions, net of taxes of $23	-	-	-	-	68	68
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(1,201)	(1,201)
Balance, September 30, 2024	16,331,962	$16	$81,859	$121,052	$(3,418)	$199,509

See accompanying Notes to the Condensed Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,915	$5,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,872	10,331
Inventory write-downs	1,893	1,609
Provision for bad debts - accounts receivable	251	64
Share-based compensation expense	2,905	3,523
Change in fair value of acquisition-related contingent liabilities	363	(442)
Change in fair value of written put options	653	(460)
Changes in assets and liabilities:
Accounts receivable	3,891	9,650
Contract assets	(1,671)	6,208
Inventories	2,241	18,280
Prepaid expenses and other current assets	(1,292)	3,462
Other assets	(959)	(844)
Accounts payable and other current liabilities	(4,292)	2,148
Payment of acquisition-related contingent liabilities	(686)	(279)
Long-term pension liability	325	561
Other long-term liabilities	1,088	362
Net cash provided by operating activities	24,497	59,388

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,911)	(4,023)
Net cash used in investing activities	(2,911)	(4,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings of debt	31,000	4,000
Repayment of debt	(40,281)	(51,813)
Debt issuance costs	-	(300)
Payment of cash dividends	(6,994)	(6,886)
Payment of acquisition-related contingent liabilities	(897)	(553)
Proceeds received on exercise of stock options	1,118	97
Common shares repurchased and retired	(6,346)	-
Net cash used in financing activities	(22,400)	(55,455)

Effect of currency exchange rates on cash	(709)	97
Net increase (decrease) in cash and cash equivalents	(1,523)	7
Cash and cash equivalents balance, beginning of period	19,896	17,722
Cash and cash equivalents balance, end of period	$18,373	$17,729

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

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications. Reclassifications impact the reporting of accounts receivable-other within the condensed consolidated balance sheets and statements of cash flows as well as the presentation of segment performance as described within Note 9. These reclassifications have no effect on previously reported results of operations.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, required the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The original fair value of the written put options upon entering into the agreement was $3.6 million. The written put options were liabilities under ASC 480, “Distinguishing Liabilities from Equity” because the options embody obligations to repurchase the Company’s shares by paying cash. As of December 31, 2023, the fair value of the written put options were $1.8 million. The fair value of the written put options was based directly on the Company’s stock price and were included in other current liabilities in our balance sheets. The written put options expire after twenty-four months and contain certain quarterly maximums. During the nine months ended September 30, 2024, the remaining unexpired options of 132,924 expired resulting in a $2.4 million reduction in other current liabilities with an offset to additional paid-in capital. Unrealized gains and losses from changes in the fair value of the written put options were included within selling and administrative expenses in our statements of comprehensive income.

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

NOTE 2 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$67,416	$72,370
Work in process	1,462	671
Raw materials	24,893	25,026
Inventories	$93,771	$98,067

NOTE 3 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Credit Facilities:
Revolving credit facility due August 2027	$19,000	$25,000
Term loan due August 2027	66,094	69,375
	85,094	94,375
Less:
Payments due within one year included in current liabilities	5,625	4,688
Debt issuance costs	714	898
Long-term debt less current maturities	$78,755	$88,789

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 6.0% as of  September 30, 2024. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2024, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2024 - $1.4 million; 2025 - $5.6 million; 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of September 30, 2024, the Company was in compliance with these ratios.

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

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2024	2023
Accounts receivable	$98,822	$103,494
Current contract assets	50,326	48,715
Current contract liabilities	2,845	5,346

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2023 were transferred to accounts receivable during the nine months ended September 30, 2024. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the nine months ended September 30, 2024, $4.9 million of revenue was recognized from the contract liabilities balance as of December 31, 2023.

NOTE 5 – Contingencies:

The purchase price to acquire substantially all of the assets of Sutter’s Mill Specialties, Inc. (“Sutter’s Mill”) in December 2021 included contingent consideration based on varying levels of Sutter’s Mill’s EBITDA in each measurement period from 2022 to 2024. In July 2023, management agreed to settle the remaining contingent consideration obligation associated with this acquisition for $0.5 million, which was paid in the first quarter of 2024. The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of September 30, 2024 was $0.7 million, all of which is expected to be paid in the third quarter of 2025. In the third quarter of 2024, $1.0 million was paid for the 2023 measurement period. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $0.9 million and $1.0 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

NOTE 6 – Share-Based Compensation:

Share-based compensation expense is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and SARs	$289	$319	$784	$1,018
Restricted stock	582	599	1,550	1,956
Performance shares	414	185	571	549
Total share-based compensation expense	$1,285	$1,103	$2,905	$3,523

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

A summary of stock option transactions during the nine months ended September 30, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	953,176	$14.73	2.80	$1,718
Granted(1)	183,800	14.38
Exercised	(122,395)	10.71
Lapsed or cancelled	(199,984)	16.49
Outstanding, September 30, 2024	814,597	14.82	3.26	2,165
Exercisable, September 30, 2024	341,469	18.59	2.22	494

(1)	The weighted average grant date fair value of stock options granted was $4.27 per share.

As of September 30, 2024, the Company had $0.8 million in unrecognized compensation cost related to nonvested stock options to be recognized over the remaining weighted average vesting period of 1.0 year.

A summary of stock-settled SARs transactions during the nine months ended September 30, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	292,508	$14.35	2.07	$506
Granted(1)	79,128	13.84
Exercised	(17,920)	8.48
Lapsed or cancelled	(81,770)	19.23
Outstanding, September 30, 2024	271,946	13.12	2.34	832
Exercisable, September 30, 2024	137,742	13.37	0.79	479

(1)	The weighted average grant date fair value of SARs granted was $3.80 per share.

As of September 30, 2024, the Company had $0.3 million in unrecognized compensation cost related to nonvested SARs to be recognized over the remaining weighted average vesting period of 1.0 year.

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

A summary of restricted stock transactions during the nine months ended September 30, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	428,366	$18.14
Granted	146,303	14.77
Vested	(79,322)	23.71
Forfeited	(34,029)	19.75
Outstanding, September 30, 2024	461,318	15.99

As of September 30, 2024, the Company had $3.8 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.7 years.

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

A summary of performance share transactions during the nine months ended September 30, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	283,521	$18.13
Granted	200,000	14.73
Vested	(14,068)	17.77
Forfeited	(99,439)	19.62
Outstanding, September 30, 2024	370,014	15.91

As of September 30, 2024, the Company had $2.5 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.5 years.

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

For the three months ended September 30, 2024, the Company recorded a provision for income taxes of $1.2 million, which represents an effective tax rate of 17.8%. For the nine months ended September 30, 2024, the Company recorded a provision for income taxes of $1.9 million, which represents an effective tax rate of 16.1%. The income tax provision and the effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions.

For the three months ended  September 30, 2023, the Company recorded a provision for income taxes of $0.2 million, which represents an effective tax rate of 4.9%. For the nine months ended  September 30, 2023, the Company recorded a provision for income taxes of $0.4 million, which represents an effective tax rate of 6.8%. The income tax provision and the effective tax rate for the three and nine months ended September 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations subject to various statutory tax rates in those jurisdictions.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income used in the computation of basic and diluted net income per share (in thousands)	$5,403	$3,114	$9,915	$5,215

Weighted average shares outstanding - basic	16,107,549	15,992,792	16,118,885	15,954,264
Dilutive common stock equivalents	436,441	162,563	470,029	178,568
Weighted average shares outstanding - diluted	16,543,990	16,155,355	16,588,914	16,132,832
Net income per share:
Basic	$0.34	$0.19	$0.62	$0.33
Diluted	$0.33	$0.19	$0.60	$0.32

Awards to purchase 309,778 and 1,198,603 shares of common stock with weighted average exercise prices of $21.44 and $15.32 per share were outstanding during the three months ended September 30, 2024 and 2023, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 335,071 and 1,158,819 shares of common stock with weighted average exercise prices of $21.40 and $15.84 per share were outstanding during the nine months ended September 30, 2024 and 2023, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended September 30, 2024:
Net sales	$92,547	$33,025	$25,038	$(920)	$-	$149,690
Segment EBITDA	10,733	3,773	3,030	-	(5,882)	$11,654
Supplemental information:
Depreciation and amortization	$1,446	$944	$770	$-	$92	$3,252
Capital expenditures	$127	$259	$551	$-	$-	$937

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended September 30, 2023:
Net sales	$83,512	$29,649	$24,121	$(1,156)	$-	$136,126
Segment EBITDA	6,958	3,055	4,053	-	(4,813)	9,253
Supplemental information:
Depreciation and amortization	$1,452	$1,064	$880	$-	$119	$3,515
Capital expenditures	$86	$115	$157	$-	$22	$380

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Nine Months Ended September 30, 2024:
Net sales	$260,911	$88,854	$73,422	$(2,919)	$-	$420,268
Segment EBITDA	27,404	7,685	9,157	-	(17,402)	$26,844
Supplemental information:
Depreciation and amortization	$4,513	$2,837	$2,246	$-	$276	$9,872
Capital expenditures	$714	$986	$1,124	$-	$87	$2,911

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Nine Months Ended September 30, 2023:
Net sales	$244,955	$85,875	$68,935	$(3,704)	$-	$396,061
Segment EBITDA	21,456	6,556	10,098	-	(14,526)	23,584
Supplemental information:
Depreciation and amortization	$4,826	$3,014	$2,210	$-	$281	$10,331
Capital expenditures	$2,093	$641	$1,221	$-	$68	$4,023

The following table reconciles income before income tax expense to Segment EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income before income tax expense	$6,573	$3,274	$11,815	$5,595
Interest expense	1,569	2,464	4,897	7,658
Depreciation and amortization	3,252	3,515	9,872	10,331
Impairment charge	260	-	260	-
Segment EBITDA	$11,654	$9,253	$26,844	$23,584

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

The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Cautionary Note Regarding Forward-Looking Statements" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

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

Global Economic and Political Conditions

Economic and political events over the past several years have altered the landscape in which we and other U.S. companies operate in a variety of ways. World events, including the Russian invasion of Ukraine and the resulting economic sanctions have impacted the global economy, including by exacerbating inflationary and other pressures. The ongoing conflict in the Middle East could continue to affect oil prices and have other negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction that interrupts our manufacturing processes and adversely affects our reputation and our relationships with our customers. While inflation and interest rates decreased in 2024, the effects of the ongoing conflict in the Middle East, further fluctuations in inflationary conditions and interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales:
Branded Products	$92,547	$83,512	$9,035	10.8%
Healthcare Apparel	33,025	29,649	3,376	11.4%
Contact Centers	25,038	24,121	917	3.8%
Net intersegment eliminations	(920)	(1,156)	236	(20.4%)
Consolidated net sales	149,690	136,126	13,564	10.0%

Gross margin:
Branded Products	33,510	28,924	4,586	15.9%
Healthcare Apparel	13,809	11,484	2,325	20.2%
Contact Centers	13,742	13,397	345	2.6%
Net intersegment eliminations	(515)	(607)	92	(15.2%)
Consolidated gross margin	60,546	53,198	7,348	13.8%

Selling and administrative expenses:
Branded Products	24,223	23,418	805	3.4%
Healthcare Apparel	11,240	9,493	1,747	18.4%
Contact Centers	11,482	10,224	1,258	12.3%
Intersegment Eliminations	(515)	(607)	92	(15.2%)
Other	5,785	4,718	1,067	22.6%
Consolidated selling and administrative expenses	52,215	47,246	4,969	10.5%

Other periodic pension cost	189	214	(25)	(11.7%)
Interest expense	1,569	2,464	(895)	(36.3%)
Income before income tax expense	6,573	3,274	3,299	100.8%
Income tax expense	1,170	160	1,010	631.3%
Net income	5,403	3,114	2,289	73.5%
EBITDA	$11,654	$9,253	$2,401	25.9%

Net Income

The Company generated net income of $5.4 million and $3.1 million during the three months ended September 30, 2024 and 2023, respectively. The increase in net income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in net sales and gross margins at our Branded Products and Healthcare Apparel segments, a decrease in interest expense, partially offset by an increase in selling and administrative expenses across all three of our reportable segments.

EBITDA

EBITDA was $11.7 million and $9.3 million during the three months ended September 30, 2024 and 2023, respectively. EBITDA increase was primarily due to increased net sales and gross margins at our Branded Products and Healthcare Apparel segments, partially offset by an increase in selling, general and administrative expenses across all of our reportable segments. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 10.0%, or $13.6 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was attributable to net sales increases in all three of our reportable segments.

Branded Products net sales increased 10.8%, or $9.0 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to expansion of business within existing accounts and new client wins.

Healthcare Apparel net sales increased 11.4%, or $3.4 million, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to higher online sales from both our wholesale customers and our direct-to-consumer website, as well as, the timing of wholesale orders as compared to last year.

Contact Centers net sales increased 3.8% or $0.9 million, before intersegment eliminations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to new customers, partially offset by a decrease in existing customer volume.

Gross Margin

Gross margin rate for the Company was 40.4% for the three months ended September 30, 2024 and 39.1% for the three months ended September 30, 2023. The gross margin rate increase was driven by the Branded Products and Healthcare Apparel segments.

Gross margin rate for our Branded Products segment was 36.2% for the three months ended September 30, 2024 and 34.6% for the three months ended September 30, 2023. The gross margin rate increased as compared to the prior year period primarily driven by sourcing mix resulting in lower product costs and pricing increases to existing customers.

Gross margin rate for our Healthcare Apparel segment was 41.8% for the three months ended September 30, 2024 and 38.7% for the three months ended September 30, 2023. The gross margin rate increased as compared to the prior year period primarily due to costs of goods favorability associated with our Haiti manufacturing facility during the current period.

Gross margin rate for our Contact Centers segment was 54.9% for the three months ended September 30, 2024 and 55.5% for the three months ended September 30, 2023. The rate decrease was primarily due to increased employee related costs of our agents.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 34.9% for the three months ended September 30, 2024 and 34.7% for the three months ended September 30, 2023. The rate increase was primarily driven by increases in employee related costs, third-party professional services and expenditures related to marketing and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.2% for the three months ended September 30, 2024 and 28.0% for the three months ended September 30, 2023. The rate decrease was primarily driven by expense leverage from an increase in net sales as compared to the prior period, partially offset by increases in sales commissions and employee related costs.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.0% for the three months ended September 30, 2024 and 32.0% for the three months ended September 30, 2023. The rate increased as compared to the prior year period as a result of increases in marketing and advertising activities along with employee related costs, which were partially offset by expense leverage from an increase in net sales.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 45.9% for the three months ended September 30, 2024 and 42.4% for the three months ended September 30, 2023. The rate increased as compared to the prior year period driven by an increase in the provision for bad debts and an increase in employee related costs.

Selling and administrative expenses for our Other segment, which represents unallocated Corporate costs, increased by $1.1 million, primarily driven by an increase in employee related costs and third party professional services.

Interest Expense

Interest expense decreased to $1.6 million for the three months ended September 30, 2024 from $2.5 million for three months ended September 30, 2023. This decrease was due to a $36.2 million decrease in our weighted average outstanding borrowings along with a decrease in the weighted average interest rate on those borrowings from 7.4% for the three months ended September 30, 2023 to 6.3% for the three months ended September 30, 2024.

Income Taxes

Income tax expense increased to $1.2 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023. The effective tax rate was 17.8% and 4.9% for the three months ended September 30, 2024 and 2023, respectively. Income tax expense and the effective tax rate for the three months ended September 30, 2024 and September 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Net sales:
Branded Products	$260,911	$244,955	$15,956	6.5%
Healthcare Apparel	88,854	85,875	2,979	3.5%
Contact Centers	73,422	68,935	4,487	6.5%
Net intersegment eliminations	(2,919)	(3,704)	785	(21.2%)
Consolidated net sales	420,268	396,061	24,207	6.1%

Gross margin:
Branded Products	93,377	80,463	12,914	16.0%
Healthcare Apparel	35,519	32,003	3,516	11.0%
Contact Centers	39,347	37,390	1,957	5.2%
Net intersegment eliminations	(1,625)	(1,954)	329	(16.8%)
Consolidated gross margin	166,618	147,902	18,716	12.7%

Selling and administrative expenses:
Branded Products	70,486	63,833	6,653	10.4%
Healthcare Apparel	30,931	28,461	2,470	8.7%
Contact Centers	32,436	29,502	2,934	9.9%
Intersegment Eliminations	(1,625)	(1,954)	329	(16.8%)
Other	17,111	14,165	2,946	20.8%
Consolidated selling and administrative expenses	149,339	134,007	15,332	11.4%

Other periodic pension cost	567	642	(75)	(11.7%)
Interest expense	4,897	7,658	(2,761)	(36.1%)
Income before income tax expense	11,815	5,595	6,220	111.2%
Income tax expense	1,900	380	1,520	400.0%
Net income	9,915	5,215	4,700	90.1%
EBITDA	$26,844	$23,584	$3,260	13.8%

Net Income

The Company generated net income of $9.9 million and $5.2 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in net income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to increases in net sales and gross margins at our Branded Products and Healthcare Apparel segments, and a decrease in interest expense, partially offset by an increase in selling and administrative expenses across all of our reportable segments.

EBITDA

EBITDA was $26.8 million and $23.6 million during the nine months ended September 30, 2024 and 2023, respectively. EBITDA increase was primarily due to increased net sales and gross margins at our Branded Products and Healthcare Apparel segments, partially offset by an increase in selling, general and administrative expenses across all of our reportable segments. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 6.1%, or $24.2 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was attributable to net sales increases in all three of our reportable segments.

Branded Products net sales increased 6.5%, or $16.0 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to expansion of business within existing accounts and new client wins.

Healthcare Apparel net sales increased 3.5%, or $3.0 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to higher online sales from both our wholesale customers and our direct-to-consumer website, partially offset by lower volume from our store-based wholesale customers.

Contact Centers net sales increased 6.5% or $4.5 million, before intersegment eliminations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in net sales was attributed to sales growth from both new and existing customers.

Gross Margin

Gross margin rate for the Company was 39.6% for the nine months ended September 30, 2024 and 37.3% for the nine months ended September 30, 2023. The rate increase was due to an improvement in gross margin rates in our Branded Products and Healthcare Apparel segments.

Gross margin rate for our Branded Products segment was 35.8% for the nine months ended September 30, 2024 and 32.8% for the nine months ended September 30, 2023. The gross margin rate increased as compared to the prior year period primarily driven by sourcing mix resulting in lower product costs and pricing increases to existing customers.

Gross margin rate for our Healthcare Apparel segment was 40.0% for the nine months ended September 30, 2024 and 37.3% for the nine months ended September 30, 2023. The rate increase was primarily driven by lower supply chain costs.

Gross margin rate for our Contact Centers segment was 53.6% for the nine months ended September 30, 2024 and 54.2% for the nine months ended September 30, 2023. The rate decrease was primarily due to increased employee related costs of our agents.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 35.5% for the nine months ended September 30, 2024 and 33.8% for the nine months ended September 30, 2023. The rate increase was primarily driven by increased commissions, employee related costs, increased expenditures related to marketing, advertising activities and the expiration of our written put option.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.0% for the nine months ended September 30, 2024 and 26.1% for the nine months ended September 30, 2023. The rate increase was primarily due to increased employee related costs, including sales commissions, partially offset by an increase in net sales.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.8% for the nine months ended September 30, 2024 and 33.1% for the nine months ended September 30, 2023. The rate increase was primarily attributable to an increase in expenditures related to marketing and advertising activities along with employee related costs which were partially offset by an increase in net sales.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 44.2% for the nine months ended September 30, 2024 and 42.8% for the nine months ended September 30, 2023. The rate increase was primarily attributable to an increase in employee related expenses, including both headcount and select pay rate increases to support sales growth, as well as, an increase in the provision for bad debts.

Selling and administrative expenses for our Other segment, which represents unallocated Corporate costs, increased by $2.9 million, primarily driven by an increase in employee related costs, third party professional services and the fair value recognition of a written put option which expired in the second quarter of 2024.

Interest Expense

Interest expense decreased to $4.9 million for the nine months ended September 30, 2024 from $7.7 million for nine months ended September 30, 2023. This decrease was due to a $42.4 million decrease in our weighted average outstanding borrowings along with a decrease in the weighted average interest rate on our outstanding borrowings from 7.0% for the nine months ended September 30, 2023 to 6.5% for the nine months ended September 30, 2024.

Income Taxes

Income tax expense increased to $1.9 million for the nine months ended September 30, 2024 from $0.4 million for the nine months ended September 30, 2023. The effective tax rate was 16.1% and 6.8% for the nine months ended September 30, 2024 and 2023, respectively. Income tax expense and the effective tax rate for the nine months ended September 30, 2024 and September 30, 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Working Capital Needs

We utilize working capital to fund the operations of our business and have certain related contractual obligations, including commitments under site leases and other non-cancelable contracts.

One of our largest cash requirements is for the purchase of inventory. Superior carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry.

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

Material Long-Term Plans for Cash

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long term contractual obligations and the continuation of the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of our facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company’s material contractual obligations include outstanding debt, operating leases, long-term pension liability and non-qualified deferred compensation plan liabilities in Other Liabilities. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements.

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the statements of cash flows, are summarized in the following table (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$24,497	$59,388
Investing activities	(2,911)	(4,023)
Financing activities	(22,400)	(55,455)
Effect of exchange rates on cash	(709)	97
Net increase (decrease) in cash and cash equivalents	$(1,523)	$7

Operating Activities. The decrease in net cash provided by operating activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to cash outflows for inventories, contract assets, accounts payable and other current liabilities, accounts receivable and prepaid expenses and other current assets, partially offset by an increase in net income. Working capital cash changes during the nine months ended September 30, 2024 primarily included decreases of $16.0 million in inventories, $7.9 million in contract assets, $6.4 million in accounts payable and other current liabilities, $5.8 million in accounts receivable and $4.8 million in prepaid expenses and other current assets, partially offset by an increase of $4.7 million in net income.

Investing Activities. The decrease in net cash used in investing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to a decrease of $1.1 million in capital expenditures.

Capital expenditures by reportable segment are as follows:

	For the Nine Months Ended September 30,
	2024	2023
Capital Expenditures:
Branded Products	$714	$2,093
Healthcare Apparel	986	641
Contact Centers	1,124	1,221
Other	87	68
Consolidated capital Expenditures	2,911	4,023

Financing Activities. The decrease in net cash used in financing activities during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to a decrease of $38.5 million in net repayments of debt and cash paid to acquire shares of the Company's common stock as part of the new repurchase program.

Debt Activity

For the nine months ended September 30, 2024, the Company had $9.3 million of net debt payments, consisting of $31.0 million in borrowings net of $40.3 million of payments. For the nine months ended September 30, 2023, the Company had $47.8 million of net debt payments, consisting of $4.0 million in borrowings net of $51.8 million of payments. Both the debt payments and borrowings during 2024 and 2023 primarily related to the utilization of our revolving credit facility in the normal course of business.

Please refer to Note 5 to our Condensed Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt, which disclosure is incorporate herein by reference.

Dividends and Share Repurchase Program

During the nine months ended September 30, 2024 and 2023, the Company paid cash dividends of $7.0 million and $6.9 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On August 9, 2024, the Company’s Board of Directors approved a new stock repurchase plan. Under the plan, the Company is authorized to repurchase up to $10 million of its common stock over a period of one year ending in August 2025. This plan replaces the May 2, 2019 plan, as amended, which authorized the repurchase of up to 750,000 shares. 92,549 shares had been repurchased under the May 2, 2019 plan as of August 9, 2024. No further shares will be repurchased under that plan. The new stock repurchase plan allows the Company to purchase common stock from time to time through, among other ways, open market purchases, privately negotiated transactions, block purchases, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s stock and general market conditions. The stock repurchase plan may be modified, suspended or terminated at any time, without prior notice. Shares repurchased may be reissued later in connection with employee benefit plans and other general corporate purposes. Shares purchased under the common stock repurchase plan are constructively retired and returned to unissued status. See Part II-Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

EBITDA is not a measure of financial performance under GAAP.  EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate EBITDA are significant components in understanding and assessing the Company’s results of operations. The presentation of the Company’s EBITDA may change from time to time, including as a result of changed business conditions, new accounting pronouncements or otherwise. If the presentation changes, the Company undertakes to disclose any change between periods and the reasons underlying that change. The Company’s EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA in the same manner.

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$5,403	$3,114	$9,915	$5,215
Interest expense	1,569	2,464	4,897	7,658
Income tax expense	1,170	160	1,900	380
Depreciation and amortization	3,252	3,515	9,872	10,331
Impairment Charge	260	-	260	-
EBITDA	$11,654	$9,253	$26,844	$23,584

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to supply disruptions, inflationary environment (including with respect to the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages) and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the effect of the Company’s previously disclosed material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

ITEM 3.          Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2024 would have resulted in approximately $0.7 million in additional pre-tax interest expense for the nine months ended September 30, 2024. For further information regarding our debt instruments, see Note 3 to the Financial Statements.

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

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the nine months ended September 30, 2024 and 2023, foreign currency losses were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income during the nine months ended September 30, 2024 and 2023 included a foreign currency translation adjustment loss of $1.2 million and a foreign currency translation adjustment gain of $0.2 million, respectively.

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

As of December 31, 2022, management identified a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment. The Company determined that management’s review controls over these areas are not designed effectively to detect a material misstatement related to the completeness, accuracy, and presentation of the financial statements. This material weakness continues to exist as of September 30, 2024.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial condition, results of operations and cash flows at September 30, 2024 and for the periods presented in accordance with U.S. GAAP.

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

While the Company was able to test the design effectiveness of the enhanced controls, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are effective. Therefore, the material weakness continued to exist as of September 30, 2024. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Except as discussed above under “Ongoing Remediation Efforts with Respect to the Material Weakness,” there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2024, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	-	$-	-
August 1, 2024 to August 31, 2024	263,231	13.67	263,231
September 1, 2024 to September 30, 2024	188,555	14.57	188,555
Total	451,786	$14.05	451,786

(1)

On August 9, 2024, the Company’s Board of Directors approved a new stock repurchase plan. Under the plan, the Company is authorized to repurchase up to $10 million of its common stock over a period of one year ending in August 2025. The stock repurchase plan allows the Company to purchase common stock from time to time through, among other ways, open market purchases, privately negotiated transactions, block purchases, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s stock and general market conditions.

Under our Credit Agreement, if an event of default exists, we may not make distributions to our shareholders. The Credit Agreement also contains other restrictions. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity & Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2023.” The Company is in full compliance with all terms, conditions and covenants of such agreement.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Effective November 4, 2024 (the “Effective Date”), the Company amended its employment agreements with Jake Himelstein and Dominic Leide, and in connection with the amendments, granted each of them shares of restricted stock.

The amendments to both employment agreements, dated July 1, 2021, (1) extend the term of employment to December 31, 2027, (2) provide for an initial annual salary of $400,000 beginning on January 1, 2025, (3) replace the existing bonus plan, (4) solely with respect to Mr. Himelstein’s employment agreement, removes the Company’s obligation to provide annual contributions to a life insurance deferred compensation plan, (5) add a new sale compensation provision, (6) provide that the Company may terminate employment without cause with 30 days’ prior written notice, (7) beginning January 1, 2027, reduce severance payable upon a change of control, resignation for good reason or termination without cause to 100% of  the executive’s highest total annual compensation over a three year period, (8) require that the executive provide the Company with an opportunity to cure prior to permitting a resignation for good reason, (9) revise the restrictions on competition, and (10) solely with respect to Mr. Leide’s employment agreement, change the notice of termination period to six months.

The new bonus plan for each executive is effective as of January 1, 2025, and entitles the executive to a non-discretionary incentive bonus for each of 2025, 2026 and 2027 equal to 2.5% of (a) the EBITDA of the Branded Product segment (for Mr. Himelstein) or of The Office Gurus, LLC and certain affiliated entities (for Mr. Leide) and of any other division or entity added to the executive’s responsibility during the applicable year, plus (b) any expense from contingent liabilities, plus (c) the accrued annual incentive bonus for the executive, minus (d) any income recognized from adjustments to contingent liabilities from acquisitions made by the Branded Products segment (for Mr. Himelstein) or by The Office Gurus, LLC and certain affiliated entities (for Mr. Leide) and by any such other division or entity, minus (e) for any acquisition(s) that closed between the Effective Date and December 31, 2027, inclusive, 80% of the greater of (i) the projected amount of acquired EBITDA that is expected to be achieved over the 12 months starting with the date that the acquisition closed, as determined by the Company, or (ii) the trailing 12-month EBITDA of the entity from which the acquired assets and/or equity were purchased as of the date that the acquisition closed, as determined by the Company (in the case of (i) and/or (ii), prorated during the fiscal year in which the acquisition closed based on the amount of time from the closing of the acquisition through the end of that fiscal year).

The amendment adds a sales compensation provision that if the Company sells to an unaffiliated entity all or substantially all of the assets or equity of one of its subsidiaries and/or divisions that is not part of the executive’s direct area of responsibility and with the proceeds from and within ninety (90) days after that sale pays a special dividend to its shareholders, the Company must within ninety (90) days after December 31, 2026 pay the executive an amount equal to the product of (x) the per share amount of that special dividend times (y) the number of Performance Shares granted to the executive pursuant to the executive’s Performance Shares Agreement, dated July 1, 2021 (“PSA”) that are unvested as of the date the special dividend was paid and that vested as of the vesting date (as defined in the PSA).

In connection with the amendments, the Company also awarded shares of restricted stock to Messrs. Himelstein and Leide effective on the Effective Date.  Mr. Himelstein was granted 100,000 shares of restricted stock and Mr. Leide was granted 25,000 shares of restricted stock.   The awards were made under the Company’s 2022 Equity Incentive and Awards Plan (the “2022 Plan”). The shares of restricted stock vest on the third anniversary of the grant date, unless the executive has been terminated for cause or has resigned without good reason. Unvested shares of restricted stock carry full voting and dividend rights, but are forfeited upon a termination for cause or resignation without good reason, as such terms are defined in the restricted stock agreement. The shares of restricted stock subject to the award vest immediately upon a change of control, as defined in the 2022 Plan.

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

Date: November 6, 2024	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)