Form 10-K
period 2024-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2025-03-11
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price of $18.91 as reported by the NASDAQ Stock Market, was approximately $233.4 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 28, 2025 was 16,477,605 shares.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement to be filed with the Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024, relating to its 2025 Annual Meeting of Shareholders, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

PART I

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Form 10-K are “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified by use of the words “may,” “will,” “should,” “could,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “potential,” or “plan” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements in this Form 10-K may include, without limitation: (1) projections of revenue, income, and other items relating to our financial position and results of operations, including short-term and long-term plans for cash, (2) statements of our plans, objectives, strategies, goals and intentions, (3) statements regarding the capabilities, capacities, market position and expected development of our business operations and (4) statements of expected industry and general economic trends.

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to a potential trade war, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the effect of the Company’s previously disclosed material weakness in internal control over financial reporting; the Company’s ability to successfully remediate its material weakness in internal control over financial reporting and to maintain effective internal control over financial reporting; and those risks discussed under Item 1A of this report entitled “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Superior is comprised of three reportable business segments: (1) Branded Products, (2) Healthcare Apparel, and (3) Contact Centers.

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandise, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including chain retail, food service, entertainment, technology, transportation and a wide range of other industries. The segment currently has sales offices in the United States and Brazil, with support services in China and India.

Superior’s Healthcare Apparel segment, primarily through its signature marketing brands Fashion Seal Healthcare®, CID Resources and Wink®, and its license with Carhartt® manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. This segment sells healthcare service apparel to healthcare laundries, dealers, distributors and physical and e-commerce retailers primarily in the United States.

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

•   Clean room apparel;

•   Personal protective equipment (e.g.: isolation gowns and barrier fabric lab wear); and

•   Other mission-critical apparel to healthcare laundries, institutions and professionals.

Our products are either distributed through our distribution centers in the United States or shipped directly from our vendors to our customers.

For a depiction of net sales from external customers and Segment EBITDA by segment for the years ended December 31, 2024 and 2023, please refer to Note 2 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income (loss),” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2024 and 2023, our Branded Products segment accounted for approximately 62% and 63%, respectively, of net sales. During the years ended December 31, 2024 and 2023, our Healthcare Apparel segment accounted for approximately 21% and 21%, respectively, of net sales.

For more information on our reportable business segments, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook,” which disclosure is incorporated herein by reference.

Services

Through the recruitment and employment of highly qualified English, Spanish and bilingual-speaking agents, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. During the years ended December 31, 2024 and 2023, our Contact Centers segment accounted for approximately 17% and 16%, respectively of net sales.

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

Major competitors for our Healthcare Apparel segment include companies such as Medline Industries, Inc., Careismatic Brands, Barco Uniforms, Inc., FIGS, Inc., Encompass Medical and Standard Textile Co., Inc. We are a significant supplier of patient and caregiver apparel to hospitals, laundries and distributors that service hospitals and consumers. We believe that the strength of our brands and marketing, coupled with the quality of our products, allow us to compete effectively.

The market in which our Contact Centers segment operates has evolved into a global multi-billion dollar marketplace that is highly competitive and fragmented. TOG’s competitors in the Contact Centers segment range in size from very small firms offering specialized services or short-term project completion to very large firms, and include the in-house operations of many customers and potential customers. We compete directly and indirectly with various companies that provide contact center and other business process solutions on an outsourced basis such as TaskUs, Inc., Transparent BPO, Concentrix + Webhelp, Focus Services LLC, Ubiquity, CCI and RDI. TOG also competes with local entities in other offshore locations. The list of potential competitors includes both publicly traded and privately held companies.

Customers

Branded Products and Contact Center segments have a substantial number of customers, none of which accounted for more than 10% of either segment’s 2024 net sales. Our Healthcare Apparel segment has one customer who accounts for 10% of the segment’s 2024 net sales.

Resources Material to Our Business

Raw Materials

The principal fabrics used in the manufacture of finished apparel goods for Superior’s Branded Products segment and Healthcare Apparel segments are cotton, polyester, spandex, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced in China. If Superior or its suppliers are unable to source raw materials from China, it could significantly disrupt Superior’s business as it also would for many of our competitors.

Superior does not have a concentration of suppliers of finished apparel in any single country or region of the world, however, it does contract to manufacture or source the majority of its apparel in the following countries: Bangladesh, China, Haiti, Madagascar, Vietnam and the United States. Additionally, we generally source or manufacture apparel in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, natural disasters or the imposition of duties, tariffs or other import regulations by the United States. The Company believes that its vast redundant network of suppliers, including its own manufacturing facilities in Haiti, provide sufficient capacity to mitigate most dependency risks on a single supplier.

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

Intellectual Property

Superior owns and uses several trade names, trademarks and service marks relating to its brands that have significant value and are instrumental to its ability to market its products. Superior’s most significant trade names are BAMKO® and HPI® within the Branded Products segment, CID Resources within the Healthcare Apparel segment and The Office Gurus® within the Contact Centers segment. Superior’s most significant trademarks, which are critically important to the marketing and operation of Superior’s Healthcare Apparel segment, are Fashion Seal Healthcare® and Wink®.

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

The Branded Products segment relies on raw materials that are principally sourced from China, either directly by BAMKO or its suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, we are affected by economic, political and other conditions in China and the United States, including those resulting in the imposition or increase of import duties, tariffs and other import regulations and those relating to widespread health emergencies and deteriorating diplomatic relations with China, which could have a material adverse effect on this business segment. See “Risk Factors - Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, which may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.”

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

As of December 31, 2024, the Company had approximately 7,200 employees worldwide, of which approximately 7,100 were full-time employees and approximately 100 were part-time employees. As of December 31, 2024, approximately 820 employees were employed in the U.S. and approximately 6,380 employees were employed in foreign countries. The Contact Centers segment has the Company’s largest labor force at approximately 4,300 employees as of December 31, 2024.

Recent Acquisitions

On December 4, 2024, the Company, through BAMKO, acquired substantially all of the assets of Cormark Inc. doing business as 3Point Brand Management ("3Point or acquired company"), for a total purchase price of $6.4 million. The acquired company is an advertising company that specializes in creating a brand for some the country’s biggest brands through apparel, promotional marketing and other products. The purchase price for the acquisition consisted of the following: (a) $4.0 million of cash consideration, (b) the issuance of 89,445 restricted shares of Superior’s common stock valued at $1.5 million, and (c) estimated contingent future payments of $0.9 million based on the results of the acquired business through December 2027. The restricted shares vest ratably over a three-year period and are subject to transfer restrictions. The total payments related to the contingent future payment is capped at $0.9 million per year and $2.6 million over the three year measurement period. Total goodwill recorded in connection with the acquisition was $2.3 million, and assigned to the Branded Products reportable segment.

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

The majority of such raw materials are sourced in China, either directly by us or our suppliers. If we are unable to source our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Even if we or our suppliers are able to source raw materials from China, we or they may face increased import duties as a result of changes in U.S. trade policy.  See “Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, which may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.”

Furthermore, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that have been and may be in the future affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, natural disasters, or the imposition of duties, tariffs or other import regulations by the United States or other countries, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

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

Our owned intellectual property and certain of our licensed intellectual property have significant value and are instrumental to our ability to market our products. Our most significant trade names are BAMKO® and HPI® within the Branded Products segment, CID Resources within the Healthcare Apparel segment and The Office Gurus® within the Contact Centers segment. Our most significant trademarks, which are critically important to the marketing and operation of our Healthcare Apparel segment, are Fashion Seal Healthcare® and Wink®.

We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. It is possible that third parties will assert claims against us on such basis, and if they do we cannot assure that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There also is no guarantee that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

Sales to many of our customers are on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, the customers may reduce or discontinue purchases from us, which has happened. The reduction in the amount of our products purchased by customers could have a material adverse effect on our business, results of operations or financial condition.

In addition, some of our customers have, from time to time, experienced significant changes and difficulties, including consolidation of ownership, increased centralization of buying decisions, buyer turnover, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

If we experience problems with our distribution systems, our ability to meet customer expectations, manage inventory and complete sales may be harmed.

Our products are distributed through third-party logistics centers or our own distribution centers, or are shipped directly from our vendors to our customers. Our distribution centers and storage locations, as well as those operated by third parties, include computer-controlled and automated equipment and rely on warehouse management systems to manage supply chain fulfillment operations, which means these operations are complicated, require coordination between distribution centers and storage locations and are subject to a number of risks related to cybersecurity, the proper operation of software and hardware, including connections between software and/or hardware, electronic or power interruptions and other system failures. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our distribution systems, such as the long-term loss of customers or an erosion of our brand image. Moreover, if we are unable to adequately staff our distribution centers to meet demand or if the cost of such staffing is higher than historical or projected costs, our results of operations could be harmed. Our third party logistics providers face similar risks, which translates into downstream risk for us.

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

We base our current and future inventory needs and expense levels on our operating forecasts and estimates of future demand. To ensure adequate inventory supply, we must be able to forecast inventory needs and expenses and place orders sufficiently in advance with our suppliers and manufacturers, based on our estimates of future demand for particular products. Our ability to forecast demand for our products has from time to time been and will continue to be affected by various factors, including unanticipated changes in general market conditions, economic conditions, or consumer confidence in future economic conditions. Failure to accurately forecast demand may result in inefficient inventory supply or increased costs.

In addition, if we experience increased volatility in shipping times from our suppliers and manufacturers and/or production disruptions, we may experience a shortage of products available for sale. Alternatively, if we advance the timing of inventory shipments to mitigate perceived freight transit time volatility or experience sales below our expectations, we may experience excess inventory levels. Inventory levels in excess of customer demand may also result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would cause our gross margin to suffer and could impair the strength and premium nature of our brands.

Further, lower than forecasted demand could result in excess manufacturing capacity or reduced manufacturing efficiencies, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements, and we may be subject to higher costs in order to secure the necessary production capacity or we may incur increased shipping costs. An inability to meet customer demand and delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and results of operations.

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

Even if we are able to acquire businesses on favorable terms, managing growth through acquisitions is a difficult process that includes: integration and training of personnel, combining facility and operating procedures, and taking additional actions related to the integration of acquired businesses within our existing organization.

Unanticipated issues related to integration may result in additional expense and disruption to our operations, and may require a disproportionate amount of our management’s attention, any of which could negatively impact our ability to achieve anticipated benefits, such as revenue and cost synergies.

Growth of our business through acquisitions generally increases our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. We may be required to invest in additional support personnel, facilities and systems to address the increased complexities associated with business or segment expansion. These investments could result in higher overall operating costs and lower operating profits for the business as a whole. There can be no assurance that we will be successful in integrating acquired businesses or managing our expanding operations.

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

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and/or the issuance of equity or debt securities. There can be no assurance that such financings will be available to us on reasonable terms. Any future issuances of equity securities or debt securities with equity features may be dilutive to our shareholders.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted and our reputation, results of operations and/or financial condition could suffer.

We rely on information technology systems to process transactions, communicate with customers, manage our business and process and maintain information. The measures we have in place to monitor and protect our information technology systems might not provide sufficient protection from catastrophic events, power surges, viruses, malicious software (including ransomware), attempts to gain unauthorized access to data or other types of cyber-based attacks. Cyber-attacks are becoming more frequent, sophisticated, damaging and difficult to predict. Any such event or attack could negatively impact our business operations, such as through product disruptions that result in an unexpected delay in operations, interruptions in our ability to deliver products and services to our customers, loss of confidential or otherwise protected information, corruption of data and expenses related to the repair or replacement of our information technology systems, including payments made in ransomware attacks. Compromising and/or loss of information could result in loss of sales or legal or regulatory claims which could adversely affect our revenues and profits or damage our reputation.

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

Many U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, financial information and other sensitive personal information. For example, all 50 states and several U.S. territories now have data breach laws that require timely notification to affected individuals, and at times regulators, credit reporting agencies and other bodies, if a company has experienced the unauthorized access or acquisition of certain personal information. We will continue to monitor and assess the impact of these laws, and any new ones enacted, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.

Data protection laws enacted outside of the U.S., such as the EU General Data Protection Regulation (the “GDPR”), also might apply to some of our operations or business partners. Legal requirements in these countries relating to the collection, storage, processing and transfer of personal data/information continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data/information, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Other governmental authorities around the world have enacted or are considering similar types of legislative and regulatory proposals concerning data protection.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement and maintain adequate compliance programs. Failure to comply with U.S. and non-U.S. data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

Our business may be impacted by unforeseen or catastrophic events, including the emergence of pandemics or other widespread health emergencies, extreme weather events or other natural disasters, terrorist attacks, and other unpredicted events.

The occurrence of unforeseen or catastrophic events, such as the emergence of pandemics or other widespread health emergencies (or concerns over the possibility of such pandemics or emergencies), extreme weather events or other natural disasters, terrorist attacks, or other unpredicted events, could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to source and supply products and services and manage our businesses, and could negatively impact our customers’ ability or willingness to purchase our products and services.

Some of our locations, as well as those of our suppliers, are in locations where they are exposed to hurricanes, earthquakes, floods and other extreme weather events. For example, our corporate headquarters is located in Florida and we have a manufacturing facility located in Haiti. Extreme weather and geologic events could make it difficult or impossible to manufacture or deliver products to our customers (including by affecting the ability of our workers to perform at full capacity for a period of time), receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we multi-source many of our programs on many of our materials, which we believe better enables us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions.

We are subject to international, federal, national, regional, state, local and other laws and regulations, and failure to comply with them may expose us to potential liability.

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including but not limited to those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration (FDA), various anti-corruption and anti-bribery laws, various securities laws and regulations including but not limited to the Securities Exchange Act of 1934, the Securities Act of 1933, and the rules of the Nasdaq Stock Market LLC, various labor, workplace and related laws, and environmental laws and regulations. There also are multiple climate change-related laws and regulations in the United States and internationally that either have gone into effect or could go into effect. The cost to comply with such laws and regulations could be significant and have an adverse effect on our results of operations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

Our business may be impacted by the non-performance of manufacturers to whom we made advance payments.

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

Principal raw materials used to manufacture the Company’s finished goods include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The prices we pay for these fabrics and components are dependent on the market price for the raw materials used to produce them, including cotton and chemical components of synthetic fabrics including raw materials such as chemicals and dyestuffs, in addition to any import duties imposed on those fabrics and components that are imported.

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

Major competitors for our Contact Centers segment include companies such as TaskUs, Inc., Transparent BPO, Concentrix + Webhelp, Focus Services LLC, Ubiquity, CCI and RDI.

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

Economic and political events in recent years have altered the landscape in which we and other U.S. companies operate in a variety of ways. Inflation and interest rates remain high despite recent abatements.

World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the conflict in the Middle East could affect oil prices and have other effects on the global economy. Both crises have potentially far-reaching impacts on energy and food markets and global trade.

Conflicts in the Middle East, prolonged inflationary conditions, high and/or increased interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict, but the impact on the Company’s business could be material.

Our manufacturing facilities and warehouses in Haiti are at risk of damage or disruption from civil unrest and other occurrences.

Our Healthcare Apparel segment relies on our manufacturing facilities and warehouses in Haiti for the manufacturing and storage of finished goods. Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing processes, information systems, telecommunication services, and product delivery for sustained periods and may also may make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our customers, our leadership team’s ability to administer and supervise our business, and/or cause us to incur substantial additional expenditures to repair or replace damaged equipment or facilities or commence production at alternate locations. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Prolonged disruption of our manufacturing processes in Haiti also may entitle some of our customers to amend or terminate their contracts with us. Worsening conditions in Haiti may also result in the displacement of native Haitians looking for refuge in neighboring Dominican Republic, which may result in the closure of roads and port access which may limit or restrict our normal and recurring business in Haiti. Any of the above factors may adversely affect our business, results of operations and financial condition.

Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, which may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.

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

We cannot assure that future trade agreements or regulations will not provide our competitors an advantage over us or increase our costs, either of which could have a material adverse effect on our business, results of operations or financial condition. Nor can we assure that the changing geopolitical and U.S. political environments will not result in a trade agreement or regulation being altered which adversely affects our company. In fact, effective February 4, 2025 and March 4, 2025, the U.S. government imposed additional tariffs on certain countries, including China, from which we source products and raw materials. It may decide to impose or alter those or other import quotas, duties, tariffs or other restrictions on countries from which we source products and/or raw materials or in which we manufacture our products, including China and countries in Latin America. Any such quotas, duties, tariffs or restrictions could have a material adverse effect on our business, results of operations or financial condition.

The apparel industry, including branded uniforms and healthcare, is subject to changing fashion trends and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel industry, including branded uniforms and healthcare, is subject to shifting customer demands and evolving fashion trends and our success is also dependent upon our ability to anticipate and promptly respond to these changes. Failure to anticipate, identify or promptly react to changing trends or styles may result in decreased demand for our products, as well as excess inventories and markdowns, which could result in inventory write-downs or write-offs which may have a material adverse effect on our business, results of operations and financial condition. In addition, if we misjudge consumer preferences, our brand image may be impaired. We believe our products are, in general, less subject to fashion trends compared to many other apparel manufacturers because the majority of what we manufacture and sell are branded uniforms, scrubs and other accessories.

Our Contact Centers business is dependent on the trend toward outsourcing.

Our Contact Centers business and growth within that segment depend in large part on the industry trend toward outsourced customer contact management services. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations. We also compete with companies that utilize emerging technologies and assets, such as artificial intelligence and chatbots. These competitors may offer products and services that may, among other things, provide automated alternatives to the services that we provide in the marketplace or otherwise change the way that contact centers engage so as to make our outsourced customer contract management solution less attractive to existing and potential customers or less profitable. We may face increased competition from these competitors as they mature and expand their capabilities.

Risks Relating to Our Indebtedness and Retirement Plan Obligations

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of December 31, 2024, our total consolidated indebtedness was $86.0 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

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

Substantially all of the operating assets of the Company are pledged as collateral under our credit agreement. Our credit agreement requires compliance with certain financial ratios and covenants and satisfaction of specified financial tests. Failure to meet any financial ratios, covenants or financial tests could result in an event of default under our credit agreement. If an event of default occurs, our lenders could increase our borrowing costs, restrict our ability to obtain additional borrowings under our line of credit, accelerate all amounts outstanding or enforce its interest against collateral pledged under the credit agreement.

We have significant obligations under our unfunded supplemental executive retirement plan, and our available cash flow may be adversely affected in the event that payments become due under it.

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”). In the event that payments become due under the SERP, we will have to use cash flow from operations or other sources to fund our obligations. As of December 31, 2024, we had $13.6 million in unfunded obligations related to the SERP.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2024, our executive officers and directors, and certain of their family members collectively owned approximately 27.6% of our outstanding common stock. As a result, our executive officers and directors, and certain of their family members, have significant influence over the election of our Board of Directors, the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

We have recognized, and may recognize in the future, impairment charges, which could materially adversely affect our financial condition and results of operations.

We assess our intangible assets and long-lived assets for impairment when required by generally accepted accounting principles in the United States (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. For example, during the year ended December 31, 2022, the Company recorded non-cash goodwill and indefinite lived trade name impairment charges totaling $45.9 million and $5.6 million, respectively.

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

•   increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and

•   deteriorating real estate values.

If our assessment of intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations, potentially materially so.

While we have remediated the material weakness identified in 2023 and 2022, we may identify a material weakness in internal control in the future, which could result in us not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We reported a material weakness relating to segregation of duties, change management and user access within certain proprietary information technology systems of the Contact Centers segment in 2023 and 2022. This material weakness has been remediated as of December 31, 2024. However, if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

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

Furthermore, increased inflation could have an adverse impact on our operating and general and administrative expenses. Please see “Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity” above for a description of recent inflationary pressure. During inflationary periods, these costs could increase at a rate higher than our ability to offset them via customer-facing pricing adjustments, alternative supply sources or other measures. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for our products and services. If our operating and other expenses increase faster than anticipated due to inflation, our financial condition, results of operations and cash flow could be materially adversely affected.

Inability to attract and retain key management or other personnel could adversely impact our business and financial condition.

Our success is largely dependent on the skills, experience and efforts of our senior management and other key personnel. If, for any reason, one or more senior executive or key personnel was not to remain active in our company, or if we were unable to attract and retain senior management or key personnel or our costs to do so increased significantly, our results of operations could be adversely affected.

If we are unable to accurately predict our future tax liabilities, become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

Changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the tax laws are interpreted, could impact our effective tax rate, restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2024:

Location	Status	Square Feet	Uses
St. Petersburg, Florida	Leased	8,193	Corporate Office, Branded Products, Healthcare Apparel and Contact Centers
Belmopan, Belize	Leased	25,970	Contact Centers
Coppell, Texas	Leased	114,105	Healthcare Apparel
Eudora, Arkansas	Leased	260,000	Branded Products and Healthcare Apparel
Kingston, Jamaica	Leased	4,500	Contact Centers
La Libertad, El Salvador	Owned	52,591	Contact Centers
Lake Providence, Louisiana	Leased	215,000	Branded Products and Healthcare Apparel
Lexington, Mississippi	Owned	40,000	Healthcare Apparel
Oak Grove, Louisiana	Leased	68,330	Branded Products
Ouanaminthe, Haiti	Leased	120,000	Branded Products and Healthcare Apparel
Peachtree Corners, Georgia	Leased	23,400	Branded Products
Phoenix, Arizona	Leased	116,850	Branded Products
Romeoville, Illinois	Leased	28,290	Branded Products
San Ignacio, Belize	Owned	11,732	Contact Centers
San Salvador, El Salvador	Leased	17,776	Contact Centers
Santiago, Dominican Republic	Leased	7,400	Contact Centers
Tigard, Oregon	Leased	11,197	Branded Products

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

We declared aggregate cash dividends of $0.56 per share during the fiscal year ended December 31, 2024, which were paid in the first, second, third and fourth quarters of 2024.

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

On February 28, 2025, we had 115 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	67,713	$14.96	67,713
November 1, 2024 to November 30, 2024	3,973	15.03	3,973
December 1, 2024 to December 31, 2024	-	-	-
Total	71,686	14.96	71,686	$2,580,426

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

Unregistered Sales of Equity Securities

As part of the $6.4 million acquisition of 3Point, the Company issued 89,445 shares of its common stock to the sellers on December 4, 2024. The shares were issued in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506(b) thereunder.

Item 6.          Reserved

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2024 and 2023, as well as our financial positions at December 31, 2024 and 2023, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, we use a non-GAAP financial measure to evaluate our results of operations. For important information regarding the use of such non-GAAP financial measure, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measure” below.

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

Global Economic and Political Conditions

Economic and political events over the past several years have altered the landscape in which we and other U.S. companies operate in a variety of ways. World events, including the Russian invasion of Ukraine and the resulting economic sanctions have impacted the global economy, including by exacerbating inflationary and other pressures. The ongoing conflict in the Middle East could continue to affect oil prices and have other negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction that interrupts our manufacturing processes and adversely affects our reputation and our relationships with our customers. While inflation and interest rates decreased in 2024, the effects of the conflict in the Middle East, further fluctuations in inflationary conditions and interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis or other situations, including deteriorating or prolonged diplomatic tension between the United States and China, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices.

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

The Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Operations

The following table provides highlights of our financial performance (in thousands, except percentages):

	For the Years Ended December 31,
	2024	2023	$ Change	% Change
Net sales:
Branded Products	$353,314	$342,680	$10,634	3.1%
Healthcare Apparel	119,191	113,878	5,313	4.7%
Contact Centers	96,949	91,500	5,449	6.0%
Net intersegment eliminations	(3,778)	(4,756)	978	(20.6%)
Consolidated net sales	565,676	543,302	22,374	4.1%

Gross margin:
Branded Products	124,723	114,627	10,096	8.8%
Healthcare Apparel	45,746	42,281	3,465	8.2%
Contact Centers	52,207	49,148	3,059	6.2%
Net intersegment eliminations	(2,098)	(2,509)	411	(16.4%)
Consolidated gross margin	220,578	203,547	17,031	8.4%

Selling and administrative expenses:
Branded Products	94,384	88,225	6,159	7.0%
Healthcare Apparel	41,149	38,209	2,940	7.7%
Contact Centers	42,999	39,682	3,317	8.4%
Intersegment Eliminations	(2,098)	(2,509)	411	(16.4%)
Other	23,492	20,453	3,039	14.9%
Consolidated selling and administrative expenses	199,926	184,060	15,866	8.6%

Interest expense	6,358	9,718	(3,360)	(34.6%)
Income before income tax expense	14,294	9,769	4,525	46.3%
Income tax expense	2,290	997	1,293	129.7%
Net income	12,004	8,772	3,232	36.8%
EBITDA(1)	$34,097	$33,482	$615	1.8%

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net income.

Net Income

The Company generated net income of $12.0 million during the year ended December 31, 2024 and net income of $8.8 million during the year ended December 31, 2023. The increase in net income during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to increases in net sales and gross margins in all three of our reportable segments, and a decrease in interest expense, partially offset by an increase in selling and administrative expenses across all of our reportable segments.

EBITDA

EBITDA was $34.1 million and $33.5 million during the years ended December 31, 2024 and 2023, respectively. EBITDA for the year ended December 31, 2024 compared to the year ended December 31, 2023 increased primarily due to increased net sales and gross margins in all three of our reportable segments, partially offset by an increase in selling and administrative expenses across all of our reportable segments. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 4.1% or $22.4 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was attributable to net sales increases in all three of our reportable segments.

Branded Products net sales increased 3.1%, or $10.6 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to the expansion of business within existing accounts and new client wins.

Healthcare Apparel net sales increased 4.7%, or $5.3 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to higher digital sales from both our wholesale customers and our direct-to-consumer website, partially offset by lower volume from our store-based wholesale customers.

Contact Centers net sales increased 6.0% before intersegment eliminations and 7.4% after intersegment eliminations for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in net sales was attributable to sales growth from both new and existing customers.

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

Gross margin rate for the Company was 39.0% for the year ended December 31, 2024 up from 37.5% for the year ended December 31, 2023. The rate increase was primarily due to an improvement in gross margin rates in our Branded Products and Healthcare Apparel reportable segments.

Gross margin rate for our Branded Products segment was 35.3% for the year ended December 31, 2024 and 33.5% for the year ended December 31, 2023. The gross margin rate increased as compared to the prior year period primarily driven by sourcing mix resulting in lower product costs and pricing increases to existing customers.

Gross margin rate for our Healthcare Apparel segment was 38.4% for the year ended December 31, 2024 and 37.1% for the year ended December 31, 2023. The rate increase was primarily driven by lower supply chain costs.

Gross margin rate for our Contact Centers segment was 53.8% for the year ended December 31, 2024 and 53.7% for the year ended December 31, 2023. The rate remained flat year over year as cost increases kept pace with revenue increases.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 35.3% for the year ended December 31, 2024 and 33.9% for the year ended December 31, 2023. The rate increase was primarily driven by increased commissions, employee related costs, increased expenditures related to marketing, advertising activities and the expiration of our written put option.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.7% for the year ended December 31, 2024 and 25.7% for the year ended December 31, 2023. The rate increase was primarily due to increased employee related costs and sales commissions, partially offset by a decrease in bad debts expense for customer accounts.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.5% for the year ended December 31, 2024 and 33.6% for the year ended December 31, 2023. The rate increase was primarily attributable to an increase in expenditures related to marketing and advertising activities along with employee related costs which were partially offset by expense leverage on increased net sales.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 44.4% for the year ended December 31, 2024 and 43.4% for the year ended December 31, 2023. The rate increase was primarily attributable to an increase in employee related expenses, including both headcount and select pay rate increases to support sales growth, as well as, an increase in bad debts expense.

Selling and administrative expenses for our Other segment, which represents unallocated Corporate costs, increased by $3.0 million, primarily driven by an increase in employee related costs, third party professional services and the fair value recognition of a written put option which expired in the second quarter of 2024.

Interest Expense

Interest expense decreased to $6.4 million for the year ended December 31, 2024 from $9.7 million for the year ended December 31, 2023. This decrease was due to a $30.7 million decrease in our weighted average outstanding borrowings along with a decrease in the weighted average interest rate on those borrowings from 6.7% for the year ended December 31, 2023 to 5.5% for the year ended December 31, 2024.

Income Taxes

Income tax expense increased to $2.3 million for the year ended December 31, 2024 from $1.0 million for the year ended December 31, 2023. The effective tax rate was 16.0% and 10.2% for the year ended December 31, 2024 and 2023, respectively. Income tax expense and the effective tax rate for the year ended December 31, 2024 and 2023 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from year to year due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Liquidity and Capital Resources

Liquidity Analysis

Short-Term Liquidity

For the next twelve months, our primary capital requirements are for capital to maintain our operations, meet contractual obligations, primarily consisting of our revolving credit facility, term loan, operating leases and acquisition-related contingent liabilities, and fund capital expenditures, dividends, stock repurchases, any potential merger and acquisition activity and other general corporate purposes. We currently anticipate that we will spend more in capital expenditures in 2025 than we spent in 2024. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements for the next twelve months.

Long-Term Liquidity

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, stock repurchases, any potential merger and acquisition activity and the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company's material contractual obligations include outstanding debt, operating leases, long-term pension liability and non-qualified deferred compensation plan liabilities in Other Liabilities. For additional details related to the Company’s long-term contractual obligations for long-term debt see Note 5, for contractual obligations for leases see Note 14 and for contractual obligations for acquisition-related contingent liabilities see Note 7. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements. Please refer to Notes 5 and 15 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for our contractual obligations, including schedules of future minimum payments.

Cash Requirements

Working Capital Needs

The Company carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry. The Company also requires working capital to invest in new product lines and technologies.

Capital expenditures

Capital expenditures were $4.4 million and $5.0 million for the years ended December 31, 2024 and 2023, respectively.

Debt Service Obligations

In 2024 and 2023, we paid interest of $5.9 million and $9.6 million, respectively. The cost of borrowing decreased in 2024, with the weighted average interest rate on outstanding borrowings under our Credit Facilities of 5.5% at December 31, 2024 compared to 6.7% at December 31, 2023. As of December 31, 2024, the Company had undrawn capacity of $103.0 million under the revolving credit facility.

Sources of Capital and Liquidity

Cash on Hand

As of December 31, 2024, we had $18.8 million of cash on our balance sheet, of which $15.7 million of cash was held at foreign subsidiaries. Excess cash of $9.0 million from foreign operations may generally be transferred to operations in the US.

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and accessories, offset by cash payments made for raw materials, salaries and payroll related benefits, leases and other general corporate expenditures.

In 2024, net cash provided by operating activities was $33.4 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders primarily driven by the Company’s efforts to reduce outstanding receivable balances.

In 2023, net cash provided by operating activities was $78.9 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders primarily driven by the Company’s collection of receivable balances coupled with positive non-cash add-backs for contract assets and decreases in cash outflows for inventory.

Credit Facilities and Debt Activity

The Company’s primary source of liquidity has been its net income and the use of credit facilities and term loans. The Company has access to a Revolving Credit Facility with a maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions.

For the year ended December 31, 2024, the Company had $7.7 million of net debt payments, consisting of $50.0 million in payments on the revolving credit facility and $4.7 million of payments in the term loan. For the year ended December 31, 2023, the Company had $61.8 million in net debt payments, consisting of $64.0 million in payments on the revolving credit facility and $3.8 million in payments on the term loan. For the years ended December 31, 2024 and 2023, the Company had borrowings of $47.0 million and $6.0 million on the revolving credit facility, respectively. Both the debt payments and borrowings during 2024 and 2023 primarily related to the utilization of our revolving credit facility in the normal course of business.

In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Please refer to Note 5 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for additional details on our outstanding long-term debt.

Dividends and Share Repurchase Program

During the years ended December 31, 2024 and 2023, the Company paid cash dividends of $9.3 million and $9.2 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On August 9, 2024, the Company’s Board of Directors approved a new stock repurchase plan. Under the plan, the Company is authorized to repurchase up to $10 million of its common stock over a period of one year ending in August 2025. This plan replaces the May 2, 2019 plan, as amended, which authorized the repurchase of up to 750,000 shares. 92,549 shares had been repurchased under the May 2, 2019 plan as of August 9, 2024. No further shares will be repurchased under that plan. The new stock repurchase plan allows the Company to purchase common stock from time to time through, among other ways, open market purchases, privately negotiated transactions, block purchases, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s stock and general market conditions. The stock repurchase plan may be modified, suspended or terminated at any time, without prior notice. Shares repurchased may be reissued later in connection with employee benefit plans and other general corporate purposes. Shares purchased under the common stock repurchase plan are constructively retired and returned to unissued status. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. As of December 31, 2024, 523,472 shares have been purchased under the new plan and $2.6 million remains available to repurchase shares under the $10 million authorized.

Non-GAAP Financial Measure

EBITDA, which is a non-GAAP financial measure, is defined as net income excluding interest expense, income tax expense, depreciation and amortization expense and impairment charges. The Company believes EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences and (iii) asset base (depreciation and amortization). The Company uses EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

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

The following table reconciles net income to EBITDA (in thousands):

	Years Ended December 31,
	2024	2023
Net income	$12,004	$8,772
Interest expense	6,358	9,718
Income tax expense	2,290	997
Depreciation and amortization	13,185	13,995
Intangible assets impairment charge	260	-
EBITDA	$34,097	$33,482

Critical Accounting Estimates

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

Revenue Recognition

Revenue is measured at the amount of consideration we expect to receive in exchange for the goods or services. Variable consideration for estimated returns, allowances and other price variances is recorded based upon historical experience. Contract termination terms may involve variable consideration clauses such as sales discounts and customer rebates, and revenue is adjusted accordingly for these provisions. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Inventories

The Company at all times carries inventories of both raw materials and finished products. Inventories are stated at the lower of cost or net realizable value. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. Historical inventory usage, current revenue trends and market conditions are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, inventory write-downs may be required, which may be material. An additional write-down in value of 5% of inventories would result in additional expense of approximately $5.0 million.

Intangibles

Indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual impairment test in the fourth quarter based or on an interim basis if there are indicators of impairment present.

During the third quarter of 2024, the Company performed an interim impairment test on certain of its indefinite-lived trade name intangible assets within the Healthcare segment which resulted in an immaterial impairment of $0.3 million. We conducted a quantitative assessment using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates.

In determining the fair value of our trade name indefinite lived intangible assets as of September 30, 2024, we used the following key assumptions:

• A weighted-average royalty rate of 2.8%;

• A long-term growth rate of 3.0%; and

• An assumed discount rate of 16.5%

The Company performed its annual impairment test for definite-lived intangible assets in the fourth quarter of 2024 and 2023. As part of our annual impairment assessments the Company determined the fair values were greater than the carrying values.

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

Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2024.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2024, there was no significant change in total unrecognized tax benefits. As of December 31, 2024, we had an accrued liability of $0.9 million for unrecognized tax benefits. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2024 would have resulted in approximately $0.9 million in additional pre-tax interest expense for the year ended December 31, 2024. For further information regarding our debt instruments, see Note 5 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2024, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the years ended December 31, 2024 and 2023 foreign currency transaction gains (losses) were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income (loss) during the years ended December 31, 2024 and 2023, included a foreign currency translation adjustment loss of $3.4 million and a foreign currency translation adjustment gain of $0.7 million, respectively.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 11, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Indefinite-lived Intangible Assets – CID Resources Trade name

As described further in Note 9 to the financial statements, the Company has an indefinite-lived intangible asset related to the CID Resources trade name of approximately $13.9 million. This indefinite-lived intangible asset is reviewed at least quarterly by the Company for impairment assessment. The Company considers historical and projected financial performance as well as industry information. We identified the quantitative fair value assessment of the CID Resources trade name as a critical audit matter.

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

March 11, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024 and our report dated March 11, 2025 expressed an unqualified opinion on those financial statements.

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

March 11, 2025

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except shares and per share data)

	Years Ended December 31,
	2024	2023
Net sales	$565,676	$543,302

Costs and expenses:
Cost of goods sold	345,098	339,755
Selling and administrative expenses	199,926	184,060
Interest expense	6,358	9,718
	551,382	533,533
Income before income tax expense	14,294	9,769
Income tax expense	2,290	997
Net income	$12,004	$8,772

Net income per share:
Basic	$0.75	$0.55
Diluted	$0.73	$0.54

Weighted average shares outstanding during the period:
Basic	16,008,015	15,968,199
Diluted	16,504,384	16,159,308

Other comprehensive income (loss), net of tax
Defined benefit pension plans	$301	$(9)
Foreign currency translation adjustment	(3,375)	735
Other comprehensive income (loss)	(3,074)	726
Comprehensive income	$8,930	$9,498

Cash dividends per common share	$0.56	$0.56

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$18,766	$19,896
Accounts receivable	95,092	103,494
Inventories	96,675	98,067
Contract assets	51,688	48,715
Prepaid expenses and other current assets	10,831	9,188
Total current assets	273,052	279,360
Property, plant and equipment, net	41,879	46,890
Operating lease right-of-use assets	15,567	17,909
Deferred tax asset	13,835	12,356
Intangible assets, net	51,137	51,160
Goodwill	2,304	-
Other assets	17,360	14,775
Total assets	$415,134	$422,450

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,942	$50,520
Other current liabilities	44,367	43,978
Current portion of long-term debt	5,625	4,688
Current portion of acquisition-related contingent liabilities	814	1,403
Total current liabilities	101,748	100,589
Long-term debt	80,410	88,789
Long-term pension liability	13,315	13,284
Long-term acquisition-related contingent liabilities	935	557
Long-term operating lease liabilities	10,486	12,809
Other long-term liabilities	9,384	8,784
Total liabilities	216,278	224,812
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 16,484,921 and 16,564,712 shares, respectively	16	16
Additional paid-in capital	84,060	77,443
Retained earnings	120,139	122,464
Accumulated other comprehensive loss, net of tax	(5,359)	(2,285)
Total shareholders’ equity	198,856	197,638
Total liabilities and shareholders’ equity	$415,134	$422,450

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2023	16,376,683	$16	$72,615	$122,979	$(3,011)	$192,599
Issuance of common stock under stock incentive plans and related tax effect	188,029	-	274	(99)	-	175
Share-based compensation expense	-	-	3,787	-	-	3,787
Written put options	-	-	767	-	-	767
Cash dividends declared ($0.56 per share)	-	-	-	(9,188)	-	(9,188)
Net income	-	-	-	8,772	-	8,772
Pensions, net of taxes of $3	-	-	-	-	(9)	(9)
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	735	735
Balance, December 31, 2023	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Issuance of common stock under stock incentive plans and related tax effect	443,681	-	2,526	(214)	-	2,312
Common shares repurchased and retired	(523,472)	-	(2,586)	(4,831)	-	(7,417)
Share-based compensation expense	-	-	4,270	-	-	4,270
Written put options	-	-	2,407	-	-	2,407
Cash dividends declared ($0.56 per share)	-	-	-	(9,284)	-	(9,284)
Net income	-	-	-	12,004	-	12,004
Pensions, net of taxes of $100	-	-	-	-	301	301
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(3,375)	(3,375)
Balance, December 31, 2024	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,004	$8,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,185	13,995
Inventory write-downs	2,423	2,346
Share-based compensation expense	4,270	3,787
Deferred income tax benefit	(1,581)	(1,635)
Change in fair value of acquisition-related contingent liabilities	437	(189)
Change in fair value of written put options	653	489
Other, net	739	749
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	7,977	1,051
Contract assets	(3,434)	4,310
Inventories	(1,031)	24,672
Prepaid expenses and other current assets	(2,375)	8,515
Other assets	(2,953)	(2,222)
Accounts payable and other current liabilities	1,934	13,310
Payment of acquisition-related contingent liabilities	(686)	(279)
Long-term pension liability	433	407
Other long-term liabilities	1,433	851
Net cash provided by operating activities	33,428	78,929

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,435)	(4,963)
Acquisition of business	(4,000)	-
Other investments	-	(545)
Net cash used in investing activities	(8,435)	(5,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	47,000	6,000
Payments under revolving lines of credit	(50,000)	(64,000)
Payment of term loan	(4,687)	(3,750)
Debt issuance costs	-	(300)
Payment of cash dividends	(9,284)	(9,188)
Payment of acquisition-related contingent liabilities	(897)	(553)
Proceeds received on exercise of stock options	1,128	175
Shares withheld for taxes	(317)	-
Common stock reacquired and retired	(7,417)	-
Net cash used in financing activities	(24,474)	(71,616)

Effect of currency exchange rates on cash	(1,649)	369
Net (decrease) increase in cash and cash equivalents	(1,130)	2,174
Cash and cash equivalents balance, beginning of year	19,896	17,722
Cash and cash equivalents balance, end of year	$18,766	$19,896

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$2,303	$(978)
Interest paid	$5,917	$9,588

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

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities, and are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices or operations in the United States, Canada and Brazil, with support services in China and India.

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

Reclassifications

The accompanying financial statements for the previous year contain certain reclassifications to conform to the presentation used in the current period. Reclassifications only impact items within our statements of comprehensive income, our balance sheets and our statements of cash flows. These reclassifications did not have an effect on the Company’s consolidated results of operations, financial position or cash flows for the year ended December 31, 2024.

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

Revenue recognition

Revenue from contracts with customers is recognized using a five-step model consisting of the following: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled to in exchange for those goods or services, including the expected value of variable consideration.

The Company records contract assets when revenue is recognized but has not yet invoiced the customer. This occurs when costs are incurred for the production of goods with customers for which we recognize revenue over time but the associated revenues have not been billed to the customer. Contract liabilities are recorded for arrangements where the Company has billed the customer but has not shipped the goods and the transaction does not meet the criteria for bill and hold revenue recognition.

The Company also has bill and hold arrangements with certain customers.  For these arrangements, control over the product is transferred when the product is ready for physical transfer to the customer, as we have a present right to payment, the customer can direct the use of the product (i.e., request shipment to its facility), and legal title has passed to the customer. Revenue is recognized at the time the product is produced and we have transferred control to the customer.

For our Branded Products and Healthcare Apparel segments, revenue is primarily generated from the sale of finished products to customers. Revenues for our Branded Products and Healthcare Apparel segments are recognized when the performance obligations under the contract terms are satisfied. For certain contracts with customers in which the Company has an enforceable right to payment for goods with no alternative use, revenue is recognized over time upon receipt of finished goods into inventory. Revenue for goods that do have an alternative use or that the customer is not obligated to purchase under the terms of a contract is generally recognized when the goods are transferred to the customer. Revenue from the sale of personal protective equipment, including facemasks, is generally recognized at a point in time when the goods are transferred to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. The Company includes shipping and handling fees billable to customers in net sales. Shipping and handling activities that occur after the transfer of promised goods are accrued as control is transferred to the customer rather than being treated as a separate performance obligation.

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

Leases

The Company primarily leases factories, warehouses, call centers, office space and equipment for various terms under long-term, non-cancelable operating lease agreements. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term and a lease liability represents the Company’s obligation to make lease payments arising from the lease. The Company’s leases generally have expected lease terms of one to eight years. In the normal course of business, it is expected that the Company’s leases will be renewed or replaced by leases on other properties. Options to renew lease terms are included in determining the right-of-use asset and lease liability when it is reasonably certain that the Company will exercise that option. Certain of the lease agreements include rental payments adjusted periodically for inflation and generally require the Company to pay real estate taxes, insurance, and repairs. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company elected the short-term lease exception guidance under ASC 842.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to future net cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. There were no material impairments of long-lived assets for the years ended December 31, 2024 and 2023.

Goodwill and Indefinite-lived intangible assets

The Company has made acquisitions that include both goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual impairment test in the fourth quarter based on their estimated fair value. We test more frequently if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trade names may not be recoverable. Examples of such events and circumstances that the Company would consider include the following:

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

Contingent Consideration

Contingent consideration relating to consideration transferred in exchange for an acquired business is recognized at its estimated fair value at the acquisition date. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Recognition of any changes in fair value are included in selling and administrative expenses in our statements of comprehensive income.

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

Share-based compensation

The Company awards share-based compensation as an incentive for employees to contribute to the Company’s long-term success. The Company grants options, stock-settled stock appreciation rights, restricted stock and performance shares. The Company recognizes share-based compensation expense for all awards granted to employees, which is based on the fair value of the award on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock compensation awards requires the input of certain highly complex and subjective assumptions, including the expected life of the stock compensation awards and the Company’s common stock price volatility, risk free interest rate and dividend rate. The assumptions used in calculating the fair value of stock compensation awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and the Company deems it necessary to use different assumptions, stock compensation expense could be materially different from what has been recorded in the current period. Forfeitures of share-based compensation awards are recognized as they occur.

Other comprehensive income (loss)

Comprehensive income (loss) includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income (loss) consists of defined benefit pension plan activities and foreign currency translation adjustments. The related tax effects of these items are recorded in income tax expense within the statements of comprehensive income, upon reclassification from accumulated other comprehensive income (loss), net of tax.

Foreign Currency Translations and Transactions

Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period. Changes in the carrying values of these assets and liabilities attributable to fluctuations in spot rates are recognized in net foreign currency translation adjustment, a component of accumulated other comprehensive income (loss), net of tax. Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency are remeasured from the applicable currency to the reporting entity’s functional currency. Gains or losses resulting from transactions denominated in other currencies are recognized in net income each period. The majority of the Company’s transactions are settled in U.S. dollars.

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2024 and 2023, the Company had no customer with an accounts receivable balance greater than 10% of total accounts receivable.

Principal raw materials used to manufacture the Company’s finished goods include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The majority of such fabrics are sourced in China, either directly by us or our suppliers. If we are unable to continue to obtain our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Further, the Company and the Company’s suppliers generally source or manufacture finished goods in parts of the world that may be affected by economic uncertainty, political unrest, logistical challenges (such as port strikes and embargos), foreign currency fluctuations, labor disputes, health emergencies, natural disasters or the imposition of duties, tariffs or other import regulations by the United States, any of which could result in additional cost or limit our supply of necessary goods and raw materials.

Written Put Options

During the second quarter of 2022, the Company entered into written put options with a former employee that, if exercised by the former employee, required the Company to repurchase up to 207,970 shares of its common stock at fair market value (as defined in the agreement), subject to certain limitations. The original fair value of the written put options upon entering into the agreement was $3.6 million. The written put options were liabilities under ASC 480, “Distinguishing Liabilities from Equity” because the options embodied obligations to repurchase the Company’s shares by paying cash. As of December 31, 2023, the fair value of the written put options were $1.8 million. The fair value of the written put options was based directly on the Company’s stock price and were included in other current liabilities in our balance sheets. The written put options expired after twenty-four months and contained certain quarterly maximums. During the twelve months ended December 31, 2024, the remaining unexpired options for 132,924 shares expired resulting in a $2.4 million reduction in other current liabilities with an offset to additional paid-in capital. Unrealized gains and losses from changes in the fair value of the written put options were included within selling and administrative expenses in our statements of comprehensive income.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2024 and 2023, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures". The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker ("CODM"). The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We have adopted the disclosure requirements of ASU 2023-07 in our consolidated financial statements as of and for the year ended December 31, 2024. The adoption of the ASU only impacted our disclosures, which are on a retrospective basis, with no impacts on our results of operations, cash flows or financial condition. The Company’s adoption of this standard did not have a material impact on its financial statements. See Note 2 for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses“ The ASU requires the disclosure of additional information about specific categories of costs and expenses in the notes to the consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in additional disclosures. We are currently evaluating the provisions of this ASU.

NOTE 2 – Operating Segment Information:

The Company manages and reports the following segments:

Branded Products segment: Primarily through our signature marketing brands BAMKO® and HPI®, we produce and sell customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail, hotel, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States and Brazil, with support services in China and India.

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

Intersegment eliminations include the elimination of revenues and costs from services provided by the Contact Centers segment to the Company’s two other segments. Such costs are recognized as selling and administrative expenses in the Branded Products and Healthcare Apparel segments. Income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are presented within Other in the table below.

The chief operating decision maker, who is the Company’s Chief Executive Officer, evaluates the performance of our segments. Segment EBITDA is the profitability metric reported to the Company’s CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment EBITDA is calculated as net sales less cost of goods sold and selling and administrative expenses. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Year Ended December 31, 2024:
Net sales	$353,314	$119,191	$96,949	$(3,778)	$-	$565,676
Cost of goods sold	228,591	73,445	44,742	(1,680)	-	345,098
Gross margin	124,723	45,746	52,207	(2,098)	-	220,578
Selling and administrative expenses	94,384	41,149	42,999	(2,098)	23,492	199,926
Depreciation and amortization	5,948	3,892	2,968	-	377	13,185
Intangible assets impairment charge	-	260	-	-	-	260
Segment EBITDA	$36,287	$8,749	$12,176	$-	$(23,115)	$34,097

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Year Ended December 31, 2023:
Net sales	$342,680	$113,878	$91,500	$(4,756)	$-	$543,302
Cost of goods sold	228,053	71,597	42,352	(2,247)	-	339,755
Gross margin	114,627	42,281	49,148	(2,509)	-	203,547
Selling and administrative expenses	88,225	38,209	39,682	(2,509)	20,453	184,060
Depreciation and amortization	6,744	3,925	2,942	-	384	13,995
Segment EBITDA	$33,146	$7,997	$12,408	$-	$(20,069)	$33,482

The following table reconciles total Segment EBITDA to income before income tax expense:

	Years Ended December 31,
	2024	2023
Income before income tax expense	$14,294	$9,769
Interest expense	6,358	9,718
Depreciation and amortization	13,185	13,995
Intangible assets impairment charge	260	-
Segment EBITDA	$34,097	$33,482

NOTE 3 – Net Sales:

The following table presents disaggregated revenue by operating segment for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Branded Products Segment:
Branded products	$353,271	$342,456
Personal protective equipment	43	224
Total Branded Products Segment	$353,314	$342,680

Healthcare Apparel Segment:
Healthcare apparel	$115,553	$110,871
Personal protective equipment	3,638	3,007
Total Healthcare Apparel Segment	$119,191	$113,878

Contact Centers Segment:
Total Contact Centers Segment	$96,949	$91,500

Net intersegment eliminations	(3,778)	(4,756)

Consolidated Net Sales	$565,676	$543,302

Branded Products and Contact Center segments have a substantial number of customers, none of which accounted for more than 10% of either segment’s 2024 net sales. Our Healthcare Apparel segment has one customer who accounts for 10% of the segment’s 2024 net sales.

The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606.  Sales under bill-and-hold arrangements totaled $33.6 million and $14.3 million, for the years ended  December 31, 2024 and 2023, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2024	2023
Accounts receivable	$95,092	$103,494
Current contract assets	51,688	48,715
Current contract liabilities	2,833	5,346

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. Accounts receivable, current contract assets, and current contract liabilities were $104.8 million, $53.0 million, and $2.2 million, respectively for the year ended December 31, 2022. The majority of the amounts included in contract assets on December 31, 2023 were transferred to accounts receivable during the year ended December 31, 2024. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. The contract liability balance as of December 31, 2023 was recognized into revenue during the twelve-months ended December 31, 2024

NOTE 4 – Net Income Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, unvested shares of restricted stock and unvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2024 and 2023 (net income is presented in thousands):

	Years Ended December 31,
	2024	2023
Net income (in thousands)	$12,004	$8,772

Weighted average shares outstanding - basic	16,008,015	15,968,199
Dilutive common stock equivalents	496,369	191,109
Weighted average shares outstanding - diluted	16,504,384	16,159,308
Net income per share:
Basic	$0.75	$0.55
Diluted	$0.73	$0.54

Awards to purchase 329,848 and 1,113,935 shares of common stock with weighted average exercise prices of $21.36 and $15.95, were outstanding during the years ended December 31, 2024 and 2023, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2024	2023
Credit Facilities:
Revolving credit facility due August 2027	$22,000	$25,000
Term loan due August 2027	64,688	69,375
Less: unamortized debt issuance costs	(653)	(898)
Total debt	$86,035	$93,477
Less:
Current portion of long-term debt	5,625	4,688
Long-term debt	$80,410	$88,789

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 5.5% at December 31, 2024. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2024, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: 2025 - $5.6 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of December 31, 2024, the Company was in compliance with these ratios.

Debt Maturity Schedule

Contractual maturities of the Credit Facilities (excluding interest to be accrued thereon) at December 31, 2024 are as follows (in thousands):

2025	$5,625
2026	6,563
2027	74,500
2028	-
2029	-
Thereafter	-
Total debt	$86,688

NOTE 6 – Acquisitions:

On  December 4, 2024, the Company, through BAMKO, acquired substantially all of the assets of Cormark Inc. doing business as 3Point Brand Management ("3Point" or "acquired company"), for a total purchase price of $6.4 million. The acquired company is an advertising company that specializes in creating a brand for some the country’s biggest brands through apparel, promotional marketing and other products. The purchase price for the acquisition consisted of the following: (a) $4.0 million of cash consideration, (b) the issuance of 89,445 restricted shares of Superior’s common stock valued at $1.5 million, and (c) estimated contingent future payments of $0.9 million based on the results of the acquired business through  December 2027. The restricted shares vest ratably over a three-year period and are subject to transfer restrictions. Total goodwill recorded in connection with the acquisition was $2.3 million, and was assigned to the Branded Products reportable segment.

NOTE 7 – Contingencies:

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

The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of December 31, 2024 was $0.8 million, all of which is expected to be paid in the third quarter of 2025. In the third quarter of 2024, $1.0 million was paid for the 2023 measurement period. The total estimated undiscounted remaining payment related to this contingent consideration payable is between $0.8 million and $1.0 million. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of December 31, 2024 was $0.9 million, of which $0.9 million is expected to be paid in the second quarter of 2026. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three year measurement period. The Company will continue to evaluate the acquired company's liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. The ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

NOTE 8 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2024	2023
Finished goods	$74,640	$72,370
Work in process	684	671
Raw materials	21,351	25,026
Inventories	$96,675	$98,067

NOTE 9 - Intangible Assets and Goodwill:

Intangible Assets

The carrying amounts of indefinite-lived trade names are summarized as follows (dollars in thousands):

Indefinite-lived Intangible Assets	Segment	Carrying Amount, December 31, 2023	Impairment Charges	Carrying Amount, December 31, 2024
Trade names:
HPI	Branded Products	$4,700	$-	$4,700
BAMKO	Branded Products	8,900	-	8,900
CID Resources(1)	Healthcare Apparel	14,160	(260)	13,900
Total		$27,760	$(260)	$27,500

(1)	Includes trade names and trademarks associated with CID Resources and Wink®.

As described in Note 1, the Company performs its annual impairment test for definite-lived intangible assets in the fourth quarter. As part of our annual impairment test the Company determined the fair values were greater than the carrying values. A quantitative impairment test was performed in the third quarter of 2024. As a result of this assessment the Company recognized a $0.3 million impairment charge during the year ended December 31, 2024. As a result of our annual assessment for the year ended December 31, 2023 there was no impairment.

Intangible assets as of December 31, 2024 and December 31, 2023 are summarized as follows (dollars in thousands):

		December 31, 2024		December 31, 2023
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	10.9	$53,798	$(30,976)	$50,198	$(27,417)
Non-compete agreements (3-7 year life)	5.3	1,778	(1,587)	1,712	(1,507)
Trademarks	9.1	464	(160)	414	(118)
Trade names	2.0	1,030	(710)	710	(592)
Total		$57,070	$(33,433)	$53,034	$(29,634)

As part of the acquisition disclosed in Note 6, total intangible assets recorded to the Branded Products segment were valued at $4.0 million, of which $3.6 million related to the customer relationship intangible asset.

Amortization expense for intangible assets for the years ended December 31, 2024 and 2023 was $3.8 million and $4.6 million, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2025	$3,592
2026	3,585
2027	3,384
2028	3,036
2029	2,391
Thereafter	7,649
Total	$23,637

Goodwill

As described in Note 6, the Company acquired $2.3 million of goodwill as a result of its acquisition of 3Point, all of which was recorded in our Branded Products reportable segment.

NOTE 10 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$2,494	$2,494
Buildings, improvements and leaseholds	23,801	16,929
Machinery, equipment and fixtures	93,488	98,590
	119,783	118,013
Accumulated depreciation	(77,904)	(71,123)
Property, plant and equipment, net	$41,879	$46,890

Depreciation expense was $9.4 million and $9.4 million in 2024 and 2023, respectively.

NOTE 11 – Income Tax Expense:

The components of income before income tax expense are as follows (in thousands):

	Years Ended December 31,
	2024	2023
Domestic	$(2,466)	$(6,585)
Foreign	16,760	16,354
Income before income tax expense	$14,294	$9,769

Aggregate income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2024	2023
Current:
Federal	$1,472	$455
State and local	477	401
Foreign	1,922	1,776
	3,871	2,632
Deferred Taxes:
Deferred tax benefit	(1,581)	(1,635)

Income tax expense	$2,290	$997

The significant components of the deferred income tax asset are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Pension accruals	$3,414	$3,578
Operating reserves and other accruals	9,077	6,613
Book carrying value in excess of tax basis of intangibles	1,808	1,831
Capitalized research expenses	3,502	2,547
Disallowed interest	736	2,167
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(4,123)	(3,950)
Deferred expenses	(579)	(430)
Net deferred income tax asset	$13,835	$12,356

The difference between the total statutory Federal income tax rate and the actual effective income tax rate is accounted for as follows:

	Years Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal income tax benefit	4.5%	2.5%
Rate impacts due to foreign operations	(9.4%)	(12.8%)
Compensation related	1.9%	2.1%
General business credits	(3.4%)	(3.1%)
Other	1.4%	0.5%
Effective income tax rate	16.0%	10.2%

The effective tax rate is the result of a variety of factors, and is primarily dependent on our jurisdictional mix of earnings across the Company’s domestic and foreign operations as well as applicable statutory tax rates and unrealized gains and losses associated with share-based compensation.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) included certain provisions that continue to affect our income taxes, which, among other things, include interest deduction limitations and global intangible low taxed income regulations (“GILTI”).

The 2024 reduction of overall interest expense along with the Company’s increased level of income resulted in no current year limitation of interest expense deductibility. The Company utilized a portion of its disallowed interest deferred tax asset, resulting in a favorable interest expense deduction. The remaining deferred tax assets associated with the disallowed interest expense have an indefinite life and do not expire. Management believes these deferred tax assets are more likely than not to be realized and therefore no valuation allowance has been recorded.

The TCJA imposed a U.S. tax on GILTI that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2024.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2024 and 2023, we had $0.9 million and $0.8 million of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate. We do not expect any significant amount of this liability to be paid in the next twelve months. Accordingly, the balance of $0.9 million as of December 31, 2024 is included in other long-term liabilities.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	December 31,
	2024	2023
Balance at the beginning of year	$796	$807
Additions for tax positions of prior years	217	105
Reductions due to lapse of statute of limitations	(102)	(116)
Balance at the end of year	$911	$796

We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in other long-term liabilities in our balance sheet. During the years ended December 31, 2024 and 2023 there was no significant reduction to the liability for interest and penalties due to any lapses in statute of limitations. At December 31, 2024 and 2023, we had $0.3 million and $0.3 million, respectively, accrued for interest and penalties, net of tax benefit.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $0.2 million within the next twelve months due to the closure of tax years by expiration of the statute of limitations and audit settlements related to various state tax filing positions.

As a global organization, we file a U.S. federal income tax return as well as income tax returns in various states, and in non U.S. jurisdictions. As of December 31, 2024, the statute of limitations for the U.S. federal tax years 2020 through 2023 remain open to examination. For U.S. state and local jurisdictions tax years 2018 through 2023 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2018 through 2023.

NOTE 12 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive and Awards Plan (the “2022 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2022 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2024, the Company had 605,983 shares of common stock available for grant for share-based compensation awards under the 2022 Plan. The 2022 Plan replaced the 2013 Plan. No new awards will be granted under the 2013 Plan, but outstanding awards granted under the 2013 Plan will continue unaffected.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2024	2023
Stock options and SARs	$1,018	$1,279
Restricted stock	2,237	2,560
Performance shares	1,015	(52)
Total share-based compensation expense	$4,270	$3,787

Related income tax benefit	$902	$767

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

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2024	2023
Stock Options:
Risk free interest rate	4.3% - 4.5%	3.5% - 4.9%
Expected award life (years)	3 - 6	3-10
Expected volatility	45.7% - 56.7%	46.9% - 67.8%
Expected dividend yield	2.8% - 4.1%	4.7% - 7.1%
Weighted average fair value per share at grant date	$4.27	$4.14

SARs:
Risk free interest rate	4.3%	4.0%
Expected award life (years)	3	3
Expected volatility	45.7%	67.8%
Expected dividend yield	4.1%	4.7%
Weighted average fair value per share at grant date	$3.80	$4.58

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

A summary of stock option transactions during the year ended December 31, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	953,176	$14.73	2.80	$1,718
Granted	183,800	14.38
Exercised	(123,595)	10.71
Lapsed or cancelled	(218,949)	16.14
Outstanding, December 31, 2024	794,432	14.89	2.99	2,634
Exercisable, December 31, 2024	339,069	18.61	1.93	570

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2024 and 2023 had intrinsic values of $0.9 million and $0.1 million, respectively. During the years ended December 31, 2024 and 2023 the Company received $1.1 million and $0.2 million, respectively, in cash from stock option exercises. No current tax benefits on stock option exercises were recognized during the years ended December 31, 2024 and 2023. Additionally, during the years ended December 31, 2024 and 2023 the Company received 12,366 and 7,627 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 19,899 and 9,115 shares, respectively, of its common stock. As of December 31, 2024, the Company had $0.6 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of one year.

A summary of stock-settled SARs transactions during the year ended December 31, 2024 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2024	292,508	$14.35	2.07	$506
Granted	79,128	13.84
Exercised	(19,032)	8.43
Lapsed or cancelled	(81,770)	19.23
Outstanding, December 31, 2024	270,834	13.14	2.10	1,071
Exercisable, December 31, 2024	136,630	13.41	0.54	578

SARs exercised during the years ended December 31, 2024 and 2023 had intrinsic values of $0.2 million and $0.2 million, respectively. No current tax benefits on SAR exercises were recognized during the years ended December 31, 2024 and 2023. As of December 31, 2024, the Company had $0.2 million in unrecognized compensation related to nonvested SARs to be recognized over the remaining weighted average vesting period of one year.

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

A summary of restricted stock transactions during the year ended December 31, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	428,366	$18.14
Granted	369,748	15.39
Vested	(107,093)	23.15
Forfeited	(34,029)	19.75
Outstanding, December 31, 2024	656,992	15.69

The table above includes 89,445 restricted shares issued in the acquisition of 3Point. See Note 6 for additional details.

As of December 31, 2024, the Company had $5.1 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.8 years.

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

On May 1, 2024, the Compensation Committee approved the Company entering into a grant of 125,000 and 75,000 performance shares to Michael Benstock, Chief Executive Officer and Michael Koempel, Chief Financial Officer, respectively, under the 2022 Equity Incentive and Awards Plan. The performance shares agreements were executed on May 6, 2024. Each performance share represents a contingent right to receive one share of common stock. The performance shares will vest if, in each case and during a four-year performance period beginning on January 1, 2024, subject to additional requirements, the average closing price of the Company’s common stock over a rolling thirty (30) day period equals or exceeds 115%, 130%, and 150% of the closing share price on May 10, 2024 and the executive is still employed by the Company twelve (12) months after the applicable stock price condition has been satisfied. The fair value and derived service periods of the shares were determined based on a Monte Carlo valuation model, which includes estimates of the Company’s stock price volatility of 50% and a risk free rate assumption of 4.6%. Expense for these grants is being recognized on a straight-line basis over each tranche’s derived service period.

A summary of performance share transactions during the year ended December 31, 2024 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2024	283,521	$18.13
Granted	200,000	14.73
Vested	(14,068)	17.77
Forfeited	(99,439)	19.62
Outstanding, December 31, 2024	370,014	15.91

As of December 31, 2024, the Company had $2.1 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 1.3 years.

NOTE 13 – Stock Repurchase Plan:

On August 9, 2024, the Company’s Board of Directors approved a stock repurchase plan. Under the plan, the Company is authorized to repurchase up to $10 million of its common stock over a period of one year ending in August 2025. This plan replaces the May 2, 2019 plan, as amended, which authorized the repurchase of up to 750,000 shares. 92,549 shares had been repurchased under the May 2, 2019 plan as of August 9, 2024. No further shares will be repurchased under that plan. The new stock repurchase plan allows the Company to purchase common stock from time to time through, among other ways, open market purchases, privately negotiated transactions, block purchases, and/or pursuant to Rule 10b5-1 trading plans, subject to applicable securities laws and other legal requirements and relevant factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s stock and general market conditions. The stock repurchase plan may be modified, suspended or terminated at any time, without prior notice. Shares repurchased may be reissued later in connection with employee benefit plans and other general corporate purposes. Shares purchased under the common stock repurchase plan are constructively retired and returned to unissued status.

As of December 31, 2024, 523,472 shares have been purchased under the new plan and $2.6 million remains available to repurchase shares under the $10 million authorized.

NOTE 14 – Leases:

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease expense	$5,123	$4,495
Short-term lease expense	431	609
Total lease expense	$5,554	$5,104

Cash flow and noncash information related to our operating leases were as follows (in thousands):

	Years Ended December 31,
	2024	2023
Operating cash flows – cash paid for operating lease liabilities	$4,481	$3,368
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$1,533	$13,908

Other supplemental information related to our operating leases was as follows:

	Years Ended December 31,
	2024	2023
Weighted-average remaining lease term (in years)	4.7	4.6
Weighted average discount rate	6.78%	6.57%

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating Leases
2025	$4,495
2026	4,403
2027	3,522
2028	3,246
2029	1,282
Thereafter	503
Total lease payments	17,451
Less imputed interest	2,393
Present value of lease liabilities	$15,058

NOTE 15 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) which includes one active participant. As of December 31, 2024 and 2023, the Company’s projected benefit obligation under the unfunded SERP was $13.6 million and $13.6 million, respectively. Net periodic pension costs for the twelve-months ended December 31, 2024 and 2023 were $0.8 million and $0.9 million, respectively, and are recorded within selling and administrative expenses in our consolidated statements of comprehensive income. Contributions to the plan are made in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following table presents the weighted-average assumptions used to determine benefit obligations as of  December 31, 2024 and 2023:

	Discount Rate	Long Term Rate of Return	Salary Scale
2023	4.73%	N/A	3.00%
2024	5.37%	N/A	3.00%

The following table includes projected benefit payments for the years indicated (in thousands):

Years	Payments
2025	$323
2026	1,762
2027	1,073
2028	1,062
2029	1,070
2030-2034	5,024

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $5.0 million and $4.5 million at December 31, 2024 and 2023, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2024 and  2023 we recognized investment gains of $0.5 million and $0.6 million, respectively, on the cash surrender value of these life insurance contracts.

In connection with the Company's Non-Qualified Deferred Compensation Plan we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $10.3 million and $9.2 million at December 31, 2024 and 2023, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $8.3 million and $7.9 million as of December 31, 2024 and 2023, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 25% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company expensed employer matching contributions of $0.6 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.

NOTE 16 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance at the beginning of year	$4,237	$7,622
Credit loss expense	232	539
Write-Off of Accounts Receivable	(1,368)	(3,924)
Balance at the end of year	$3,101	$4,237

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2024	2023
Balance at the beginning of year	$1,408	$2,090
Provision for returns and allowances	4,335	4,678
Actual returns and allowances paid to customers	(4,151)	(5,360)
Balance at the end of year	$1,592	$1,408

Other current liabilities consisted of the following (in thousands)

	December 31,
	2024	2023
Salaries, wages, commissions and other compensation	$18,544	$14,599
Contract liabilities	2,833	5,346
Accrued rebates	1,593	1,409
Current operating lease liabilities	4,572	4,231
Written put options	-	1,754
Customer deposits	7,750	7,797
Other accrued expenses	9,075	8,842
Other current liabilities	$44,367	$43,978

NOTE 17 – Subsequent Events:

On March 7, 2025, the Board of Directors approved a new stock repurchase plan which authorizes the Company to repurchase up to an additional $17.5 million worth of its common stock. This plan will be in effect upon completion or expiration of the previous plan approved by the Board of Directors on August 12, 2024, which had authorized the repurchase of up to $10 million and through which the Company had purchased 523,472 shares for $7.4 million through year-end 2024.

On March 7, 2025, the Company, entered into a Second Amendment to the Credit Agreement among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto (the “Lenders”), and PNC Bank, National Association, as administrative agent for the Lenders, pursuant to which the Company is now allowed to make restricted payments in an amount not to exceed $30 million in any fiscal year, up from $20 million previously, which increase will allow the Company greater flexibility in paying dividends and funding share repurchases.

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

Changes in Internal Control over Financial Reporting

The Company’s management, under the oversight of the Audit Committee, took the following actions to remediate the material weakness relating to certain proprietary information technology systems of the Contact Centers segment identified as of December 31, 2022: (i) deployed enhanced change management controls and reassessed approval authority levels in order to better manage access and program changes within our proprietary system; (ii) implemented processes and controls to better identify and manage segregation of duties; and (iii) designed and implemented additional enhanced review and monitoring controls.

Except as discussed above there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

During the quarter ended December 31, 2024, no director or officer adopted or terminated a contract, instruction or written plan disclosable under Item 408(a) of Regulation S-K.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2025 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2025 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2024:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation Plans approved by Security holders	1,065,266	$14.45	605,983
Equity compensation Plans not approved by Security holders	-	-	-
Total	1,065,266		605,983

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2025 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2025 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2025 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
	(a)(1)	Financial Statements. The following financial statements of Superior Group of Companies, Inc. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024 and 2023
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
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

10.18†,#	Employment Agreement, effective July 1, 2021, between The Office Gurus, LLC and Dominic Leide, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.18.1*,†, #	Amendment, dated November 4, 2024, to Employment Agreement between The Office Gurus, LLC and Dominic Leide.
10.19†,#	Change in Control Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.20†,#	Retention Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.21†,#	Amended and Restated Performance Share Award, dated July 1, 2021, granted to Dominic Leide, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.24†	Restricted Stock Award, dated July 8, 2021, granted to Jordan Alpert, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.25†,#	Performance Share Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.26†	Restricted Stock Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.27†,#	Employment Agreement, effective July 1, 2021, between BAMKO, LLC and Jake Himelstein, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.27.1*,†, #	Amendment, dated November 4, 2024, to Employment Agreement between BAMKO, LLC and Jake Himelstein.
10.28	Superior Group of Companies, Inc. 2022 Equity Incentive and Awards Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 31, 2022.
10.29†	Form of Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.30†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.31†	Form of Restricted Stock Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.32†	Form of Performance Share Agreement, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.33†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.34	Credit Agreement, dated as of August 23, 2022, among Superior Group of Companies, Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent for the Lenders filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2022, and incorporated herein by reference.
10.35†	Employment Agreement, effective February 13, 2024, between Superior Group of Companies, Inc. and Michael Koempel, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2024, and incorporated herein by reference.
10.36†	Performance Share Award, dated May 6, 2024, granted to Michael Benstock, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
10.37†	Performance Share Award, dated May 6, 2024, granted to Michael Koempel, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
10.38*,†	Restricted Stock Award, dated November 4, 2024, granted to Dominic Leide.
10.39*,†	Restricted Stock Award, dated November 4, 2024, granted to Jake Himelstein.

10.40*,†, #	Employment Agreement, effective May 13, 2022, between Superior Group of Companies, Inc. and Catherine Beldotti Donlan.
10.40.1*,†, #	Amendment, dated February 15, 2024, to Employment Agreement between Superior Group of Companies, Inc. and Catherine Beldotti Donlan.
10.41*,†,#	Performance Share Award, dated February 15, 2024, granted to Catherine Beldotti Donlan
10.42*,†	Employment Letter, dated February 13, 2024, between Superior Group of Companies, Inc. and Jordan Alpert.
14.1	Code of Business and Ethical Conduct of the Registrant, filed as Exhibit 14.1 to the Form 8-K filed on August 6, 2018 and incorporated herein by reference.
19.1*	Superior Group of Companies, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Written Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1†	Superior Group of Companies, Inc. Clawback Policy
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DATE: March 11, 2025

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

/s/ Michael Benstock
Michael Benstock, March 11, 2025
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael Koempel	/s/ Loreen Spencer
Michael Koempel, March 11, 2025	Loreen Spencer, March 11, 2025
Chief Financial Officer	(Director)
(Principal Financial and Accounting Officer)

/s/ Andrew D. Demott, Jr	/s/ Susan Lattmann
Andrew D. Demott, Jr., March 11, 2025	Susan Lattman, March 11, 2025
(Director)	(Director)

/s/ Paul Mellini	/s/ Venita Fields
Paul Mellini, March 11, 2025	Venita Fields, March 11, 2025
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, March 11, 2025
(Director)