Form 10-Q
period 2025-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2025-05-08
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

The number of shares of common stock of the registrant outstanding as of May 5, 2025 was 15,982,636 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$137,097	$138,842

Costs and expenses:
Cost of goods sold	86,656	83,525
Selling and administrative expenses	50,102	48,938
Interest expense, net	1,245	1,787
	138,003	134,250
(Loss) income before income tax (benefit) expense	(906)	4,592
Income tax (benefit) expense	(148)	680
Net (loss) income	$(758)	$3,912

Net (loss) income per share:
Basic	$(0.05)	$0.24
Diluted	$(0.05)	$0.24

Weighted average shares outstanding during the period:
Basic	15,599,655	16,028,032
Diluted	15,599,655	16,453,452

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	$7	$23
Foreign currency translation adjustment	1,011	(481)
Other comprehensive income (loss)	1,018	(458)
Comprehensive income	$260	$3,454

Cash dividends per common share	$0.14	$0.14

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,757	$18,766
Accounts receivable, net	92,539	95,092
Inventories	98,543	96,675
Contract assets	50,759	51,688
Prepaid expenses and other current assets	10,402	10,831
Total current assets	272,000	273,052
Property, plant and equipment, net	40,730	41,879
Operating lease right-of-use assets	14,667	15,567
Deferred tax asset	13,833	13,835
Intangible assets, net	50,207	51,137
Goodwill	2,304	2,304
Other assets	17,232	17,360
Total assets	$410,973	$415,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,809	$50,942
Other current liabilities	38,481	44,367
Current portion of long-term debt	5,625	5,625
Current portion of acquisition-related contingent liabilities	940	814
Total current liabilities	93,855	101,748
Long-term debt	90,065	80,410
Long-term pension liability	13,415	13,315
Long-term acquisition-related contingent liabilities	1,096	935
Long-term operating lease liabilities	9,666	10,486
Other long-term liabilities	8,447	9,384
Total liabilities	216,544	216,278
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 16,244,241 and 16,484,921 shares, respectively	15	16
Additional paid-in capital	83,930	84,060
Retained earnings	114,825	120,139
Accumulated other comprehensive loss, net of tax:	(4,341)	(5,359)
Total shareholders’ equity	194,429	198,856
Total liabilities and shareholders’ equity	$410,973	$415,134

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2025 AND 2024
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Issuance of common stock under stock incentive plans and related tax effect	179,011		549	(100)	-	449
Share-based compensation expense	-	-	1,015	-	-	1,015
Written put options	-	-	595	-	-	595
Cash dividends declared ($0.14 per share)	-	-	-	(2,330)	-	(2,330)
Comprehensive income (loss):
Net income	-	-	-	3,912	-	3,912
Pensions, net of taxes of $7	-	-	-	-	23	23
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(481)	(481)
Balance, March 31, 2024	16,743,723	$16	$79,602	$123,946	$(2,743)	$200,821

Balance, January 1, 2025	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	53,752	-	87	-		87
Common shares repurchased and retired	(294,432)	(1)	(1,500)	(2,276)	-	(3,777)
Share-based compensation expense	-	-	1,283	-	-	1,283
Cash dividends declared ($0.14 per share)	-	-	-	(2,280)	-	(2,280)
Comprehensive income (loss):
Net loss	-	-	-	(758)	-	(758)
Pensions, net of taxes of $2	-	-	-	-	7	7
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,011	1,011
Balance, March 31, 2025	16,244,241	$15	$83,930	$114,825	$(4,341)	$194,429

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(758)	$3,912
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,204	3,252
Inventory write-downs	441	420
Share-based compensation expense	1,283	1,015
Change in fair value of acquisition-related contingent liabilities	287	152
Change in fair value of written put options	-	392
Other, net	217	144
Changes in assets and liabilities, net of acquisition of a business:
Accounts receivable	2,607	9,607
Contract assets	1,069	(3,835)
Inventories	(2,191)	5,010
Prepaid expenses and other current assets	749	2,252
Other assets	113	(864)
Accounts payable and other current liabilities	(8,362)	(12,122)
Long-term pension liability	110	108
Other long-term liabilities	(757)	4
Net cash (used in) provided by operating activities	(1,988)	9,447

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,131)	(675)
Net cash used in investing activities	(1,131)	(675)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	19,000	7,000
Payments under revolving lines of credit	(8,000)	(10,000)
Payments of term loan	(1,406)	(937)
Payment of cash dividends	(2,280)	(2,330)
Payment of acquisition-related contingent liabilities	-	(557)
Proceeds received on exercise of stock options and shares withheld for taxes	87	449
Common shares repurchased and retired	(3,777)	-
Net cash provided by (used in) financing activities	3,624	(6,375)

Effect of currency exchange rates on cash	486	(253)
Net increase in cash and cash equivalents	991	2,144
Cash and cash equivalents balance, beginning of period	18,766	19,896
Cash and cash equivalents balance, end of period	$19,757	$22,040

See accompanying Condensed Notes to the Consolidated Financial Statements.

Superior Group of Companies, Inc. and Subsidiaries

Condensed Notes to the Consolidated Financial Statements (Unaudited)

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Superior included herein have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and filed with the SEC. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The Company refers to the consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Reclassifications

The accompanying financial statements for the prior year period contain certain reclassifications. Reclassifications only impact items within our statements of comprehensive income, our statements of shareholders' equity, our statements of cash flows and Note 7 Inventories. These reclassifications did not have an effect on the Company’s consolidated results of operations, financial position or cash flows for the quarter ended March 31, 2025.

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

Healthcare Apparel segment: Primarily through our signature marketing brands Fashion Seal Healthcare®, Wink® and CID Resources, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended March 31, 2025:
Net sales	$86,474	$27,263	$24,225	$(865)	$-	$137,097
Cost of goods sold	58,787	17,130	11,244	(505)	-	86,656
Gross margin	27,687	10,133	12,981	(360)	-	50,441
Selling and administrative expenses	23,420	9,526	10,921	(360)	6,595	50,102
Depreciation and amortization	1,480	912	722	-	90	3,204
Segment EBITDA(1)	$5,747	$1,519	$2,782	$-	$(6,505)	$3,543

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended March 31, 2024:
Net sales	$87,068	$29,237	$23,552	$(1,015)	$-	$138,842
Cost of goods sold	55,327	17,727	10,908	(437)	-	83,525
Gross margin	31,741	11,510	12,644	(578)	-	55,317
Selling and administrative expenses	23,294	9,812	10,421	(578)	5,989	48,938
Depreciation and amortization	1,500	937	723	-	92	3,252
Segment EBITDA(1)	$9,947	$2,635	$2,946	$-	$(5,897)	$9,631

The following table reconciles (loss) income before income tax (benefit) expense to Segment EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
(Loss) income before income tax (benefit) expense	$(906)	$4,592
Interest expense, net	1,245	1,787
Depreciation and amortization	3,204	3,252
Segment EBITDA	$3,543	$9,631

NOTE 3 – Net Sales:

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

For further information regarding our net sales disaggregated by reportable segment see Note 2.

The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606.  Sales under bill-and-hold arrangements totaled $7.9 million and $3.9 million, for the three months ended March 31, 2025 and 2024, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable	$92,539	$95,092
Current contract assets	50,759	51,688
Current contract liabilities	3,463	2,833

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. The majority of the amounts included in contract assets on December 31, 2024 were transferred to accounts receivable during the three months ended March 31, 2025. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the three months ended March 31, 2025, $2.0 million of revenue was recognized from the contract liabilities balance as of December 31, 2024.

NOTE 4 – Net (Loss) Income Per Share:

The Company’s basic net income per share is computed based on the weighted average number of shares of common stock outstanding for the period. Diluted net income per share includes the effect of the Company’s outstanding stock options, stock appreciation rights, nonvested shares of restricted stock and nonvested performance shares, if the inclusion of these items is dilutive.

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2025	2024
Net (loss) income used in the computation of basic and diluted net (loss) income per share (in thousands)	$(758)	$3,912

Weighted average shares outstanding - basic	15,599,655	16,028,032
Dilutive common stock equivalents	-	425,420
Weighted average shares outstanding - diluted	15,599,655	16,453,452
Net (loss) income per share:
Basic	$(0.05)	$0.24
Diluted	$(0.05)	$0.24

Diluted weighted average shares outstanding excludes shares of common stock of 445,786 for the three months ended March 31, 2025, as their inclusion would have been antidilutive given the Company's net loss.

Awards to purchase 304,392 and 400,075 shares of common stock with weighted average exercise prices of $21.23 and $20.86 per share were outstanding during the three months ended March 31, 2025 and 2024, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Credit Facilities:
Revolving credit facility due August 2027	$33,000	$22,000
Term loan due August 2027	63,281	64,688
Less: unamortized debt issuance costs	(591)	(653)
Total Debt	$95,690	$86,035
Less:
Current portion of long-term debt	5,625	5,625
Long-term debt less current maturities	$90,065	$80,410

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 5.4% as of  March 31, 2025. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2025, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: remainder of 2025 - $4.2 million; 2026 - $6.6 million; and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of March 31, 2025, the Company was in compliance with these ratios.

NOTE 6 – Contingencies and Geographic Supply Concentrations:

Contingencies

The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The estimated fair value of Guardian acquisition-related contingent consideration payable as of March 31, 2025 was $0.9 million, all of which is expected to be paid in the third quarter of 2025. The Company will continue to evaluate the Guardian liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. Actual amounts paid may be different from the estimated value of the liability.

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of March 31, 2025 was $1.1 million, all of which is expected to be paid in the second quarter of 2026. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three year measurement period. The Company will continue to evaluate the acquired company's liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

The Company is involved in various legal actions and claims arising from the normal course of business. The ultimate outcome of these matters is not expected to have a material impact on the Company’s results of operations, cash flows, or financial position.

Geographic Concentrations in the Available Supply of Materials and Product

The principal fabrics used in the manufacture of finished apparel goods for Superior’s Branded Products and Healthcare Apparel segments are cotton, polyester, spandex, cotton-synthetic and poly-synthetic blends. The majority of such fabrics are sourced, directly or indirectly, from China.

Superior does not have a concentration of suppliers of finished apparel in any single country or region of the world, however, it does contract to manufacture or source the majority of its apparel in the following countries: Haiti, China, Madagascar, Kenya, Vietnam, Pakistan, Bangladesh, and the United States. Additionally, we generally source or manufacture apparel in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, natural disasters or the imposition of duties, tariffs or other import regulations by the United States.

The Branded Products segment also relies on the supply of other types of finished products including hard goods such as drinkware and injection molded plastics along with raw materials that are principally sourced from China, either directly or indirectly.

During 2025 tariffs, impacting certain sources of the Company's materials and production, were enacted by the U.S. government, including a higher tariff on finished products from China. We continue to monitor these enacted tariffs and the ongoing negotiations between the U.S. government and the countries in which we manufacture, as well as, evaluate sourcing alternatives.

NOTE 7 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods(1)	$80,726	$81,621
Work in process	1,106	684
Raw materials	16,711	14,370
Inventories	$98,543	$96,675

1) Certain raw materials were reclassified to finished goods in the current period and the December 31, 2024 balances were adjusted to the current period presentation.

NOTE 8 – Income Taxes:

The Company calculates its interim income tax (benefit) provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, the Company makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax expense or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

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

For the three months ended March 31, 2025, the Company recorded a benefit for income taxes of $0.1 million, which represents an effective tax rate of 16.3%. The income tax benefit and the effective tax rate for the three months ended March 31, 2025 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions.

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

NOTE 9 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Balance at the beginning of year	$3,101	$4,237
Credit loss (reversal) expense	(131)	232
Write-Off of Accounts Receivable	(210)	(1,368)
Balance at the end of year	$2,760	$3,101

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Salaries, wages, commissions and other compensation	$10,806	$18,544
Contract liabilities	3,463	2,833
Accrued rebates	1,674	1,593
Current operating lease liabilities	4,601	4,572
Customer deposits	8,546	7,750
Other accrued expenses	9,391	9,075
Other current liabilities	$38,481	$44,367

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Global Economic and Political Conditions

During 2025, tariffs impacting certain sources of the Company’s materials and production were enacted by the U.S. government, including, a higher tariff on finished products from China. We are monitoring these enacted tariffs and the ongoing negotiations between the U.S. government and the countries in which we manufacture. See Item 1, “NOTE 6 – Contingencies and Geographic Supply Concentrations,” and "Item 1A — Risk Factors — Recently enacted tariffs may have a material adverse impact on our business."

With the enactment of the tariffs and escalating diplomatic tension between the United States and China it is uncertain how inflation and interest rates will be impacted during 2025. World events, including the Russia-Ukraine War and the ongoing conflict in the Middle East continue to have negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction that interrupts our manufacturing processes and adversely affects our reputation and our relationships with our customers.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, declines in to our revenue and profitability, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, negative impacts on the valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
Net sales:
Branded Products	$86,474	$87,068	$(594)	(0.7%)
Healthcare Apparel	27,263	29,237	(1,974)	(6.8%)
Contact Centers	24,225	23,552	673	2.9%
Net intersegment eliminations	(865)	(1,015)	150	(14.8%)
Consolidated net sales	137,097	138,842	(1,745)	(1.3%)

Gross margin:
Branded Products	27,687	31,741	(4,054)	(12.8%)
Healthcare Apparel	10,133	11,510	(1,377)	(12.0%)
Contact Centers	12,981	12,644	337	2.7%
Net intersegment eliminations	(360)	(578)	218	(37.7%)
Consolidated gross margin	50,441	55,317	(4,876)	(8.8%)

Selling and administrative expenses:
Branded Products	23,420	23,294	126	0.5%
Healthcare Apparel	9,526	9,812	(286)	(2.9%)
Contact Centers	10,921	10,421	500	4.8%
Intersegment Eliminations	(360)	(578)	218	(37.7%)
Other	6,595	5,989	606	10.1%
Consolidated selling and administrative expenses	50,102	48,938	1,164	2.4%

Interest expense, net	1,245	1,787	(542)	(30.3%)
(Loss) income before income tax (benefit) expense	(906)	4,592	(5,498)	(119.7%)
Income tax (benefit) expense	(148)	680	(828)	(121.8%)
Net (loss) income	$(758)	$3,912	$(4,670)	(119.4%)
EBITDA(1)	$3,543	$9,631	$(6,088)	(63.2%)

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net (loss) income.

Net (Loss) Income

The Company generated a net loss of ($0.8) million and income of $3.9 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in net income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to a decrease in net sales and gross margins at our Branded Products and Healthcare Apparel segments, partially offset by a decrease in interest expense.

EBITDA

EBITDA was $3.5 million and $9.6 million during the three months ended March 31, 2025 and 2024, respectively. The EBITDA decrease was primarily due to the net loss incurred and the decrease in net sales and gross margins at our Branded Products and Healthcare Apparel segments during the three months ended March 31, 2025. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company decreased 1.3%, or $1.7 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was attributable to a decline in net sales in our Branded Products and Healthcare Apparel reportable segments.

Branded Products net sales decreased 0.7%, or $0.6 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to volume decreases in branded uniform apparel within existing customer accounts.

Healthcare Apparel net sales decreased 6.8%, or $2.0 million, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to volume decreases in institutional apparel within existing customer accounts.

Contact Centers net sales increased 2.9% or $0.7 million, before intersegment eliminations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily attributable to a mix of sales growth from new and existing customers.

Gross Margin

Gross margin rate for the Company was 36.8% for the three months ended March 31, 2025 and 39.8% for the three months ended March 31, 2024. The gross margin rate decrease was primarily driven by decreases in our Branded Products and Healthcare Apparel reportable segments.

Gross margin rate for our Branded Products segment was 32.0% for the three months ended March 31, 2025 and 36.5% for the three months ended March 31, 2024. The gross margin rate decreased as compared to the prior year period was primarily driven by sourcing mix resulting in higher product costs and lower pricing to existing customers.

Gross margin rate for our Healthcare Apparel segment was 37.2% for the three months ended March 31, 2025 and 39.4% for the three months ended March 31, 2024. The gross margin rate decreased as compared to the prior year period primarily due to higher costs of goods during the current period.

Gross margin rate for our Contact Centers segment was 53.6% for the three months ended March 31, 2025 and 53.7% for the three months ended March 31, 2024.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 36.5% for the three months ended March 31, 2025 and 35.2% for the three months ended March 31, 2024. The rate increase was primarily driven by increases in employee related costs, third-party professional services and expenditures related to marketing and advertising activities.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.1% for the three months ended March 31, 2025 and 26.8% for the three months ended March 31, 2024. The rate increase was primarily related to lower net sales in the current period.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.9% for the three months ended March 31, 2025 and 33.6% for the three months ended March 31, 2024. The rate increase was primarily related to lower net sales in the current period

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 45.1% for the three months ended March 31, 2025 and 44.2% for the three months ended March 31, 2024. The rate increased as compared to the prior year period driven by an increase in third party professional service fees in the current period.

Selling and administrative expenses for Other, which represents unallocated Corporate costs, increased by $0.6 million, primarily driven by an increase in employee related costs and third party professional services.

Interest Expense, Net

Interest expense, net decreased to $1.2 million for the three months ended March 31, 2025 from $1.8 million for three months ended March 31, 2024. This decrease was due to a lower weighted average interest rate on those borrowings from 6.6% for the three months ended March 31, 2024 to 5.4% for the three months ended March 31, 2025.

Income Taxes

Income tax expense decreased to a benefit of $0.1 million for the three months ended March 31, 2025 from expense of $0.7 million for the three months ended March 31, 2024. The effective tax rate was 16.3% and 14.8% for the three months ended March 31, 2025 and 2024, respectively. Income tax benefit, expense and the effective tax rate for the three months ended March 31, 2025 and March 31, 2024 was primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Capital expenditures

Capital expenditures were $1.1 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Sources of Capital and Liquidity

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and accessories, offset by cash payments made for raw materials, salaries and payroll related benefits, leases and other general corporate expenditures.

For the three months ended March 31, 2025, net cash used in operating activities was $2.0 million. Lower net sales and cash collections, as well as higher costs of goods sold resulted in net cash used in operating activities. In addition, inventory increased resulting in a use of cash of $2.2 million.

For the three months ended March 31, 2024, net cash provided by operating activities was $9.4 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders primarily driven by the Company’s collection of receivable balances and increases in cash inflows for inventory.

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

For the three months ended March 31, 2025, the Company had $19.0 million in borrowings and $8.0 million in payments on the revolving credit facility. For the three months ended March 31, 2025, the Company had $1.4 million in payments on the term loan.

For the three months ended March 31, 2024, the Company had $7.0 million in borrowings and $10.0 million in payments on the revolving credit facility. For the three months ended March 31, 2024, the Company had $0.9 million in payments on the term loan.

In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Please refer to Note 5 to our Condensed Notes to the Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt.

Dividends and Share Repurchase Program

During the three months ended March 31, 2025 and 2024, the Company paid cash dividends of $2.3 million and $2.3 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On March 7, 2025, the Board of Directors approved a new stock repurchase plan which authorizes the Company to repurchase up to an additional $17.5 million worth of its common stock. This plan became effective during the three months ended March 31, 2025 upon the completion of the previous plan approved by the Board of Directors on August 12, 2024, which had authorized the repurchase of up to $10 million of stock.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-GAAP Financial Measure

EBITDA, which is a non-GAAP financial measure, is defined as net income excluding interest expense, net, income tax expense, depreciation and amortization expense and impairment charges. The Company believes EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences and (iii) asset base (depreciation and amortization). The Company uses EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

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

The following table reconciles net (loss) income to EBITDA (in thousands):

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(758)	$3,912
Interest expense, net	1,245	1,787
Income tax (benefit) expense	(148)	680
Depreciation and amortization	3,204	3,252
EBITDA	$3,543	$9,631

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to a potential trade war, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently enacted tariffs may have a material adverse impact on our business

In recent months, significant new and expanded tariffs, reciprocal tariffs and other trade restrictions have been imposed with selective tariff exemptions impacting global trade. The tariffs and other trade restrictions between the U.S. and China have escalated and include high tariff and reciprocal tariff rates. We purchase or manufacture our products in Haiti, China, Madagascar, Kenya, Vietnam, Pakistan and Bangladesh. Demand for our products may be adversely impacted if we are unable to share the cost increases with our suppliers and third-party manufacturers or pass along the remaining cost increases to our customers. The continuation or expansion of the U.S. tariffs on China, and the expansion of U.S. tariffs on other countries in which we manufacture, could have a material adverse impact on our revenue, operations, financial position and cash flows.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2025, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	6,500	$15.04	6,500
February 1, 2025 to February 28, 2025	91,839	14.82	91,839
March 1, 2025 to March 31, 2025	196,093	11.82	196,093
Total	294,432	$12.83	294,432

(1)

On March 7, 2025, the Board of Directors approved a new stock repurchase plan which authorizes the Company to repurchase up to an additional $17.5 million worth of its common stock. This plan became effective during the three months ended March 31, 2025 upon the completion of the previous plan approved by the Board of Directors on August 12, 2024, which had authorized the repurchase of up to $10 million of stock. Approximate dollar amount of shares that may yet be purchased under the plan is $16.3 million as of March 31, 2025.

Under our Credit Agreement, if an event of default exists, we may not make distributions to our shareholders. The Credit Agreement also contains other restrictions. See Note 5 to our Condensed Notes to the Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1	Second Amendment to Credit Agreement, dated March 7, 2025.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                  *  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)