Form 10-Q
period 2025-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2025-08-05
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

The number of shares of common stock of the registrant outstanding as of July 31, 2025 was 15,968,292 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$144,045	$131,736	$281,142	$270,578

Costs and expenses:
Cost of goods sold	88,719	80,981	175,375	164,506
Selling and administrative expenses	52,240	48,564	102,342	97,502
Interest expense, net	1,250	1,541	2,495	3,328
	142,209	131,086	280,212	265,336
Income before income tax expense	1,836	650	930	5,242
Income tax expense	285	50	137	730
Net income	$1,551	$600	$793	$4,512

Net income per share:
Basic	$0.10	$0.04	$0.05	$0.28
Diluted	$0.10	$0.04	$0.05	$0.27

Weighted average shares outstanding during the period:
Basic	14,813,984	16,221,073	15,206,819	16,124,553
Diluted	15,101,942	16,769,297	15,573,692	16,611,375

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	$8	$23	$15	$46
Foreign currency translation adjustment	1,092	(1,251)	2,103	(1,732)
Other comprehensive income (loss)	1,100	(1,228)	2,118	(1,686)
Comprehensive income (loss)	$2,651	$(628)	$2,911	$2,826

Cash dividends per common share	$0.14	$0.14	$0.28	$0.28

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,026	$18,766
Accounts receivable, net	94,194	95,092
Inventories	106,597	96,675
Contract assets	53,762	51,688
Prepaid expenses and other current assets	10,003	10,831
Total current assets	285,582	273,052
Property, plant and equipment, net	40,221	41,879
Operating lease right-of-use assets	13,746	15,567
Deferred tax asset	13,830	13,835
Intangible assets, net	49,320	51,137
Goodwill	2,434	2,304
Other assets	18,123	17,360
Total assets	$423,256	$415,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,464	$50,942
Other current liabilities	41,610	44,367
Current portion of long-term debt	5,625	5,625
Current portion of acquisition-related contingent liabilities	1,600	814
Total current liabilities	105,299	101,748
Long-term debt	93,720	80,410
Long-term pension liability	13,514	13,315
Long-term acquisition-related contingent liabilities	668	935
Long-term operating lease liabilities	8,711	10,486
Other long-term liabilities	9,268	9,384
Total liabilities	231,180	216,278
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,917,963 and 16,484,921 shares, respectively	15	16
Additional paid-in capital	83,285	84,060
Retained earnings	112,017	120,139
Accumulated other comprehensive loss, net of tax:	(3,241)	(5,359)
Total shareholders’ equity	192,076	198,856
Total liabilities and shareholders’ equity	$423,256	$415,134

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2025 AND 2024
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2024	16,743,723	$16	$79,602	$123,946	$(2,743)	$200,821
Issuance of common stock under stock incentive plans and related tax effect	48,854	-	740	(113)	-	627
Share-based compensation expense	-	-	605	-	-	605
Written put options	-	-	1,812	-	-	1,812
Cash dividends declared ($0.14 per share)	-	-	-	(2,327)	-	(2,327)
Comprehensive income (loss):
Net income	-	-	-	600	-	600
Pensions, net of taxes of $8	-	-	-	-	23	23
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(1,251)	(1,251)
Balance, June 30, 2024	16,792,577	$16	$82,759	$122,106	$(3,971)	$200,910

Balance, April 1, 2025	16,244,241	$15	$83,931	$114,825	$(4,341)	$194,430
Issuance of common stock under stock incentive plans and related tax effect	76,051	-	99	-		99
Common shares repurchased and retired	(402,329)	-	(2,024)	(2,124)	-	(4,148)
Share-based compensation expense	-	-	1,279	-	-	1,279
Cash dividends declared ($0.14 per share)	-	-	-	(2,235)	-	(2,235)
Comprehensive income (loss):
Net income	-	-	-	1,551	-	1,551
Pensions, net of taxes of $2	-	-	-	-	8	8
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,092	1,092
Balance, June 30, 2025	15,917,963	$15	$83,285	$112,017	$(3,241)	$192,076

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

six MONTHS ENDED June 30, 2025 AND 2024

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Issuance of common stock under stock incentive plans and related tax effect	227,865	-	1,289	(213)	-	1,076
Share-based compensation expense	-	-	1,620	-	-	1,620
Written put options	-	-	2,407	-	-	2,407
Cash dividends declared ($0.28 per share)	-	-	-	(4,657)	-	(4,657)
Comprehensive income (loss):
Net income	-	-	-	4,512	-	4,512
Pensions, net of taxes of $15	-	-	-	-	46	46
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(1,732)	(1,732)
Balance, June 30, 2024	16,792,577	$16	$82,759	$122,106	$(3,971)	$200,910

Balance, January 1, 2025	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	129,803	-	189	-		189
Common shares repurchased and retired	(696,761)	(1)	(3,525)	(4,400)	-	(7,926)
Share-based compensation expense	-	-	2,561	-	-	2,561
Cash dividends declared ($0.28 per share)	-	-	-	(4,515)	-	(4,515)
Comprehensive income (loss):
Net income	-	-	-	793	-	793
Pensions, net of taxes of $5	-	-	-	-	15	15
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	2,103	2,103
Balance, June 30, 2025	15,917,963	$15	$83,285	$112,017	$(3,241)	$192,076

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$793	$4,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,182	6,620
Inventory write-downs	1,042	888
Credit loss expense	2,100	(383)
Share-based compensation expense	2,561	1,620
Change in fair value of acquisition-related contingent liabilities	520	296
Other, net	182	775
Changes in assets and liabilities, net of acquisition of a business:
Accounts receivable	(569)	10,578
Contract assets	(1,682)	(4,526)
Inventories	(10,692)	3,936
Prepaid expenses and other current assets	1,267	(1,309)
Other assets	(789)	(761)
Accounts payable and other current liabilities	1,740	(6,424)
Other long-term liabilities	291	478
Net cash provided by operating activities	2,946	16,300

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,716)	(1,974)
Net cash used in investing activities	(2,716)	(1,974)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	57,000	10,000
Payments under revolving lines of credit	(41,000)	(24,000)
Payments of term loan	(2,812)	(1,875)
Payment of cash dividends	(4,515)	(4,657)
Payment of acquisition-related contingent liabilities	-	(557)
Proceeds received on exercise of stock options and payments for shares withheld for taxes	189	1,076
Common shares repurchased and retired	(7,926)	-
Net cash provided by (used in) financing activities	936	(20,013)

Effect of currency exchange rates on cash	1,094	(835)
Net increase in cash and cash equivalents	2,260	(6,522)
Cash and cash equivalents balance, beginning of period	18,766	19,896
Cash and cash equivalents balance, end of period	$21,026	$13,374

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

Superior’s Contact Centers segment, through multiple The Office Gurus® entities, including subsidiaries in El Salvador, Belize, Dominican Republic, the United States and in Jamaica until its closure on June 15, 2025, provides outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

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

Reclassifications

The accompanying financial statements for the prior year period contain certain reclassifications. Reclassifications only impact items within our statements of comprehensive income, our statements of shareholders' equity, our statements of cash flows and Note 7 Inventories. These reclassifications did not have an effect on the Company’s consolidated results of operations, financial position or cash flows for the quarter ended June 30, 2025.

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

Contact Centers: Through multiple The Office Gurus® entities, including our subsidiaries in El Salvador, Belize, Dominican Republic, the United States and Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended June 30, 2025:
Net sales	$92,647	$28,253	$23,977	$(832)	$-	$144,045
Cost of goods sold	59,631	18,237	11,364	(513)	-	88,719
Gross margin	33,016	10,016	12,613	(319)	-	55,326
Selling and administrative expenses	25,432	10,078	11,612	(319)	5,437	52,240
Depreciation and amortization	1,395	854	639	-	90	2,978
Segment EBITDA(1)	$8,979	$792	$1,640	$-	$(5,347)	$6,064

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended June 30, 2024:
Net sales	$81,296	$26,592	$24,832	$(984)	$-	$131,736
Cost of goods sold	53,170	16,392	11,871	(452)	-	80,981
Gross margin	28,126	10,200	12,961	(532)	-	50,755
Selling and administrative expenses	22,969	9,879	10,533	(532)	5,715	48,564
Depreciation and amortization	1,567	956	753	-	92	3,368
Segment EBITDA(1)	$6,724	$1,277	$3,181	$-	$(5,623)	$5,559

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Six Months Ended June 30, 2025:
Net sales	$179,121	$55,516	$48,202	$(1,697)	$-	$281,142
Cost of goods sold	118,418	35,367	22,608	(1,018)	-	175,375
Gross margin	60,703	20,149	25,594	(679)	-	105,767
Selling and administrative expenses	48,852	19,604	22,533	(679)	12,032	102,342
Depreciation and amortization	2,875	1,766	1,361	-	180	6,182
Segment EBITDA(1)	$14,726	$2,311	$4,422	$-	$(11,852)	$9,607

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Six Months Ended June 30, 2024:
Net sales	$168,364	$55,829	$48,384	$(1,999)	$-	$270,578
Cost of goods sold	108,497	34,119	22,779	(889)	-	164,506
Gross margin	59,867	21,710	25,605	(1,110)	-	106,072
Selling and administrative expenses	46,263	19,691	20,954	(1,110)	11,704	97,502
Depreciation and amortization	3,067	1,893	1,476	-	184	6,620
Segment EBITDA(1)	$16,671	$3,912	$6,127	$-	$(11,520)	$15,190

The following table reconciles income before income tax expense to Segment EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income tax expense	$1,836	$650	$930	$5,242
Interest expense	1,250	1,541	2,495	3,328
Depreciation and amortization	2,978	3,368	6,182	6,620
Segment EBITDA	$6,064	$5,559	$9,607	$15,190

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

The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. Sales under bill-and-hold arrangements totaled $11.6 million and $9.7 million, for the three months ended June 30, 2025 and 2024, respectively. Sales under bill-and-hold arrangements totaled $19.5 million and $13.6 million, for the six months ended June 30, 2025 and 2024, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2025	2024
Accounts receivable	$94,194	$95,092
Current contract assets	53,762	51,688
Current contract liabilities	2,078	2,833

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the six months ended June 30, 2025, $2.4 million of revenue was recognized from the contract liabilities balance as of December 31, 2024.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income used in the computation of basic and diluted net income per share (in thousands)	$1,551	$600	$793	$4,512

Weighted average shares outstanding - basic	14,813,984	16,221,073	15,206,819	16,124,553
Dilutive common stock equivalents	287,958	548,224	366,873	486,822
Weighted average shares outstanding - diluted	15,101,942	16,769,297	15,573,692	16,611,375
Net income per share:
Basic	$0.10	$0.04	$0.05	$0.28
Diluted	$0.10	$0.04	$0.05	$0.27

Awards to purchase 689,402 and 295,361 shares of common stock with weighted average exercise prices of $16.59 and $21.90 per share were outstanding during the three months ended June 30, 2025 and 2024, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 496,897 and 347,718 shares of common stock with weighted average exercise prices of $18.91 and $21.38 per share were outstanding during the six months ended June 30, 2025 and 2024, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Credit Facilities:
Revolving credit facility due August 2027	$38,000	$22,000
Term loan due August 2027	61,875	64,688
Less: unamortized debt issuance costs	(530)	(653)
Total Debt	$99,345	$86,035
Less:
Current portion of long-term debt	5,625	5,625
Long-term debt less current maturities	$93,720	$80,410

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 5.6% as of  June 30, 2025. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2025, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan, which does not contain pre-payment penalties, are as follows: remainder of 2025 - $2.8 million; 2026 - $6.6 million; and 2027 - $52.5 million.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of June 30, 2025, the Company was in compliance with these ratios.

NOTE 6 – Contingencies and Geographic Supply Concentrations:

Contingencies

The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. The fair value of Guardian acquisition-related contingent consideration payable as of June 30, 2025 was $1.0 million, all of which is expected to be paid in the third quarter of 2025.

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of June 30, 2025 was $1.2 million, of which $0.9 million is expected to be paid in the second quarter of 2026. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three year measurement period. The Company will continue to evaluate the acquired company's liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

The Company does not have a concentration of suppliers of finished apparel in any single country or region of the world, however, it does contract to manufacture or source the majority of its apparel in the following countries: Haiti, China, Madagascar, Vietnam, Pakistan, Bangladesh, and the United States. Additionally, we generally source or manufacture apparel in parts of the world that may be affected by economic uncertainty, political unrest, labor disputes, health emergencies, natural disasters or the imposition of duties, tariffs or other import regulations by the United States.

The Branded Products segment also relies on the supply of other types of finished products including hard goods such as drinkware and injection molded plastics along with raw materials that are principally sourced from China, either directly or indirectly.

During 2025 higher and/or new tariffs impacting certain sources of the Company's materials and production, were imposed by the U.S. government. We continue to monitor these imposed tariffs and the ongoing negotiations between the U.S. government and the countries in which we manufacture, as well as, evaluate sourcing alternatives.

NOTE 7 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods(1)	$88,072	$81,621
Work in process	1,816	684
Raw materials	16,709	14,370
Inventories	$106,597	$96,675

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

For the three months ended June 30, 2025, the Company recorded tax expense of $0.3 million, which represents an effective tax rate of 15.5%. For the six months ended June 30, 2025, the Company recorded tax expense of $0.1 million, which represents an effective tax rate of 14.7%. The income tax expense and the effective tax rate for the three and six months ended June 30, 2025 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the performance of the Company’s compensation plans during the six months ended June 30, 2025, totaling $0.7 million.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes significant changes to the domestic and international tax provisions, such as modifications to the global tax framework, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating OBBBA's impact on its consolidated financial statements.

NOTE 9 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Balance at the beginning of year	$3,101	$4,237
Credit loss (reversal) expense	2,100	232
Write-Off of Accounts Receivable	(510)	(1,368)
Balance at the end of the period	$4,691	$3,101

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Salaries, wages, commissions and other compensation	$12,208	$18,544
Contract liabilities	2,078	2,833
Accrued rebates	1,236	1,593
Current operating lease liabilities	4,681	4,572
Customer deposits	8,816	7,750
Other accrued expenses	12,591	9,075
Other current liabilities	$41,610	$44,367

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

Contact Centers

In our Contact Centers segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Dominican Republic, the United States and Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators are able to provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

During 2025, higher tariffs and/or new tariffs impacting certain sources of the Company’s materials and production were imposed by the U.S. government. Additionally, the U.S. has trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act ("AGOA"), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act ("HOPE") and the Haiti Economic Lift Program of 2010 ("HELP"), all of which are set to expire on September 30, 2025, if not renewed or extended. We are monitoring these imposed tariffs, related ongoing negotiations and the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. See Item 1, “NOTE 6 – Contingencies and Geographic Supply Concentrations,” and "Item 1A — Risk Factors — Recently imposed tariffs may have a material adverse impact on our business."

It is uncertain how inflation and interest rates will be impacted during the remainder of 2025 by the imposition of tariffs and other trade-related actions or inactions. World events, including the Russia-Ukraine War and the ongoing conflict in the Middle East continue to have negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction that interrupts our manufacturing processes and adversely affects our reputation and our relationships with our customers.

Prolonged or recurring disruptions or instability in the United States and global economies, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, declines in our revenue and profitability, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, negative impacts on the valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
Net sales:
Branded Products	$92,647	$81,296	$11,351	14.0%
Healthcare Apparel	28,253	26,592	1,661	6.2%
Contact Centers	23,977	24,832	(855)	(3.4%)
Net intersegment eliminations	(832)	(984)	152	(15.4%)
Consolidated net sales	144,045	131,736	12,309	9.3%

Gross margin:
Branded Products	33,016	28,126	4,890	17.4%
Healthcare Apparel	10,016	10,200	(184)	(1.8%)
Contact Centers	12,613	12,961	(348)	(2.7%)
Net intersegment eliminations	(319)	(532)	213	(40.0%)
Consolidated gross margin	55,326	50,755	4,571	9.0%

Selling and administrative expenses:
Branded Products	25,432	22,969	2,463	10.7%
Healthcare Apparel	10,078	9,879	199	2.0%
Contact Centers	11,612	10,533	1,079	10.2%
Intersegment Eliminations	(319)	(532)	213	(40.0%)
Other	5,437	5,715	(278)	(4.9%)
Consolidated selling and administrative expenses	52,240	48,564	3,676	7.6%

Interest expense, net	1,250	1,541	(291)	(18.9%)
Income before income tax expense	1,836	650	1,186	182.5%
Income tax expense	285	50	235	470.0%
Net income	$1,551	$600	$951	158.5%
EBITDA(1)	$6,064	$5,559	$505	9.1%

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net (loss) income.

Net Income

The Company generated net income of $1.6 million and $0.6 million during the three months ended June 30, 2025 and 2024, respectively. The increase in net income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to an increase in net sales and gross margins at our Branded Products segment.

EBITDA

EBITDA was $6.1 million and $5.6 million during the three months ended June 30, 2025 and 2024, respectively. The EBITDA increase was primarily due to the increase in net sales and gross margins at our Branded Products segment during the three months ended June 30, 2025. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 9.3%, or $12.3 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was attributable to increases in net sales in our Branded Products and Healthcare Apparel reportable segments.

Branded Products net sales increased 14.0%, or $11.4 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was attributable to $8.0 million in timing of orders delivered, $3.8 million of organic expansion with existing large enterprise accounts including higher tariffs and $3.1 million increase resulting from revenue generated by 3 Point following the acquisition in December 2024.

Healthcare Apparel net sales increased 6.2%, or $1.7 million, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to volume increases within existing customer accounts.

Contact Centers net sales decreased 3.4% or $0.9 million, before intersegment eliminations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The 3.4% decline versus the year-ago quarter reflects continued macroeconomic headwinds, which continue to contribute to client downsizing and client attrition outpacing new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 38.4% for the three months ended June 30, 2025 and 38.5% for the three months ended June 30, 2024.

Gross margin rate for our Branded Products segment was 35.6% for the three months ended June 30, 2025 and 34.6% for the three months ended June 30, 2024. The increase in the gross margin rate was attributable to customer sales mix for the three months ended June 30, 2025.

Gross margin rate for our Healthcare Apparel segment was 35.5% for the three months ended June 30, 2025 and 38.4% for the three months ended June 30, 2024. The gross margin rate decreased as compared to the prior year period due to higher cost of goods including the recently enacted higher tariff costs in advance of price increases to our customers.

Gross margin rate for our Contact Centers segment was 52.6% for the three months ended June 30, 2025, up slightly from 52.2% for the three months ended June 30, 2024.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 36.3% for the three months ended June 30, 2025 and 36.9% for the three months ended June 30, 2024.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.5% for the three months ended June 30, 2025 and 28.3% for the three months ended June 30, 2024. The rate decrease was primarily related to net sales increases for the three months ended June 30, 2025. The increase in selling and administrative expenses of $2.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was due to $1.6 million higher employee related costs driven by increased sales and gross margin, an adjustment to credit loss reserves of $0.5 million and increased costs resulting from the acquisition of 3Point in December 2024.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 35.7% for the three months ended June 30, 2025 and 37.2% for the three months ended June 30, 2024. The rate decrease was primarily related to higher sales in the period ended June 30, 2025.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 48.4% for the three months ended June 30, 2025 and 42.4% for the three months ended June 30, 2024. The rate increase as compared to the prior year period was primarily driven by an increase in credit loss expense.

Selling and administrative expenses for Other, which represents Corporate costs, decreased primarily due to lower supplemental executive retirement plan expenses.

Interest Expense, Net

Interest expense, net decreased to $1.3 million for the three months ended June 30, 2025 from $1.5 million for three months ended June 30, 2024. This decrease was due to a lower weighted average interest rate on those borrowings from 6.5% for the three months ended June 30, 2024 to 5.6% for the three months ended June 30, 2025.

Income Taxes

Income tax expense increased to $0.3 million for the three months ended June 30, 2025 from $0.1 million for the three months ended June 30, 2024. The effective tax rate was 15.5% and 7.7% for the three months ended June 30, 2025 and 2024, respectively. Income tax expense and the effective tax rate for the three months ended June 30, 2025 and June 30, 2024 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions.

The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
Net sales:
Branded Products	$179,121	$168,364	$10,757	6.4%
Healthcare Apparel	55,516	55,829	(313)	(0.6%)
Contact Centers	48,202	48,384	(182)	(0.4%)
Net intersegment eliminations	(1,697)	(1,999)	302	(15.1%)
Consolidated net sales	281,142	270,578	10,564	3.9%

Gross margin:
Branded Products	60,703	59,867	836	1.4%
Healthcare Apparel	20,149	21,710	(1,561)	(7.2%)
Contact Centers	25,594	25,605	(11)	0.0%
Net intersegment eliminations	(679)	(1,110)	431	(38.8%)
Consolidated gross margin	105,767	106,072	(305)	(0.3%)

Selling and administrative expenses:
Branded Products	48,852	46,263	2,589	5.6%
Healthcare Apparel	19,604	19,691	(87)	(0.4%)
Contact Centers	22,533	20,954	1,579	7.5%
Intersegment Eliminations	(679)	(1,110)	431	(38.8%)
Other	12,032	11,704	328	2.8%
Consolidated selling and administrative expenses	102,342	97,502	4,840	5.0%

Interest expense, net	2,495	3,328	(833)	(25.0%)
Income before income tax expense	930	5,242	(4,312)	(82.3%)
Income tax expense	137	730	(593)	(81.2%)
Net income	$793	$4,512	$(3,719)	(82.4%)
EBITDA(1)	$9,607	$15,190	$(5,583)	(36.8%)

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net (loss) income.

Net Income

The Company generated net income of $0.8 million and $4.5 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in net income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to higher selling and administrative expenses at our Branded Products and Contact Centers segments and lower margins in our Healthcare Apparel segment, partially offset by an increase in gross margin at our Branded Products segment and a decrease in interest expense.

EBITDA

EBITDA was $9.6 million and $15.2 million during the six months ended June 30, 2025 and 2024, respectively. The EBITDA decrease was primarily due to higher selling and administrative expenses at our Branded Products and Contact Centers segments and lower margins at our Healthcare Apparel segment, partially offset by an increase in gross margin at our Branded Products segment. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 3.9% or $10.6 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was attributable to an increase in net sales in our Branded Products reportable segment.

Branded Products net sales increased 6.4%, or $10.8 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was attributable to $8.0 million in timing of orders delivered, $7.8 million of organic expansion with existing large enterprise accounts including higher tariffs and $6.2 million increase resulting from revenue generated by 3 Point following the acquisition in December 2024. These were partially offset by volume decreases in branded uniform apparel from existing customers.

Healthcare Apparel net sales decreased 0.6% or $0.3 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to volume decreases in institutional apparel within existing customer accounts.

Contact Centers net sales decreased 0.4% or $0.2 million, before intersegment eliminations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The 0.4% decline versus the year-ago period reflects continued macroeconomic headwinds, which continue to contribute to client downsizing and client attrition outpacing new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 37.6% for the six months ended June 30, 2025 and 39.2% for the six months ended June 30, 2024. The gross margin rate decrease was primarily driven by our Healthcare Apparel and Branded Products reportable segments.

Gross margin rate for our Branded Products segment was 33.9% for the six months ended June 30, 2025 and 35.6% for the six months ended June 30, 2024. The gross margin rate decreased as compared to the prior year period due to sourcing mix resulting in higher product costs and lower pricing to existing customers.

Gross margin rate for our Healthcare Apparel segment was 36.3% for the six months ended June 30, 2025 and 38.9% for the six months ended June 30, 2024. The gross margin rate decreased as compared to the prior year period primarily driven by higher cost of goods including the recently enacted higher tariff costs in advance of price increases to our customers.

Gross margin rate for our Contact Centers segment was 53.1% for the six months ended June 30, 2025, up slightly from 52.9% for the six months ended June 30, 2024.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 36.4% for the six months ended June 30, 2025 and 36.0% for the six months ended June 30, 2024.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was relatively flat at 27.3% for the six months ended June 30, 2025 and 27.5% for the six months ended June 30, 2024. The increase in selling and administrative expenses of $2.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to $1.9 million higher employee related costs, driven by increased sales and gross margin, an adjustment to credit loss reserves of $0.5 million and increased costs from 3Point acquired in December 2024.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 35.3% for the six months ended June 30, 2025 and 35.3% for the six months ended June 30, 2024.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 46.7% for the six months ended June 30, 2025 and 43.3% for the six months ended June 30, 2024. The rate increase as compared to the prior year period was primarily driven by an increase in credit loss expense.

Selling and administrative expenses for Other, which represents Corporate costs, increased by $0.3 million, primarily driven by third party professional fees and stock-based compensation expense during the six months ended June 30, 2025.

Interest Expense, Net

Interest expense, net decreased to $2.5 million for the six months ended June 30, 2025 from $3.3 million for six months ended June 30, 2024. This decrease was due to a lower weighted average interest rate on those borrowings from 6.6% for the six months ended June 30, 2024 to 5.6% for the six months ended June 30, 2025.

Income Taxes

Income tax expense decreased to $0.1 million for the six months ended June 30, 2025 from $0.7 million for the six months ended June 30, 2024. The effective tax rate was 14.7% and 13.9% for the six months ended June 30, 2025 and 2024, respectively. Income tax expense and the effective tax rate for the six months ended June 30, 2025 and June 30, 2024 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rates were further favorably impacted by the performance of the Company’s compensation plans during the six months ended June 30, 2025 and June 30, 2024.

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

Capital expenditures

Capital expenditures were $2.7 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

Sources of Capital and Liquidity

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and contact centers, offset by cash payments made for raw materials, finished goods, salaries and payroll related benefits, leases and other general corporate expenditures.

For the six months ended June 30, 2025, net cash provided by operating activities was $2.9 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders. These cash payments included $10.7 million of cash outflows for inventory purchases, up from the prior year primarily due to the timing of purchases.

For the six months ended June 30, 2024, net cash provided by operating activities was $16.3 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders primarily driven by the Company’s collection of receivable balances and increases in cash inflows for inventory.

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

For the six months ended June 30, 2025, the Company had $57.0 million in borrowings and $41.0 million in payments on the revolving credit facility. For the six months ended June 30, 2025, the Company had $2.8 million in payments on the term loan.

For the six months ended June 30, 2024, the Company had $10.0 million in borrowings and $24.0 million in payments on the revolving credit facility. For the six months ended June 30, 2024, the Company had $1.9 million in payments on the term loan.

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

Dividends and Share Repurchase Program

During the six months ended June 30, 2025 and 2024, the Company paid cash dividends of $4.5 million and $4.7 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On June 19, 2025, the “Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing June 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

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

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,551	$600	$793	$4,512
Interest expense, net	1,250	1,541	2,495	3,328
Income tax expense	285	50	137	730
Depreciation and amortization	2,978	3,368	6,182	6,620
EBITDA	$6,064	$5,559	$9,607	$15,190

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to tariffs, duties, trade wars and related matters, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recently imposed tariffs and upcoming tariff-related decisions may have a material adverse impact on our business

Beginning in our second quarter of 2025, significant new and expanded tariffs, reciprocal tariffs and other trade restrictions have been imposed with selective tariff exemptions impacting global trade. We purchase or manufacture our products largely in Haiti, China, Madagascar, Vietnam, Pakistan and Bangladesh. Demand for our products may be adversely impacted if we are unable to share the cost increases with our suppliers and third-party manufacturers or pass along the remaining cost increases to our customers. The continuation, expansion, or introduction of U.S. tariffs on countries from which we source and/or manufacture products, such as China and Vietnam, could have a material adverse impact on our revenue, operations, financial position and cash flows.

Additionally, the U.S. has trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act ("AGOA"), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act ("HOPE") and the Haiti Economic Lift Program of 2010 ("HELP"), all of which are set to expire on September 30, 2025, if not renewed or extended. Other trade agreements and/or preferences may expire or be terminated as well. The outcome of these trade agreements and/or preferences could have a material adverse impact on our revenue, operations, financial position and cash flows.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2025, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2025 to April 30, 2025	281,848	$10.36	281,848
May 1, 2025 to May 31, 2025	74,467	10.02	74,467
June 1, 2025 to June 30, 2025	44,390	10.15	44,390
Total	400,705	$10.27	400,705

(1)	The above table includes 8,884 shares in April 2025 and 128 shares in May 2025 tendered by employees in connection with the exercise of stock options under the Company's shareholder-approved 2022 Equity Incentive and Awards Plan.
(2)	The above table excludes shares of our common stock withheld to settle employee tax withholding related to the vesting of restricted stock awards. Total shares were 1,624 in June 2025.
(3)	On June 19, 2025, Superior Group of Companies, Inc. (the “Company”) entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program ("Program") previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing June 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan. The approximate dollar value of shares that may still be purchased under the Program is $12.3 million as of June 30, 2025.

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

Date: August 5, 2025	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025
	By	/s/ Michael Koempel
Michael Koempel
Chief Financial Officer (Principal Financial Officer)