Form 10-Q
period 2025-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2025-11-03
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

The number of shares of common stock of the registrant outstanding as of October 30, 2025 was 15,968,792 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$138,467	$149,690	$419,609	$420,268

Costs and expenses:
Cost of goods sold	85,389	89,144	260,764	253,650
Selling and administrative expenses	48,513	52,404	150,855	149,906
Interest expense, net	1,378	1,569	3,873	4,897
	135,280	143,117	415,492	408,453
Income before income tax expense	3,187	6,573	4,117	11,815
Income tax expense	443	1,170	580	1,900
Net income	$2,744	$5,403	$3,537	$9,915

Net income per share:
Basic	$0.19	$0.34	$0.24	$0.62
Diluted	$0.18	$0.33	$0.23	$0.60

Weighted average shares outstanding during the period:
Basic	14,738,863	16,107,549	15,050,834	16,118,885
Diluted	15,119,050	16,543,990	15,422,144	16,588,914

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	$7	$23	$22	$68
Foreign currency translation adjustment	(47)	530	2,056	(1,201)
Other comprehensive income (loss)	(40)	553	2,078	(1,133)
Comprehensive income	$2,704	$5,956	$5,615	$8,782

Cash dividends per common share	$0.14	$0.14	$0.42	$0.42

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,651	$18,766
Accounts receivable, net	97,415	95,092
Inventories	105,655	96,675
Contract assets	48,623	51,688
Prepaid expenses and other current assets	11,685	10,831
Total current assets	280,029	273,052
Property, plant and equipment, net	38,830	41,879
Operating lease right-of-use assets	12,726	15,567
Deferred tax asset	13,828	13,835
Intangible assets, net	48,440	51,137
Goodwill	2,434	2,304
Other assets	18,985	17,360
Total assets	$415,272	$415,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,727	$50,942
Other current liabilities	42,902	44,367
Current portion of long-term debt	6,094	5,625
Current portion of acquisition-related contingent liabilities	648	814
Total current liabilities	95,371	101,748
Long-term debt	93,906	80,410
Long-term pension liability	13,614	13,315
Long-term acquisition-related contingent liabilities	743	935
Long-term operating lease liabilities	7,875	10,486
Other long-term liabilities	9,927	9,384
Total liabilities	221,436	216,278
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,968,792 and 16,484,921 shares, respectively	15	16
Additional paid-in capital	84,541	84,060
Retained earnings	112,561	120,139
Accumulated other comprehensive loss, net of tax:	(3,281)	(5,359)
Total shareholders’ equity	193,836	198,856
Total liabilities and shareholders’ equity	$415,272	$415,134

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED September 30, 2025 AND 2024
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2024	16,792,577	$16	$82,759	$122,106	$(3,971)	$200,910
Issuance of common stock under stock incentive plans and related tax effect	3,092	-	42	-	-	42
Common shares repurchased and retired	(463,707)	-	(2,227)	(4,120)	-	(6,347)
Share-based compensation expense	-	-	1,285	-	-	1,285
Cash dividends declared ($0.14 per share)	-	-	-	(2,337)	-	(2,337)
Comprehensive income (loss):
Net income	-	-	-	5,403	-	5,403
Pensions, net of taxes of $8	-	-	-	-	23	23
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	530	530
Balance, September 30, 2024	16,331,962	$16	$81,859	$121,052	$(3,418)	$199,509

Balance, July 1, 2025	15,917,963	$15	$83,285	$112,017	$(3,241)	$192,076
Issuance of common stock under stock incentive plans and related tax effect	54,035	-	(99)	-	-	(99)
Common shares repurchased and retired	(3,206)	-	-	(2)	-	(2)
Share-based compensation expense	-	-	1,355	-	-	1,355
Cash dividends declared ($0.14 per share)	-	-	-	(2,198)	-	(2,198)
Comprehensive income (loss):
Net income	-	-	-	2,744	-	2,744
Pensions, net of taxes of $2	-	-	-	-	7	7
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(47)	(47)
Balance, September 30, 2025	15,968,792	$15	$84,541	$112,561	$(3,281)	$193,836

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

nine MONTHS ENDED September 30, 2025 AND 2024

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Issuance of common stock under stock incentive plans and related tax effect	219,036	-	1,331	(213)	-	1,118
Common shares repurchased and retired	(451,786)	-	(2,227)	(4,120)	-	(6,347)
Share-based compensation expense	-	-	2,905	-	-	2,905
Written put options	-	-	2,407	-	-	2,407
Cash dividends declared ($0.42 per share)	-	-	-	(6,994)	-	(6,994)
Comprehensive income (loss):
Net income	-	-	-	9,915	-	9,915
Pensions, net of taxes of $23	-	-	-	-	68	68
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(1,201)	(1,201)
Balance, September 30, 2024	16,331,962	$16	$81,859	$121,052	$(3,418)	$199,509

Balance, January 1, 2025	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	183,838	-	90	-	-	90
Common shares repurchased and retired	(699,967)	(1)	(3,525)	(4,402)	-	(7,928)
Share-based compensation expense	-	-	3,916	-	-	3,916
Cash dividends declared ($0.42 per share)	-	-	-	(6,713)	-	(6,713)
Comprehensive income (loss):
Net income	-	-	-	3,537	-	3,537
Pensions, net of taxes of $7	-	-	-	-	22	22
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	2,056	2,056
Balance, September 30, 2025	15,968,792	$15	$84,541	$112,561	$(3,281)	$193,836

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,537	$9,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,157	9,872
Inventory write-downs	1,793	1,893
Credit loss expense	2,347	251
Share-based compensation expense	3,916	2,905
Change in fair value of acquisition-related contingent liabilities	659	363
Non-cash operating lease expense	2,843	1,625
Other, net	244	653
Changes in assets and liabilities, net of acquisition of a business:
Accounts receivable	(3,710)	3,891
Contract assets	3,326	(1,671)
Inventories	(10,535)	2,241
Prepaid expenses and other current assets	(423)	(1,292)
Other assets	(1,692)	(959)
Accounts payable and other current liabilities	(10,636)	(5,917)
Payment of acquisition-related contingent liabilities	(791)	(686)
Other long-term liabilities	1,235	1,413
Net cash provided by operating activities	1,270	24,497

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,407)	(2,911)
Net cash used in investing activities	(3,407)	(2,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	76,000	31,000
Payments under revolving lines of credit	(58,000)	(37,000)
Payments of term loan	(4,218)	(3,281)
Payment of cash dividends	(6,713)	(6,994)
Payment of acquisition-related contingent liabilities	(226)	(897)
Proceeds received on exercise of stock options and payments for shares withheld for taxes	90	1,118
Common shares repurchased and retired	(7,928)	(6,346)
Net cash used in financing activities	(995)	(22,400)

Effect of currency exchange rates on cash	1,017	(709)
Net decreases in cash and cash equivalents	(2,115)	(1,523)
Cash and cash equivalents balance, beginning of period	18,766	19,896
Cash and cash equivalents balance, end of period	$16,651	$18,373

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

Superior’s Healthcare Apparel segment, primarily through its portfolio of brands Wink®, Fashion Seal Healthcare®, its trade name CID Resources and our license of Carhartt Medical, manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States.

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

Change in Accounting Policy

The Company historically evaluated goodwill and indefinite-lived intangible assets for impairment during the fourth quarter or when an indicator of impairment existed. During the third quarter of 2025, the Company voluntarily changed its date of the annual goodwill impairment assessment for all of its reporting units as well as its indefinite-lived intangible assets to August 31st. Historically the annual test was performed during the fourth quarter. The Company changed the date to provide timelier information for planning and forecasting purposes and provide additional time to complete the required impairment testing. The change did not represent a material change to the Company’s method of applying the accounting principle and was not retrospectively applied because the Company did not carry a goodwill balance in 2024 prior to the fourth quarter of 2024. No impairments were identified during the third quarter 2025 annual goodwill and indefinite-lived intangible impairment tests.

Reclassifications

The accompanying financial statements for the prior year period contain certain reclassifications. Reclassifications impact items within our statements of comprehensive income, our statements of shareholders' equity, our statements of cash flows and Note 7 Inventories. These reclassifications did not have an effect on the Company’s consolidated results of operations, financial position or cash flows for the quarter ended September 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures". The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company will adopt the required disclosures in its annual financial statements as of December 31, 2025. The adoption of this guidance will not affect the Company’s consolidated results of operations, financial position or cash flows.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses“. The ASU requires the disclosure of additional information about specific categories of costs and expenses in the notes to the consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in additional disclosures. We are currently evaluating the provisions of this ASU.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The FASB issued ASU 2025-05 to simplify the application of the current expected credit loss (CECL) model to short-term receivables and contract assets under ASC 606. The amendments introduce a practical expedient (available to all entities) that allows companies to assume current conditions as of the balance sheet date remain unchanged for the life of the asset, removing the need to incorporate complex macroeconomic forecasts for short-term assets. The scope includes current accounts receivable and contract assets arising from Topic 606, including those acquired in business combinations. The amendments are effective for annual periods beginning after December 15, 2025 (interim periods included), with prospective application and early adoption permitted. We are currently evaluating the provisions of this ASU.

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

Healthcare Apparel segment: Primarily through our portfolio of brands Wink®, Fashion Seal Healthcare®, its trade name CID Resources and our license of Carhartt Medical, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors and retailers primarily in the United States.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended September 30, 2025:
Net sales	$85,095	$31,520	$22,664	$(812)	$-	$138,467
Cost of goods sold	55,466	19,394	10,669	(140)	-	85,389
Gross margin	29,629	12,126	11,995	(672)	-	53,078
Selling and administrative expenses	23,501	9,779	10,283	(672)	5,622	48,513
Depreciation and amortization	1,396	832	661	-	86	2,975
Segment EBITDA	$7,524	$3,179	$2,373	$-	$(5,536)	$7,540

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended September 30, 2024:
Net sales	$92,547	$33,025	$25,038	$(920)	$-	$149,690
Cost of goods sold	59,037	19,216	11,296	(405)	-	89,144
Gross margin	33,510	13,809	13,742	(515)	-	60,546
Selling and administrative expenses	24,223	11,240	11,482	(515)	5,974	52,404
Impairment charge	-	260	-	-	-	260
Depreciation and amortization	1,446	944	770	-	92	3,252
Segment EBITDA	$10,733	$3,773	$3,030	$-	$(5,882)	$11,654

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Nine Months Ended September 30, 2025:
Net sales	$264,216	$87,036	$70,866	$(2,509)	$-	$419,609
Cost of goods sold	173,884	54,761	33,277	(1,158)	-	260,764
Gross margin	90,332	32,275	37,589	(1,351)	-	158,845
Selling and administrative expenses	72,353	29,383	32,816	(1,351)	17,654	150,855
Depreciation and amortization	4,271	2,598	2,022	-	266	9,157
Segment EBITDA	$22,250	$5,490	$6,795	$-	$(17,388)	$17,147

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Nine Months Ended September 30, 2024:
Net sales	$260,911	$88,854	$73,422	$(2,919)	$-	$420,268
Cost of goods sold	167,534	53,335	34,075	(1,294)	-	253,650
Gross margin	93,377	35,519	39,347	(1,625)	-	166,618
Selling and administrative expenses	70,486	30,931	32,436	(1,625)	17,678	149,906
Impairment charge	-	260	-	-	-	260
Depreciation and amortization	4,513	2,837	2,246	-	276	9,872
Segment EBITDA	$27,404	$7,685	$9,157	$-	$(17,402)	$26,844

The following table reconciles income before income tax expense to Segment EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income tax expense	$3,187	$6,573	$4,117	$11,815
Interest expense	1,378	1,569	3,873	4,897
Depreciation and amortization	2,975	3,252	9,157	9,872
Impairment charge	-	260	-	260
Segment EBITDA	$7,540	$11,654	$17,147	$26,844

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

The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. Sales under bill-and-hold arrangements totaled $10.6 million and $10.5 million, for the three months ended September 30, 2025 and 2024, respectively. Sales under bill-and-hold arrangements totaled $30.1 million and $24.1 million, for the nine months ended September 30, 2025 and 2024, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2025	2024
Accounts receivable	$97,415	$95,092
Current contract assets	48,623	51,688
Current contract liabilities	2,003	2,833

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the nine months ended September 30, 2025, $2.6 million of revenue was recognized from the contract liabilities balance as of December 31, 2024.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income used in the computation of basic and diluted net income per share (in thousands)	$2,744	$5,403	$3,537	$9,915

Weighted average shares outstanding - basic	14,738,863	16,107,549	15,050,834	16,118,885
Dilutive common stock equivalents	380,187	436,441	371,310	470,029
Weighted average shares outstanding - diluted	15,119,050	16,543,990	15,422,144	16,588,914
Net income per share:
Basic	$0.19	$0.34	$0.24	$0.62
Diluted	$0.18	$0.33	$0.23	$0.60

Awards to purchase 654,495 and 309,778 shares of common stock with weighted average exercise prices of $16.52 and $21.44 per share were outstanding during the three months ended September 30, 2025 and 2024, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 549,430 and 335,071 shares of common stock with weighted average exercise prices of $18.11 and $21.40 per share were outstanding during the nine months ended September 30, 2025 and 2024, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Credit Facilities:
Revolving credit facility due August 2027	$40,000	$22,000
Term loan due August 2027	60,469	64,688
Less: unamortized debt issuance costs	(469)	(653)
Total Debt	$100,000	$86,035
Less:
Current portion of long-term debt	6,094	5,625
Long-term debt less current maturities	$93,906	$80,410

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 5.4% as of  September 30, 2025. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of September 30, 2025, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan, which does not contain pre-payment penalties, are as follows: remainder of 2025 - $1.4 million; 2026 - $6.6 million; and 2027 - $52.5 million.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of September 30, 2025, the Company was in compliance with these ratios.

NOTE 6 – Contingencies and Geographic Supply Concentrations:

Contingencies

The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. In the third quarter of 2025 the final contingent consideration payment was made totaling $1.0 million for the measurement period ended in April 2025.

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of September 30, 2025 was $1.4 million, of which $0.9 million is expected to be paid in the second quarter of 2026. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three-year measurement period. The Company will continue to evaluate the acquired company's liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

During 2025 higher and/or new tariffs and duties impacting certain sources of the Company's materials and production, were imposed by the U.S. government. We continue to monitor these imposed tariffs and duties and the ongoing negotiations between the U.S. government and the countries in which we manufacture, as well as evaluate sourcing alternatives.

NOTE 7 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods(1)	$87,460	$81,621
Work in process	1,871	684
Raw materials	16,324	14,370
Inventories	$105,655	$96,675

(1) Certain raw materials were reclassified to finished goods in the current period and the December 31, 2024 balances were adjusted to the current period presentation.

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

For the three months ended September 30, 2025, the Company recorded tax expense of $0.4 million, which represents an effective tax rate of 13.9%. For the nine months ended September 30, 2025, the Company recorded tax expense of $0.6 million, which represents an effective tax rate of 14.1%. The income tax expense and the effective tax rate for the three and nine months ended September 30, 2025 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the performance of the Company’s compensation plans in both the three and nine months ended September 30, 2025, totaling $0.3 million and $1.0 million, respectively.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA includes significant changes to the domestic and international tax provisions, such as modifications to the global tax framework, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has considered the impact of OBBBA on its annual effective tax rate. These changes did not have a significant impact on the annual effective tax rate in the quarter ended September 30, 2025. The Company is currently evaluating the future impacts of OBBBA on its consolidated financial statements.

NOTE 9 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Balance at the beginning of year	$3,101	$4,237
Credit loss (reversal) expense	2,347	232
Write-Off of Accounts Receivable	(1,257)	(1,368)
Balance at the end of the period	$4,191	$3,101

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Salaries, wages, commissions and other compensation	$14,551	$18,544
Contract liabilities	2,003	2,833
Accrued rebates	1,065	1,593
Current operating lease liabilities	4,575	4,572
Customer deposits	9,680	7,750
Other accrued expenses	11,028	9,075
Other current liabilities	$42,902	$44,367

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

Branded Products

In our Branded Products segment, we produce and sell customized merchandising solutions, promotional products and branded uniform programs to our customers. As a strategic branding partner, we offer our customers customized branding solutions and strategies that generate favorable brand impressions, bolster customer retention and enhance employee engagement. Our products are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. Sales volumes in this segment are impacted by a number of factors, including marketing programs of our customers and turnover of our customers’ employees, often driven by the opening and closing of locations. From a long-term perspective, we believe that synergies within this segment will create opportunities to cross-sell products to new and existing customers.

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States. From a long-term perspective, we expect that demand for our portfolio of brands Wink®, Fashion Seal Healthcare®, its trade name CID Resources and our license of Carhartt Medical, will continue to provide opportunities for growth and increased market share.

Contact Centers

In our Contact Centers segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Dominican Republic, the United States and Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators can provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

During 2025, higher tariffs and/or new tariffs impacting certain sources of the Company’s materials and production were imposed by the U.S. government. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act ("AGOA"), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act ("HOPE") and the Haiti Economic Lift Program of 2010 ("HELP"), all expired on September 30, 2025. If not renewed and/or retroactively extended, the cost of continuing to do business in these countries likely will negatively impact our results of operations and financial position, or result in us moving sourcing and manufacturing from these countries to countries with more favorable cost structures. We are monitoring these imposed tariffs and duties, related ongoing negotiations and the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. See Item 1, “NOTE 6 – Contingencies and Geographic Supply Concentrations,” and "Item 1A — Risk Factors — Recently imposed tariffs may have a material adverse impact on our business."

It is uncertain how inflation and interest rates will be impacted during the remainder of 2025 by the imposition of tariffs and other trade-related actions or inactions. World events, including the Russia-Ukraine War and the ongoing conflict in the Middle East continue to have negative effects on the global economy. Civil unrest in countries where we manufacture products, such as Haiti, may result in our facilities incurring damage or destruction and could interrupt our manufacturing processes and adversely affect our reputation and our relationships with our customers.

Prolonged or recurring disruptions or instability in the United States and global political and economic environment, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, declines in our revenue and profitability, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs and duties affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, negative impacts on the valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales:
Branded Products	$85,095	$92,547	$(7,452)	(8.1%)
Healthcare Apparel	31,520	33,025	(1,505)	(4.6%)
Contact Centers	22,664	25,038	(2,374)	(9.5%)
Net intersegment eliminations	(812)	(920)	108	(11.7%)
Consolidated net sales	138,467	149,690	(11,223)	(7.5%)

Gross margin:
Branded Products	29,629	33,510	(3,881)	(11.6%)
Healthcare Apparel	12,126	13,809	(1,683)	(12.2%)
Contact Centers	11,995	13,742	(1,747)	(12.7%)
Net intersegment eliminations	(672)	(515)	(157)	30.5%
Consolidated gross margin	53,078	60,546	(7,468)	(12.3%)

Selling and administrative expenses:
Branded Products	23,501	24,223	(722)	(3.0%)
Healthcare Apparel	9,779	11,240	(1,461)	(13.0%)
Contact Centers	10,283	11,482	(1,199)	(10.4%)
Intersegment Eliminations	(672)	(515)	(157)	30.5%
Other	5,622	5,974	(352)	(5.9%)
Consolidated selling and administrative expenses	48,513	52,404	(3,891)	(7.4%)

Interest expense, net	1,378	1,569	(191)	(12.2%)
Income before income tax expense	3,187	6,573	(3,386)	(51.5%)
Income tax expense	443	1,170	(727)	(62.1%)
Net income	$2,744	$5,403	$(2,659)	(49.2%)
EBITDA(1)	$7,540	$11,654	$(4,114)	(35.3%)

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net (loss) income.

Net Income

The Company generated net income of $2.7 million and $5.4 million during the three months ended September 30, 2025 and 2024, respectively. The decrease in net income during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a decrease in net sales and gross margins across all of our reportable segments, partially offset by a decrease in selling and administrative expenses.

EBITDA

EBITDA was $7.5 million and $11.7 million during the three months ended September 30, 2025 and 2024, respectively. The EBITDA decrease was primarily due to the decrease in net sales and gross margins across all of our reportable segments, partially offset by a decrease in selling and administrative expenses. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company decreased 7.5%, or $11.2 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was attributable to decreases in net sales across all of our reportable segments.

Branded Products net sales decreased 8.1%, or $7.5 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to $8.0 million in timing of orders delivered in the prior quarter and lower sales volume and pricing from existing customers. These were partially offset by a $2.9 million increase resulting from revenue generated by 3Point following the acquisition in December 2024.

Healthcare Apparel net sales decreased 4.6%, or $1.5 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to volume decreases within existing customer accounts.

Contact Centers net sales decreased 9.5% or $2.4 million, before intersegment eliminations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The 9.5% decrease versus the year-ago quarter reflects continued macroeconomic headwinds, which continue to contribute to client downsizing and client attrition outpacing new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 38.3% for the three months ended September 30, 2025 and 40.4% for the three months ended September 30, 2024.

Gross margin rate for our Branded Products segment was 34.8% for the three months ended September 30, 2025 and 36.2% for the three months ended September 30, 2024. The decrease in the gross margin rate was attributable to customer sales mix for the three months ended September 30, 2025.

Gross margin rate for our Healthcare Apparel segment was 38.5% for the three months ended September 30, 2025 and 41.8% for the three months ended September 30, 2024. The gross margin rate decreased as compared to the prior year period due to product cost reductions in the prior year.

Gross margin rate for our Contact Centers segment was 52.9% for the three months ended September 30, 2025 and 54.9% for the three months ended September 30, 2024. The decrease in the gross margin rate was attributable to higher agent costs and unfavorable margin mix associated with the closure of our Jamaica contact center.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 35.0% for the three months ended September 30, 2025 and for the three months ended September 30, 2024.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.6% for the three months ended September 30, 2025 and 26.2% for the three months ended September 30, 2024. The rate increase was primarily related to expense deleverage from the net sales decrease for the three months ended September 30, 2025. The decrease in selling and administrative expenses of $0.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was due to lower employee related costs driven by headcount reductions.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 31.0% for the three months ended September 30, 2025 and 34.0% for the three months ended September 30, 2024. The rate decrease was primarily due to lower employee related costs.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 45.4% for the three months ended September 30, 2025 which improved slightly from 45.9% for the three months ended September 30, 2024. The rate decreased as compared to the prior year period driven by a prior year increase in credit loss reserve and lower employee related costs in the current period.

Selling and administrative expenses for Other, which represents Corporate costs, decreased primarily due to lower employee related costs.

Interest Expense, Net

Interest expense, net decreased to $1.4 million for the three months ended September 30, 2025 from $1.6 million for three months ended September 30, 2024. This decrease was due to a lower weighted average interest rate on those borrowings from 6.3% for the three months ended September 30, 2024 to 5.4% for the three months ended September 30, 2025.

Income Taxes

Income tax expense decreased to $0.4 million for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024. The effective tax rate was 13.9% and 17.8% for the three months ended September 30, 2025 and 2024, respectively. Income tax expense and the effective tax rate for the three months ended September 30, 2025 and September 30, 2024 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rates were further favorably impacted by the performance of the Company’s compensation plans during the three months ended September 30, 2025 and 2024. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Net sales:
Branded Products	$264,216	$260,911	$3,305	1.3%
Healthcare Apparel	87,036	88,854	(1,818)	(2.0%)
Contact Centers	70,866	73,422	(2,556)	(3.5%)
Net intersegment eliminations	(2,509)	(2,919)	410	(14.0%)
Consolidated net sales	419,609	420,268	(659)	(0.2%)

Gross margin:
Branded Products	90,332	93,377	(3,045)	(3.3%)
Healthcare Apparel	32,275	35,519	(3,244)	(9.1%)
Contact Centers	37,589	39,347	(1,758)	(4.5%)
Net intersegment eliminations	(1,351)	(1,625)	274	(16.9%)
Consolidated gross margin	158,845	166,618	(7,773)	(4.7%)

Selling and administrative expenses:
Branded Products	72,353	70,486	1,867	2.6%
Healthcare Apparel	29,383	30,931	(1,548)	(5.0%)
Contact Centers	32,816	32,436	380	1.2%
Intersegment Eliminations	(1,351)	(1,625)	274	(16.9%)
Other	17,654	17,678	(24)	(0.1%)
Consolidated selling and administrative expenses	150,855	149,906	949	0.6%

Interest expense, net	3,873	4,897	(1,024)	(20.9%)
Income before income tax expense	4,117	11,815	(7,698)	(65.2%)
Income tax expense	580	1,900	(1,320)	(69.5%)
Net income	$3,537	$9,915	$(6,378)	(64.3%)
EBITDA(1)	$17,147	$26,844	$(9,697)	(36.1%)

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net (loss) income.

Net Income

The Company generated net income of $3.5 million and $9.9 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in net income during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to lower gross margins at all three of our reportable segments, partially offset by a decrease in interest expense.

EBITDA

EBITDA was $17.1 million and $26.8 million during the nine months ended September 30, 2025 and 2024, respectively. The EBITDA decrease was primarily due to lower gross margins at all three of our reportable segments. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company decreased 0.2% or $0.7 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was attributable to decreases in net sales in our Healthcare Apparel and Contact Centers reportable segments.

Branded Products net sales increased 1.3%, or $3.3 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was due to a $9.1 million increase resulting from revenue generated by 3 Point following the acquisition in December 2024, offset by a decrease within existing large enterprise accounts.

Healthcare Apparel net sales decreased 2.0% or $1.8 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to volume decreases within existing customer accounts.

Contact Centers net sales decreased 3.5% or $2.6 million, before intersegment eliminations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The 3.5% decrease versus the year-ago period reflects continued macroeconomic headwinds, which continue to contribute to client downsizing and client attrition outpacing new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 37.9% for the nine months ended September 30, 2025 and 39.6% for the nine months ended September 30, 2024. The gross margin rate decrease was driven by gross margin rate decreases in all three of our reportable segments.

Gross margin rate for our Branded Products segment was 34.2% for the nine months ended September 30, 2025 and 35.8% for the nine months ended September 30, 2024. The gross margin rate decreased as compared to the prior year period due to sourcing mix resulting in higher product costs and lower pricing to existing customers.

Gross margin rate for our Healthcare Apparel segment was 37.1% for the nine months ended September 30, 2025 and 40.0% for the nine months ended September 30, 2024. The gross margin rate decreased as compared to the prior year period due to product cost reductions in the prior year and during the current year $0.6 million higher tariff costs in advance of price increases to our customers.

Gross margin rate for our Contact Centers segment was 53.0% for the nine months ended September 30, 2025, down slightly from 53.6% for the nine months ended September 30, 2024.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 36.0% for the nine months ended September 30, 2025 and 35.7% for the nine months ended September 30, 2024.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.4% for the nine months ended September 30, 2025 and 27.0% for the nine months ended September 30, 2024. The increase in selling and administrative expenses of $1.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was driven by increased sales resulting in higher sales commission expense, an adjustment to credit loss reserves of $0.5 million and increased costs from 3Point acquired in December 2024, offset by lower employee related costs driven by headcount reductions.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 33.8% for the nine months ended September 30, 2025 and 34.8% for the nine months ended September 30, 2024. The rate decrease as compared to the prior year period was primarily driven by a decrease in depreciation expense and lower employee related costs.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 46.3% for the nine months ended September 30, 2025 and 44.2% for the nine months ended September 30, 2024. The rate increase as compared to the prior year period was primarily driven by an increase in credit loss expense.

Selling and administrative expenses for Other, which represents Corporate costs, are consistent with the prior year period.

Interest Expense, Net

Interest expense, net decreased to $3.9 million for the nine months ended September 30, 2025 from $4.9 million for nine months ended September 30, 2024. This decrease was due to a lower weighted average interest rate on those borrowings from 6.5% for the nine months ended September 30, 2024 to 5.4% for the nine months ended September 30, 2025.

Income Taxes

Income tax expense decreased to $0.6 million for the nine months ended September 30, 2025 from $1.9 million for the nine months ended September 30, 2024. The effective tax rate was 14.1% and 16.1% for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense and the effective tax rate for the nine months ended September 30, 2025 and September 30, 2024 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rates were further favorably impacted by the performance of the Company’s compensation plans during the nine months ended September 30, 2025 and 2024 totaling $1.0 million and $0.5 million respectively. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

Capital expenditures

Capital expenditures were $3.4 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Sources of Capital and Liquidity

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from our segments' customers, offset by cash payments made for raw materials, finished goods, salaries and payroll-related benefits, leases and other general corporate expenditures.

For the nine months ended September 30, 2025, net cash provided by operating activities was $1.3 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees. These cash collections were offset by cash payments including $10.5 million of cash outflows for inventory purchases. The inventory balance is up from the prior year primarily due to the sales decrease in Healthcare Apparel, as well as, the timing of purchases.

For the nine months ended September 30, 2024, net cash provided by operating activities was $24.5 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders primarily driven by the Company’s collection of receivable balances and increases in cash inflows for inventory.

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

For the nine months ended September 30, 2025, the Company had $76.0 million in borrowings and $58.0 million in payments on the revolving credit facility. For the nine months ended September 30, 2025, the Company had $4.2 million in payments on the term loan.

For the nine months ended September 30, 2024, the Company had $31.0 million in borrowings and $37.0 million in payments on the revolving credit facility. For the nine months ended September 30, 2024, the Company had $3.3 million in payments on the term loan.

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

Dividends and Share Repurchase Program

During the nine months ended September 30, 2025 and 2024, the Company paid cash dividends of $6.7 million and $7.0 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On September 19, 2025, the “Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing September 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of our financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, except that the critical accounting estimate set forth under, “Annual Impairment Tests” is updated as follows:

Annual Impairment Tests:

The Company performs its goodwill and indefinite-lived intangible impairment tests annually or more frequently as events or changes in circumstances warrant. The timing of the annual impairment tests was changed to August 31st, and historically was performed during the fourth quarter.

Indefinite-lived Intangible Assets:

As of August 31, 2025, the Company performed its annual impairment test for its indefinite-lived trade name intangible assets which did not result in an impairment. We conducted a quantitative assessment using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates.

In determining the fair value of our trade name indefinite lived intangible assets as of August 31, 2025, we used the following key assumptions:

• Royalty rates of 0.75% - 3.0%;

• A tax rate of 27.0%;

• A long-term growth rate of 3.0%; and

• Assumed discount rates of 14.5% - 16.5%

Goodwill:

The discounted cash flow approach that we use for valuing goodwill as part of our impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data.

We performed our annual impairment test as of August 31, 2025, which did not result in any goodwill impairment. In determining the fair value of our reporting unit, we used the following assumptions:

•	Expected cash flows underlying our business plans for the initial five-year period were based on a detailed, multi-year forecast performed by our BAMKO reporting unit;
•	Long-term growth rate of 3.0%; and
•	Discount rate of 14.0%

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

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,744	$5,403	$3,537	$9,915
Interest expense, net	1,378	1,569	3,873	4,897
Income tax expense	443	1,170	580	1,900
Depreciation and amortization	2,975	3,252	9,157	9,872
Impairment charge	-	260	-	260
EBITDA	$7,540	$11,654	$17,147	$26,844

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to tariffs, duties, trade wars and related matters, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission, including those described in the “Risk Factors” section herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, the U.S. had trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act ("AGOA"), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act ("HOPE") and the Haiti Economic Lift Program of 2010 ("HELP"), all of which expired on September 30, 2025. If not renewed and/or retroactively extended, the cost of continuing to do business in these countries could negatively impact our results of operations and financial position or result in us moving sourcing and manufacturing from these countries to countries with more favorable cost structures. We are monitoring these imposed tariffs and duties, related ongoing negotiations and the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. Other trade agreements and/or preferences may expire or be terminated as well. The outcome of these trade agreements and/or preferences could have a material adverse impact on our revenue, operations, financial position and cash flows.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2025, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2025 to July 31, 2025	-	$-	-
August 1, 2025 to August 31, 2025	-	-	-
September 1, 2025 to September 30, 2025	-	-	-
Total	-	$-	-

(1)	For the three months ended September 30, 2025 there were no shares tendered by employees in connection with the exercise of stock options under the Company's shareholder-approved 2022 Equity Incentive and Awards Plan.
(2)	The above table excludes shares of our common stock withheld to settle employee tax withholding related to the vesting of restricted stock awards. Total shares were 3,206 in July 2025.
(3)	On September 19, 2025, Superior Group of Companies, Inc. (the “Company”) entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program ("Program") previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing September 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan. The approximate dollar value of shares that may still be purchased under the Program is $12.3 million as of September 30, 2025.

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

Date: November 3, 2025	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2025
	By	/s/ Michael Koempel
Michael Koempel
President & Chief Financial Officer (Principal Financial Officer)