Form 10-K
period 2025-12-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2026-03-03
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the aggregate market value of the registrant’s common shares held by non-affiliates, computed by reference to the last sales price of $10.30 as reported by the Nasdaq Stock Market, was approximately $116.3 million (based on the assumption, solely for purposes of this computation, that all directors and officers of the registrant were affiliates of the registrant).

The number of shares of common stock outstanding as of February 28, 2026 was 15,704,912 shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025, relating to its 2026 Annual Meeting of Shareholders, are incorporated by reference to furnish the information required by Items 10, 11, 12, 13 and 14 of Part III.

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to tariffs, duties, trade wars and related matters, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission (the "SEC"), including those risks described in Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 entitled "Risk Factors" and the other disclosure contained herein. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-K and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

Item 1.          Business

Overview

Superior Group of Companies, Inc. (together with its subsidiaries, “the Company,” “Superior,” “we,” “our,” or “us”) was organized in 1920 and was incorporated in 1922 as a New York company under the name Superior Surgical Mfg. Co., Inc. In 1998, Superior Surgical Mfg. Co. changed its name to Superior Uniform Group, Inc. and redomiciled to Florida. Effective on May 3, 2018, Superior Uniform Group, Inc. changed its name to Superior Group of Companies, Inc.

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

Superior’s Healthcare Apparel segment, primarily through its portfolio of brands Wink® and Fashion Seal Healthcare®, its trade name CID Resources and its license of Carhartt Medical, manufactures (through third parties or in its own facilities) and sells a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors, retailers and consumers primarily in the United States.

Superior’s Contact Centers segment, through multiple The Office Gurus® entities (collectively, "TOG"), including subsidiaries in El Salvador, Belize, Dominican Republic, the United States and Jamaica until its closure on June 15, 2025, provides outsourced, nearshore and onshore business process outsourcing, contact and call-center support services to North American customers.

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

For a depiction of net sales from external customers and Segment EBITDA by segment for the years ended December 31, 2025 and 2024, please refer to Note 2 to our Consolidated Financial Statements included in Part II, Item 8 (“Financial Statements and Supplementary Data”) (collectively referred to as “Financial Statements,” and individually referred to as “statements of comprehensive income (loss),” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein).

During the years ended December 31, 2025 and 2024, our Branded Products segment accounted for approximately 64% and 62%, respectively, of net sales. During the years ended December 31, 2025 and 2024, our Healthcare Apparel segment accounted for approximately 20% and 21%, respectively, of net sales.

For more information on our reportable business segments, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook,” which disclosure is incorporated herein by reference.

Services

Through the recruitment and employment of highly qualified English, Spanish and bilingual-speaking agents, we provide outsourced, nearshore and onshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. During the years ended December 31, 2025 and 2024, our Contact Centers segment accounted for approximately 16% and 17%, respectively of net sales.

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

Major competitors for our Healthcare Apparel segment include companies such as Medline Industries, Inc., Careismatic Brands, Barco Uniforms, Inc., FIGS, Inc., Encompass Medical and Standard Textile Co., Inc. We are a significant supplier of patient and caregiver apparel to hospitals, laundries and distributors that service hospitals and consumers. We believe that the strength of our brands and marketing, coupled with the quality of our products, allows us to compete effectively.

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

As of December 31, 2025, the Company had approximately 6,520 employees worldwide, of which all were full-time employees. As of December 31, 2025, approximately 720 employees were employed in the U.S. and approximately 5,800 employees were employed in foreign countries. The Contact Centers segment has the Company’s largest labor force at approximately 3,900 employees as of December 31, 2025.

Available Information

The Company maintains an internet website at the following address: www.superiorgroupofcompanies.com. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings, and amendments thereto, by our officers, directors and 10% shareholders. We make this information available on our website free of charge as soon as reasonably practicable after we or they electronically file the information with, or furnish it to, the SEC. We also provide electronic copies of such filings free of charge upon request.

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

The majority of such raw materials are sourced in China, either directly by us or our suppliers. If we are unable to source our raw materials and finished products from China or if our suppliers are unable to source raw materials from China, it could significantly disrupt our business. Even if we or our suppliers are able to source raw materials from China, we or they may face increased import duties as a result of changes in U.S. trade policy.  See “Risks Relating to Our Industries - Changes to trade regulation, quotas, duties, tariffs or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, such as those with respect to China, which may materially harm our revenue and results of operations, such as by increasing our costs and/or limiting the amount of products that we can import.”

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

We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. It is possible that third parties will assert claims against us on such basis, and if they do we cannot assure that we will be able to successfully resolve such claims. In addition, although we seek international protection of our intellectual property, the laws of some foreign countries do not allow us to protect, defend or enforce our intellectual property rights to the same extent as the laws of the United States. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There is no guarantee that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

Our customers may cancel or decrease the quantity of their orders, which could negatively impact our operating results.

Sales to many of our customers are on an order-by-order basis. If we cannot fill customers’ orders on time, orders may be cancelled and relationships with customers may suffer, which could have an adverse effect on us, especially if the relationship is with a major customer. Furthermore, if any of our customers experience a significant downturn in their business, or fail to remain committed to our programs or brands, such customers may reduce or discontinue purchases from us, which has happened. The reduction in the amount of our products purchased by customers could have a material adverse effect on our business, results of operations or financial condition.

In addition, some of our customers have, from time to time, experienced significant changes and difficulties, including changes in ownership, increased centralization of buying decisions, buyer turnover, restructurings, bankruptcies and liquidations. A significant adverse change in a customer relationship or in a customer’s financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables or limit our ability to collect amounts related to previous purchases by that customer, all of which could have a material adverse effect on our business, results of operations or financial condition.

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

Further, lower than forecasted demand could result in excess manufacturing capacity, reduced manufacturing efficiencies and/or excess inventories purchased from third parties, which could result in lower margins. Conversely, if we underestimate customer demand, our suppliers and manufacturers may not be able to deliver products to meet our requirements or we may be subject to higher production or shipping costs in order to secure the necessary production. An inability to meet customer demand or delays in the delivery of our products to our customers could result in reputational harm and damaged customer relationships and have an adverse effect on our business, financial condition and results of operations.

We pursue acquisitions from time-to-time to expand our business, which may pose risks to our business.

We selectively pursue acquisitions from time-to-time as part of our growth strategy. We compete with other companies for suitable acquisition candidates, and this competition may increase the price of acquisitions and reduce the number of acquisition candidates available to us. As a result, acquisition candidates may not be available to us in the future on favorable terms.

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

Even if we are able to acquire businesses on favorable terms, managing growth through acquisitions is a difficult process that includes integration and training of personnel, combining facility and operating procedures, and taking additional actions related to the integration of acquired businesses within our existing organization.

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

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and/or the issuance of equity or debt securities. There can be no assurance that such financings will be available to us on reasonable terms. Any future issuances of equity securities or convertible debt securities may be dilutive to our shareholders.

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

We are subject to international, federal, national, regional, state, local and other laws and regulations affecting our business, including but not limited to those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, the rules and regulations of the Consumer Products Safety Commission, the Food, Drug, and Cosmetic Act, the rules and regulations of the Food and Drug Administration (FDA), various anti-corruption and anti-bribery laws, various securities laws and regulations including but not limited to the Exchange Act, the Securities Act of 1933, and the rules of the Nasdaq Stock Market on which our common stock is traded, various labor, workplace and related laws, and environmental laws and regulations. There also are multiple climate change-related laws and regulations in the United States and internationally that either have gone into effect or could go into effect. The cost to comply with such laws and regulations could be significant and have an adverse effect on our results of operations. Failure to comply with such laws and regulations may expose us to potential liability and have an adverse effect on our results of operations.

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

Principal raw materials used to manufacture the Company’s finished goods include cotton, polyester, spandex, cotton-synthetic, poly-synthetic blends, textiles, plastic, glass, fabric and metal. The prices we pay for these fabrics and components are dependent on the market price for the raw materials used to produce them, including cotton and chemical components of synthetic fabrics including such raw materials as chemicals and dyestuffs, in addition to any import duties imposed on those fabrics and components that are imported.

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

World events, such as the Russian invasion of Ukraine and the resulting economic sanctions, have impacted the global economy, including by exacerbating inflationary and other pressures. In addition, the joint U.S.-Israeli strikes on Iran in February 2026, as well as other conflicts in the Middle East, could lead to higher oil prices, create supply imbalances in the global markets for oil and natural gas, and have other adverse effects on the global economy. Both of these crises have potentially far-reaching impacts on energy and food markets and global trade.

Conflicts in the Middle East, prolonged inflationary conditions, supply imbalances of oil and natural gas, high and/or increased interest rates, additional sanctions or retaliatory measures related to the Russia-Ukraine crisis or the U.S.-Israeli - Iran crisis, or other situations, could further negatively affect U.S. and international commerce and exacerbate or prolong the period of high energy prices. At this time, the extent and duration of these economic and political events and their effects on the economy and the Company are impossible to predict, but the impact on the Company’s business could be material.

Our manufacturing facilities and warehouses in Haiti are at risk of damage or disruption from civil unrest and other occurrences.

Our Healthcare Apparel segment relies on our manufacturing facilities and warehouses in Haiti for the manufacturing and storage of finished goods. Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing processes, information systems, telecommunication services, and product delivery for sustained periods and may also make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our customers, our leadership team’s ability to administer and supervise our business, and/or cause us to incur substantial additional expenditures to repair or replace damaged equipment or facilities or commence production at alternate locations. While we currently have commercial liability insurance, our insurance coverage may not be sufficient. Prolonged disruption of our manufacturing processes in Haiti also may entitle some of our customers to amend or terminate their contracts with us. Worsening conditions in Haiti may also result in the displacement of native Haitians looking for refuge in neighboring Dominican Republic, which may result in the closure of roads and port access which may limit or restrict our normal and recurring business in Haiti. Any of the above factors may adversely affect our business, results of operations and financial condition.

Changes to trade agreements, regulations, tariffs, duties, quotas or other restrictions caused by the changing U.S. and geopolitical environments or otherwise, may materially harm our business, results of operations, financial position and/or cash flows. such as by increasing our costs and/or limiting the amount of products that we can import.

Our operations are subject to various international trade agreements, regulations and preferences, such as the Dominican Republic–Central America Free Trade Agreement (CAFTA-DR), Caribbean Basin Trade Partnership Act (CBTPA), Haitian Hemispheric Opportunity through Partnership Encouragement Act, as amended (HOPE), the Food Conservation and Energy Act of 2008 (HOPE II), the Haiti Economic Lift Program of 2010 (HELP), the African Growth and Opportunity Act (AGOA), the Middle East Free Trade Area Initiative (MEFTA) and the activities and regulations of the World Trade Organization (WTO).   Generally, these trade agreements, regulations and preferences benefit our business, but trade agreements and regulations can also impose requirements that have a material adverse effect on our business, revenue and results of operations, such as limiting the countries from which we can purchase raw materials, limiting the products that qualify as duty free, and setting quotas, duties and/or tariffs on products that may be imported into the United States from a particular country.

To the extent trade agreements benefit our business, we can give no assurances that these benefits will continue to the same extent or at all.  The African Growth and Opportunity Act (AGOA), Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and Haiti Economic Lift Program of 2010 (HELP) expired on September 30, 2025 and in February 2026 were retroactively extended until December 31, 2026. If these or other agreements and/or preferences with respect to countries in which we operate are not renewed and/or extended, if these or other agreements and/or preferences are changed, or if limits or restrictions under such agreements or regulations are expanded, the cost of continuing to do business in these countries could materially and adversely impact our results of operations, financial position and cash flows.

In addition, beginning in the second quarter of 2025, significant new and expanded tariffs, reciprocal tariffs and other trade restrictions were imposed by the United States, with selective tariff exemptions, impacting global trade.  We purchase or manufacture our products largely in Haiti, China, Madagascar, Vietnam, Pakistan and Bangladesh.   The introduction, expansion or continuation of U.S. tariffs on countries from which we source and/or manufacture products, such as China and Vietnam, could have a material adverse impact on our results of operations, financial position and cash flows. In response, in part, to tariffs levied on products imported from China we have shifted some production, and may seek to shift additional production, out of China, which may result in additional costs and disruption to our operations.

Furthermore, certain inbound products in our Branded Products and Healthcare Apparel segments are subject to tariffs assessed on the manufactured cost of goods at the time of import. As a result, we have increased our prices for certain products and may be required to raise those prices further, or raise our prices on other products, which may result in the loss of customers and harm our operating performance.

More generally, if the imposition of or change in tariffs, duties, quotas, regulations or other restrictions, or if the expiration or change of trade agreements or preferences, involving the United States and countries in which our products are manufactured or into which they are imported, increases our costs, and we are unable to share the cost increases with our suppliers or third-party manufacturers or pass along the remaining cost increases to our customers, our results of operations, financial position and/or cash flows may be materially adversely affected.  As a result, we may decide to move sourcing and/or manufacturing from the affected countries to countries with more favorable cost structures, which such a move may result in material costs and disrupt our operations.

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

As of December 31, 2025, our total consolidated indebtedness was $93.7 million. Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a sizable portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividends, stock buybacks and other general corporate purposes, and increasing our vulnerability to adverse economic or industry conditions.

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

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”). In the event that payments become due under the SERP, we will have to use cash flow from operations or other sources to fund our obligations. As of December 31, 2025, we had $15.4 million in unfunded obligations related to the SERP.

Risks Relating to Our Common Stock

Certain existing shareholders have significant control.

At December 31, 2025, our executive officers and directors, and certain of their family members collectively owned approximately 29.6% of our outstanding common stock. As a result, our executive officers and directors, and certain of their family members, have significant influence over the election of our Board of Directors (the "Board" or "Board of Directors"), the approval or disapproval of any other matters requiring shareholder approval, and the affairs and policies of our company.

Our share price may change significantly, and our shareholders may not be able to resell shares of our common stock at or above the price they paid or at all, and they could lose all or part of their investment as a result.

The trading price of our common stock, as reported on the Nasdaq Stock Market, fluctuates due to a number of factors such as those listed in “Risks Relating to Our Business” which may include, but not be limited to, the following, some of which are beyond our control:

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

Payment of cash dividends on our common stock is subject to our compliance with applicable law and depends on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, business prospects and other factors that our Board may deem relevant. Our credit agreement contains, and the terms of any future indebtedness we incur may contain, limitations on our ability to pay dividends. Although we have paid cash dividends in the past, there can be no assurance that we will continue to pay any dividend in the future.

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

Furthermore, increased inflation could have an adverse impact on our operating and general and administrative expenses. Please see “Risks Related to Our Industries - Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our customers’ businesses and levels of business activity” above for a description of recent inflationary pressure. During inflationary periods, these costs could increase at a rate higher than our ability to offset them via customer-facing pricing adjustments, alternative supply sources or other measures. Inflation could also have an adverse effect on consumer spending, which could adversely impact demand for our products and services. If our operating and other expenses increase faster than anticipated due to inflation, our financial condition, results of operations and cash flow could be materially adversely affected.

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

Changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the tax laws are interpreted, could impact our effective tax rate, restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows. For example, recent tax legislation and regulation, including provisions of the 2025 One Big Beautiful Bill Act (“OBBBA”) and potential increases in taxes, make significant changes to the U.S. tax regime and could materially impact how our earnings are taxed.

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

If any material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, or our disclosure controls and procedures are determined to be ineffective, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission. Additionally, the occurrence of, or failure to remediate, a material weakness and any future material weaknesses in our internal control over financial reporting or determination that our disclosure controls and procedures are ineffective may have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the U.S. Securities and Exchange Commission or other regulatory authorities, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

We have recognized, and may recognize in the future, impairment charges, which could materially adversely affect our financial condition and results of operations.

We assess our intangible assets, long-lived assets and goodwill for impairment when required by generally accepted accounting principles in the United States (“GAAP”). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values.

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

•   increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and

•   deteriorating real estate values.

If our assessment of intangible assets, long-lived assets or goodwill indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our financial condition and results of operations, potentially materially so.

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

We maintain a cybersecurity risk program predicated on a risk‑based approach. We use cost‑effective controls that are commensurate with the risk and sensitivity of our specific information systems, control systems, and enterprise data. Our cybersecurity program incorporates best practices and industry standards from multiple sources and is designed to comply with applicable regulations. The cybersecurity program includes, but is not limited to, risk assessment, policies and procedures, training and awareness, auditing, log collection and analysis, threat hunting and intelligence surveillance, compliance monitoring and testing, and incident response.

Our internal professionals collaborate with external subject matter specialists, as necessary. All third parties engaged for such matters are subjected to scrutiny to ensure they satisfy our security standards. We periodically review our third‑party engagements to ensure that the providers maintain the necessary levels of protection and competency, as well as to oversee and identify potential cybersecurity risks and/or threats from such engagements.

In addition, our cybersecurity program operates within a continuous‑improvement model intended to ensure long‑term effectiveness and resiliency. This includes periodic internal reviews and assessments of our controls, follow‑up on corrective actions, incorporation of lessons learned from incidents, and evaluation of emerging threats and technologies. These activities support ongoing enhancements to our processes and help ensure that our cybersecurity capabilities evolve alongside changes in our operating environment and the broader threat landscape.

We describe how risks from cybersecurity threats could materially affect us, including our business strategy, results of operations, or financial condition, as part of our risk factor disclosures at Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board and its Audit Committee are responsible for oversight of our cybersecurity risk, including the effectiveness of cybersecurity risk management policies and protocols, while our Chief Information Officer (CIO), who has over 20 years of technology and security leadership experience across public, private and private equity backed businesses, is responsible for our cybersecurity strategy and execution. Supporting the CIO is our Head of IT Security and Infrastructure, who has over 8 years of security and infrastructure leadership experience and holds a CISSP certification, and is also responsible for cybersecurity strategy and execution as well as managing day-to-day security operations, monitoring threat activity, and coordinating incident response across the organization.

As part of the Board’s oversight, the Audit Committee, which is comprised entirely of independent directors, receives quarterly reports from executive management about the prevention, detection, mitigation, and remediation of cybersecurity incidents. The Board receives at least an annual report from executive management. Additionally, we have processes by which a cybersecurity incident would be escalated internally and, when appropriate, reported to the Board (or appropriate committee), as well as for updating the Board regarding such incident until it has been resolved.

Item 2.          Properties

The following table describes the material facilities we owned or leased as of December 31, 2025:

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

We declared aggregate cash dividends of $0.56 per share during the fiscal year ended December 31, 2025, which were paid in the first, second, third and fourth quarters of 2025.

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

On February 28, 2026, we had 109 shareholders of record.

Information regarding the Company’s equity compensation plans is incorporated by reference to the information set forth in Item 12 of Part III of this Form 10-K under the section entitled “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased (1) as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2025 to October 31, 2025	-	$-	-
November 1, 2025 to November 30, 2025	167,806	9.15	167,806
December 1, 2025 to December 31, 2025	67,980	9.93	67,980
Total	235,786	9.37	235,786	$10,105,255

(1)

For the three months ended December 31, 2025 there were no shares tendered by employees in connection with the exercise of stock options under the Company's shareholder-approved 2022 Equity Incentive and Awards Plan.

(2)	On September 19, 2025, the Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program ("Program") previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Exchange Act, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing September 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Unregistered Sales of Equity Securities

None.

Item 6.          Reserved

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Financial Statements, which present our results of operations for the years ended December 31, 2025 and 2024, as well as our financial positions at December 31, 2025 and 2024, contained elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Special Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, we use a non-GAAP financial measure to evaluate our results of operations. For important information regarding the use of such non-GAAP financial measure, including reconciliations to the most comparable GAAP measure, see the section titled “Non-GAAP Financial Measure” below.

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

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient gowns. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States. From a long-term perspective, we expect that demand for our portfolio of brands Wink® and Fashion Seal Healthcare®, our trade name CID Resources and our license of Carhartt Medical, will continue to provide opportunities for growth and increased market share.

Contact Centers

In our Contact Centers segment (also known as The Office Gurus), which operates in El Salvador, Belize, Dominican Republic, the United States and Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore and onshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market specifically has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators can provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. In February 2026, these agreements were retroactively extended until December 2026. The process and timing for receiving a refund of duties paid in the interim period between expiration and when retroactivity was granted has yet to be determined. If not renewed and/or extended after December 2026, the cost of continuing to do business in these countries likely will negatively impact our results of operations and financial position, or result in us moving sourcing and manufacturing from these countries to countries with more favorable cost structures. We will continue to monitor the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. See Item 8, “NOTE 7 – Contingencies and Geographic Supply Concentrations,” and "Item 1A — Risk Factors — Recently imposed tariffs may have a material adverse impact on our business."

On February 20, 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method.  These IEEPA tariffs stopped being collected at 12:00 a.m. on February 24, 2026.  The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds.  A determination of these, and other questions, could take a significant amount of time to resolve.  Soon after the Supreme Court’s decision, President Trump announced his intention to impose tariffs using different legal bases.  Already, a new 10% tariff has been implemented under Section 122 of the Trade Act of 1974, effective as of February 24, 2026.  The Supreme Court’s ruling and President Trump’s response add new uncertainty to global trade, including the Company’s exposure to tariffs.

It is uncertain how inflation and interest rates will be impacted in 2026 by the imposition of tariffs and other trade-related actions or inactions. World events, such as the Russia-Ukraine War, the joint U.S-Israeli strikes on Iran in February 2026 and other conflicts in the Middle East, continue to negatively affect the global economy. Additionally, civil unrest in countries where we manufacture products, like Haiti, may result in our facilities incurring damage or destruction and could interrupt our manufacturing processes and adversely affect our reputation and our relationships with our customers.

Prolonged or recurring disruptions or instability in the United States and global political and economic environment, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, declines in our revenue and profitability, increased costs related to higher oil and natural gas prices and/or supply imbalances in the oil and natural gas markets, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs and duties affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, negative impacts on the valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets and goodwill.

The Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Operations

The following table provides highlights of our financial performance (in thousands, except percentages):

	For the Years Ended December 31,
	2025	2024	$ Change	% Change
Net sales:
Branded Products	$361,134	$353,314	$7,820	2.2%
Healthcare Apparel	115,866	119,191	(3,325)	(2.8%)
Contact Centers	92,520	96,949	(4,429)	(4.6%)
Net intersegment eliminations	(3,336)	(3,778)	442	(11.7%)
Consolidated net sales	566,184	565,676	508	0.1%

Gross margin:
Branded Products	123,712	124,723	(1,011)	(0.8%)
Healthcare Apparel	41,962	45,746	(3,784)	(8.3%)
Contact Centers	48,980	52,207	(3,227)	(6.2%)
Net intersegment eliminations	(1,790)	(2,098)	308	(14.7%)
Consolidated gross margin	212,864	220,578	(7,714)	(3.5%)

Selling and administrative expenses:
Branded Products	96,067	94,384	1,683	1.8%
Healthcare Apparel	39,550	41,149	(1,599)	(3.9%)
Contact Centers	42,385	42,999	(614)	(1.4%)
Intersegment Eliminations	(1,790)	(2,098)	308	(14.7%)
Other	23,263	23,492	(229)	(1.0%)
Consolidated selling and administrative expenses	199,475	199,926	(451)	(0.2%)

Interest expense	5,143	6,358	(1,215)	(19.1%)
Income before income tax expense	8,246	14,294	(6,048)	(42.3%)
Income tax expense	1,246	2,290	(1,044)	(45.6%)
Net income	7,000	12,004	(5,004)	(41.7%)
EBITDA(1)	$25,744	$34,097	$(8,353)	(24.5%)

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net income.

Net Income

The Company generated net income of $7.0 million during the year ended December 31, 2025 and net income of $12.0 million during the year ended December 31, 2024. The decrease in net income during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to decreases in gross margins in all three of our reportable segments, partially offset by a decrease in interest expense.

EBITDA

EBITDA was $25.7 million and $34.1 million during the years ended December 31, 2025 and 2024, respectively. EBITDA for the year ended December 31, 2025 compared to the year ended December 31, 2024 decreased primarily due to lower gross margins in all three of our reportable segments. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 0.1% or $0.5 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to a net sales increase in our Branded Products reportable segment.

Branded Products net sales increased 2.2%, or $7.8 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an additional $11.0 million in net sales attributable to 3 Point branding company we acquired in December 2024. This increase was partially offset by a net volume decrease within existing large enterprise accounts.

Healthcare Apparel net sales decreased 2.8%, or $3.3 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in net sales was primarily due to volume decreases within existing customer accounts.

Contact Centers net sales decreased 4.6% or $4.4 million before intersegment eliminations and 4.3% or $4.0 million after intersegment eliminations for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in net sales versus the year-ago period reflects continued macroeconomic headwinds, which continue to contribute to client downsizing and customer attrition outpacing new customer acquisitions.

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

Gross margin rate for the Company was 37.6% for the year ended December 31, 2025 down from 39.0% for the year ended December 31, 2024. The rate decrease was primarily due to decreases in gross margins in all three of our reportable segments.

Gross margin rate for our Branded Products segment was 34.3% for the year ended December 31, 2025 and 35.3% for the year ended December 31, 2024. The gross margin rate decreased as compared to the prior year period due to higher product costs.

Gross margin rate for our Healthcare Apparel segment was 36.2% for the year ended December 31, 2025 and 38.4% for the year ended December 31, 2024. The gross margin rate decreased as compared to 2024, primarily due to higher product costs in 2025 and unfavorable sales product mix.

Gross margin rate for our Contact Centers segment was 52.9% for the year ended December 31, 2025 and 53.8% for the year ended December 31, 2024. The decrease in the gross margin rate was attributable to higher agent costs and unfavorable margin mix associated with the closure of our Jamaica contact center.

Selling and Administrative Expenses

As a percentage of net sales, total selling and administrative expenses was 35.2% for the year ended December 31, 2025, mostly flat compared to 35.3% for the year ended December 31, 2024.

As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.6% for the year ended December 31, 2025 and 26.7% for the year ended December 31, 2024. The rate remained flat year over year as cost increases kept pace with increases in net sales.

As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 34.1% for the year ended December 31, 2025 and 34.5% for the year ended December 31, 2024. The rate decrease as compared to the prior year period was primarily driven by a decrease in depreciation expense and lower employee related costs.

As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 45.8% for the year ended December 31, 2025 and 44.4% for the year ended December 31, 2024. The rate increase as compared to the prior year period was primarily driven by an increase in credit loss expense. Overall selling and administrative expenses were down in line with the decrease in sales and the exit of Jamaica.

Selling and administrative expenses for our "Other" segment, which represents unallocated corporate costs, decreased by $0.2 million, primarily driven by decreases in employee related costs.

Interest Expense

Interest expense decreased to $5.1 million for the year ended December 31, 2025 from $6.4 million for the year ended December 31, 2024. This decrease was due to a lower weighted average interest rate on those borrowings from 5.5% for the year ended December 31, 2024 to 5.1% for the year ended December 31, 2025.

Income Taxes

Income tax expense decreased to $1.2 million for the year ended December 31, 2025 from $2.3 million for the year ended December 31, 2024. The effective tax rate was 15.1% and 16.0% for the year ended December 31, 2025 and 2024, respectively. Income tax expense and the effective tax rate for the year ended December 31, 2025 and 2024 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from year to year due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Liquidity and Capital Resources

Liquidity Analysis

Short-Term Liquidity

For the next twelve months, our primary capital requirements are for capital to maintain our operations, meet contractual obligations, primarily consisting of our revolving credit facility and term loan (collectively, our "Credit Facilities") and operating leases, and fund capital expenditures, dividends, stock repurchases, any potential merger and acquisition activity and other general corporate purposes. Management believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facilities will be sufficient to satisfy the above requirements for the next twelve months.

Long-Term Liquidity

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, stock repurchases, any potential merger and acquisition activity and the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company's material contractual obligations include outstanding debt, long-term pension liability, operating leases and non-qualified deferred compensation plan liabilities in Other Long-Term Liabilities. For additional details related to the Company’s long-term contractual obligations for long-term debt see Note 5, for contractual obligations for leases see Note 14 and for contractual obligations for acquisition-related contingent liabilities see Note 7. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements. Please refer to Notes 5 and 15 to our Consolidated Financial Statements located in Item 8 of this Annual Report on Form 10-K for our contractual obligations, including schedules of future minimum payments.

Cash Requirements

Working Capital Needs

The Company carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry. The Company also requires working capital to invest in new product lines and technologies.

Capital expenditures

Capital expenditures were $3.9 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively.

Debt Service Obligations

In 2025 and 2024, we paid interest of $5.7 million and $5.9 million, respectively. The cost of borrowing decreased in 2025, with the weighted average interest rate on outstanding borrowings under our Credit Facilities of 5.1% at December 31, 2025 compared to 5.5% at December 31, 2024. As of December 31, 2025, the Company had undrawn capacity of $90.0 million under the revolving credit facility.

Sources of Capital and Liquidity

Cash on Hand

As of December 31, 2025, we had $23.7 million of cash on our balance sheet, of which $16.2 million of cash was held at foreign subsidiaries. Excess cash of $8.4 million from foreign operations may generally be transferred to operations in the U.S.

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and accessories, offset by cash payments made for raw materials, salaries and payroll related benefits, leases and other general corporate expenditures.

In 2025, net cash provided by operating activities was $19.7 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders. Collections are down from the prior year primarily related to timing of order delivery at year end.

In 2024, net cash provided by operating activities was $33.4 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors, employees and lenders primarily driven by the Company’s efforts to reduce outstanding receivable balances.

Credit Facilities and Debt Activity

The Company’s primary source of liquidity has been its net income and the use of its Credit Facilities. The Company has access to a revolving credit facility with a maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions.

For the year ended December 31, 2025, the Company had $7.4 million of net debt borrowings, consisting of $82.0 million in payments on the revolving credit facility and $5.6 million of payments in the term loan. For the year ended December 31, 2024, the Company had $7.7 million in net debt payments, consisting of $50.0 million in payments on the revolving credit facility and $4.7 million in payments on the term loan. For the years ended December 31, 2025 and 2024, the Company had borrowings of $95.0 million and $47.0 million on the revolving credit facility, respectively. Both the debt payments and borrowings during 2025 and 2024 primarily related to the utilization of our revolving credit facility in the normal course of business.

In the future, the Company may continue to use its Credit Facilities and other secured and unsecured borrowings as a source of liquidity. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Please refer to Note 5 to our Consolidated Financial Statements located in Item 8 of Part II of this Annual Report on Form 10-K for additional details on our outstanding long-term debt.

Dividends and Share Repurchase Program

During the years ended December 31, 2025 and 2024, the Company paid cash dividends of $8.9 million and $9.3 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On September 19, 2025, the Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program ("Program") previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Exchange Act. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing September 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan. The approximate dollar value of shares that may still be purchased under the Program is $10.1 million as of December 31, 2025. The Program may be modified, suspended or terminated at any time, without prior notice. Shares repurchased may be reissued later in connection with employee benefit plans and other general corporate purposes. Shares purchased under the Program are constructively retired and returned to unissued status. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following table reconciles net income to EBITDA (in thousands):

	Years Ended December 31,
	2025	2024
Net income	$7,000	$12,004
Interest expense	5,143	6,358
Income tax expense, net	1,246	2,290
Depreciation and amortization	12,355	13,185
Intangible assets impairment charge	-	260
EBITDA	$25,744	$34,097

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

Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We believe that the following critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments.

Revenue Recognition

Revenue is measured at the amount of consideration we expect to receive in exchange for the goods or services. Variable consideration is recorded based upon historical experience. Contract termination terms may involve variable consideration clauses such as sales discounts and customer rebates, and revenue is adjusted accordingly for these provisions. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

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

Annual Impairment Tests:

The Company performs its goodwill and indefinite-lived intangible impairment tests annually or more frequently as events or changes in circumstances warrant. The timing of the annual impairment tests was changed to August 31st, and historically was performed during the fourth quarter. Please see Note 1 – Description of Business, Basis of Presentation and Summary of Accounting Policies – Change in Accounting Policy, which disclosure is incorporated herein by reference.

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

Q4 Impairment Test

The Company identified an indicator of impairment related to the CID Resources indefinite-lived intangible asset of the Healthcare Apparel segment. A quantitative interim impairment test was performed using the relief-from-royalty method which resulted in no impairment. The assumptions used to determine the fair value of our trade name indefinite lived intangible assets as of December 31, 2025 were consistent with the annual test as of August 31, 2025, discussed above.

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

Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2025.

Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. For the year ended December 31, 2025, there was no significant change in total unrecognized tax benefits. As of December 31, 2025, we had an accrued liability of $0.9 million for unrecognized tax benefits. We recognize interest and penalties associated with the unrecognized tax benefit as part of the income tax provision and include accrued interest and penalties with the related reserve in other long-term liabilities in our consolidated balance sheets.

Item 7A.       Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our debt. Interest on our Credit Facilities is based upon the secured overnight financing rate (“SOFR”). As SOFR is a relatively new reference rate with a limited history, there may or may not be more volatility than with other reference rates such as LIBOR, which may result in increased borrowing costs for the Company. A hypothetical increase in the SOFR of 100 basis points as of January 1, 2025 would have resulted in approximately $0.9 million in additional pre-tax interest expense for the year ended December 31, 2025. For further information regarding our debt instruments, see Note 5 to the Financial Statements.

Foreign Currency Exchange Risk

Sales to customers outside of the United States are subject to fluctuations in foreign currency exchange rates, which may negatively impact gross margin realized on our sales. Less than 5% of our sales contracts are denominated in foreign currencies. We cannot predict the effect of exchange rate fluctuations on our operating results. In certain cases, we may enter into foreign currency cash flow hedges to reduce the variability of cash flows associated with our sales and expenses denominated in foreign currency. As of December 31, 2025, we had no foreign currency exchange hedging contracts. There can be no assurance that our strategies will adequately protect our operating results from the effect of exchange rate fluctuations.

Financial results of our foreign subsidiaries in the Branded Products segment are denominated in their local currencies, which include the Hong Kong dollar, the Chinese renminbi, the British pound, the Indian rupee, the Brazilian real, Colombian peso and the Canadian dollar. These operations may also have net assets and liabilities not denominated in their functional currency, which exposes us to changes in foreign currency exchange rates that impact income. Excluding intercompany payables and receivables considered to be long-term investments, changes in exchange rates for assets and liabilities not denominated in their functional currency are reported as foreign currency transaction gains (losses) within selling and administrative expenses in our statements of comprehensive income. During the years ended December 31, 2025 and 2024 foreign currency transaction gains (losses) were not significant. We also have exposure to foreign currency exchange risk from the translation of foreign subsidiaries from the local currency into the U.S. dollar. Comprehensive income (loss) during the years ended December 31, 2025 and 2024, included a foreign currency translation adjustment gain of $1.6 million and a foreign currency translation adjustment loss of $3.4 million, respectively.

Item 8.          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2026 expressed an unqualified opinion.

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

Indefinite-lived Intangible Assets – CID Resources Trade name

As described further in Note 9 to the financial statements, the Company has an indefinite-lived intangible asset related to the CID Resources trade name of approximately $13.9 million. This indefinite-lived intangible asset is reviewed at least quarterly by the Company for indicators of impairment. The Company considers historical and projected financial performance as well as industry information. We identified the quantitative fair value assessments of the CID Resources trade name as a critical audit matter.

The principal consideration for our determination that the impairment assessments of this indefinite-lived intangible asset are a critical audit matter is that the impairment assessments require the Company to utilize subjective assumptions to estimate the discounted cash flows attributable to the CID Resources trade name, such as royalty rate and discount rate. This estimation process required a high degree of auditor judgement and an increased extent of effort.

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

March 3, 2026

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Superior Group of Companies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Superior Group of Companies, Inc. (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 3, 2026 expressed an unqualified opinion on those financial statements.

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

March 3, 2026

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except shares and per share data)

	Years Ended December 31,
	2025	2024
Net sales	$566,184	$565,676

Costs and expenses:
Cost of goods sold	353,320	345,098
Selling and administrative expenses	199,475	199,926
Interest expense	5,143	6,358
	557,938	551,382
Income before income tax expense	8,246	14,294
Income tax expense, net	1,246	2,290
Net income	$7,000	$12,004

Net income per share:
Basic	$0.47	$0.75
Diluted	$0.46	$0.73

Weighted average shares outstanding during the period:
Basic	14,966,139	16,008,015
Diluted	15,322,094	16,504,384

Other comprehensive income (loss), net of tax
Defined benefit pension plans	$(968)	$301
Foreign currency translation adjustment	1,630	(3,375)
Other comprehensive income (loss)	662	(3,074)
Comprehensive income	$7,662	$8,930

Cash dividends per common share	$0.56	$0.56

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$23,691	$18,766
Accounts receivable	104,336	95,092
Inventories	97,474	96,675
Contract assets	48,903	51,688
Prepaid expenses and other current assets	13,259	10,831
Total current assets	287,663	273,052
Property, plant and equipment, net	37,352	41,879
Operating lease right-of-use assets	12,620	15,567
Deferred tax asset	15,003	13,835
Intangible assets, net	47,254	51,137
Goodwill	2,583	2,304
Other assets	19,369	17,360
Total assets	$421,844	$415,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,343	$50,942
Other current liabilities	53,041	44,367
Current portion of long-term debt	6,563	5,625
Current portion of acquisition-related contingent liabilities	-	814
Total current liabilities	107,947	101,748
Long-term debt	87,093	80,410
Long-term pension liability	15,010	13,315
Long-term acquisition-related contingent liabilities	826	935
Long-term operating lease liabilities	7,939	10,486
Other long-term liabilities	10,211	9,384
Total liabilities	229,026	216,278
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding - 15,730,615 and 16,484,921 shares, respectively	16	16
Additional paid-in capital	84,628	84,060
Retained earnings	112,871	120,139
Accumulated other comprehensive loss, net of tax	(4,697)	(5,359)
Total shareholders’ equity	192,818	198,856
Total liabilities and shareholders’ equity	$421,844	$415,134

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except shares and per share data)
					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	(Loss) Income,	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2024	16,564,712	$16	$77,443	$122,464	$(2,285)	$197,638
Issuance of common stock under stock incentive plans and related tax effect	443,681	-	2,526	(214)	-	2,312
Common shares repurchased and retired including shares withheld for taxes	(523,472)	-	(2,586)	(4,831)	-	(7,417)
Share-based compensation expense	-	-	4,270	-	-	4,270
Written put options	-	-	2,407	-	-	2,407
Cash dividends declared ($0.56 per share)	-	-	-	(9,284)	-	(9,284)
Net income	-	-	-	12,004	-	12,004
Pensions, net of taxes of $100	-	-	-	-	301	301
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(3,375)	(3,375)
Balance, December 31, 2024	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	183,838	-	78	-	-	78
Common shares repurchased and retired including shares withheld for taxes	(938,144)	-	(4,773)	(5,363)	-	(10,136)
Share-based compensation expense	-	-	5,263	-	-	5,263
Cash dividends declared ($0.56 per share)	-	-	-	(8,905)	-	(8,905)
Net income	-	-	-	7,000	-	7,000
Pensions, net of taxes of $322	-	-	-	-	(968)	(968)
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,630	1,630
Balance, December 31, 2025	15,730,615	$16	$84,628	$112,871	$(4,697)	$192,818

See accompanying Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,000	$12,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,355	13,185
Inventory write-downs	2,252	2,423
Credit loss expense	2,291	232
Share-based compensation expense	5,263	4,270
Deferred income tax benefit	(846)	(1,581)
Change in fair value of acquisition-related contingent liabilities	95	437
Non-cash operating lease expense	2,948	2,337
Change in fair value of written put options	-	653
Other, net	299	507
Changes in assets and liabilities, net of acquisition of businesses:
Accounts receivable	(10,757)	7,977
Contract assets	3,045	(3,434)
Inventories	(2,804)	(1,031)
Prepaid expenses and other current assets	(2,167)	(2,375)
Other assets	(2,076)	(2,953)
Accounts payable and other current liabilities	1,723	(403)
Payment of acquisition-related contingent liabilities	(791)	(686)
Long-term pension liability	407	433
Other long-term liabilities	1,472	1,433
Net cash provided by operating activities	19,709	33,428

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,947)	(4,435)
Acquisition of business	-	(4,000)
Net cash used in investing activities	(3,947)	(8,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	95,000	47,000
Payments under revolving lines of credit	(82,000)	(50,000)
Payment of term loan	(5,625)	(4,687)
Payment of cash dividends	(8,905)	(9,284)
Payment of acquisition-related contingent liabilities	(226)	(897)
Proceeds received on exercise of stock options	240	1,128
Shares withheld for taxes	(162)	(317)
Common shares repurchased and retired	(10,136)	(7,417)
Net cash used in financing activities	(11,814)	(24,474)

Effect of currency exchange rates on cash	977	(1,649)
Net increase (decrease) in cash and cash equivalents	4,925	(1,130)
Cash and cash equivalents balance, beginning of year	18,766	19,896
Cash and cash equivalents balance, end of year	$23,691	$18,766

Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$1,623	$2,303
Interest paid	$5,663	$5,917

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

Change in Accounting Policy

The Company historically evaluated goodwill and indefinite-lived intangible assets for impairment during the fourth quarter or when an indicator of impairment existed. During the third quarter of 2025, the Company voluntarily changed its date of the annual goodwill impairment assessment for all of its reporting units as well as its indefinite-lived intangible assets to August 31. The Company changed the date to provide timelier information for planning and forecasting purposes and provide additional time to complete the required impairment testing. The change did not represent a material change to the Company’s method of applying the accounting principle and was not retrospectively applied because the Company did not carry a goodwill balance until the fourth quarter of 2024.

Reclassifications

The accompanying financial statements for the prior year period contain certain reclassifications. Reclassifications impact items within our statements of comprehensive income, our statements of shareholders' equity, our statements of cash flows and Note 8 Inventories. These reclassifications did not have an effect on the Company’s consolidated results of operations, financial position or cash flows for the year ended December 31, 2025.

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

The Company also has bill and hold arrangements with certain customers.  For these arrangements, control over the product is transferred when the product is ready for physical transfer to the customer, as we have a present right to payment, the customer can direct the use of the product (i.e., request shipment to its facility), and legal title has passed to the customer. Revenue is recognized at the time the product is produced and we have transferred control to the customer. Control transfers either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606.

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

Cost of goods sold and shipping and handling fees and costs

Cost of goods sold for our Branded Products segment and our Healthcare Apparel segment consist primarily of direct costs of acquiring inventory, including cost of merchandise, inbound freight charges, purchasing, receiving costs, inspection costs and tariffs and duties. Cost of goods sold for our Contact Centers segment includes salaries and payroll related benefits for agents. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with out-bound freight are recorded in cost of goods sold. The cost of occupancy and operating the Company’s distribution centers are included in selling and administrative expenses.

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

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed in the period incurred. Costs of assets sold or retired and the related accumulated depreciation are eliminated from the Company's accounts and the net gain or loss is reflected in the statements of comprehensive income within selling and administrative expenses.

Property, plant and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life as follows:

Buildings (in years)	20 to 40
Improvements (in years)	5 to 20
Machinery, equipment and fixtures (in years)	3 to 10

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

Goodwill and Indefinite-lived intangible assets

The Company has made acquisitions in prior years that include both goodwill and indefinite-lived intangible assets. Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets such as trade names are not amortized but are subject to an annual impairment test in the third quarter based on their estimated fair value. We test more frequently if there are indicators of impairment, or whenever such circumstances suggest that the carrying value of goodwill or trade names may not be recoverable. Examples of such events and circumstances that the Company would consider include the following:

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

Risks and concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash in banks in excess of federally insured amounts. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions. When assessing credit risk, the Company considers whether the credit risk exists at both the individual and group level. Consideration is given to the activity, region and economic characteristics when assessing if there exists a group concentration risk. At December 31, 2025 and 2024, the Company had no customer with an accounts receivable balance greater than 10% of total accounts receivable.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, receivables and accounts payable approximated fair value as of December 31, 2025 and 2024, because of the relatively short maturities of these instruments. The carrying amount of the Company’s long-term debt approximated fair value as the rates are adjustable based upon current market conditions.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)—Improvements to Income Tax Disclosures". The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company prospectively adopted the required disclosures in its annual financial statements as of December 31, 2025. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows. See Note 11 for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU removes all references to prescriptive and sequential software development stages (referred to as "project stages") and instead requires an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. Additional updates include changes to accounting for website development costs and certain disclosure requirements. This ASU will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. This ASU permits an entity to apply the new guidance using either a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or a retrospective transition approach. The Company is currently assessing the impact that adopting this ASU may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU may have on its consolidated financial statements.

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

Healthcare Apparel segment: Primarily through our portfolio of brands Wink® and Fashion Seal Healthcare®, its trade name CID Resources and our license of Carhartt Medical, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. This segment sells its products to healthcare laundries, dealers, distributors and retailers primarily in the United States.

Contact Centers: Through multiple The Office Gurus® entities, including our subsidiaries in El Salvador, Belize, Dominican Republic, the United States and Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore and onshore business process outsourcing, contact and call-center support services to North American customers.

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

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Year Ended December 31, 2025:
Net sales	$361,134	$115,866	$92,520	$(3,336)	$-	$566,184
Cost of goods sold	237,422	73,904	43,540	(1,546)	-	353,320
Gross margin	123,712	41,962	48,980	(1,790)	-	212,864
Selling and administrative expenses	96,067	39,550	42,385	(1,790)	23,263	199,475
Depreciation and amortization	5,637	3,718	2,650	-	350	12,355
Segment EBITDA	$33,282	$6,130	$9,245	$-	$(22,913)	$25,744

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Year Ended December 31, 2024:
Net sales	$353,314	$119,191	$96,949	$(3,778)	$-	$565,676
Cost of goods sold	228,591	73,445	44,742	(1,680)	-	345,098
Gross margin	124,723	45,746	52,207	(2,098)	-	220,578
Selling and administrative expenses	94,384	41,149	42,999	(2,098)	23,492	199,926
Depreciation and amortization	5,948	3,892	2,968	-	377	13,185
Intangible assets impairment charge	-	260	-	-	-	260
Segment EBITDA	$36,287	$8,749	$12,176	$-	$(23,115)	$34,097

The following table reconciles total Segment EBITDA to income before income tax expense:

	Years Ended December 31,
	2025	2024
Income before income tax expense	$8,246	$14,294
Interest expense	5,143	6,358
Depreciation and amortization	12,355	13,185
Intangible assets impairment charge	-	260
Segment EBITDA	$25,744	$34,097

NOTE 3 – Net Sales:

The Company generates revenue by producing and manufacturing (through third parties or in its own facilities) and selling a wide range of promotional products and branded uniforms in its Branded Products segment and healthcare apparel and accessories in its Healthcare Apparel segment. It also generates revenue by providing outsourced, nearshore and onshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. See Note 1 for descriptive information about the Company’s performance obligations and revenue recognition accounting policies.

	Years Ended December 31,
	2025	2024
Revenues from contracts with customers:
Branded Products(1)	$361,134	$353,314
Healthcare Apparel	115,866	119,191
Contact Centers	89,184	93,171
Total	$566,184	$565,676

(1) Sales under bill-and-hold arrangements included $38.6 million and $33.6 million, for the years ended  December 31, 2025 and 2024, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable	$104,336	$95,092	$103,494
Current contract assets	48,903	51,688	48,715
Current contract liabilities	10,678	2,833	5,346

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. The contract liability balance as of December 31, 2024 was recognized into revenue during the twelve-months ended December 31, 2025.

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

The following table presents a reconciliation of basic and diluted net income per share for the years ended December 31, 2025 and 2024 (net income is presented in thousands):

	Years Ended December 31,
	2025	2024
Net income (in thousands)	$7,000	$12,004

Weighted average shares outstanding - basic	14,966,139	16,008,015
Dilutive common stock equivalents	355,955	496,369
Weighted average shares outstanding - diluted	15,322,094	16,504,384
Net income per share:
Basic	$0.47	$0.75
Diluted	$0.46	$0.73

Awards to purchase 595,614 and 329,848 shares of common stock with weighted average exercise prices of $17.45 and $21.36, were outstanding during the years ended December 31, 2025 and 2024, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	December 31,
	2025	2024
Credit Facilities:
Revolving credit facility due August 2027	$35,000	$22,000
Term loan due August 2027	59,063	64,688
Less: unamortized debt issuance costs	(407)	(653)
Total debt	$93,656	$86,035
Less:
Current portion of long-term debt	6,563	5,625
Long-term debt	$87,093	$80,410

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate (“SOFR”) plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 5.1% at December 31, 2025. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of December 31, 2025, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan are as follows: 2026 - $6.6 million and 2027 - $52.5 million. The term loan does not contain pre-payment penalties.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of December 31, 2025, the Company was in compliance with these ratios.

Debt Maturity Schedule

Contractual maturities of the Credit Facilities (excluding interest to be accrued thereon) at December 31, 2025 are as follows (in thousands):

2026	$6,563
2027	87,500
2028	-
2029	-
2030	-
Thereafter	-
Total debt	$94,063

NOTE 6 – Acquisitions:

On  December 4, 2024, the Company, through BAMKO, acquired substantially all of the assets of Cormark Inc. doing business as 3Point Brand Management ("3Point" or "acquired company"), for a total purchase price of $6.4 million. The acquired company is an advertising company that specializes in creating a brand for some the country’s biggest brands through apparel, promotional marketing and other products. The purchase price for the acquisition consisted of the following: (a) $4.0 million of cash consideration, (b) the issuance of 89,445 restricted shares of Superior’s common stock valued at $1.5 million, and (c) estimated contingent future payments of $0.9 million based on the results of the acquired business through  December 2027. The restricted shares vest ratably over a three-year period and are subject to transfer restrictions. Total goodwill recorded, inclusive of measurement period adjustments, in connection with the acquisition was $2.6 million, and was assigned to the Branded Products reportable segment.

NOTE 7 – Commitments and Contingencies:

The purchase price to acquire substantially all of the assets of Guardian Products, Inc. (“Guardian”) in  May 2022 included contingent consideration based on varying levels of Guardian’s EBITDA in each measurement period through  April 2025. In the third quarter of 2025 the final contingent consideration payment was made totaling $1.0 million for the measurement period ended in April 2025.

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of December 31, 2025 was $0.8 million. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three-year measurement period. The Company will continue to evaluate the acquired company's liability for remeasurement at the end of each reporting period and any changes will be recorded in the Company’s statements of comprehensive income. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be different from the estimated value of the liability.

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

The geography from which we source materials and products is affected by duties and tariffs. During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. In February 2026, these agreements were retroactively extended until December 2026. The process and timing for receiving a refund of duties paid in the interim period between expiration and when retroactivity was granted has yet to be determined.

Additionally in February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method.  These IEEPA tariffs stopped being collected at 12:00 a.m. on February 24, 2026.  The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds.  A determination of these, and other questions, could take a significant amount of time to resolve.  Soon after the Supreme Court’s decision, President Trump announced his intention to impose tariffs using different legal bases.  Already, a new 10% tariff has been implemented under Section 122 of the Trade Act of 1974, effective as of February 24, 2026.  The Supreme Court’s ruling and President Trump’s response add new uncertainty to global trade, including the Company’s exposure to tariffs.

NOTE 8 - Inventories:

Inventories consisted of the following amounts (in thousands):

	December 31,
	2025	2024
Finished goods(1)	$81,097	$81,621
Work in process	745	684
Raw materials	15,632	14,370
Inventories	$97,474	$96,675
 (1) Certain raw materials were reclassified to finished goods in the current period and the December 31, 2024 balances were adjusted to the current period presentation.

NOTE 9 - Intangible Assets and Goodwill:

Intangible Assets

The carrying amounts of indefinite-lived trade names are summarized as follows (dollars in thousands):

Indefinite-lived Intangible Assets	Segment	Carrying Amount, December 31, 2025	Carrying Amount, December 31, 2024
Trade names:
HPI	Branded Products	$4,700	$4,700
BAMKO	Branded Products	8,900	8,900
CID Resources(1)	Healthcare Apparel	13,900	13,900
Total		$27,500	$27,500

(1)	Includes trade names and trademarks associated with CID Resources and Wink®.

As described in Note 1, the Company performed its annual impairment test for indefinite-lived intangible assets in the third quarter, which did not result in a trade name impairment. An indicator of impairment related to the CID Resources indefinite lived intangible assets was identified during the fourth quarter of 2025 for which a quantitative interim impairment test was performed and which did not result in a trade name impairment. A quantitative impairment test was performed in the third quarter of 2024 which resulted in a $0.3 million impairment charge during the year ended December 31, 2024.

Intangible assets as of December 31, 2025 and December 31, 2024 are summarized as follows (dollars in thousands):

		December 31, 2025		December 31, 2024
Item	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships (7-15 year life)	11.6	$53,798	$(34,608)	$53,798	$(30,976)
Non-compete agreements (3-7 year life)	5.3	1,778	(1,662)	1,778	(1,587)
Trademarks	8.3	509	(208)	464	(160)
Trade names	2.0	1,030	(883)	1,030	(710)
Total		$57,115	$(37,361)	$57,070	$(33,433)

As part of the acquisition disclosed in Note 6, total intangible assets recorded to the Branded Products segment were valued at $4.0 million, of which $3.6 million related to the customer relationship intangible asset.

Amortization expense for intangible assets for the years ended December 31, 2025 and 2024 was $3.9 million and $3.8 million, respectively.

Estimated future intangible amortization expense is as follows (in thousands):

2026	$3,576
2027	3,388
2028	3,041
2029	2,395
2030	2,145
Thereafter	5,209
Total	$19,754

Goodwill

As described in Note 6, the Company acquired $2.6 million of goodwill, after measurement period adjustments, as a result of its acquisition of 3Point, all of which was recorded in our Branded Products reportable segment. The Company performed its annual impairment test in the third quarter with no impairment identified.

NOTE 10 - Property, Plant and Equipment, Net:

Property, plant and equipment, net, consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$2,494	$2,494
Buildings, improvements and leaseholds	24,747	23,801
Machinery, equipment and fixtures	95,953	93,488
	123,194	119,783
Accumulated depreciation	(85,842)	(77,904)
Property, plant and equipment, net	$37,352	$41,879

Depreciation expense was $8.4 million and $9.4 million in 2025 and 2024, respectively.

NOTE 11 – Income Tax Expense:

The components of income before income tax expense are as follows (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	$(8,220)	$(2,466)
Foreign	16,466	16,760
Income before income tax expense	$8,246	$14,294

Aggregate income tax provision consists of the following (in thousands):

	Years Ended December 31,
	2025	2024
Current:
Federal	$351	$1,472
State and local	62	477
Foreign	1,679	1,922
	2,092	3,871
Deferred Taxes:
Deferred tax benefit	(846)	(1,581)

Income tax expense	$1,246	$2,290

The significant components of the deferred income tax asset are as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Pension accruals	$3,795	$3,414
Operating reserves and other accruals	11,836	9,077
Book carrying value in excess of tax basis of intangibles	766	1,808
Capitalized research expenses	2,476	3,502
Disallowed interest	692	736
Deferred income tax liabilities:
Book carrying value in excess of tax basis of property	(3,744)	(4,123)
Deferred expenses	(818)	(579)
Net deferred income tax asset	$15,003	$13,835

The current year difference between the total statutory Federal income tax rate and the actual effective income tax rate post implementation of ASU 2023-09 is accounted for as follows:

	Years Ended December 31, 2025
	Amount	Percent
US Federal Statutory Income Tax Rate:	$1,732	21.0%
Domestic Tax Effects(1)
Federal Tax Credits
General Business Credits	(324)	(3.9%)
Federal Nontaxable or Nondeductible Items
Stock Based Compensation	595	7.2%
Qualified Benefit Plans	(425)	(5.1%)
Other	50	0.6%
Effect of cross-border tax laws
GILTI Effects	900	10.9%
Domestic State and local income taxes, net of federal effect	218	2.6%
Changes in unrecognized tax benefits	177	2.2%
Foreign Tax Effects:
Brazil
Statutory Income Tax Rate Differential	698	8.5%
Belize
Statutory Income Tax Rate Differential	(849)	(10.3%)
El Salvador
Statutory Income Tax Rate Differential	(1,300)	(15.8%)
Haiti
Statutory Income Tax Rate Differential	(260)	(3.1%)
Other Foreign Jurisdictions	34	0.4%
Changes in valuation allowances	17	0.2%
Other Reconciling Items	(17)	(0.3%)
Effective income tax rate	$1,246	15.1%

(1) State taxes in Arkansas, California and Arizona made up the majority (greater than 50%) of the tax effect in this category.

The prior year difference between the total statutory Federal income tax rate and the actual effective income tax rate pre-implementation of ASU 2023-09 is accounted for as follows:

Year Ended December 31, 2024
Statutory federal income tax rate	21.0%
State and local income taxes, net of federal income tax benefit	4.5%
Rate impacts due to foreign operations	(9.4%)
Compensation related	1.9%
General business credits	(3.4%)
Other	1.4%
Effective income tax rate	16.0%

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

The 2025 reduction of overall interest expense along with the Company’s level of domestic income resulted in a current year interest expense deduction. The Company utilized a portion of its disallowed interest deferred tax asset, resulting in a favorable interest expense deduction. The remaining deferred tax assets associated with the disallowed interest expense have an indefinite life and do not expire. Management believes these deferred tax assets are more likely than not to be realized and therefore no valuation allowance has been recorded.

The TCJA imposed a U.S. tax on GILTI that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. In accordance with guidance issued by FASB, the Company made a policy election to treat future taxes related to GILTI as a current period expense in the reporting period in which the tax is incurred. Deferred income taxes are provided on undistributed earnings of foreign subsidiaries in the period in which the Company determines it no longer intends to permanently reinvest such earnings outside the United States. The Company expects to permanently reinvest the earnings from its wholly-owned Brazilian and UK subsidiaries, and accordingly, has not provided deferred taxes on the subsidiaries’ undistributed net earnings or basis differences. The Company believes that the tax liability that would be incurred upon repatriation of the earnings from its Brazilian and UK subsidiaries is immaterial at December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA included significant changes to the domestic and international tax provisions, such as modifications to the global tax framework, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, and the restoration of favorable tax treatment for certain business provisions. The legislation had multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The OBBBA did not result in any material adjustments to our total income tax provision for the year ended December 31, 2025, and we have adjusted our deferred tax balances to reflect the impacts of the OBBBA enactment. Given the complexity of tax laws, related regulations and interpretations, our current estimates may require revision as additional information becomes available regarding the application of the OBBBA provisions. We are closely monitoring the applicability of OBBBA provisions to the taxability of global earnings and the overall impact that it may have on the company’s financial and tax results as these provisions come into effect through 2027.

Only tax positions that meet the more-likely-than-not recognition threshold are recognized in the financial statements. As of December 31, 2025 and 2024, we had $0.9 million and $0.9 million of unrecognized tax benefits, all of which, if recognized, would favorably affect the annual effective income tax rate.

Changes in the Company’s gross liability for unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	December 31,
	2025	2024
Balance at the beginning of year	$911	$796
Additions for tax positions of prior years	281	217
Reductions due to lapse of statute of limitations	(261)	(102)
Balance at the end of year	$931	$911

We recognize interest and penalties associated with the unrecognized tax benefit as part of the income tax provision and include accrued interest and penalties with the related reserve in other long-term liabilities in our consolidated balance sheets. During the years ended December 31, 2025 and 2024 there was no significant reduction to the liability for interest and penalties due to any lapses in statute of limitations. At December 31, 2025 and 2024, we had $0.5 million and $0.3 million, respectively, accrued for interest and penalties, net of tax benefit.

The Company evaluates all domestic and foreign audit issues and believes that it is reasonably possible that total gross unrecognized tax benefits will not significantly change within the next 12 months.

As a global organization, we file a U.S. federal income tax return as well as income tax returns in various states, and in non U.S. jurisdictions. As of December 31, 2025, the statute of limitations for the U.S. federal tax years 2021 through 2024 remain open to examination. For U.S. state and local jurisdictions tax years 2019 through 2024 are open to examination. We are also subject to examination in various foreign jurisdictions for tax years 2019 through 2024.

The Company is both a domestic and foreign income tax payer. The amount of cash income taxes paid net of refunds received are as follows (in thousands):

Year Ended December 31, 2025
US Federal:	$-
US State and Local:
Michigan	113
New Jersey	362
Pennsylvania	132
Other	303
Total Domestic	910
Foreign:
Brazil	674
Other	39
Total Foreign	713
Total net cash taxes paid	$1,623

NOTE 12 – Share-Based Compensation:

In May 2013, the shareholders of the Company approved the 2013 Incentive Stock and Awards Plan (the “2013 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive and Awards Plan (the “2022 Plan”), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, performance shares and other stock based compensation. A total of 2,000,000 shares of common stock have been reserved for issuance under the 2022 Plan. All options and SARs have been or will be granted with exercise prices at least equal to the fair market value of the shares on the date of grant. At December 31, 2025, the Company had 640,781 shares of common stock available for grant for share-based compensation awards under the 2022 Plan. The 2022 Plan replaced the 2013 Plan. No new awards will be granted under the 2013 Plan, but outstanding awards granted under the 2013 Plan will continue unaffected.

Share-based compensation is recorded in selling and administrative expense in the statements of comprehensive income. The following table details the share-based compensation expense by type of award and the total related tax benefit for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024
Stock options and SARs	$555	$1,018
Restricted stock	3,008	2,237
Performance shares	1,700	1,015
Total share-based compensation expense	$5,263	$4,270

Related income tax benefit	$1,173	$902

Stock Options and Stock Appreciation Rights (“SARs”)

The Company grants stock options and stock-settled SARs to employees that allow them to purchase shares of the Company’s common stock. Stock options are also granted to outside members of the Board of Directors of the Company. The Company determines the fair value of stock options and SARs at the date of grant using the Black-Scholes valuation model. Assumptions regarding volatility, risk-free interest rate, expected term and dividend yield are required for the Black-Scholes model. The risk-free interest rate is based on the yield of a U.S. treasury bond with a similar maturity to the award’s expected life. The expected life for awards granted is based on the historical exercise patterns experienced by the Company when the award is made. The determination of expected stock price volatility for awards is based on historical Superior common stock prices over a period commensurate with the expected life. The dividend yield assumption is based on the history and expectation of the Company’s dividend payouts. There were no stock options or SARs granted in 2025.

The following table summarizes significant assumptions utilized to determine the fair value of stock options and SARs:

	Years Ended December 31,
	2025	2024
Stock Options:
Risk free interest rate	-	4.3% - 4.5%
Expected award life (years)	-	3 - 6
Expected volatility	-	45.7% - 56.7%
Expected dividend yield	-	2.8% - 4.1%
Weighted average fair value per share at grant date	-	$4.27

SARs:
Risk free interest rate	-	4.3%
Expected award life (years)	-	3
Expected volatility	-	45.7%
Expected dividend yield	-	4.1%
Weighted average fair value per share at grant date	-	$3.80

All stock options and SARs granted prior to August 3, 2018 vested immediately when granted. Awards issued thereafter vest between one and three years after the grant date. Employee awards expire five years after the grant date, and those issued to directors expire ten years after the grant date. The Company issues new shares upon the exercise of stock options and SARs. Stock options and SARs granted in tandem with stock options are subject to accelerated vesting under certain circumstances as outlined in the 2013 and 2022 Plans, as applicable.

A summary of stock option transactions during the year ended December 31, 2025 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2025	794,432	$14.89	2.99	$2,634
Granted	-	-
Exercised	(37,790)	9.90
Lapsed or cancelled	(139,611)	15.15
Outstanding, December 31, 2025	617,031	15.14	2.26	77
Exercisable, December 31, 2025	465,231	15.35	1.80	77

Intrinsic value is the difference between the market value of our common stock and the exercise price of each stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. Options exercised during the years ended December 31, 2025 and 2024 had intrinsic values of $0.2 million and $0.9 million, respectively. During the years ended December 31, 2025 and 2024 the Company received $0.2 million and $1.1 million, respectively, in cash from stock option exercises. No current tax benefits on stock option exercises were recognized during the years ended December 31, 2025 and 2024. Additionally, during the years ended December 31, 2025 and 2024 the Company received 9,012 and 12,366 shares, respectively, of its common stock as payment of the exercise price in the exercise of stock options for 13,301 and 19,899 shares, respectively, of its common stock. As of December 31, 2025, the Company had $0.1 million in unrecognized compensation related to nonvested stock options to be recognized over the remaining weighted average vesting period of 0.1 of a year.

A summary of stock-settled SARs transactions during the year ended December 31, 2025 follows:

			Weighted Average	Aggregate
	No. of	Weighted Average	Remaining Life	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding, January 1, 2025	270,834	$13.14	2.10	$1,071
Granted	-	-
Exercised	(102,802)	10.97
Lapsed or cancelled	(1,378)	16.03
Outstanding, December 31, 2025	166,654	14.45	2.34	-
Exercisable, December 31, 2025	87,526	15.01	1.63	-

SARs exercised during the years ended December 31, 2025 and 2024 had intrinsic values of $0.4 million and $0.2 million, respectively. No current tax benefits on SAR exercises were recognized during the years ended December 31, 2025 and 2024. As of December 31, 2025, the Company no longer had any material unrecognized compensation costs related to nonvested SARs.

Restricted Stock

The Company has granted shares of restricted stock to directors and certain employees, which vest at a specified future date, generally after three years, over five years or when certain conditions are met. The shares are subject to accelerated vesting under certain circumstances as outlined in the 2013 and 2022 Plans, as applicable. Expense for each of these grants is based on the fair value at the date of the grant and is being recognized on a straight-line basis over the respective service period.

A summary of restricted stock transactions during the year ended December 31, 2025 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2025	656,992	$15.69
Granted	116,191	10.83
Vested	(80,128)	18.39
Forfeited	-	-
Outstanding, December 31, 2025	693,055	14.56

The table above includes 89,445 restricted shares outstanding at January 1, 2025, issued in the acquisition of 3Point. See Note 6 for additional details.

As of December 31, 2025, the Company had $3.4 million of unrecognized compensation cost related to nonvested restricted stock grants expected to be recognized over the remaining weighted average vesting period of 1.3 years.

Performance Shares

The Company has granted performance shares, which either contain only service-based vesting conditions or service-based and performance-based vesting conditions. The service-based awards vest after the service period is met, which is generally three to five years. Expense for these grants is based on the fair value on the date of the grant and is being recognized on a straight-line basis over the respective service period. The performance-based awards generally vest after five years if the performance and service targets are met. The Company evaluates the performance conditions associated with these grants each reporting period to determine the expected number of shares to be issued. Expenses for grants of performance shares are recognized on a straight-line basis over the respective service period based on the grant date fair value and expected number of shares to be issued. The awards are subject to accelerated vesting on a pro rata basis under certain circumstances as outlined in the 2013 and 2022 Plans, except in those circumstances in which award agreements or change in control agreements specify full vesting.

On May 1, 2024, the Compensation Committee approved the Company entering into a grant of 125,000 and 75,000 performance shares to Michael Benstock, Chief Executive Officer and Michael Koempel, President & Chief Financial Officer, respectively, under the 2022 Equity Incentive and Awards Plan. The performance shares agreements were executed on May 6, 2024. Each performance share represents a contingent right to receive one share of common stock. The performance shares will vest if, in each case and during a four-year performance period beginning on January 1, 2024, subject to additional requirements, the average closing price of the Company’s common stock over a rolling thirty (30) day period equals or exceeds 115%, 130%, and 150% of the closing share price on May 10, 2024 and the executive is still employed by the Company twelve (12) months after the applicable stock price condition has been satisfied. The fair value and derived service periods of the shares were determined based on a Monte Carlo valuation model, which includes estimates of the Company’s stock price volatility of 50% and a risk free rate assumption of 4.6%. Expense for these grants is being recognized on a straight-line basis over each tranche’s derived service period.

A summary of performance share transactions during the year ended December 31, 2025 follows:

		Weighted Average
	No. of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2025	370,014	$15.91
Granted	-	-
Vested	(7,500)	22.75
Forfeited	(10,000)	7.56
Outstanding, December 31, 2025	352,514	16.00

As of December 31, 2025, the Company had $0.3 million of unrecognized compensation cost related to nonvested performance share grants expected to be recognized over the remaining weighted average service period of 0.2 years.

NOTE 13 – Stock Repurchase Plan:

On March 7, 2025, the Board of Directors approved a stock repurchase plan which authorizes the Company to repurchase up to an additional $17.5 million worth of its common stock through this share repurchase program. This plan became effective upon the expiration of the previous plan approved by the Board of Directors on August 12, 2024, which had authorized the repurchase of up to $10 million. The stock repurchase plan, which has no expiration date, allows the Company to purchase common stock from time to time through, among other ways, open market purchases, privately negotiated transactions, block purchases, and/or pursuant to Rule 10b5-1 trading plans, subject to certain requirements and factors. The number of shares purchased and the timing of any purchases will depend upon a number of factors, including the price and availability of the Company’s stock and general market conditions. Shares repurchased may be reissued later in connection with employee benefit plans and other general corporate purposes.

On September 19, 2025, the Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to a specified number of shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million Program previously authorized by the Company’s Board of Directors. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing September 20, 2025 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

For the twelve-months ended  December 31, 2025, 921,911 shares have been purchased under the plan and $10.1 million remains available to repurchase shares under the $17.5 million authorized.

NOTE 14 – Leases:

The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The components of lease cost were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease expense	$4,984	$5,123
Short-term lease expense	327	431
Total lease expense	$5,311	$5,554

Cash flow and noncash information related to our operating leases were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Operating cash flows – cash paid for operating lease liabilities	$4,752	$4,481
Non-cash – Operating lease right-of-use assets obtained in exchange for new lease liabilities	$1,333	$1,533

Other supplemental information related to our operating leases was as follows:

	Years Ended December 31,
	2025	2024
Weighted-average remaining lease term (in years)	3.4	4.7
Weighted average discount rate	6.58%	6.78%

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Operating Leases
2026	$4,466
2027	3,853
2028	3,458
2029	1,641
2030	503
Thereafter	-
Total lease payments	13,921
Less imputed interest	1,618
Present value of lease liabilities	$12,303

NOTE 15 – Benefit Plans:

Defined Benefit Plans

The Company is the sponsor of an unfunded supplemental executive retirement plan (“SERP”) which includes one active participant. As of December 31, 2025 and 2024, the Company’s projected benefit obligation under the unfunded SERP was $15.4 million and $13.6 million, respectively. Net periodic pension costs for the years ended December 31, 2025 and 2024 were $0.8 million and $0.8 million, respectively, and are recorded within selling and administrative expenses in our consolidated statements of comprehensive income. Actuarial losses of $1.3 million and gains of $0.3 million were incurred in the years ended December 31, 2025 and 2024, respectively. Total amounts included in accumulated other comprehensive loss consist of actuarial losses of $2.9 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively. Contributions to the plan are made in accordance with statutory funding requirements and any additional funding that may be deemed appropriate.

The following table presents the weighted-average assumptions used to determine benefit obligations as of  December 31, 2025 and 2024:

	Discount Rate	Long Term Rate of Return	Salary Scale
2024	5.37%	N/A	3.00%
2025	5.12%	N/A	3.00%

The following table includes projected benefit payments for the years indicated (in thousands):

Years	Payments
2026	$356
2027	2,082
2028	1,310
2029	1,313
2030	1,288
2031-2035	5,999

Rabbi Trust

In connection with the Company’s unfunded SERP, we have life insurance contracts on the lives of designated individuals. The insurance contracts associated with the SERP are held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the SERP. The cash surrender value of the life insurance contracts was $7.1 million and $5.0 million at December 31, 2025 and 2024, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. During the years ended December 31, 2025 and  2024 we realized investment gains of $1.1 million and $0.5 million, respectively, on the cash surrender value of these life insurance contracts.

In connection with the Company's Non-Qualified Deferred Compensation Plan we have purchased life insurance contracts on the lives of designated individuals. The insurance contracts associated with the Non-Qualified Deferred Compensation Plan are also held in a Rabbi trust. The trust is the owner and beneficiary of such insurance contracts. The policies are being utilized to help offset the costs and liabilities of the Non-Qualified Deferred Compensation Plan. The cash surrender value of the life insurance contracts was $11.2 million and $10.3 million at December 31, 2025 and 2024, respectively. The cash surrender value of these policies is included in other assets in the balance sheets. The liability for participant deferrals was $8.9 million and $8.3 million as of December 31, 2025 and 2024, respectively, and is included in other long-term liabilities in the balance sheets.

Defined Contribution Plan

The Company provides a defined contribution plan covering qualified employees. The plan includes a provision that allows employees to make pre-tax contributions under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to make a guaranteed match equal to 50% of each employee’s eligible contributions. The plan also provides the Company with the option of making an additional discretionary contribution to the plan each year. The Company expensed employer matching contributions of $1.0 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively.

NOTE 16 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Balance at the beginning of year	$3,101	$4,237
Credit loss expense	2,291	232
Write-Off of Accounts Receivable	(2,428)	(1,368)
Balance at the end of year	$2,964	$3,101

The activity in the reserve for sales returns and allowances was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Balance at the beginning of year	$1,592	$1,408
Provision for returns and allowances	3,681	4,335
Actual returns and allowances paid to customers	(3,821)	(4,151)
Balance at the end of year	$1,452	$1,592

Other current liabilities consisted of the following (in thousands)

	December 31,
	2025	2024
Salaries, wages, commissions and other compensation	$14,990	$18,544
Contract liabilities	10,678	2,833
Accrued rebates	1,452	1,593
Current operating lease liabilities	4,364	4,572
Customer deposits	11,578	7,750
Other accrued expenses	9,979	9,075
Other current liabilities	$53,041	$44,367

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

During the quarter ended December 31, 2025, no director or officer adopted or terminated a contract, instruction or written plan disclosable under Item 408(a) of Regulation S-K.

On February 26, 2026, the Company entered into an amendment (the “Amendment”) with Michael Koempel to the employment agreement, dated as of February 13, 2024, by and between the Company and Mr. Koempel, in order to (i) reflect his title as President and Chief Financial Officer of the Company and (ii) to increase his base salary to $665,625 beginning on January 1, 2026.

The foregoing description of the Amendment is a summary only, does not purport to be complete, and is qualified in its entirety by reference to the text of such document, which is attached hereto as Exhibit 10.31.1 and incorporated by reference herein. Except as described herein, all other terms of Mr. Koempel’s existing employment agreement with the Company and other compensatory arrangements, as described in the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2024, and in the Company’s definitive proxy statement for its 2025 Annual Meeting of Shareholders filed with the SEC on March 27, 2025, remain in full force and effect.

Item 9C.          Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2026 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2026 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants, rights and restricted stock under all our existing equity compensation plans as of December 31, 2025:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	783,685	$14.99	640,781
Equity compensation plans not approved by security holders	-	-	-
Total	783,685		640,781

All other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2026 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2026 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with its 2026 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
	(a)(1)	Financial Statements. The following financial statements of Superior Group of Companies, Inc. are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
Notes to the Consolidated Financial Statements

	(a)(2)	Financial Statement Schedules.
All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

	(a)(3)	Exhibits.
See Exhibit Index

SUPERIOR GROUP OF COMPANIES, INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Superior Group of Companies, Inc., as amended on May 3, 2018, filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Form 8-K filed on May 4, 2018 and incorporated herein by reference.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
4.2	Form of Common Stock Certificate of Registrant, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
4.3	Registration Rights Agreement, filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-3 (File No. 333-249760) on October 30, 2020 and incorporated herein by reference.
10.1†	Form of Director/Officer Indemnification Agreement filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.
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

10.5†	2013 Incentive Stock and Awards Plan of the Registrant filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 7, 2013, and incorporated herein by reference.
10.6†	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.7†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.8†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.9†	Form of Incentive Stock Option Agreement With Vesting Provisions, filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed on May 7, 2013 and incorporated herein by reference.
10.10†	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 13, 2014 and incorporated herein by reference.
10.11†	Form of Performance Share Agreement, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.
10.12†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.
10.13†	Superior Uniform Group, Inc. Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.
10.14†	Superior Uniform Group, Inc. Trust Agreement, filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on August 2, 2013 and incorporated herein by reference.

10.15†,#	Employment Agreement, effective July 1, 2021, between The Office Gurus, LLC and Dominic Leide, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.16†,#	Amendment, dated November 4, 2024, to Employment Agreement between The Office Gurus, LLC and Dominic Leide, filed as Exhibit 10.18.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.17†,#	Change in Control Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.18†,#	Retention Agreement, made as of July 8, 2021, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.19†,#	Amended and Restated Performance Share Award, dated July 1, 2021, granted to Dominic Leide, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.20†	Restricted Stock Award, dated July 8, 2021, granted to Jordan Alpert, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.21†,#	Performance Share Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.22†	Restricted Stock Award, dated July 1, 2021, granted to Jake Himelstein, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.23†,#	Employment Agreement, effective July 1, 2021, between BAMKO, LLC and Jake Himelstein, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and incorporated herein by reference.
10.23.1†, #	Amendment, dated November 4, 2024, to Employment Agreement between BAMKO, LLC and Jake Himelstein filed as Exhibit 10.27.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.24†	Superior Group of Companies, Inc. 2022 Equity Incentive and Awards Plan, incorporated by reference to Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 31, 2022.
10.25†	Form of Incentive Stock Option Agreement, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.26†	Form of Non-Qualified Stock Option Grant For Outside Directors, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.27†	Form of Restricted Stock Agreement, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.28†	Form of Performance Share Agreement, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.29†	Form of Stock Appreciation Rights Agreement, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.
10.30	Credit Agreement, dated as of August 23, 2022, among Superior Group of Companies, Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent for the Lenders filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2022, and incorporated herein by reference.
10.30.1	First Amendment to Credit Agreement, dated May 4, 2023, filed as Exhibit 10.1 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.
10.30.2	Second Amendment to Credit Agreement, dated March 7, 2025, filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K and filed on March 11, 2025 and incorporated herein by reference.
10.31†	Employment Agreement, effective February 13, 2024, between Superior Group of Companies, Inc. and Michael Koempel, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2024, and incorporated herein by reference.

10.31.1*,†,#	Amendment, effective February 26, 2026, to Employment Agreement between Superior Group of Companies, Inc. and Michael Koempel.
10.32†	Performance Share Award, dated May 6, 2024, granted to Michael Benstock, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
10.33†	Performance Share Award, dated May 6, 2024, granted to Michael Koempel, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.
10.34†	Restricted Stock Award, dated November 4, 2024, granted to Dominic Leide, filed as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.35†	Restricted Stock Award, dated November 4, 2024, granted to Jake Himelstein, filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.36†, #	Employment Agreement, effective May 13, 2022, between Superior Group of Companies, Inc. and Catherine Beldotti Donlan, filed as Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.36.1†,#	Amendment, dated February 15, 2024, to Employment Agreement between Superior Group of Companies, Inc. and Catherine Beldotti Donlan, filed as Exhibit 10.40.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.37†,#	Performance Share Award, dated February 15, 2024, granted to Catherine Beldotti Donlan, filed as Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.38†	Employment Letter, dated February 13, 2024, between Superior Group of Companies, Inc. and Jordan Alpert, filed as Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
19.1	Superior Group of Companies, Inc. Insider Trading Policy.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of President & Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Written Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Written Statement of President & Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1†	Superior Group of Companies, Inc. Clawback Policy
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DATE: March 3, 2026

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

/s/ Michael Benstock
Michael Benstock, March 3, 2026
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael Koempel	/s/ Loreen Spencer
Michael Koempel, March 3, 2026	Loreen Spencer, March 3, 2026
President & Chief Financial Officer	(Director)
(Principal Financial and Accounting Officer)

/s/ Andrew D. Demott, Jr	/s/ Susan Lattmann
Andrew D. Demott, Jr., March 3, 2026	Susan Lattman, March 3, 2026
(Director)	(Director)

/s/ Paul Mellini	/s/ Venita Fields
Paul Mellini, March 3, 2026	Venita Fields, March 3, 2026
(Director)	(Director)

/s/ Todd Siegel
Todd Siegel, March 3, 2026
(Director)