Form 10-Q
period 2026-03-31
SUPERIOR GROUP OF COMPANIES, INC.
filed 2026-05-04
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

The number of shares of common stock of the registrant outstanding as of April 30, 2026 was 15,634,049 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$140,878	$137,097

Costs and expenses:
Cost of goods sold	88,544	86,656
Selling and administrative expenses	50,368	50,102
Interest expense, net	912	1,245
	139,824	138,003
Income (loss) before income tax expense (benefit)	1,054	(906)
Income tax expense (benefit)	220	(148)
Net income (loss)	$834	$(758)

Net income (loss) per share:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)

Weighted average shares outstanding during the period:
Basic	14,629,019	15,599,655
Diluted	14,917,845	15,599,655

Other comprehensive income, net of tax:
Defined benefit pension plans	$49	$7
Foreign currency translation adjustment	1,293	1,011
Other comprehensive income	1,342	1,018
Comprehensive income	$2,176	$260

Cash dividends per common share	$0.14	$0.14

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,172	$23,691
Accounts receivable, net	84,917	104,336
Inventories	97,430	97,474
Contract assets	55,313	48,903
Prepaid expenses and other current assets	13,903	13,259
Total current assets	274,735	287,663
Property, plant and equipment, net	35,966	37,352
Operating lease right-of-use assets	12,157	12,620
Deferred tax asset	14,987	15,003
Intangible assets, net	46,359	47,254
Goodwill	2,583	2,583
Other assets	19,734	19,369
Total assets	$406,521	$421,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,159	$48,343
Other current liabilities	48,324	53,041
Current portion of long-term debt	7,031	6,563
Total current liabilities	100,514	107,947
Long-term debt	80,279	87,093
Long-term pension liability	15,123	15,010
Long-term acquisition-related contingent liabilities	919	826
Long-term operating lease liabilities	7,586	7,939
Other long-term liabilities	9,349	10,211
Total liabilities	213,770	229,026
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,632,981 and 15,730,615 shares, respectively	16	16
Additional paid-in capital	84,857	84,628
Retained earnings	111,233	112,871
Accumulated other comprehensive loss, net of tax:	(3,355)	(4,697)
Total shareholders’ equity	192,751	192,818
Total liabilities and shareholders’ equity	$406,521	$421,844

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2026 AND 2025
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2025	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	53,752	-	87	-	-	87
Common shares repurchased and retired	(294,432)	(1)	(1,500)	(2,276)	-	(3,777)
Share-based compensation expense	-	-	1,283	-	-	1,283
Cash dividends declared ($0.14 per share)	-	-	-	(2,280)	-	(2,280)
Comprehensive income (loss):
Net loss	-	-	-	(758)	-	(758)
Pensions, net of taxes of $2	-	-	-	-	7	7
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,011	1,011
Balance, March 31, 2025	16,244,241	$15	$83,930	$114,825	$(4,341)	$194,429

Balance, January 1, 2026	15,730,615	$16	$84,628	$112,871	$(4,697)	$192,818
Issuance of common stock under stock incentive plans and related tax effect	437	-	(288)	-	-	(288)
Common shares repurchased and retired	(98,071)	-	(370)	(308)	-	(678)
Share-based compensation expense	-	-	887	-	-	887
Cash dividends declared ($0.14 per share)	-	-	-	(2,164)	-	(2,164)
Comprehensive income:
Net income	-	-	-	834	-	834
Pensions, net of taxes of $16	-	-	-	-	49	49
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,293	1,293
Balance, March 31, 2026	15,632,981	$16	$84,857	$111,233	$(3,355)	$192,751

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$834	$(758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,858	3,204
Inventory write-downs	1,095	441
Credit loss expense	314	131
Share-based compensation expense	887	1,283
Change in fair value of acquisition-related contingent liabilities	93	287
Non-cash operating lease expense	1,019	900
Other, net	46	86
Changes in assets and liabilities:
Accounts receivable	19,415	2,607
Contract assets	(6,397)	1,069
Inventories	(994)	(2,191)
Prepaid expenses and other current assets	159	749
Other assets	(391)	113
Accounts payable and other current liabilities	(9,044)	(9,262)
Other long-term liabilities	(537)	(647)
Net cash provided by (used in) operating activities	9,357	(1,988)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(568)	(1,131)
Net cash used in investing activities	(568)	(1,131)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	10,000	19,000
Payments under revolving lines of credit	(15,000)	(8,000)
Payments of term loan	(1,406)	(1,406)
Payments of cash dividends	(2,164)	(2,280)
Shares withheld for taxes net of proceeds received on exercise of stock options	(288)	87
Common shares repurchased and retired	(678)	(3,777)
Net cash (used in) provided by financing activities	(9,536)	3,624

Effect of currency exchange rates on cash	228	486
Net decreases in cash and cash equivalents	(519)	991
Cash and cash equivalents balance, beginning of period	23,691	18,766
Cash and cash equivalents balance, end of period	$23,172	$19,757

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

Basis of presentation

The accompanying unaudited consolidated financial statements of Superior included herein have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Intercompany items have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and filed with the SEC. Management believes that the information furnished includes all adjustments of a normal recurring nature that are necessary to fairly present our consolidated financial position, results of operations and cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of results to be expected for the full year.

The Company refers to the consolidated financial statements collectively as “financial statements,” and individually as “statements of comprehensive income,” “balance sheets,” “statements of shareholders’ equity,” and “statements of cash flows” herein.

Reclassifications

The accompanying financial statements for the prior year period contain certain reclassifications. Reclassifications impact items within our statements of cash flows. These reclassifications did not have an effect on the Company’s consolidated results of operations, financial position or cash flows for the quarter ended March 31, 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The FASB issued ASU 2025-05 to simplify the application of the current expected credit loss (CECL) model to short-term receivables and contract assets under ASC 606. The amendments introduce a practical expedient (available to all entities) that allows companies to assume current conditions as of the balance sheet date remain unchanged for the life of the asset, removing the need to incorporate complex macroeconomic forecasts for short-term assets. The scope includes current accounts receivable and contract assets arising from Topic 606, including those acquired in business combinations. The amendments are effective for annual periods beginning after December 15, 2025 (interim periods included), with prospective application and early adoption permitted. We adopted the amendments of ASU 2025-05 on January 1, 2026. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The ASU requires the disclosure of additional information about specific categories of costs and expenses in the notes to the consolidated financial statements. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. This ASU will likely result in additional disclosures. We are currently evaluating the provisions of this ASU.

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

Contact Centers: Through multiple The Office Gurus® entities, including our subsidiaries in El Salvador, Belize, Dominican Republic and the United States and in Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers.

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

The chief operating decision maker, who is the Company’s Chief Executive Officer, evaluates the performance of our segments. Segment EBITDA is the profitability metric reported to the Company’s CODM for purposes of making decisions about allocation of resources to, and assessing performance of, each reportable segment. Segment EBITDA is calculated as net sales less cost of goods sold and selling and administrative expenses, and depreciation and amortization. Segment information for total assets is not presented as this information is not used by the Company’s CODM in measuring segment performance or allocating resources between segments.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended March 31, 2026:
Net sales	$90,869	$28,601	$22,253	$(845)	$-	$140,878
Cost of goods sold	59,882	18,420	10,639	(397)	-	88,544
Gross margin	30,987	10,181	11,614	(448)	-	52,334
Selling and administrative expenses	24,746	10,778	9,563	(448)	5,729	50,368
Depreciation and amortization	1,374	823	588	-	73	2,858
Segment EBITDA	$7,615	$226	$2,639	$-	$(5,656)	$4,824

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Other	Total
For the Three Months Ended March 31, 2025:
Net sales	$86,474	$27,263	$24,225	$(865)	$-	$137,097
Cost of goods sold	58,787	17,130	11,244	(505)	-	86,656
Gross margin	27,687	10,133	12,981	(360)	-	50,441
Selling and administrative expenses	23,420	9,526	10,921	(360)	6,595	50,102
Depreciation and amortization	1,480	912	722	-	90	3,204
Segment EBITDA	$5,747	$1,519	$2,782	$-	$(6,505)	$3,543

The following table reconciles income before income tax expense to Segment EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Income (loss) before income tax expense	$1,054	$(906)
Interest expense	912	1,245
Depreciation and amortization	2,858	3,204
Segment EBITDA	$4,824	$3,543

NOTE 3 – Net Sales:

The Company generates revenue by producing and manufacturing (through third parties or in its own facilities) and selling a wide range of promotional products and branded uniforms through its Branded Products segment and healthcare apparel and accessories through its Healthcare Apparel segment. It also generates revenue by providing outsourced, nearshore and onshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. The following table provides our revenue from contracts with customers:

	Three Months Ended March 31,
	2026	2025
Branded Products(1)	$90,869	$86,474
Healthcare Apparel	28,601	27,263
Contact Centers	21,408	23,360
Total	$140,878	$137,097

(1) Sales under bill-and-hold arrangements totaled $9.8 million and $7.9 million, for the three months ended March 31, 2026 and 2025, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31,	December 31,
	2026	2025
Accounts receivable	$84,917	$104,336
Current contract assets	55,313	48,903
Current contract liabilities	3,908	10,678

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which has not yet been invoiced to the customer. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the three months ended March 31, 2026, $9.8 million of revenue was recognized from the contract liabilities balance as of December 31, 2025.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net income (loss) used in the computation of basic and diluted net income (loss) per share (in thousands)	$834	$(758)

Weighted average shares outstanding - basic	14,629,019	15,599,655
Dilutive common stock equivalents	288,826	-
Weighted average shares outstanding - diluted	14,917,845	15,599,655
Net income (loss) per share:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)

Diluted weighted average shares outstanding excludes shares of common stock of 445,786 for the three months ended March 31, 2025, as their inclusion would have been antidilutive given the Company's net loss.

Awards to purchase 576,363 and 304,392 shares of common stock with weighted average exercise prices of $15.93 and $21.23 per share, respectively, were outstanding during the three months ended March 31, 2026 and 2025, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Credit Facilities:
Revolving credit facility due August 2027	$30,000	$35,000
Term loan due August 2027	57,656	59,063
Less: unamortized debt issuance costs	(346)	(407)
Total Debt	$87,310	$93,656
Less:
Current portion of long-term debt	7,031	6,563
Long-term debt less current maturities	$80,279	$87,093

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 4.9% as of  March 31, 2026. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of March 31, 2026, there were no outstanding letters of credit under the revolving credit facility.

Contractual principal payments for the term loan, which does not contain pre-payment penalties, are as follows: remainder of 2026 - $5.2 million and 2027 - $52.5 million.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA for the four most recently ended fiscal quarters. As of March 31, 2026, the Company was in compliance with these ratios.

NOTE 6 – Contingencies and Geographic Supply Concentrations:

Contingencies

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of March 31, 2026 was $0.9 million. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three-year measurement period.

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

The Company does not have a concentration of suppliers of finished apparel in any single country or region of the world, however, it does contract to manufacture or source the majority of its apparel in the following countries: Haiti, China, Madagascar, Vietnam, Pakistan, Bangladesh, and the United States. Additionally, we generally source or manufacture apparel in parts of the world that may be affected by economic uncertainty, oil price shocks, political unrest, labor disputes, health emergencies, natural disasters or the imposition of duties, tariffs or other import regulations by the United States.

The Branded Products segment also relies on the supply of other types of finished products including hard goods such as drinkware and injection molded plastics along with raw materials that are principally sourced from China, either directly or indirectly.

The geography from which we source materials and products is affected by duties and tariffs. During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. In February 2026, these agreements were retroactively extended until December 2026 and the process to receive the refund of duties paid in the interim period between expiration and grant of retroactivity commenced during the first quarter of 2026. The Company recorded a consolidated duties receivable within other current assets for $2.3 million through a reduction of inventory and reversal of cost of goods sold of $0.4 million, primarily in our Healthcare Apparel segment during the three months ended March 31, 2026.

Additionally in February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method.  These IEEPA tariffs stopped being collected on February 24, 2026.  The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds; subsequently, the U.S. government created a system through which refunds of certain entries could be processed. A new 10% tariff has been implemented under Section 122 of the Trade Act of 1974, effective as of February 24, 2026. Although the United States Supreme Court ruling invalidated the tariffs, as of March 31, 2026, the Company has not recorded a tariff refund receivable due to the uncertainty of the amount and collection of a refund.

NOTE 7 – Inventories:

Inventories consisted of the following amounts (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$80,155	$81,097
Work in process	854	745
Raw materials	16,421	15,632
Inventories	$97,430	$97,474

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

For the three months ended March 31, 2026, the Company recorded tax expense of $0.2 million, which represents an effective tax rate of 20.9%. The income tax expense and the effective tax rate for the three months ended March 31, 2026 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The rate was further impacted by discrete items related to the Company’s share-based compensation and long-term incentive plans during the current quarter.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA included significant changes to the domestic and international tax provisions, such as modifications to the global tax framework, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, and the restoration of favorable tax treatment for certain business provisions. The legislation had multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has considered the estimated impact of OBBBA on its expected annual effective tax rate as part of its income tax expense for the quarter ending March 31, 2026. The impacts include the increased unfavorable Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly Global Intangible Low-Taxed Income (“GILTI”), taking effect in 2026.

NOTE 9 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	March 31,	December 31,
	2026	2025
Balance at the beginning of year	$2,964	$3,101
Credit loss expense	314	2,291
Write-Off of accounts receivable	(306)	(2,428)
Balance at the end of the period	$2,972	$2,964

Other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Salaries, wages, commissions and other compensation	$12,689	$14,990
Contract liabilities	3,908	10,678
Accrued rebates	1,402	1,452
Current operating lease liabilities	4,331	4,364
Customer deposits	14,834	11,578
Other accrued expenses	11,160	9,979
Other current liabilities	$48,324	$53,041

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the Consolidated Financial Statements in Part I, Item 1 (“Financial Statements”) of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Contact Centers

In our Contact Centers segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Dominican Republic and, the United States and in Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators can provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. In February 2026, these agreements were retroactively extended until December 2026. If not renewed and/or extended beyond December 2026, the cost of continuing to do business in these countries likely will negatively impact our results of operations and financial position, or result in us moving sourcing and manufacturing from these countries to countries with more favorable cost structures. We will continue to monitor the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. See Item 1, “NOTE 6 – Contingencies and Geographic Supply Concentrations.”

In February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method.  These IEEPA tariffs stopped being collected on February 24, 2026.  The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds; subsequently, the U.S. government created a system through which refunds of certain entries could be processed. A new 10% tariff has been implemented under Section 122 of the Trade Act of 1974, effective as of February 24, 2026. Although the United States Supreme Court ruling invalidated the tariffs paid prior to February 24, 2026, as of March 31, 2026, the Company has not recorded a tariff refund receivable due to the uncertainty of the amount and collection of a refund.

It is uncertain how inflation and interest rates will be impacted in 2026 by the imposition of tariffs and other trade-related actions or inactions. World events, such as the Russia-Ukraine War, the joint U.S.-Israeli War with Iran in 2026 and other conflicts in the Middle East, continue to negatively affect the global economy. Additionally, civil unrest in countries where we manufacture products, like Haiti, may result in our facilities incurring damage or destruction and could interrupt our manufacturing processes and adversely affect our reputation and our relationships with our customers.

Prolonged or recurring disruptions or instability in the United States and global political and economic environments, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, declines in our revenue and profitability, increased costs related to higher oil and natural gas prices and/or supply imbalances in the oil and natural gas markets, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs and duties affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, negative impacts on the valuation of our pension obligations, reduced credit-worthiness of our customers, and potential impairment of the carrying value of indefinite-lived intangible assets and goodwill.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025 (in thousands)

	For the Three Months Ended March 31,
	2026	2025	$ Change	% Change
Net sales:
Branded Products	$90,869	$86,474	$4,395	5.1%
Healthcare Apparel	28,601	27,263	1,338	4.9%
Contact Centers	22,253	24,225	(1,972)	(8.1%)
Net intersegment eliminations	(845)	(865)	20	(2.3%)
Consolidated net sales	140,878	137,097	3,781	2.8%

Gross margin:
Branded Products	30,987	27,687	3,300	11.9%
Healthcare Apparel	10,181	10,133	48	0.5%
Contact Centers	11,614	12,981	(1,367)	(10.5%)
Net intersegment eliminations	(448)	(360)	(88)	24.4%
Consolidated gross margin	52,334	50,441	1,893	3.8%

Selling and administrative expenses:
Branded Products	24,746	23,420	1,326	5.7%
Healthcare Apparel	10,778	9,526	1,252	13.1%
Contact Centers	9,563	10,921	(1,358)	(12.4%)
Intersegment Eliminations	(448)	(360)	(88)	24.4%
Other	5,729	6,595	(866)	(13.1%)
Consolidated selling and administrative expenses	50,368	50,102	266	0.5%

Interest expense, net	912	1,245	(333)	(26.7%)
Income (loss) before income tax expense	1,054	(906)	1,960	(216.3%)
Income tax expense (benefit)	220	(148)	368	(248.6%)
Net income (loss)	$834	$(758)	$1,592	(210.0%)
EBITDA(1)	$4,824	$3,543	$1,281	36.2%

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of EBITDA to net (loss) income.

Net Income

The Company generated net income of $0.8 million and a net loss of ($0.8) million during the three months ended March 31, 2026 and 2025, respectively. The increase in net income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is inclusive of $1.0 million of severance payments in the Healthcare Apparel reportable segment, and was primarily due to an increase in consolidated gross margins across our Branded Products and Healthcare Apparel reportable segments, along with a decrease in consolidated interest expense, net.

EBITDA

EBITDA was $4.8 million and $3.5 million during the three months ended March 31, 2026 and 2025, respectively. The EBITDA increase was primarily due to increased earnings driven by the increase in consolidated gross margins. For a reconciliation of EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 2.8%, or $3.8 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to increases in net sales in our Branded Products and Healthcare Apparel reportable segments, partially offset by a decline in our Contact Centers segment.

Branded Products net sales increased 5.1%, or $4.4 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to volume increases in branded uniform apparel within existing customer accounts.

Healthcare Apparel net sales increased 4.9%, or $1.3 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to volume increases within existing customer accounts.

Contact Centers net sales decreased 8.1% or $2.0 million, before intersegment eliminations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The 8.1% decrease versus the year-ago quarter reflects prior year client attrition that exceeded growth from new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 37.1% for the three months ended March 31, 2026 and 36.8% for the three months ended March 31, 2025. The rate increase was due to an improvement in gross margin rates in our Branded Products segment.

Gross margin rate for our Branded Products segment was 34.1% for the three months ended March 31, 2026 and 32.0% for the three months ended March 31, 2025. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 35.6% for the three months ended March 31, 2026 and 37.2% for the three months ended March 31, 2025. The rate decrease was primarily driven by higher costs compared to the prior year period driven by increased sales with lower margin existing customers.

Gross margin rate for our Contact Centers segment was 52.2% for the three months ended March 31, 2026 and 53.6% for the three months ended March 31, 2025. The decrease in the gross margin rate was primarily attributable to higher employee related costs as compared to the prior year period.

Selling and Administrative Expenses

Selling and administrative expenses were relatively flat for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. As a percentage of net sales, total selling and administrative expenses was 35.8% for the three months ended March 31, 2026 and 36.5% for the three months ended March 31, 2025. The rate decrease was due to an improvement in selling and administrative expenses as a percentage of net sales rates in our Contact Centers segment and a reduction in Other selling and administrative expenses.

Branded Products selling and administrative expense increased $1.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to increased commission expense. As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 27.2% for the three months ended March 31, 2026,up slightly from 27.1% for the three months ended March 31, 2025.

Healthcare Apparel selling and administrative expense increased $1.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to $1.0 million employee severance costs and higher digital media costs. As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 37.7% for the three months ended March 31, 2026 and 34.9% for the three months ended March 31, 2025.

Contact Centers selling and administrative expense decreased $1.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to cost reductions implemented in 2025 related to closure of its Jamaica office and elimination of various administrative support costs. As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.0% for the three months ended March 31, 2026 and 45.1% for the three months ended March 31, 2025.

Selling and administrative expenses for Other, which represents Corporate costs, decreased $0.9 million primarily due to lower third party professional services related expenses and lower stock-based compensation expenses.

Interest Expense, Net

Interest expense, net decreased to $0.9 million for the three months ended March 31, 2026 from $1.2 million for the three months ended March 31, 2025. This decrease was due to a lower weighted average interest rate on those borrowings from 5.4% for the three months ended March 31, 2025 to 4.9% for the three months ended March 31, 2026.

Income Taxes

Income tax expense increased to $0.2 million for the three months ended March 31, 2026 from a benefit of $0.1 million for the three months ended March 31, 2025. The effective tax rate was 20.9% and 16.3% for the three months ended March 31, 2026 and 2025, respectively. Income tax expense and the effective tax rate for the three months ended March 31, 2026 and March 31, 2025 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The rate was further impacted by discrete items related to the Company’s share-based compensation and long-term incentive plans during the current quarter. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Liquidity and Capital Resources

Liquidity Analysis

Short-Term Liquidity

For the next twelve months, our primary capital requirements are for capital to maintain our operations, meet contractual obligations, primarily consisting of our revolving credit facility, term loan and operating leases and fund capital expenditures, dividends, stock repurchases, any potential merger and acquisition activity and other general corporate purposes. Management believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements for the next twelve months.

Long-Term Liquidity

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, stock repurchases, any potential merger and acquisition activity and the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company's material contractual obligations include outstanding debt, long-term pension liability, operating leases, acquisition-related contingent liabilities and non-qualified deferred compensation plan liabilities in Other Liabilities. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements.

Cash Requirements

Working Capital Needs

The Company carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry. The Company also requires working capital to invest in new product lines and technologies.

Capital expenditures

Capital expenditures were $0.6 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.

Sources of Capital and Liquidity

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and accessories, offset by cash payments made for raw materials, finished goods, salaries and payroll related benefits, leases and other general corporate expenditures

For the three months ended March 31, 2026, net cash provided by operating activities was $9.4 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees primarily driven by the Company's collection of receivable balances.

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

For the three months ended March 31, 2026, the Company had $10.0 million in borrowings and $15.0 million in payments on the revolving credit facility. For the three months ended March 31, 2026, the Company had $1.4 million in payments on the term loan.

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

Please refer to Note 5 to our Notes to the Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our outstanding long-term debt.

Dividends and Share Repurchase Program

During the three months ended March 31, 2026 and 2025, the Company paid cash dividends of $2.2 million and $2.3 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On March 20, 2026, the “Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to $2.5 million in shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing March 21, 2026 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table reconciles net income to EBITDA (in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$834	$(758)
Interest expense, net	912	1,245
Income tax expense (benefit)	220	(148)
Depreciation and amortization	2,858	3,204
EBITDA	$4,824	$3,543

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; uncertainties related to tariffs, duties, trade wars and related matters, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission (the "SEC"), including those risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 entitled "Risk Factors" and other disclosures contained therein and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings

We are a party to certain lawsuits in the ordinary course of business. We do not believe that these proceedings, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.     Risk Factors

We are exposed to certain risks and uncertainties that could have a material adverse impact on our business, financial condition and operating results. There have been no material changes to the Risk Factors described in Part I, Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2026, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2026 to January 31, 2026	41,602	$9.74	41,602
February 1, 2026 to February 28, 2026	9,416	10.01	9,416
March 1, 2026 to March 31, 2026	17,774	10.01	17,774
Total	68,792	$9.85	68,792	$9,396,740

(1)	For the three months ended March 31, 2026 there were no shares tendered by employees in connection with the exercise of stock options under the Company's shareholder-approved 2022 Equity Incentive and Awards Plan.
(2)	The above table excludes shares of our common stock withheld to settle employee tax withholding related to the vesting of restricted stock awards. Total shares were 29,279 in February 2026.
(3)

On March 20, 2026, the Company entered into the Plan for the purpose of repurchasing up to $2.5 million in shares of the Company’s outstanding common stock in accordance with the $17.5 million Program previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing March 21, 2026 and ending on the earlier of the date on which the Repurchase Dollar Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Under our Credit Agreement, if an event of default exists, we may not make distributions to our shareholders. The Credit Agreement also contains other restrictions. See Note 5 to our Condensed Notes to the Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1*,#	Employment Agreement, effective March 23, 2026, between CID Resources, Inc. and Christopher Heyn.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                  *  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

#  Portions omitted in accordance with Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2026	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2026
	By	/s/ Michael Koempel
Michael Koempel
President & Chief Financial Officer (Principal Financial Officer)