Form 10-Q
period 2026-06-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2026-08-04
CIK 95574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

The number of shares of common stock of the registrant outstanding as of July 30, 2026 was 15,945,201 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$147,836	$144,045	$288,714	$281,142

Costs and expenses:
Cost of goods sold	91,717	88,719	180,261	175,375
Selling and administrative expenses	51,327	52,240	101,695	102,342
Interest expense, net	981	1,250	1,893	2,495
Tradename impairment charge	2,600	-	2,600	-
	146,625	142,209	286,449	280,212
Income before income tax (benefit) expense	1,211	1,836	2,265	930
Income tax (benefit) expense	(10)	285	210	137
Net income	$1,221	$1,551	$2,055	$793

Net income per share:
Basic	$0.08	$0.10	$0.14	$0.05
Diluted	$0.08	$0.10	$0.14	$0.05

Weighted average shares outstanding during the period:
Basic	14,495,144	14,813,984	14,562,081	15,206,819
Diluted	14,907,818	15,101,942	14,912,832	15,573,692

Other comprehensive income, net of tax:
Defined benefit pension plans	$49	$8	$98	$15
Foreign currency translation adjustment	794	1,092	2,087	2,103
Other comprehensive income	843	1,100	2,185	2,118
Comprehensive income	$2,064	$2,651	$4,240	$2,911

Cash dividends per common share	$0.14	$0.14	$0.28	$0.28

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,787	$23,691
Accounts receivable, net	93,948	104,336
Inventories	90,492	97,474
Contract assets	57,134	48,903
Prepaid expenses and other current assets	15,105	13,259
Total current assets	279,466	287,663
Property, plant and equipment, net	35,294	37,352
Operating lease right-of-use assets	11,559	12,620
Deferred tax asset	14,970	15,003
Intangible assets, net	42,894	47,254
Goodwill	2,583	2,583
Other assets	21,754	19,369
Total assets	$408,520	$421,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,631	$48,343
Other current liabilities	49,725	53,041
Current portion of long-term debt	7,500	6,563
Current portion of acquisition-related contingent liabilities	612	-
Total current liabilities	107,468	107,947
Long-term debt	74,465	87,093
Long-term pension liability	15,236	15,010
Long-term acquisition-related contingent liabilities	410	826
Long-term operating lease liabilities	6,880	7,939
Other long-term liabilities	10,678	10,211
Total liabilities	215,137	229,026
Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $.001 par value - authorized 50,000,000 shares, issued and outstanding 15,945,623 and 15,730,615 shares, respectively	16	16
Additional paid-in capital	85,673	84,628
Retained earnings	110,206	112,871
Accumulated other comprehensive loss, net of tax:	(2,512)	(4,697)
Total shareholders’ equity	193,383	192,818
Total liabilities and shareholders’ equity	$408,520	$421,844

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED June 30, 2026 AND 2025
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, April 1, 2025	16,244,241	$15	$83,931	$114,825	$(4,341)	$194,430
Issuance of common stock under stock incentive plans and related tax effect	76,051	-	99	-	-	99
Common shares repurchased and retired	(402,329)	-	(2,024)	(2,124)	-	(4,148)
Share-based compensation expense	-	-	1,279	-	-	1,279
Cash dividends declared ($0.14 per share)	-	-	-	(2,235)	-	(2,235)
Comprehensive income (loss):
Net income	-	-	-	1,551	-	1,551
Pensions, net of taxes of $2	-	-	-	-	8	8
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,092	1,092
Balance, June 30, 2025	15,917,963	$15	$83,285	$112,017	$(3,241)	$192,076

Balance, April 1, 2026	15,632,981	$16	$84,857	$111,233	$(3,355)	$192,751
Issuance of common stock under stock incentive plans and related tax effect	326,155	-	44	-	-	44
Common shares repurchased and retired	(13,513)	-	(40)	(45)	-	(85)
Share-based compensation expense	-	-	812	-	-	812
Cash dividends declared ($0.14 per share)	-	-	-	(2,203)	-	(2,203)
Comprehensive income (loss):
Net income	-	-	-	1,221	-	1,221
Pensions, net of taxes of $16	-	-	-	-	49	49
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	794	794
Balance, June 30, 2026	15,945,623	$16	$85,673	$110,206	$(2,512)	$193,383

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six MONTHS ENDED June 30, 2026 AND 2025
(Unaudited)
(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2025	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	129,803	-	189	-	-	189
Common shares repurchased and retired	(696,761)	(1)	(3,525)	(4,400)	-	(7,926)
Share-based compensation expense	-	-	2,561	-	-	2,561
Cash dividends declared ($0.28 per share)	-	-	-	(4,515)	-	(4,515)
Comprehensive income (loss):
Net income	-	-	-	793	-	793
Pensions, net of taxes of $5	-	-	-	-	15	15
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	2,103	2,103
Balance, June 30, 2025	15,917,963	$15	$83,285	$112,017	$(3,241)	$192,076

Balance, January 1, 2026	15,730,615	$16	$84,628	$112,871	$(4,697)	$192,818
Issuance of common stock under stock incentive plans and related tax effect	326,592	-	(244)	-	-	(244)
Common shares repurchased and retired	(111,584)	-	(410)	(353)	-	(763)
Share-based compensation expense	-	-	1,699	-	-	1,699
Cash dividends declared ($0.28 per share)	-	-	-	(4,367)	-	(4,367)
Comprehensive income (loss):
Net income	-	-	-	2,055	-	2,055
Pensions, net of taxes of $33	-	-	-	-	98	98
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	2,087	2,087
Balance, June 30, 2026	15,945,623	$16	$85,673	$110,206	$(2,512)	$193,383

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,055	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,742	6,182
Inventory write-downs	4,663	1,042
Credit loss expense	1,665	2,100
Share-based compensation expense	1,699	2,561
Tradename impairment charge	2,600	-
Change in fair value of acquisition-related contingent liabilities	196	520
Non-cash operating lease expense	2,105	1,824
Other, net	110	182
Changes in assets and liabilities:
Accounts receivable	9,115	(569)
Contract assets	(8,185)	(1,682)
Inventories	2,386	(10,692)
Prepaid expenses and other current assets	(568)	1,267
Other assets	(2,453)	(789)
Accounts payable and other current liabilities	(4,503)	(84)
Other long-term liabilities	1,108	291
Net cash provided by operating activities	17,735	2,946

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(1,883)	(2,716)
Net cash used in investing activities	(1,883)	(2,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	26,000	57,000
Payments under revolving lines of credit	(35,000)	(41,000)
Payments of term loan	(2,813)	(2,812)
Payments of cash dividends	(4,367)	(4,515)
Shares withheld for taxes net of proceeds received on exercise of stock options	(244)	189
Common shares repurchased and retired	(763)	(7,926)
Net cash (used in) provided by financing activities	(17,187)	936

Effect of currency exchange rates on cash	431	1,094
Net (decreases) increases in cash and cash equivalents	(904)	2,260
Cash and cash equivalents balance, beginning of period	23,691	18,766
Cash and cash equivalents balance, end of period	$22,787	$21,026

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

Reclassifications

The accompanying financial statements for the prior year period contain certain reclassifications. Reclassifications impact items within our statements of cash flows. These reclassifications did not have an effect on the Company’s previously reported consolidated results of operations, financial position or cash flows for the quarter ended June 30, 2026.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets". The FASB issued ASU 2025-05 to simplify the application of the current expected credit loss (CECL) model to short-term receivables and contract assets under Topic 606. The amendments introduce a practical expedient (available to all entities) that allows companies to assume current conditions as of the balance sheet date remain unchanged for the life of the asset, removing the need to incorporate complex macroeconomic forecasts for short-term assets. The scope includes current accounts receivable and contract assets arising from Topic 606, including those acquired in business combinations. The amendments are effective for annual periods beginning after December 15, 2025 (interim periods included), with prospective application and early adoption permitted. We adopted the amendments of ASU 2025-05 on January 1, 2026. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

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

Intersegment eliminations include the elimination of revenues and costs from services provided by the Contact Centers segment to the Company’s two other segments. Such costs are recognized as selling and administrative expenses in the Branded Products and Healthcare Apparel segments. Income and expenses related to corporate functions that are not specifically attributable to an individual reportable segment are presented within corporate selling and administrative expenses under the segment tables.

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income excluding interest expense, net, income tax expense, depreciation and amortization expense and impairment charges. The Company believes Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences, (iii) asset base (depreciation and amortization) and (iv) impairments. The Company uses Adjusted EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used Adjusted EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate Adjusted EBITDA are significant components in understanding and assessing the Company’s results of operations. The Company’s Adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate Adjusted EBITDA in the same manner.

The chief operating decision maker, who is the Company’s Chief Executive Officer, evaluates the performance of our segments. Segment Adjusted EBITDA, as reported below for each segment, is our primary measure of segment profitability under U.S. GAAP ASC 280 “Segment Reporting”. Amounts included in income before income tax expense and excluded from Segment Adjusted EBITDA include: interest expense, net, impairments and depreciation and amortization expense. Total Segment Adjusted EBITDA is a non-GAAP financial measure and is reconciled to its most closely comparable GAAP metric of income before income tax expense (benefit) in the table below.

Please see reconciliations of Adjusted EBITDA and Total Segment Adjusted EBITDA included in the Non-GAAP Financial Measures tables below.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Three Months Ended June 30, 2026:
Net sales	$98,390	$27,231	$23,094	$(879)	$147,836
Cost of goods sold	62,518	18,264	11,344	(409)	91,717
Gross margin	35,872	8,967	11,750	(470)	56,119
Selling and administrative expenses	26,001	9,946	10,354	(470)	45,831
Tradename impairment charge	-	2,600	-	-	2,600
Add backs:
Tradename impairment charge	-	2,600	-	-	2,600
Segment depreciation and amortization	1,344	819	649	-	2,812
Segment Adjusted EBITDA	$11,215	$(160)	$2,045	$-	$13,100
Less corporate selling and administrative expenses					5,496
Add back corporate depreciation and amortization					72
Adjusted EBITDA					$7,676

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Three Months Ended June 30, 2025:
Net sales	$92,647	$28,253	$23,977	$(832)	$144,045
Cost of goods sold	59,631	18,237	11,364	(513)	88,719
Gross margin	33,016	10,016	12,613	(319)	55,326
Selling and administrative expenses	25,432	10,078	11,612	(319)	46,803
Add backs:
Segment depreciation and amortization	1,395	854	639	-	2,888
Segment Adjusted EBITDA	$8,979	$792	$1,640	$-	$11,411
Less corporate selling and administrative expenses					5,437
Add back corporate depreciation and amortization					90
Adjusted EBITDA					$6,064

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Six Months Ended June 30, 2026:
Net sales	$189,259	$55,832	$45,347	$(1,724)	$288,714
Cost of goods sold	122,400	36,684	21,983	(806)	180,261
Gross margin	66,859	19,148	23,364	(918)	108,453
Selling and administrative expenses	50,747	20,724	19,917	(918)	90,470
Tradename impairment charge	-	2,600	-	-	2,600
Add backs:
Tradename impairment charge	-	2,600	-	-	2,600
Segment depreciation and amortization	2,718	1,642	1,237	-	5,597
Segment Adjusted EBITDA	$18,830	$66	$4,684	$-	$23,580
Less corporate selling and administrative expenses					11,225
Add back corporate depreciation and amortization					145
Adjusted EBITDA					$12,500

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Six Months Ended June 30, 2025:
Net sales	$179,121	$55,516	$48,202	$(1,697)	$281,142
Cost of goods sold	118,418	35,367	22,608	(1,018)	175,375
Gross margin	60,703	20,149	25,594	(679)	105,767
Selling and administrative expenses	48,852	19,604	22,533	(679)	90,310
Add backs:
Segment depreciation and amortization	2,875	1,766	1,361	-	6,002
Segment Adjusted EBITDA	$14,726	$2,311	$4,422	$-	$21,459
Less corporate selling and administrative expenses					12,032
Add back corporate depreciation and amortization					180
Adjusted EBITDA					$9,607

The following table reconciles income before income tax expense to Total Segment Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income tax expense	$1,211	$1,836	$2,265	$930
Interest expense, net	981	1,250	1,893	2,495
Corporate selling and administrative expenses	5,496	5,437	11,225	12,032
Segment depreciation and amortization	2,812	2,888	5,597	6,002
Tradename impairment charge	2,600	-	2,600	-
Total Segment Adjusted EBITDA	$13,100	$11,411	$23,580	$21,459

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,221	$1,551	$2,055	$793
Interest expense, net	981	1,250	1,893	2,495
Income tax (benefit) expense	(10)	285	210	137
Segment depreciation and amortization	2,812	2,888	5,597	6,002
Corporate depreciation and amortization	72	90	145	180
Tradename impairment charge	2,600	-	2,600	-
Adjusted EBITDA	$7,676	$6,064	$12,500	$9,607

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Branded Products(1)	$98,390	$92,647	$189,259	$179,121
Healthcare Apparel	27,231	28,253	55,832	55,516
Contact Centers	22,215	23,145	43,623	46,505
Total	$147,836	$144,045	$288,714	$281,142

(1) Sales under bill-and-hold arrangements totaled $8.0 million and $11.6 million, for the three months ended June 30, 2026 and 2025, respectively. Sales under bill-and-hold arrangements totaled $17.8 million and $19.5 million, for six months ended June 30, 2026 and 2025, respectively.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30,	December 31,
	2026	2025
Accounts receivable, net	$93,948	$104,336
Current contract assets	57,134	48,903
Current contract liabilities	2,570	10,678

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer, as such the Company applies the right to invoice practical expedient which allows the omission of certain disclosures related to remaining performance obligations. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the six months ended June 30, 2026, $10.3 million of revenue was recognized from the contract liabilities balance as of December 31, 2025.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income used in the computation of basic and diluted net income per share (in thousands)	$1,221	$1,551	$2,055	$793

Weighted average shares outstanding - basic	14,495,144	14,813,984	14,562,081	15,206,819
Dilutive common stock equivalents	412,674	287,958	350,751	366,873
Weighted average shares outstanding - diluted	14,907,818	15,101,942	14,912,832	15,573,692
Net income per share:
Basic	$0.08	$0.10	$0.14	$0.05
Diluted	$0.08	$0.10	$0.14	$0.05

Awards to purchase 535,272 and 689,402 shares of common stock with weighted average exercise prices of $15.55 and $16.59 per share were outstanding during the three months ended June 30, 2026 and 2025, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 555,817 and 496,897 shares of common stock with weighted average exercise prices of $15.74 and $18.91 per share were outstanding during the six months ended June 30, 2026 and 2025, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Credit Facilities:
Revolving credit facility due August 2027	$26,000	$35,000
Term loan due August 2027	56,250	59,063
Less: unamortized debt issuance costs	(285)	(407)
Total Debt	$81,965	$93,656
Less:
Current portion of long-term debt	7,500	6,563
Long-term debt less current maturities	$74,465	$87,093

For the three months ended June 30, 2026 and 2025, interest expense of $1.0 million and $1.3 million is presented net of interest income of $0.2 million and $0.2 million, respectively.  For the six months ended June 30, 2026 and 2025, interest expense of $1.9 million and $2.5 million is presented net of interest income of $0.5 million and $0.4 million, respectively.

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

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 4.8% as of  June 30, 2026. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of June 30, 2026, there were outstanding letters of credit under the revolving credit facility totaling $0.1 million.

Contractual principal payments for the term loan, which does not contain pre-payment penalties, are as follows: remainder of 2026 - $3.8 million and 2027 - $52.5 million.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the Credit Agreement. The Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.0 and a net leverage ratio not to exceed 4.0 to 1.0. The Company’s net leverage ratio (as defined in the Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA (as defined in the Credit Agreement) for the four most recently ended fiscal quarters. As of June 30, 2026, the Company was in compliance with these ratios.

NOTE 6 – Contingencies and Geographic Supply Concentrations:

Contingencies

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of June 30, 2026 was $1.0 million, of which $0.6 million is expected to be paid in the second quarter of 2027. The total payments related to this contingent consideration payable is capped at $0.9 million per year and $2.6 million over the three-year measurement period.

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

The geography from which we source materials and products is affected by duties and tariffs. During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. In February 2026, these agreements were retroactively extended until December 2026 and during the six months ended June 30, 2026, the Company recorded a consolidated duties receivable of $2.3 million within other current assets through a reduction of inventory and reversal of cost of goods sold of $0.4 million, primarily in its Healthcare Apparel segment of which the majority has been collected.

Additionally in February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method.  These IEEPA tariffs stopped being collected on February 24, 2026. The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds; subsequently, the U.S. government created a system through which refunds of certain entries could be processed. The Company's accounting policy is to recognize tariff refunds (as a reduction of cost of goods sold) when the refund is probable and recognize corresponding refunds to customers (as a reduction of net sales) where contractually required or an implicit obligation exists. As of June 30, 2026, the Company has recorded a $4.3 million tariff refund, of which $3.1 million has been received in cash and corresponding refunds to customers of $2.7 million. The U.S. government implemented a new 10.0% tariff under Section 122 of the Trade Act of 1974, effective as of February 24, 2026. This tariff terminated on July 24, 2026. The U.S. government implemented new tariffs generally ranging from 10.0% to 12.5% under Section 301 of the Trade Act of 1974, effective as of July 24, 2026.

NOTE 7 – Inventories:

Inventories consisted of the following amounts (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$74,185	$81,097
Work in process	1,001	745
Raw materials	15,306	15,632
Inventories	$90,492	$97,474

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

For the three months ended June 30, 2026, the Company recorded a tax benefit of ($0.01) million, which represents an effective tax rate benefit of (0.8%). For the six months ended June 30, 2026, the Company recorded tax expense of $0.2 million, which represents an effective tax rate of 9.3%. The income tax expense and the effective tax rate for the three and six months ended June 30, 2026 were primarily impacted by the discrete tax benefit relating to the $2.6 million trade name impairment charge, as well as items related to the Company’s share-based compensation and long-term incentive plans.  The rate for both periods was further impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, which are subject to various statutory tax rates in those jurisdictions.

For the three months ended June 30, 2025, the Company recorded tax expense of $0.3 million, which represents an effective tax rate of 15.5%. For the six months ended June 30, 2025, the Company recorded tax expense of $0.1 million, which represents an effective tax rate of 14.7%. The income tax expense and the effective tax rate for the three and six months ended June 30, 2025 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The tax rate was further favorably impacted by the performance of the Company’s compensation plans during the six months ended June 30, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA included significant changes to the domestic and international tax provisions, such as modifications to the global tax framework, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, and the restoration of favorable tax treatment for certain business provisions. The legislation had multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has considered the estimated impact of OBBBA on its expected annual effective tax rate as part of its income tax expense for the three and six months ended June 30, 2026. The impacts include the increased unfavorable Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly Global Intangible Low-Taxed Income (“GILTI”), taking effect in 2026.

NOTE 9 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Balance at the beginning of year	$2,964	$3,101
Credit loss expense	1,665	2,291
Write-Off of accounts receivable	(373)	(2,428)
Balance at the end of the period	$4,256	$2,964

Other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Salaries, wages, commissions and other compensation	$13,402	$14,990
Contract liabilities	2,570	10,678
Accrued rebates	1,367	1,452
Current operating lease liabilities	4,422	4,364
Customer deposits	14,779	11,578
Other accrued expenses	13,185	9,979
Other current liabilities	$49,725	$53,041

NOTE 10 – Intangible Assets:

Intangible Assets

An indicator of impairment related to CID Resources indefinite lived intangible assets was identified during the second quarter of 2026 for which a quantitative interim impairment test was performed using the relief-from-royalty method and resulted in a trade name impairment totaling $2.6 million.

		June 30, 2026		December 31, 2025
Finite-Lived Intangible Assets (dollars in thousands)	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships (7-15 year life)	11.6	$53,798	$(36,263)	$53,798	$(34,608)
Non-compete agreements (3-7 year life)	5.3	1,778	(1,696)	1,778	(1,662)
Trademarks	10.0	540	(230)	509	(208)
Trade names	2.0	1,030	(963)	1,030	(883)
Total Finite-Lived Intangible Assets		$57,146	$(39,152)	$57,115	$(37,361)

Indefinite-lived Intangible Assets (dollars in thousands)	Segment	Carrying Amount, June 30, 2026	Carrying Amount, December 31, 2025
Trade names:
HPI	Branded Products	$4,700	$4,700
BAMKO	Branded Products	8,900	8,900
CID Resources(1)	Healthcare Apparel	11,300	13,900
Total		$24,900	$27,500
Finite-Lived Intangible Assets		$17,994	$19,754
Total Intangible Assets		$42,894	$47,254
(1)	Includes trade names and trademarks associated with CID Resources and Wink®.

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

Contact Centers

In our Contact Centers segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Dominican Republic and the United States, and in Jamaica until its closure on June 15, 2025, we provide outsourced, nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators can provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business.

Global Economic and Political Conditions

During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. In February 2026, these agreements were retroactively extended until December 2026 and during the six months ended June 30, 2026, the Company recorded a consolidated duties receivable of $2.3 million within other current assets through a reduction of inventory and reversal of cost of goods sold of $0.4 million, primarily in its Healthcare Apparel segment of which the majority has been collected. If not renewed and/or extended beyond December 2026, the cost of continuing to do business in these countries likely will negatively impact our results of operations and financial position, or result in us moving sourcing and manufacturing from these countries to countries with more favorable cost structures. We will continue to monitor the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. See Item 1, “NOTE 6 – Contingencies and Geographic Supply Concentrations.”

In February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method.  These IEEPA tariffs stopped being collected on February 24, 2026.  The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds; subsequently, the U.S. government created a system through which refunds of certain entries could be processed. The Company's accounting policy is to recognize tariff refunds (as a reduction of cost of goods sold) when the refund is probable and recognize corresponding refunds to customers (as a reduction of net sales) where contractually required or an implicit obligation exists. As of June 30, 2026, the Company has recorded a $4.3 million tariff refund, of which $3.1 million has been received in cash and corresponding refunds to customers of $2.7 million. The U.S. government implemented a new 10.0% tariff under Section 122 of the Trade Act of 1974, effective as of February 24, 2026. This tariff terminated on July 24, 2026.  The U.S. government implemented new tariffs generally ranging from 10.0% to 12.5% under Section 301 of the Trade Act of 1974, effective as of July 24, 2026.

It is uncertain how inflation and interest rates will be impacted during the remainder of this year and in future years by the imposition of tariffs and other trade-related actions or inactions. World events, such as the Russia-Ukraine War, the joint U.S.-Israeli War with Iran in 2026 and other conflicts in the Middle East, continue to negatively affect the global economy. Additionally, civil unrest in countries where we manufacture products, like Haiti, may result in our facilities incurring damage or destruction and could interrupt our manufacturing processes and adversely affect our reputation and our relationships with our customers.

Prolonged or recurring disruptions or instability in the United States and global political and economic environments, and how the world reacts to those disruptions or instability, could have long-term impacts on our business. These business impacts could negatively affect us in a number of ways, including, but not limited to, reduced demand for our core products and services, declines in our revenue and profitability, increased costs related to higher oil and natural gas prices and/or supply imbalances in the oil and natural gas markets, costs associated with complying with new or amended laws and regulations and mitigating the increased cost of the new tariffs and duties affecting our business, declines in our stock price, reduced availability and less favorable terms of future borrowings, negative impacts on the valuation of our pension obligations, reduced credit-worthiness of our customers, and additional impairment of the carrying value of indefinite-lived intangible assets and potentially goodwill.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 (in thousands)

	For the Three Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales:
Branded Products	$98,390	$92,647	$5,743	6.2%
Healthcare Apparel	27,231	28,253	(1,022)	(3.6%)
Contact Centers	23,094	23,977	(883)	(3.7%)
Intersegment eliminations	(879)	(832)	(47)	5.6%
Consolidated net sales	147,836	144,045	3,791	2.6%

Gross margin:
Branded Products	35,872	33,016	2,856	8.7%
Healthcare Apparel	8,967	10,016	(1,049)	(10.5%)
Contact Centers	11,750	12,613	(863)	(6.8%)
Net intersegment eliminations	(470)	(319)	(151)	47.3%
Consolidated gross margin	56,119	55,326	793	1.4%

Selling and administrative expenses:
Branded Products	26,001	25,432	569	2.2%
Healthcare Apparel	9,946	10,078	(132)	(1.3%)
Contact Centers	10,354	11,612	(1,258)	(10.8%)
Intersegment Eliminations	(470)	(319)	(151)	47.3%
Corporate selling and administrative expenses	5,496	5,437	59	1.1%
Consolidated selling and administrative expenses	51,327	52,240	(913)	(1.7%)

Interest expense, net	981	1,250	(269)	(21.5%)
Tradename impairment charge	2,600	-	2,600	100.0%
Income before income tax expense	1,211	1,836	(625)	(34.0%)
Income tax (benefit) expense	(10)	285	(295)	(103.5%)
Net income	$1,221	$1,551	$(330)	(21.3%)
Adjusted EBITDA(1)	$7,676	$6,064	$1,612	26.6%

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of Adjusted EBITDA to net income.

Net Income

The Company generated net income of $1.2 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively. The decrease in net income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was due to a significant decline in our Healthcare Apparel segment results, primarily driven by a trade name impairment charge and write-down of inventory, partially offset by net tariff refunds. This decline was partially offset by growth in our Branded Products and Contact Centers segments.

Adjusted EBITDA

Adjusted EBITDA was $7.7 million and $6.1 million during the three months ended June 30, 2026 and 2025, respectively. The Adjusted EBITDA increase was primarily due to growth in our Branded Products and Contact Centers segments, partially offset by a decline in our Healthcare Apparel segment. For a reconciliation of Adjusted EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 2.6%, or $3.8 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was attributable to increases in net sales in our Branded Products segment, partially offset by declines in our Healthcare Apparel and Contact Centers segments.

Branded Products net sales increased 6.2%, or $5.7 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to volume increases of $7.5 million within existing customer accounts, partially offset by tariff refunds.

Healthcare Apparel net sales decreased 3.6%, or $1.0 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to tariff refunds.

Contact Centers net sales decreased 3.7% or $0.9 million, before intersegment eliminations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The 3.7% decrease versus the prior period reflects client attrition that exceeded growth from new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 38.0% for the three months ended June 30, 2026 and 38.4% for the three months ended June 30, 2025. The rate decrease was primarily due to lower gross margin rates in our Healthcare Apparel and Contact Centers segments.

Gross margin rate for our Branded Products segment was 36.5% for the three months ended June 30, 2026 and 35.6% for the three months ended June 30, 2025. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 32.9% for the three months ended June 30, 2026 and 35.5% for the three months ended June 30, 2025. The rate decrease was primarily driven by the impact of a $2.6 million additional write-down of inventory, partially offset by $1.8 million of net tariff refunds.

Gross margin rate for our Contact Centers segment was 50.9% for the three months ended June 30, 2026 and 52.6% for the three months ended June 30, 2025. The decrease in the gross margin rate was primarily attributable to higher employee-related costs as compared to the prior year period.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.9 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. As a percentage of net sales, total selling and administrative expenses was 34.7% for the three months ended June 30, 2026 and 36.3% for the three months ended June 30, 2025. The rate decrease was driven by expense leverage in our Branded Products segment and lower expenses in our Contact Centers segments.

Branded Products selling and administrative expenses increased $0.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. As a percentage of net sales, selling and administrative expenses was 26.4% for the three months ended June 30, 2026, down slightly from 27.5% for the three months ended June 30, 2025 driven by expense leverage from the second quarter sales increase.

Healthcare Apparel selling and administrative expenses decreased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Selling and administrative expenses as a percentage of net sales increased to 36.5% for the three months ended June 30, 2026 from 35.7% for the three months ended June 30, 2025.

Contact Centers selling and administrative expenses decreased $1.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to a reduction in credit loss expense as compared to the prior year period. As a result, selling and administrative expenses as a percentage of net sales decreased to 44.8% for the three months ended June 30, 2026 from 48.4% for the three months ended June 30, 2025.

Corporate selling and administrative expenses were about flat to last year.

Interest Expense, Net

Interest expense, net decreased to $1.0 million for the three months ended June 30, 2026 from $1.3 million for the three months ended June 30, 2025. This decrease was due to a lower weighted average interest rate on borrowings, from 5.6% for the three months ended June 30, 2025 to 4.8% for the three months ended June 30, 2026.

Intangible Assets Impairment Charge

As a result of  an interim impairment assessment, an impairment charge totaling $2.6 million was recognized in the second quarter of 2026 to reduce the carrying value of Healthcare Apparel trade names to their estimated fair value.

Income Taxes

An income tax benefit of ($0.01) million was recognized for the three months ended June 30, 2026 compared to an income tax expense of $0.3 million for the three months ended June 30, 2025. The effective tax rate was (0.8%) benefit and 15.5% expense for the three months ended June 30, 2026 and 2025, respectively. Income tax expense and the effective tax rate for the three months ended June 30, 2026 was primarily impacted by the discrete tax benefit relating to the $2.6 million trade name impairment charge recorded during the second fiscal quarter of 2026. The rate for both periods was further impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025 (in thousands)

	For the Six Months Ended June 30,
	2026	2025	$ Change	% Change
Net sales:
Branded Products	$189,259	$179,121	$10,138	5.7%
Healthcare Apparel	55,832	55,516	316	0.6%
Contact Centers	45,347	48,202	(2,855)	(5.9%)
Intersegment eliminations	(1,724)	(1,697)	(27)	1.6%
Consolidated net sales	288,714	281,142	7,572	2.7%

Gross margin:
Branded Products	66,859	60,703	6,156	10.1%
Healthcare Apparel	19,148	20,149	(1,001)	(5.0%)
Contact Centers	23,364	25,594	(2,230)	(8.7%)
Net intersegment eliminations	(918)	(679)	(239)	35.2%
Consolidated gross margin	108,453	105,767	2,686	2.5%

Selling and administrative expenses:
Branded Products	50,747	48,852	1,895	3.9%
Healthcare Apparel	20,724	19,604	1,120	5.7%
Contact Centers	19,917	22,533	(2,616)	(11.6%)
Intersegment Eliminations	(918)	(679)	(239)	35.2%
Corporate selling and administrative expenses	11,225	12,032	(807)	(6.7%)
Consolidated selling and administrative expenses	101,695	102,342	(647)	(0.6%)

Interest expense, net	1,893	2,495	(602)	(24.1%)
Tradename impairment charge	2,600	-	2,600	100.0%
Income before income tax expense	2,265	930	1,335	143.5%
Income tax expense	210	137	73	53.3%
Net income	$2,055	$793	$1,262	159.1%
Adjusted EBITDA(1)	$12,500	$9,607	$2,893	30.1%

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of Adjusted EBITDA to net income.

Net Income

The Company generated net income of $2.1 million and $0.8 million during the six months ended June 30, 2026 and 2025, respectively. The increase in net income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to growth in our Branded Products and Contact Centers segments along with a decrease in consolidated interest expense, net partially offset by a loss in our Healthcare Apparel segment.

Adjusted EBITDA

Adjusted EBITDA was $12.5 million and $9.6 million during the six months ended June 30, 2026 and 2025, respectively. The Adjusted EBITDA increase was primarily due to growth in our Branded Products and Contact Centers segments partially offset by a loss in our Healthcare Apparel segment. For a reconciliation of Adjusted EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 2.7% or $7.6 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to increases in net sales in our Branded Products and Healthcare Apparel reportable segments, partially offset by a decline in our Contact Centers segment.

Branded Products net sales increased 5.7% or $10.1 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to $11.9 million of volume increases within existing customer accounts partially offset by tariff refunds.

Healthcare Apparel net sales increased 0.6% or $0.3 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to volume increases within existing customer accounts partially offset by tariff refunds.

Contact Centers net sales decreased 5.9% or $2.9 million, before intersegment eliminations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The 5.9% decrease versus the prior year period reflects client attrition that exceeded growth from new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 37.6% for the six months ended June 30, 2026 and 2025.

Gross margin rate for our Branded Products segment was 35.3% for the six months ended June 30, 2026 and 33.9% for the six months ended June 30, 2025. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 34.3% for the six months ended June 30, 2026 and 36.3% for the six months ended June 30, 2025. The rate decrease was primarily driven by the impact of a $2.6 million additional write-down of inventory, partially offset by $1.8 million net tariff refunds.

Gross margin rate for our Contact Centers segment was 51.5% for the six months ended June 30, 2026 and 53.1% for the six months ended June 30, 2025. The decrease in the gross margin rate was primarily attributable to higher employee related costs as compared to the prior year period.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. As a percentage of net sales, total selling and administrative expenses was 35.2% for the six months ended June 30, 2026 and 36.4% for the six months ended June 30, 2025. The rate decrease was due to an improvement in selling and administrative expenses as a percentage of net sales rates in our Branded Products and Contact Centers segments, partially offset by an increased rate in our Healthcare Apparel segment.

Branded Products selling and administrative expense increased $1.9 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to increased commission expense from increased gross margin. As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.8% for the six months ended June 30, 2026, down slightly from 27.3% for the six months ended June 30, 2025.

Healthcare Apparel selling and administrative expense increased $1.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to $1.0 million of employee severance costs. As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 37.1% for the six months ended June 30, 2026 and 35.3% for the six months ended June 30, 2025.

Contact Centers selling and administrative expense decreased $2.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to a reduction in credit loss expense as compared to the prior year period and cost reductions implemented in 2025 related to the closure of our Jamaica office. As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.9% for the six months ended June 30, 2026 and 46.7% for the six months ended June 30, 2025.

Corporate selling and administrative expenses decreased $0.8 million primarily due to lower third-party professional services and lower share-based compensation expenses.

Interest Expense, Net

Interest expense, net decreased to $1.9 million for the six months ended June 30, 2026 from $2.5 million for the six months ended June 30, 2025. This decrease was due to a lower weighted average interest rate on borrowings, from 5.6% for the six months ended June 30, 2025 to 4.8% for the six months ended June 30, 2026.

Intangible Assets Impairment Charge

As a result of  an interim impairment assessment, an impairment charge totaling $2.6 million was recognized in the second quarter of 2026 to reduce the carrying value of Healthcare Apparel trade names to their estimated fair value.

Income Taxes

Income tax expense increased to $0.2 million for the six months ended June 30, 2026 from $0.1 million for the six months ended June 30, 2025. The effective tax rate was 9.3% and 14.7% for the six months ended June 30, 2026 and 2025, respectively. Income tax expense and the effective tax rate for the six months ended June 30, 2026 was primarily impacted by the discrete tax benefit relating to the $2.6 million trade name impairment charge recorded during the current quarter, as well as items related to the Company’s share-based compensation and long-term incentive plans. The rate for both periods was further impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, which are subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Liquidity and Capital Resources

Liquidity Analysis

Short-Term Liquidity

For the next twelve months, our primary capital requirements are for capital to maintain our operations, meet contractual obligations, primarily consisting of our revolving credit facility, term loan and operating leases, and fund any potential merger and acquisition activity, capital expenditures, dividends, stock repurchases and other general corporate purposes. Management believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements for the next twelve months.

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

Capital expenditures

Capital expenditures were $1.9 million and $2.7 million for the six months ended June 30, 2026 and 2025, respectively.

Sources of Capital and Liquidity

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and accessories, offset by cash payments made for raw materials, finished goods, salaries and payroll related benefits, leases and other general corporate expenditures.

For the six months ended June 30, 2026, net cash provided by operating activities was $17.7 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees, primarily driven by the Company's collection of receivable balances and by reduced inventory purchasing, which provided $2.4 million of cash in the current period compared to $10.7 million of cash outflows in the prior year period. These sources were partially offset by an $8.2 million increase in contract assets.

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

For the six months ended June 30, 2026, the Company had $26.0 million in borrowings and $35.0 million in payments on the revolving credit facility. For the six months ended June 30, 2026, the Company had $2.8 million in payments on the term loan.

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

Dividends and Share Repurchase Program

During the six months ended June 30, 2026 and 2025, the Company paid cash dividends of $4.4 million and $4.5 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On March 20, 2026, the Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to $2.5 million in shares of the Company’s outstanding common stock (the “Repurchase Limit”) in accordance with the $17.5 million share repurchase program previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Plan allows the Company to repurchase shares up to the Repurchase Limit commencing March 21, 2026 and ending on the earlier of the date on which the Repurchase Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Interim Impairment Tests:

The Company performs its goodwill and indefinite-lived intangible impairment tests annually as of August 31st or more frequently as events or changes in circumstances warrant.

Indefinite-lived Intangible Assets:

An indicator of impairment related to the CID Resources indefinite lived intangible assets was identified during the second quarter of 2026 for which a quantitative interim impairment test was performed. We conducted a quantitative assessment using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates. The impairment was primarily driven by updated assumptions reflecting lower expected future sales and profitability of the brands.

In determining the fair value of our trade name indefinite lived intangible assets as of June 30, 2026, we used the following key assumptions:

• Royalty rates of 0.5% - 2.5%;

• A tax rate of 27.0%;

• A long-term growth rate of 3.0%; and

• Assumed discount rate of 17.0%.

As a result of the impairment assessment, an impairment charge totaling $2.6 million was recognized in the second quarter of 2026 to reduce the carrying value of the trade names to their estimated fair value.

Non-GAAP Financial Measure

Adjusted EBITDA, which is a non-GAAP financial measure, is defined as net income excluding interest expense, net, income tax expense, depreciation and amortization expense and impairment charges. The Company believes Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences, (iii) asset base (depreciation and amortization) and (iv) impairments. The Company uses Adjusted EBITDA internally to monitor operating results and to evaluate the performance of its business. In addition, the compensation committee has used Adjusted EBITDA in evaluating certain components of executive compensation, including performance-based annual incentive programs.

Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate Adjusted EBITDA are significant components in understanding and assessing the Company’s results of operations. The Company’s Adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate Adjusted EBITDA in the same manner.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,221	$1,551	$2,055	$793
Interest expense, net	981	1,250	1,893	2,495
Income tax (benefit) expense	(10)	285	210	137
Segment depreciation and amortization	2,812	2,888	5,597	6,002
Corporate depreciation and amortization	72	90	145	180
Tradename impairment charge	2,600	-	2,600	-
Adjusted EBITDA	$7,676	$6,064	$12,500	$9,607

Cautionary Note Regarding Forward-Looking Statements

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the impact of global conflicts, such as the Russia-Ukraine War and the joint U.S.-Israeli War with Iran in 2026, uncertainties related to tariffs, duties, trade wars and related matters, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials and shipping costs), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission (the "SEC"), including those risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 entitled "Risk Factors" and other disclosures contained therein and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2026, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2026 to April 30, 2026	-	$-	-
May 1, 2026 to May 31, 2026	7,353	11.54	7,353
June 1, 2026 to June 30, 2026	-	-	-
Total	7,353	$11.54	7,353	$9,311,902

(1)	For the three months ended June 30, 2026 there were no shares tendered by employees in connection with the exercise of stock options under the Company's shareholder-approved 2022 Equity Incentive and Awards Plan.
(2)	The above table excludes 4,660 shares withheld for taxes and 1,500 forfeited shares, both of which are included in common shares repurchased and retired in the statements of shareholders' equity.
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

ITEM 3.     Defaults upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1*,#	Employment Agreement, dated May 26, 2026, between Superior Group of Companies, Inc. and Michael Benstock.
10.2#	Employment Agreement, effective March 23, 2026, between CID Resources, Inc. and Christopher Heyn.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                  *  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

#  Portions omitted in accordance with Item 601(b) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2026	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2026
	By	/s/ Michael Koempel
Michael Koempel
President & Chief Financial Officer (Principal Financial Officer)