Form 10-Q
period 2026-09-30
SUPERIOR GROUP OF COMPANIES, INC.
filed 2026-11-09
CIK 95574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of shares of common stock of the registrant outstanding as of October 31, 2026 was 15,896,186 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$145,994	$138,467	$434,708	$419,609

Costs and expenses:
Cost of goods sold	90,168	85,389	270,429	260,764
Selling and administrative expenses	51,866	48,513	153,561	150,855
Interest expense, net	809	1,378	2,702	3,873
Trade name impairment charge	-	-	2,600	-
	142,843	135,280	429,292	415,492
Income before income tax expense	3,151	3,187	5,416	4,117
Income tax expense	580	443	790	580
Net income	$2,571	$2,744	$4,626	$3,537

Net income per share:
Basic	$0.17	$0.19	$0.32	$0.24
Diluted	$0.17	$0.18	$0.31	$0.23

Weighted average shares outstanding during the period:
Basic	14,787,455	14,738,863	14,637,206	15,050,834
Diluted	15,247,892	15,119,050	15,024,519	15,422,144

Other comprehensive income (loss), net of tax:
Defined benefit pension plans	$49	$7	$147	$22
Foreign currency translation adjustment	(772)	(47)	1,315	2,056
Other comprehensive income (loss)	(723)	(40)	1,462	2,078
Comprehensive income	$1,848	$2,704	$6,088	$5,615

Cash dividends per common share	$0.14	$0.14	$0.42	$0.42

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and par value data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,924	$23,691
Accounts receivable, net	96,273	104,336
Inventories	87,936	97,474
Contract assets	52,860	48,903
Prepaid expenses and other current assets	16,741	13,259
Total current assets	281,734	287,663
Property, plant and equipment, net	34,250	37,352
Operating lease right-of-use assets	11,258	12,620
Deferred tax asset	14,954	15,003
Intangible assets, net	42,051	47,254
Goodwill	2,583	2,583
Other assets	21,009	19,369
Total assets	$407,839	$421,844

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,325	$48,343
Other current liabilities	52,222	53,041
Current portion of long-term debt	3,750	6,563
Current portion of acquisition-related contingent liabilities	682	-
Total current liabilities	107,979	107,947
Long-term debt	74,287	87,093
Long-term pension liability	15,233	15,010
Long-term acquisition-related contingent liabilities	455	826
Long-term operating lease liabilities	6,630	7,939
Other long-term liabilities	10,217	10,211
Total liabilities	214,801	229,026
Contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.001 par value - authorized 300,000 shares (none issued)	-	-
Common stock, $0.001 par value - authorized 50,000,000 shares, issued and outstanding 15,894,450 and 15,730,615 shares, respectively	16	16
Additional paid-in capital	86,088	84,628
Retained earnings	110,169	112,871
Accumulated other comprehensive loss, net of tax	(3,235)	(4,697)
Total shareholders’ equity	193,038	192,818
Total liabilities and shareholders’ equity	$407,839	$421,844

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED September 30, 2026 AND 2025

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, July 1, 2025	15,917,963	$15	$83,285	$112,017	$(3,241)	$192,076
Issuance of common stock under stock incentive plans and related tax effect	54,035	-	(99)	-	-	(99)
Common shares repurchased and retired	(3,206)	-	-	(2)	-	(2)
Share-based compensation expense	-	-	1,355	-	-	1,355
Cash dividends declared ($0.14 per share)	-	-	-	(2,198)	-	(2,198)
Comprehensive income (loss):
Net income	-	-	-	2,744	-	2,744
Pensions, net of taxes of $2	-	-	-	-	7	7
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(47)	(47)
Balance, September 30, 2025	15,968,792	$15	$84,541	$112,561	$(3,281)	$193,836

Balance, July 1, 2026	15,945,623	$16	$85,673	$110,206	$(2,512)	$193,383
Issuance of common stock under stock incentive plans	9,158	-	17	-	-	17
Common shares repurchased and retired	(60,331)	-	(426)	(400)	-	(826)
Share-based compensation expense	-	-	824	-	-	824
Cash dividends declared ($0.14 per share)	-	-	-	(2,208)	-	(2,208)
Comprehensive income (loss):
Net income	-	-	-	2,571	-	2,571
Pensions, net of taxes of $16	-	-	-	-	49	49
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	(772)	(772)
Balance, September 30, 2026	15,894,450	$16	$86,088	$110,169	$(3,235)	$193,038

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine MONTHS ENDED September 30, 2026 AND 2025

(Unaudited)

(In thousands, except shares and per share data)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Common	Paid-In	Retained	Income (Loss),	Shareholders’
	Shares	Stock	Capital	Earnings	net of tax	Equity
Balance, January 1, 2025	16,484,921	$16	$84,060	$120,139	$(5,359)	$198,856
Issuance of common stock under stock incentive plans and related tax effect	183,838	-	90	-	-	90
Common shares repurchased and retired	(699,967)	(1)	(3,525)	(4,402)	-	(7,928)
Share-based compensation expense	-	-	3,916	-	-	3,916
Cash dividends declared ($0.42 per share)	-	-	-	(6,713)	-	(6,713)
Comprehensive income (loss):
Net income	-	-	-	3,537	-	3,537
Pensions, net of taxes of $7	-	-	-	-	22	22
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	2,056	2,056
Balance, September 30, 2025	15,968,792	$15	$84,541	$112,561	$(3,281)	$193,836

Balance, January 1, 2026	15,730,615	$16	$84,628	$112,871	$(4,697)	$192,818
Issuance of common stock under stock incentive plans	335,750	-	65	-	-	65
Common shares repurchased and retired	(171,915)	-	(1,128)	(753)	-	(1,881)
Share-based compensation expense	-	-	2,523	-	-	2,523
Cash dividends declared ($0.42 per share)	-	-	-	(6,575)	-	(6,575)
Comprehensive income:
Net income	-	-	-	4,626	-	4,626
Pensions, net of taxes of $49	-	-	-	-	147	147
Change in currency translation adjustment, net of taxes of $0	-	-	-	-	1,315	1,315
Balance, September 30, 2026	15,894,450	$16	$86,088	$110,169	$(3,235)	$193,038

See accompanying Condensed Notes to the Consolidated Financial Statements.

SUPERIOR GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,626	$3,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,489	9,157
Inventory write-downs	9,498	1,793
Credit loss expense	3,165	2,347
Share-based compensation expense	2,523	3,916
Trade name impairment charge	2,600	-
Change in fair value of acquisition-related contingent liabilities	311	659
Non-cash operating lease expense	3,116	2,843
Other, net	183	244
Changes in assets and liabilities:
Accounts receivable	5,338	(3,710)
Contract assets	(3,920)	3,326
Inventories	91	(10,535)
Prepaid expenses and other current assets	(2,963)	(423)
Other assets	(1,778)	(1,692)
Accounts payable and other current liabilities	(1,432)	(10,636)
Payment of acquisition-related contingent liabilities	-	(791)
Other long-term liabilities	832	1,235
Net cash provided by operating activities	30,679	1,270

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,675)	(3,407)
Net cash used in investing activities	(2,675)	(3,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving lines of credit	33,545	76,000
Payments under revolving lines of credit	(63,545)	(58,000)
Borrowings under term loan	24,375	-
Payments of term loan	(9,375)	(4,218)
Debt issuance costs	(821)	-
Payments of cash dividends	(6,575)	(6,713)
Payment of acquisition-related contingent liabilities	-	(226)
Shares withheld for taxes net of proceeds received on exercise of stock options	(351)	90
Common shares repurchased and retired	(1,465)	(7,928)
Net cash used in financing activities	(24,212)	(995)

Effect of currency exchange rates on cash	441	1,017
Net increases (decreases) in cash and cash equivalents	4,233	(2,115)
Cash and cash equivalents balance, beginning of period	23,691	18,766
Cash and cash equivalents balance, end of period	$27,924	$16,651

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

Superior’s Branded Products segment, primarily through its signature marketing brands BAMKO® and HPI®, produces and sells customized merchandising solutions, promotional products and branded uniform programs. Branded products are manufactured through third parties or in Superior’s own facilities and are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices or operations in the United States, Canada and Brazil, with support services in China and India.

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

Superior’s Contact Centers segment, through multiple The Office Gurus® entities, including subsidiaries in El Salvador, Belize, Dominican Republic, the United States and in Jamaica until its closure on June 15, 2025, provides outsourced, offshore and nearshore business process outsourcing, contact and call-center support services to North American customers. See Note 11 for further discussion of the Company’s acquisition on October 28, 2026, expanding its services with offshore operations in the Philippines.

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

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The FASB issued ASU 2025-05 to simplify the application of the current expected credit loss (CECL) model to short-term receivables and contract assets under Topic 606. The amendments introduce a practical expedient (available to all entities) that allows companies to assume current conditions as of the balance sheet date remain unchanged for the life of the asset, removing the need to incorporate complex macroeconomic forecasts for short-term assets. The scope includes current accounts receivable and contract assets arising from Topic 606, including those acquired in business combinations. The amendments were effective for annual periods beginning after December 15, 2025 (interim periods included), with prospective application and early adoption permitted. We adopted the amendments of ASU 2025-05 on January 1, 2026. The adoption of this guidance did not affect the Company’s consolidated results of operations, financial position or cash flows.

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

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

NOTE 2 – Operating Segment Information:

The Company manages and reports the following segments:

Branded Products segment: Primarily through our signature marketing brands BAMKO® and HPI®, we produce and sell customized merchandising solutions, promotional products and branded uniform programs. Branded products are sold to customers in a wide range of industries, including retail chain, food service, entertainment, technology, transportation and other industries. The segment currently has sales offices in the United States, Canada and Brazil, with support services in China and India.

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

Contact Centers segment: Through multiple The Office Gurus® entities, including our subsidiaries in El Salvador, Belize, Dominican Republic, the United States and in Jamaica until its closure on June 15, 2025, we provide outsourced, offshore and nearshore business process outsourcing, contact and call-center support services to North American customers. See Note 11 for further discussion of the Company’s acquisition on October 28, 2026, expanding its services with offshore operations in the Philippines.

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

Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate Adjusted EBITDA are significant components in understanding and assessing the Company’s results of operations. The Company’s Adjusted EBITDA may not be comparable to a similarly titled measure of another company because other companies may not calculate Adjusted EBITDA in the same manner.

The chief operating decision maker, who is the Company’s Chief Executive Officer, evaluates the performance of our segments. Segment Adjusted EBITDA, as reported below for each segment, is our primary measure of segment profitability under U.S. GAAP ASC 280 “Segment Reporting.” Amounts included in income before income tax expense and excluded from Segment Adjusted EBITDA include: interest expense, net, impairments and depreciation and amortization expense. Total Segment Adjusted EBITDA is a non-GAAP financial measure and is reconciled to its most closely comparable GAAP metric of income before income tax expense in the table below.

Please see reconciliations of Adjusted EBITDA and Total Segment Adjusted EBITDA included in the Non-GAAP Financial Measure tables below.

The following tables set forth financial information related to the Company’s operating segments (in thousands):

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Three Months Ended September 30, 2026:
Net sales	$92,111	$30,553	$24,224	$(894)	$145,994
Cost of goods sold	58,602	20,575	11,398	(407)	90,168
Gross margin	33,509	9,978	12,826	(487)	55,826
Less: Selling and administrative expenses	24,961	11,303	10,496	(487)	46,273
Add backs:
Segment depreciation and amortization	1,295	824	567	-	2,686
Segment Adjusted EBITDA	$9,843	$(501)	$2,897	$-	$12,239
Less corporate selling and administrative expenses					5,593
Add back corporate depreciation and amortization					61
Adjusted EBITDA					$6,707

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Three Months Ended September 30, 2025:
Net sales	$85,095	$31,520	$22,664	$(812)	$138,467
Cost of goods sold	55,466	19,394	10,669	(140)	85,389
Gross margin	29,629	12,126	11,995	(672)	53,078
Less: Selling and administrative expenses	23,501	9,779	10,283	(672)	42,891
Add backs:
Segment depreciation and amortization	1,396	832	661	-	2,889
Segment Adjusted EBITDA	$7,524	$3,179	$2,373	$-	$13,076
Less corporate selling and administrative expenses					5,622
Add back corporate depreciation and amortization					86
Adjusted EBITDA					$7,540

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Nine Months Ended September 30, 2026:
Net sales	$281,370	$86,385	$69,571	$(2,618)	$434,708
Cost of goods sold	181,002	57,259	33,381	(1,213)	270,429
Gross margin	100,368	29,126	36,190	(1,405)	164,279
Less: Selling and administrative expenses	75,708	32,027	30,413	(1,405)	136,743
Less: Trade name impairment charge	-	2,600	-	-	2,600
Add backs:
Trade name impairment charge	-	2,600	-	-	2,600
Segment depreciation and amortization	4,013	2,466	1,804	-	8,283
Segment Adjusted EBITDA	$28,673	$(435)	$7,581	$-	$35,819
Less corporate selling and administrative expenses					16,818
Add back corporate depreciation and amortization					206
Adjusted EBITDA					$19,207

	Branded Products	Healthcare Apparel	Contact Centers	Intersegment Eliminations	Total
For the Nine Months Ended September 30, 2025:
Net sales	$264,216	$87,036	$70,866	$(2,509)	$419,609
Cost of goods sold	173,884	54,761	33,277	(1,158)	260,764
Gross margin	90,332	32,275	37,589	(1,351)	158,845
Less: Selling and administrative expenses	72,353	29,383	32,816	(1,351)	133,201
Add backs:
Segment depreciation and amortization	4,271	2,598	2,022	-	8,891
Segment Adjusted EBITDA	$22,250	$5,490	$6,795	$-	$34,535
Less corporate selling and administrative expenses					17,654
Add back corporate depreciation and amortization					266
Adjusted EBITDA					$17,147

The following table reconciles income before income tax expense to Total Segment Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income before income tax expense	$3,151	$3,187	$5,416	$4,117
Interest expense, net	809	1,378	2,702	3,873
Corporate selling and administrative expenses	5,593	5,622	16,818	17,654
Segment depreciation and amortization	2,686	2,889	8,283	8,891
Trade name impairment charge	-	-	2,600	-
Total Segment Adjusted EBITDA	$12,239	$13,076	$35,819	$34,535

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,571	$2,744	$4,626	$3,537
Interest expense, net	809	1,378	2,702	3,873
Income tax expense	580	443	790	580
Segment depreciation and amortization	2,686	2,889	8,283	8,891
Corporate depreciation and amortization	61	86	206	266
Trade name impairment charge	-	-	2,600	-
Adjusted EBITDA	$6,707	$7,540	$19,207	$17,147

NOTE 3 – Net Sales:

The Company generates revenue by producing and manufacturing (through third parties or in its own facilities) and selling a wide range of promotional products and branded uniforms through its Branded Products segment and healthcare apparel and accessories through its Healthcare Apparel segment. It also generates revenue by providing outsourced, offshore and nearshore business process outsourcing, contact and call-center support services to North American customers in our Contact Centers segment. The following table provides our revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Branded Products(1)	$92,111	$85,095	$281,370	$264,216
Healthcare Apparel	30,553	31,520	86,385	87,036
Contact Centers(2)	23,330	21,852	66,953	68,357
Total	$145,994	$138,467	$434,708	$419,609

(1) Sales under bill-and-hold arrangements totaled $12.5 million and $10.6 million, for the three months ended September 30, 2026 and 2025, respectively. Sales under bill-and-hold arrangements totaled $30.3 million and $30.1 million, for the nine months ended September 30, 2026 and 2025, respectively.

(2) Net of intercompany eliminations - see Note 2 for gross presentation.

Contract Assets and Contract Liabilities

The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30,	December 31,
	2026	2025
Accounts receivable, net	$96,273	$104,336
Current contract assets	52,860	48,903
Current contract liabilities	3,251	10,678

Contract assets relate to goods produced without an alternative use for which the Company has an enforceable right to payment but which have not yet been invoiced to the customer. Contract liabilities relate to payments received in advance of the Company completing its performance under a contract. Contract liabilities are included in other current liabilities in our balance sheets. During the nine months ended September 30, 2026, $10.6 million of revenue was recognized from the contract liabilities balance as of  December 31, 2025.

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

The following table presents a reconciliation of basic and diluted net income per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income used in the computation of basic and diluted net income per share (in thousands)	$2,571	$2,744	$4,626	$3,537

Weighted average shares outstanding - basic	14,787,455	14,738,863	14,637,206	15,050,834
Dilutive common stock equivalents	460,437	380,187	387,313	371,310
Weighted average shares outstanding - diluted	15,247,892	15,119,050	15,024,519	15,422,144
Net income per share:
Basic	$0.17	$0.19	$0.32	$0.24
Diluted	$0.17	$0.18	$0.31	$0.23

Awards to purchase 367,808 and 654,495 shares of common stock with weighted average exercise prices of $16.82 and $16.52 per share were outstanding during the three months ended September 30, 2026 and 2025, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

Awards to purchase 493,147 and 549,430 shares of common stock with weighted average exercise prices of $16.10 and $18.11 per share were outstanding during the nine months ended September 30, 2026 and 2025, respectively, but were not included in the computation of diluted net income per share because the awards’ exercise prices were greater than the average market price of the common shares.

NOTE 5 – Long-Term Debt:

Debt consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Credit Facilities:
Revolving credit facility due August 2031	$5,000	$35,000
Term loan due August 2031	74,063	59,063
Less: unamortized debt issuance costs	(1,026)	(407)
Total Debt	$78,037	$93,656
Less:
Current portion of long-term debt	3,750	6,563
Long-term debt less current maturities	$74,287	$87,093

On August 23, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto and PNC Bank, National Association, as administrative agent for such lenders (the “Administrative Agent”), pursuant to which such lenders were providing the Company senior secured credit facilities maturing in August 2027 consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million, and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions. Obligations outstanding under the 2022 Credit Agreement accrued interest at a variable rate equal to the secured overnight financing rate ("SOFR") plus an adjustment between 0.10% and 0.25% (depending on the applicable interest period) plus a margin between 1.0% and 2.0% (depending on the Company’s net leverage ratio).

On August 7, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) that refinanced the 2022 Credit Agreement. The 2026 Credit Agreement is among the Company, the domestic subsidiaries of the Company, as guarantors, the lenders party thereto and the Administrative Agent, pursuant to which such lenders and the Administrative Agent are providing the Company senior secured credit facilities maturing in August 2031 consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million (collectively, the “Credit Facilities”), and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions. The Company used the proceeds of the term loan refinancing to pay down the revolver. The Company incurred $0.8 million in transaction costs related to the Credit Facilities. These costs are included as a reduction of debt and amortized over the term of the Credit Facilities. The Company's remaining unamortized transaction costs of $0.2 million will be amortized over the term of the 2026 Credit Agreement.

Obligations outstanding under the Credit Facilities accrue interest at a variable rate equal to the SOFR plus a margin between 1.125% and 2.125% (depending on the Company’s net leverage ratio). The weighted average interest rate on our outstanding borrowings under the Credit Facilities was 5.0% as of  September 30, 2026. During the term of the revolving credit facility, the Company will pay a commitment fee on the unused portion of the revolving credit facility equal to between 0.125% and 0.250% (depending on the Company’s net leverage ratio). The available balance under the revolving credit facility is reduced by outstanding letters of credit. As of  September 30, 2026, there was an outstanding letter of credit under the revolving credit facility totaling $0.1 million.

For the three months ended September 30, 2026 and 2025, interest expense of $1.0 million and $1.6 million is presented net of interest income of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2026 and 2025, interest expense of $3.5 million and $4.6 million is presented net of interest income of $0.8 million and $0.7 million, respectively.

Contractual principal payments for the term loan, which does not contain pre-payment penalties, are as follows: remainder of 2026 - $0.9 million, 2027 - $3.8 million, 2028 - $4.7 million, 2029 - $5.6 million, 2030 - $6.6 million and 2031 - $52.5 million.

The Credit Facilities are secured by substantially all of the operating assets of the Company, and the Company’s obligations under the Credit Facilities are guaranteed by all of its domestic subsidiaries. The Company’s obligations under the Credit Facilities are subject to acceleration upon the occurrence of an event of default as defined in the 2026 Credit Agreement. The 2026 Credit Agreement contains customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, investments, restricted payments (including dividends and related distributions), liquidations, mergers, consolidations or acquisitions, affiliate transactions and sales of assets or subsidiaries. The 2026 Credit Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.25 to 1.00 and a net leverage ratio not to exceed 4.00 to 1.00. The Company’s net leverage ratio (as defined in the 2026 Credit Agreement) is generally calculated as the ratio of (a) indebtedness minus unrestricted cash to (b) consolidated EBITDA (as defined in the 2026 Credit Agreement) for the four most recently ended fiscal quarters. As of  September 30, 2026, the Company was in compliance with these ratios.

NOTE 6 – Contingencies and Geographic Supply Concentrations:

Contingencies

The purchase price to acquire substantially all of the assets of 3Point in December 2024 included contingent consideration based on varying levels of the acquired company’s EBITDA in each measurement period through December 2027. The estimated fair value of the acquired company's acquisition-related contingent consideration payable as of  September 30, 2026 was $1.1 million, of which $0.7 million is expected to be paid in the second quarter of 2027. The total payments related to this contingent consideration payable are capped at $0.9 million per year and $2.6 million over the three-year measurement period.

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

The geography from which we source materials and products is affected by duties and tariffs. During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. During the first quarter of 2026, these agreements were retroactively extended until December 2026 and the Company recorded a consolidated duties receivable within other current assets for $2.3 million through a reduction of inventory and reversal of cost of goods sold of $0.4 million. The duties receivable was primarily related to the Healthcare Apparel segment, and as of September 30, 2026 was substantially collected. In September 2026, these agreements were retroactively extended until December 2028.

Additionally in February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method. These IEEPA tariffs stopped being collected on February 24, 2026. The Supreme Court’s ruling left open the questions of whether, how, and when payors of the tariffs might receive refunds; subsequently, the U.S. government created a system through which refunds of certain entries could be processed. The Company's accounting policy is to recognize tariff refunds (as a reduction of cost of goods sold) when the refund is probable and recognize corresponding refunds to customers (as a reduction of net sales) where contractually required or an implicit obligation exists. For the three and nine months ended September 30, 2026, the Company recorded a $3.7 million and $8.1 million, respectively, tariff refund, of which $1.9 million and $5.0 million, respectively, has been received in cash. The corresponding refunds to customers for the three and nine months ended September 30, 2026 were $2.0 million and $4.8 million, respectively. The U.S. government implemented a new 10.0% tariff under Section 122 of the Trade Act of 1974, effective as of February 24, 2026, which terminated on July 24, 2026. The U.S. government implemented new tariffs generally ranging from 10.0% to 12.5% under Section 301 of the Trade Act of 1974, effective as of July 24, 2026.

NOTE 7 – Inventories:

Inventories consisted of the following amounts (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$72,736	$81,097
Work in process	1,365	745
Raw materials	13,835	15,632
Inventories	$87,936	$97,474

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

For the three months ended  September 30, 2026, the Company recorded a tax expense of $0.6 million, which represents an effective tax rate of 18.4%. For the nine months ended  September 30, 2026, the Company recorded tax expense of $0.8 million, which represents an effective tax rate of 14.6%. The income tax expense and the effective tax rate for the three and nine months ended September 30, 2026 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, which are subject to various statutory tax rates in those jurisdictions. The income tax expense and the tax rate for the nine months ended September 30, 2026 were further impacted by the discrete tax benefit relating to the $2.6 million trade name impairment charge recorded in the second quarter of 2026.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. The OBBBA included significant changes to the domestic and international tax provisions, such as modifications to the global tax framework, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, and the restoration of favorable tax treatment for certain business provisions. The legislation had multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has considered the estimated impact of OBBBA on its expected annual effective tax rate as part of its income tax expense for the three and nine months ended September 30, 2026. The impacts include the increased unfavorable Net Controlled Foreign Corporation Tested Income (“NCTI”), formerly Global Intangible Low-Taxed Income (“GILTI”), taking effect in 2026.

NOTE 9 – Other Information:

The activity in the allowance for doubtful accounts receivable was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Balance at the beginning of year	$2,964	$3,101
Credit loss expense	3,165	2,291
Write-off of accounts receivable	(464)	(2,428)
Balance at the end of the period	$5,665	$2,964

Other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Salaries, wages, commissions and other compensation	$16,864	$14,990
Contract liabilities	3,251	10,678
Accrued rebates	1,457	1,452
Current operating lease liabilities	4,444	4,364
Customer deposits	13,941	11,578
Other accrued expenses	12,265	9,979
Other current liabilities	$52,222	$53,041

NOTE 10 – Intangible Assets and Goodwill:

Intangible Assets

An indicator of impairment related to CID Resources indefinite-lived intangible assets was identified during the second quarter of 2026 for which a quantitative interim impairment test was performed using the relief-from-royalty method and resulted in a trade name impairment totaling $2.6 million.

		September 30, 2026		December 31, 2025
Finite-Lived Intangible Assets (dollars in thousands)	Weighted Average Life (In years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships (7-15 year life)	11.6	$53,798	$(37,092)	$53,798	$(34,608)
Non-compete agreements (3-7 year life)	5.3	1,778	(1,713)	1,778	(1,662)
Trademarks	10.0	606	(253)	509	(208)
Trade names	2.0	1,030	(1,003)	1,030	(883)
Total Finite-Lived Intangible Assets		$57,212	$(40,061)	$57,115	$(37,361)

Indefinite-Lived Intangible Assets (dollars in thousands)	Segment	Carrying Amount, September 30, 2026	Carrying Amount, December 31, 2025
Trade names:
HPI	Branded Products	$4,700	$4,700
BAMKO	Branded Products	8,900	8,900
CID Resources(1)	Healthcare Apparel	11,300	13,900
Total		$24,900	$27,500
Finite-Lived Intangible Assets		$17,151	$19,754
Total Intangible Assets		$42,051	$47,254
(1)	Includes trade names and trademarks associated with CID Resources and Wink®.

Goodwill

The Company performed its annual impairment test in the third quarter with no impairment identified.

NOTE 11 - Subsequent Event:

On October 28, 2026 (the “Effective Date”), two subsidiaries (collectively, “Contact Centers”) of Superior Group of Companies, Inc. entered into an Asset and Share Purchase Agreement with EBUS, Inc., a Delaware corporation, SVCPH, Inc., a Philippine corporation (“SVCPH” and collectively with EBUS, the “Target Group”), and the Target Group’s shareholders and a sellers’ representative. The Target Group operates a call center and business process outsourcing provider and owns all of the assets used in the operation of such business. The acquisition gives the Company the ability to complement its nearshore services offering with offshore services in the Philippines. Contact Centers purchased from the Target Group all of the issued and outstanding capital stock of SVCPH with delivery centers in Cebu City and Davao, Philippines and substantially all of the assets of EBUS, which provides executive oversight of the Target Group and includes primarily the customer accounts receivable associated with SVCPH operations. The purchase price for the Target Group included approximately $26.9 million in cash (subject to adjustment including for working capital, seller's expenses and indebtedness), of which a portion was placed in escrow to cover potential indemnification claims and post-closing expenses and a potential maximum earn-out payment of approximately $6.4 million. Any earn-out is tied to revenue and would be payable over the two-year period following the Effective Date. As part of the Transaction, Contact Centers assumed certain liabilities of EBUS.

The transaction was funded by the Company with borrowings on the revolving credit facility under its 2026 Credit Agreement. Contact Centers recorded $0.2 million and $0.4 million of acquisition expenses during the three and nine months ended September 30, 2026, respectively, which were recorded in selling and administrative expenses in the consolidated statements of comprehensive income.

Due to the recent completion of the acquisition, the determination of the fair value of major classes of assets acquired and liabilities assumed, the make-up of potential goodwill and the determination of pro forma revenue and earnings has not been completed and these disclosures will be provided in a subsequent periodic report.

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

Healthcare Apparel

In our Healthcare Apparel segment, we manufacture (through third parties or in our own facilities) and sell a wide range of healthcare apparel, such as scrubs, lab coats, protective apparel and patient apparel. We sell our brands of healthcare service apparel to healthcare laundries, dealers, distributors and retailers primarily in the United States. From a long-term perspective, we expect that demand for our portfolio of brands Wink®, Fashion Seal Healthcare®, its trade name CID Resources and our license of Carhartt Medical will continue to provide opportunities for growth and increased market share.

Contact Centers

In our Contact Centers segment (also known as “The Office Gurus”), which operates in El Salvador, Belize, Dominican Republic, the United States and in Jamaica until its closure on June 15, 2025, we provide outsourced, offshore and nearshore business process outsourcing, contact and call-center support services to North American customers. These services are also provided internally to the Company’s other two operating segments. The Office Gurus has become an award-winning business process outsourcer offering inbound and outbound voice, email, text, chat and social media support. The nearshore call-center market has grown as businesses look to reduce operating costs while maintaining high-quality customer support. Nearshore operators can provide comparable service to their U.S. counterparts at a fraction of the price. With an environment and career path designed to attract and maintain top talent across all sites, we believe The Office Gurus is positioned well to continue growing this business. See Note 11 for further discussion of the Company’s acquisition on October 28, 2026, expanding its services to provide offshore operations in the Philippines.

Global Economic and Political Conditions

During 2025, the U.S. government imposed higher tariffs and/or new tariffs which impacted certain sources of the Company’s materials and production. Additionally, the U.S.'s trade agreements and/or preferences with certain countries in Africa, through the African Growth and Opportunity Act (AGOA), and with Haiti, through the Haitian Hemispheric Opportunity through Partnership Encouragement Act (HOPE) and the Haiti Economic Lift Program of 2010 (HELP), expired on September 30, 2025. During the first quarter of 2026, these agreements were retroactively extended until December 2026 and the Company recorded a consolidated duties receivable within other current assets for $2.3 million through a reduction of inventory and reversal of cost of goods sold of $0.4 million. The duties receivable was primarily related to the Healthcare Apparel segment, and as of September 30, 2026 was substantially collected. In September 2026, these agreements were retroactively extended until December 2028. We will continue to monitor the status of the trade agreements and preferences involving the U.S. government and the countries in which we source and/or manufacture products. See Item 1, “NOTE 6 – Contingencies and Geographic Supply Concentrations.”

In February 2026, the United States Supreme Court ruled that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs, effectively invalidating the tariffs imposed via that method. These IEEPA tariffs stopped being collected on February 24, 2026 and the U.S. government implemented a new 10.0% tariff under Section 122 of the Trade Act of 1974, effective as of February 24, 2026, which terminated on July 24, 2026. The Supreme Court’s ruling on IEEPA left open the questions of whether, how, and when payors of the tariffs might receive refunds; subsequently, the U.S. government created a system through which refunds of certain entries could be processed. The Company's accounting policy is to recognize tariff refunds (as a reduction of cost of goods sold) when the refund is probable and recognize corresponding refunds to customers (as a reduction of net sales) where contractually required or an implicit obligation exists. For the three and nine months ended September 30, 2026, the Company recorded a $3.7 million and $8.1 million, respectively, tariff refund, of which $1.9 million and $5.0 million, respectively, has been received in cash. The corresponding refunds to customers for the three and nine months ended September 30, 2026 were $2.0 million and $4.8 million, respectively. Effective July 24, 2026, the U.S. government implemented new tariffs generally ranging from 10.0% to 12.5% under Section 301 of the Trade Act of 1974.

It is uncertain how inflation and interest rates will be impacted during the remainder of this year and in future years by the imposition of tariffs and other trade-related actions or inactions. World events, such as the Russia-Ukraine War, the joint U.S.-Israeli War with Iran in 2026 and other conflicts in the Middle East, continue to negatively affect the global economy and exert significant upward pressure on the price of oil and natural gas. Additionally, civil unrest in countries where we manufacture products, like Haiti, may result in our facilities incurring damage or destruction and could interrupt our manufacturing processes and adversely affect our reputation and our relationships with our customers.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 (in thousands)

	For the Three Months Ended September 30,
	2026	2025	$ Change	% Change
Net sales:
Branded Products	$92,111	$85,095	$7,016	8.2%
Healthcare Apparel	30,553	31,520	(967)	(3.1%)
Contact Centers	24,224	22,664	1,560	6.9%
Intersegment eliminations	(894)	(812)	(82)	10.1%
Consolidated net sales	145,994	138,467	7,527	5.4%

Gross margin:
Branded Products	33,509	29,629	3,880	13.1%
Healthcare Apparel	9,978	12,126	(2,148)	(17.7%)
Contact Centers	12,826	11,995	831	6.9%
Net intersegment eliminations	(487)	(672)	185	(27.5%)
Consolidated gross margin	55,826	53,078	2,748	5.2%

Selling and administrative expenses:
Branded Products	24,961	23,501	1,460	6.2%
Healthcare Apparel	11,303	9,779	1,524	15.6%
Contact Centers	10,496	10,283	213	2.1%
Intersegment Eliminations	(487)	(672)	185	(27.5%)
Corporate selling and administrative expenses	5,593	5,622	(29)	(0.5%)
Consolidated selling and administrative expenses	51,866	48,513	3,353	6.9%

Interest expense, net	809	1,378	(569)	(41.3%)
Income before income tax expense	3,151	3,187	(36)	(1.1%)
Income tax expense	580	443	137	30.9%
Net income	$2,571	$2,744	$(173)	(6.3%)
Adjusted EBITDA(1)	$6,707	$7,540	$(833)	(11.0%)

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of Adjusted EBITDA to net income.

Net Income

The Company generated net income of $2.6 million and $2.7 million during the three months ended September 30, 2026 and 2025, respectively. The decrease in net income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was due to losses in our Healthcare Apparel segment largely driven by inventory write-downs partially offset by tariff refunds.

Adjusted EBITDA

Adjusted EBITDA was $6.7 million and $7.5 million during the three months ended September 30, 2026 and 2025, respectively. The Adjusted EBITDA decrease was primarily due to losses in our Healthcare Apparel segment, partially offset by increases in earnings before income taxes in our Branded Products and Contact Centers segments. For a reconciliation of Adjusted EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 5.4%, or $7.5 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributable to increases in net sales in our Branded Products and Contact Centers segments.

Branded Products net sales increased 8.2%, or $7.0 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to volume increases within existing customer accounts, partially offset by tariff refunds to customers.

Healthcare Apparel net sales decreased 3.1%, or $1.0 million, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to volume decreases with existing customers, due in part to the change in a customer's financial position.

Contact Centers net sales increased 6.9%, or $1.6 million, before intersegment eliminations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The 6.9% increase versus the prior period reflects growth from existing customers and new customer acquisitions that exceeded client attrition.

Gross Margin

Gross margin rate for the Company was 38.2% for the three months ended September 30, 2026 and 38.3% for the three months ended September 30, 2025.

Gross margin rate for our Branded Products segment was 36.4% for the three months ended September 30, 2026 and 34.8% for the three months ended September 30, 2025. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 32.7% for the three months ended September 30, 2026 and 38.5% for the three months ended September 30, 2025. The rate decrease was primarily driven by $4.0 million of incremental inventory write-downs, partially offset by the benefit of $1.8 million of tariff refunds.

Gross margin rate for our Contact Centers segment was 52.9% for the three months ended September 30, 2026 and 2025.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. As a percentage of net sales, total selling and administrative expenses was 35.5% for the three months ended September 30, 2026 and 35.0% for the three months ended September 30, 2025. The rate increase was driven by an increase in selling and administrative expenses in all three of our segments.

Branded Products selling and administrative expenses increased $1.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to increased commission expense from increased gross margin. As a percentage of net sales, selling and administrative expenses was 27.1% for the three months ended September 30, 2026, down slightly from 27.6% for the three months ended September 30, 2025 driven by expense leverage from the third quarter year-over-year sales increase.

Healthcare Apparel selling and administrative expenses increased $1.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to credit loss charges resulting from the change in a customer's financial position. As a result, selling and administrative expenses as a percentage of net sales increased to 37.0% for the three months ended September 30, 2026 from 31.0% for the three months ended September 30, 2025.

Contact Centers selling and administrative expenses increased $0.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to higher employee related costs. As a result, selling and administrative expenses as a percentage of net sales decreased to 43.3% for the three months ended September 30, 2026 from 45.4% for the three months ended September 30, 2025 driven by expense leverage from the third quarter year-over-year sales increase.

Corporate selling and administrative expenses were about flat to last year.

Interest Expense, Net

Interest expense, net decreased to $0.8 million for the three months ended September 30, 2026 from $1.4 million for the three months ended September 30, 2025. This decrease was due to a lower outstanding debt balance in 2026 and a lower weighted average interest rate on borrowings, from 5.4% for the three months ended September 30, 2025 to 4.8% for the three months ended September 30, 2026.

Income Taxes

Income tax expense of $0.6 million was recognized for the three months ended September 30, 2026 compared to income tax expense of $0.4 million for the three months ended September 30, 2025. The effective tax rate was 18.4% and 13.9% for the three months ended September 30, 2026 and 2025, respectively. Income tax expense and the effective tax rate for the three months ended September 30, 2026 and September 30, 2025 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, which are subject to various statutory tax rates in those jurisdictions. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025 (in thousands)

	For the Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Net sales:
Branded Products	$281,370	$264,216	$17,154	6.5%
Healthcare Apparel	86,385	87,036	(651)	(0.7%)
Contact Centers	69,571	70,866	(1,295)	(1.8%)
Intersegment eliminations	(2,618)	(2,509)	(109)	4.3%
Consolidated net sales	434,708	419,609	15,099	3.6%

Gross margin:
Branded Products	100,368	90,332	10,036	11.1%
Healthcare Apparel	29,126	32,275	(3,149)	(9.8%)
Contact Centers	36,190	37,589	(1,399)	(3.7%)
Net intersegment eliminations	(1,405)	(1,351)	(54)	4.0%
Consolidated gross margin	164,279	158,845	5,434	3.4%

Selling and administrative expenses:
Branded Products	75,708	72,353	3,355	4.6%
Healthcare Apparel	32,027	29,383	2,644	9.0%
Contact Centers	30,413	32,816	(2,403)	(7.3%)
Intersegment Eliminations	(1,405)	(1,351)	(54)	4.0%
Corporate selling and administrative expenses	16,818	17,654	(836)	(4.7%)
Consolidated selling and administrative expenses	153,561	150,855	2,706	1.8%

Interest expense, net	2,702	3,873	(1,171)	(30.2%)
Trade name impairment charge	2,600	-	2,600	100.0%
Income before income tax expense	5,416	4,117	1,299	31.6%
Income tax expense	790	580	210	36.2%
Net income	$4,626	$3,537	$1,089	30.8%
Adjusted EBITDA(1)	$19,207	$17,147	$2,060	12.0%

(1) Please refer to "Non-GAAP Financial Measure" below for a reconciliation of Adjusted EBITDA to net income.

Net Income

The Company generated net income of $4.6 million and $3.5 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in net income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to growth in our Branded Products segment, cost savings by our Contact Centers segment and a decrease in consolidated interest expense, net, partially offset by a loss in our Healthcare Apparel segment.

Adjusted EBITDA

Adjusted EBITDA was $19.2 million and $17.1 million during the nine months ended September 30, 2026 and 2025, respectively. The Adjusted EBITDA increase was primarily due to earnings growth in our Branded Products segment and cost savings by our Contact Centers segment partially offset by an earnings loss in our Healthcare Apparel segment. For a reconciliation of Adjusted EBITDA to net income, its most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), please read “Non-GAAP Financial Measure” below.

Net Sales

Net sales for the Company increased 3.6% or $15.1 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to increases in net sales in our Branded Products segment, partially offset by a decline in our Healthcare Apparel and Contact Centers segments.

Branded Products net sales increased 6.5% or $17.2 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to volume increases within existing customer accounts partially offset by tariff refunds to customers.

Healthcare Apparel net sales decreased 0.7% or $0.7 million, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to volume decreases with existing customers, due in part to the change in a customer's financial position.

Contact Centers net sales decreased 1.8% or $1.3 million, before intersegment eliminations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The 1.8% decrease versus the prior year period reflects client attrition that exceeded growth from existing customers and new customer acquisitions.

Gross Margin

Gross margin rate for the Company was 37.8% for the nine months ended September 30, 2026 and 37.9% for the nine months ended September 30, 2025.

Gross margin rate for our Branded Products segment was 35.7% for the nine months ended September 30, 2026 and 34.2% for the nine months ended September 30, 2025. The rate increase was primarily driven by a favorable shift in the mix of pricing and customers.

Gross margin rate for our Healthcare Apparel segment was 33.7% for the nine months ended September 30, 2026 and 37.1% for the nine months ended September 30, 2025. The rate decrease was primarily driven by $7.1 million of incremental inventory write-downs, partially offset by the benefit of $4.0 million of net tariff refunds.

Gross margin rate for our Contact Centers segment was 52.0% for the nine months ended September 30, 2026 and 53.0% for the nine months ended September 30, 2025. The decrease in the gross margin rate was primarily attributable to higher employee related costs as compared to the prior year period.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. As a percentage of net sales, total selling and administrative expenses was 35.3% for the nine months ended September 30, 2026 and 36.0% for the nine months ended September 30, 2025. The rate decrease was driven by Branded Products and Contact Centers segments, partially offset by an increased rate in our Healthcare Apparel segment.

Branded Products selling and administrative expense increased $3.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to increased commission expense from increased gross margin. As a percentage of net sales, selling and administrative expenses for our Branded Products segment was 26.9% for the nine months ended September 30, 2026, down slightly from 27.4% for the nine months ended September 30, 2025.

Healthcare Apparel selling and administrative expense increased $2.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to credit loss charges resulting from the change in a customer's financial position. As a percentage of net sales, selling and administrative expenses for our Healthcare Apparel segment was 37.1% for the nine months ended September 30, 2026 and 33.8% for the nine months ended September 30, 2025.

Contact Centers selling and administrative expense decreased $2.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to a $1.2 million reduction in credit loss expense incurred in the prior year period and cost reductions implemented in 2025 related to the closure of our Jamaica office. As a percentage of net sales, selling and administrative expenses for our Contact Centers segment was 43.7% for the nine months ended September 30, 2026 and 46.3% for the nine months ended September 30, 2025.

Corporate selling and administrative expenses decreased $0.8 million primarily due to lower third-party professional services costs and lower share-based compensation expenses.

Interest Expense, Net

Interest expense, net decreased to $2.7 million for the nine months ended September 30, 2026 from $3.9 million for the nine months ended September 30, 2025. This decrease was due to a lower outstanding debt balance in 2026 and a lower weighted average interest rate on borrowings, from 5.4% for the nine months ended September 30, 2025 to 4.9% for the nine months ended September 30, 2026.

Intangible Assets Impairment Charge

As a result of an interim impairment assessment, an impairment charge totaling $2.6 million was recognized in the second quarter of 2026 to reduce the carrying value of Healthcare Apparel trade names to their estimated fair value.

Income Taxes

Income tax expense increased to $0.8 million for the nine months ended September 30, 2026 from $0.6 million for the nine months ended September 30, 2025. The effective tax rate was 14.6% and 14.1% for the nine months ended September 30, 2026 and 2025, respectively. Income tax expense and the effective tax rate for the nine months ended September 30, 2026 and 2025 were primarily impacted by the variability in the mix of earnings across the Company’s foreign and domestic operations, which are subject to various statutory tax rates in those jurisdictions. The tax rate for the nine months ended September 30, 2026 was further impacted by the discrete tax benefit relating to the $2.6 million trade name impairment charge recorded in the second quarter of 2026. The effective tax rate may vary from quarter to quarter due to discrete, unusual or non-recurring items, the resolution of income tax audits, changes in tax laws, the tax impact from employee share-based payments, or other items.

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

On August 7, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) that refinanced the 2022 facility. The 2026 Credit Agreement provides the Company senior secured credit facilities maturing in August 2031 and consisting of a revolving credit facility in the aggregate maximum principal amount of $125.0 million and a term loan in the original aggregate principal amount of $75.0 million (collectively, the “Credit Facilities”), and the ability to request incremental revolving credit or term loan facilities in an aggregate amount of up to an additional $75.0 million, subject to obtaining additional lender commitments and satisfying certain other conditions. Please refer to Note 5 to our Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our refinanced debt, which disclosure is incorporated herein by reference.

Long-Term Liquidity

Beyond the next twelve months, our principal demand for funds will be for maintenance of our core business, to satisfy long-term contractual obligations, stock repurchases, any potential merger and acquisition activity and the Company’s ongoing capital expenditure program designed to improve the effectiveness and capabilities of its facilities and technology. The Company at all times evaluates its capital expenditure program in light of prevailing economic conditions. The Company's material contractual obligations include outstanding debt, long-term pension liability, operating leases, acquisition-related contingent liabilities and non-qualified deferred compensation plan liabilities in Other long-term liabilities. Management currently believes that the combination of our current cash level, cash flows provided by operating activities and availability under the revolving credit facility will be sufficient to satisfy the above requirements.

Cash Requirements

Working Capital Needs

The Company carries inventories of both raw materials and finished products, the practice of which requires substantial working capital, which we believe to be common in the industry. The Company also requires working capital to invest in new product lines and technologies.

Capital Expenditures

Capital expenditures were $2.7 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Sources of Capital and Liquidity

Cash Flows from Operations

Net cash provided by operating activities primarily results from cash collected from customers for our promotional products, branded uniforms, healthcare apparel and accessories, offset by cash payments made for raw materials, finished goods, salaries and payroll related benefits, leases and other general corporate expenditures.

For the nine months ended September 30, 2026, net cash provided by operating activities was $30.7 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees, primarily driven by the Company's collection of receivable balances and by reduced inventory purchasing, which provided $0.1 million of cash in the current period compared to $10.5 million of cash outflows in the prior year period. These sources were partially offset by a $3.9 million increase in contract assets.

For the nine months ended September 30, 2025, net cash provided by operating activities was $1.3 million. Cash collections from customers exceeded aggregate cash payments to vendors, lessors and employees. These cash collections were offset by cash payments including $10.5 million of cash outflows for inventory purchases. The inventory balance is up from the prior year primarily due to the sales decrease in Healthcare Apparel, as well as the timing of purchases.

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

For the nine months ended September 30, 2026, the Company had $33.5 million in borrowings and $63.5 million in payments on the revolving credit facility and $24.4 million in borrowings and $9.4 million in payments on the term loan.

For the nine months ended September 30, 2025, the Company had $76.0 million in borrowings and $58.0 million in payments on the revolving credit facility. For the nine months ended September 30, 2025, the Company had $4.2 million in payments on the term loan. On August 7, 2026, the Company entered into the 2026 Credit Agreement that refinanced the 2022 Credit Agreement. Please refer to Note 5 to our Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details on our refinanced debt, which disclosure is incorporated herein by reference.

In the future, the Company may continue to use credit facilities and other secured and unsecured borrowings as a source of liquidity. Additionally, the cost of the Company’s future sources of liquidity may differ from the costs of the Company’s sources of liquidity to date.

Dividends and Share Repurchase Program

During the nine months ended September 30, 2026 and 2025, the Company paid cash dividends of $6.6 million and $6.7 million, respectively. The Company anticipates that it will continue to pay dividends in the future as financial conditions permit.

On May 15, 2026, the Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to $2.4 million in shares of the Company’s outstanding common stock (the “Repurchase Dollar Limit”) in accordance with the $17.5 million share repurchase program previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Plan allows the Company to repurchase shares up to the Repurchase Dollar Limit commencing May 16, 2026 and ending on the earlier of the date on which the Repurchase Dollar Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of our financial statements in conformity with GAAP requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities and disclosures as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. There have been no material changes to the critical accounting estimates disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2025.

The Company performs its goodwill and indefinite-lived intangible impairment tests annually as of August 31st or more frequently as events or changes in circumstances warrant.

Interim Impairment Tests:

Indefinite-lived Intangible Assets:

An indicator of impairment related to the CID Resources indefinite-lived intangible assets was identified during the second quarter of 2026 for which a quantitative interim impairment test was performed. We conducted a quantitative assessment using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates. The impairment was primarily driven by updated assumptions reflecting lower expected future sales and profitability of the brands.

In determining the fair value of our trade name indefinite-lived intangible assets as of June 30, 2026, we used the following key assumptions:

• Royalty rates of 0.5% - 2.5%;

• A tax rate of 27.0%;

• A long-term growth rate of 3.0%; and

• Assumed discount rate of 17.0%.

As a result of the impairment assessment, an impairment charge totaling $2.6 million was recognized in the second quarter of 2026 to reduce the carrying value of the trade names to their estimated fair value.

Annual Impairment Tests:

Indefinite-lived Intangible Assets:

As of August 31, 2026, the Company performed its annual impairment test for its indefinite-lived trade name intangible assets, which did not result in an impairment. The estimated fair value of the CID Resources indefinite lived intangible assets exceeded their carrying value by approximately 2-4%. A decline in projected revenue or an increase in the discount rate could result in further impairment. We conducted a quantitative assessment using the relief-from-royalty method, which we believe to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these assets. The assumptions that have the most significant effect on the fair value calculations are the royalty rates, projected revenue growth rates, discount rates, and terminal values. Each royalty rate is determined based on the profitability of the trade name to which it relates. In determining the fair value of our trade name indefinite-lived intangible assets as of August 31, 2026, we used the following key assumptions:

• Royalty rates of 0.5% - 2.5%;

• A tax rate of 27.0%;

• A long-term growth rate of 3.0%; and

• Assumed discount rates of 15.0% - 17.0%.

Goodwill:

The discounted cash flow approach that we use for valuing goodwill as part of our impairment testing approach involves estimating future cash flows expected to be generated from the related assets, discounted to their present value using a risk-adjusted discount rate. Terminal values are also estimated and discounted to their present value. Assessing the recoverability of goodwill requires us to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on our forecasts, business plans, economic projections, anticipated future cash flows and marketplace data. We performed our annual impairment test as of August 31, 2026, which did not result in any goodwill impairment. In determining the fair value of our reporting unit, we used the following assumptions:

• Expected cash flows underlying our business plans for the initial five-year period were based on a detailed, multi-year forecast performed by our BAMKO reporting unit;

• Long-term growth rate of 3.0%; and

• Discount rate of 14.5%.

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

Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate Adjusted EBITDA are significant components in understanding and assessing the Company’s results of operations. The Company’s Adjusted EBITDA may not be comparable to a similarly titled measure of another company because other companies may not calculate Adjusted EBITDA in the same manner.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$2,571	$2,744	$4,626	$3,537
Interest expense, net	809	1,378	2,702	3,873
Income tax expense	580	443	790	580
Segment depreciation and amortization	2,686	2,889	8,283	8,891
Corporate depreciation and amortization	61	86	206	266
Trade name impairment charge	-	-	2,600	-
Adjusted EBITDA	$6,707	$7,540	$19,207	$17,147

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

Such forward-looking statements are subject to certain risks and uncertainties that may materially adversely affect the anticipated results. Such risks and uncertainties include, but are not limited to, the following: the impact of competition; the impact of global conflicts, such as the Russia-Ukraine War and the joint U.S.-Israeli War with Iran in 2026, oil and natural gas prices, uncertainties related to tariffs, duties, trade wars and related matters, supply disruptions, inflationary environments (including with respect to shipping costs and the cost of finished goods and raw materials), employment levels (including labor shortages), and general economic and political conditions in the areas of the world in which the Company operates or from which it sources its supplies or the areas of the United States of America (“U.S.” or “United States”) in which the Company’s customers are located; changes in the healthcare, retail chain, food service, transportation and other industries where uniforms and service apparel are worn; our ability to identify suitable acquisition targets, discover liabilities associated with such businesses during the diligence process, successfully integrate any acquired businesses, or successfully manage our expanding operations; the price and availability of raw materials; attracting and retaining senior management and key personnel; the Company’s ability to maintain effective internal control over financial reporting; and other factors described in the Company’s filings with the Securities and Exchange Commission (the "SEC"), including those risks described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 entitled "Risk Factors" and other disclosures contained therein and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements made herein and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and we disclaim any obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances, except as may be required by law.

ITEM 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under supervision and with the participation of the Company’s principal executive officer, Michael Benstock, and the Company’s principal financial officer, Michael Koempel, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information the Company is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2026, that were not previously reported in a current report on Form 8-K.

The table below sets forth information with respect to purchases made by or on behalf of Superior Group of Companies, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1), (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2026 to July 31, 2026	-	$-	-
August 1, 2026 to August 31, 2026	-	-	-
September 1, 2026 to September 30, 2026	56,125	12.45	56,125
Total	56,125	$12.45	56,125	$8,613,011

(1)	For the three months ended September 30, 2026 there were no shares tendered by employees in connection with the exercise of stock options under the Company's shareholder-approved 2022 Equity Incentive and Awards Plan.
(2)	The above table excludes 3,206 shares withheld for taxes and 1,000 forfeited shares, both of which are included in common shares repurchased and retired in the statements of shareholders’ equity.
(3)

On May 15, 2026, the Company entered into a 10b5-1 trading plan (the “Plan”) for the purpose of repurchasing up to $2.4 million in shares of the Company’s outstanding common stock (the “Repurchase Dollar Limit”) in accordance with the $17.5 million share repurchase program (the “Program”) previously authorized by the Company’s Board of Directors, which was announced by the Company on March 11, 2025. The Plan is intended to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan allows the Company to repurchase shares up to the Repurchase Dollar Limit commencing May 16, 2026 and ending on the earlier of the date on which the Repurchase Dollar Limit is reached or other events specified in the Plan. Repurchases of common stock under the Plan will be administered through an independent broker and are subject to certain price, market, volume and timing constraints specified in the Plan.

Under our 2026 Credit Agreement, if an event of default exists, we may not make distributions to our shareholders. The 2026 Credit Agreement also contains other restrictions. See Note 5 to our Condensed Notes to the Consolidated Financial Statements located in Item 1 of Part I of this Quarterly Report on Form 10-Q.

ITEM 3.     Defaults Upon Senior Securities

Not applicable.

ITEM 4.     Mine Safety Disclosures

Not applicable.

ITEM 5.     Other Information

Not applicable.

ITEM 6.     Exhibits

Exhibit No.	Description
10.1	A&R Credit Agreement, dated as of August 7, 2026, among Superior Group of Companies, Inc., the Guarantors party thereto, the Lenders party thereto, and PNC Bank, National Association, as administrative agent for the Lenders.
31.1*	Certification by the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	Inline XBRL Instance Document.
101.SCH+	Inline XBRL Taxonomy Extension Schema.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

                  *  Filed herewith.

**Furnished herewith.

+  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2026	SUPERIOR GROUP OF COMPANIES, INC.

	By	/s/ Michael Benstock
Michael Benstock
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026
	By	/s/ Michael Koempel
Michael Koempel
President & Chief Financial Officer (Principal Financial Officer)